Form 10QSB
period 2000-03-31
TULVINE SYSTEMS INC
filed 2000-04-26
CIK 1106838

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2000


                         Commission File Number: 0-29507



                              TULVINE SYSTEMS, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


        DELAWARE                                            52-2102141
        --------                                            ----------
(State of Incorporation)                                 (IRS Employer ID No)



              5525 MACARTHUR BLVD., SUITE 615, IRVING, TEXAS 75038
              ----------------------------------------------------
                     (Address of principal executive office)


                                  972-894-9040
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X.


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2000 was 1,000,000 shares, held by approximately 1 shareholder.

Transitional Small Business Disclosure Format (Check one): Yes___  No X.

                              TULVINE SYSTEMS, INC.

                                      INDEX

                                                                                                              Page
                                                                                                               No.
Part I.       Financial Information

      Item 1. Balance Sheet - March 31, 2000 (unaudited) and December 31, 1999 (audited)                        3

              Statement of Operations -                                                                         4
              Three Months Ended March 31, 2000 and October 21, 1999 (inception) to March 31, 2000

              Statement of Stockholders' Deficit -                                                              5
              Three Months Ended March 31, 2000

              Statements of Cash Flows -                                                                        6
              Three Months Ended March 31, 2000 and October 21, 1999 (inception) to March 31, 2000

              Notes to Financial Statements -                                                                  7-8
              Three Months Ended March 31, 2000

      Item 2. Managements Discussion and Analysis or Plan of Operation                                        9-10


Part II.      Other Information                                                                                11

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET



                                                                       March 31,    December 31,
                                                                          2000        1999
                                                                      (Unaudited)   (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $  500       $  500
                                                                        ------       ------
Total current assets                                                       500          500
Organization costs                                                         500          500
                                                                        ------       ------
  Total assets                                                          $1,000       $1,000
                                                                        ======       ======



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
                                                                        $   --           --

                                                                        ------       ------
Total current liabilities                                                   --           --


STOCKHOLDER'S DEFICIT
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;          100          100
   issued and outstanding 1,000,000 shares
  Additional paid in capital                                               900          900
  Retained earnings (deficit)                                               --           --
                                                                        ------       ------
Total stockholder's deficit                                              1,000        1,000
                                                                        ------       ------
                                                                        $1,000       $1,000
                                                                        ======       ======

See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND
OCTOBER 21, 1999 (INCEPTION) TO MARCH 31, 2000
(UNAUDITED)

                                                                                                     OCT. 21,
                                                                                   THREE MONTHS        1999
                                                                                       ENDED        (INCEPTION)
                                                                                     MARCH 31,      TO MAR. 31,
                                                                                       2000            2000

SALES AND REVENUES                                                                  $      --       $      --
COST OF SALES
                                                                                           --
                                                                                    ---------       ---------
GROSS PROFIT
                                                                                           --              --

OTHER EXPENSE
  General and administrative expense
                                                                                           --              --
                                                                                    ---------       ---------

                                                                                           --              --
                                                                                    ---------       ---------
EARNINGS (LOSS) BEFORE INCOME TAXES
                                                                                           --              --
INCOME TAXES
                                                                                           --              --
                                                                                    ---------       ---------
NET EARNINGS (LOSS)
                                                                                           --              --
                                                                                    =========       =========

NET EARNINGS (LOSS) PER SHARE                                                       $      --       $      --
                                                                                    =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 1,000,000       1,000,000
                                                                                    =========       =========


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S DEFICIT
THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

                                                               Additional
                                       Common Stock              Paid-in        Accumulated
                                  Shares        Par Value        Capital          Deficit         Total
BALANCE, December 31, 1999       1,000,000       $     100       $     900       $      --       $   1,000

Net income (loss)                                                       --              --
                                 ---------       ---------       ---------       ---------       ---------
BALANCE, March 31, 2000          1,000,000       $     100       $     900       $      --       $   1,000
                                 =========       =========       =========       =========       =========


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND
OCTOBER 21, 1999 (INCEPTION) TO MARCH 31, 2000
(UNAUDITED)


                                                                          OCT. 21,
                                                          Three Months      1999
                                                              Ended      (INCEPTION)
                                                             MARCH 31,    TO MAR. 31,
                                                               2000          2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                           $    --       $    --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs                                               --          (500)

                                                              -------       -------
Net cash provided by (used in) operating activities                --          (500)
                                                              -------       -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Net cash provided by (used in) investing activities                --            --
                                                              -------       -------
Net cash provided by (used in) investing activities                --            --
                                                              -------       -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Proceeds from sale of common stock                                           1,000
Net cash provided by (used in) investing activities                --            --
                                                              -------       -------
Net cash provided by (used in) financing activities                --         1,000
                                                              -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               --           500
CASH AND CASH EQUIVALENTS, beginning of period                    500            --
                                                              -------       -------
CASH AND CASH EQUIVALENTS, end of period                      $   500       $   500
                                                              =======       =======


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                    $    --       $    --
  Income taxes                                                $    --       $    --

See accompanying notes to consolidated financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1) ORGANIZATION AND BUSINESS OPERATIONS - Tulvine Systems, Inc. (a development stage company) (the "Company") was organized October 21, 1999, under the laws of the State of Delaware. The Company has no operations and in accordance with SFAS #7 is considered a development stage company. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

              The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (2) USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (3) CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         (4) GENERAL - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 1999, which is included in the Company's Form 10-SB filed on March 7, 2000.

         (5) INCOME TAXES - Deferred income taxes are recognized for income and expense items that are reported for financial purposes in different years than for income tax purposes.

         (6) NET EARNINGS PER SHARE - Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution.

B.       GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.


C.       STOCKHOLDER'S EQUITY

         The Company has 100,000,000 shares of its $0.0001 par value common stock authorized and 1,000,000 shares issued. There are no warrants or options outstanding.


D.       RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. Office services are provided without charge by the director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that it has during the prior 12 month period timely filed all reports required under the Exchange Act).

         The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

         Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

         These benefits are commonly thought to include:

         (1) the ability to use securities to make acquisition of assets or businesses;
         (2) increased visibility in the financial community;
         (3) the facilitation of borrowing from financial institutions;
         (4) improved trading efficiency;
         (5) the potential for shareholder liquidity;
         (6) greater ease in subsequently raising capital;
         (7) compensation of key employees through options for stock for which there may be a public market;
         (8) enhanced corporate image; and
         (9) a presence in the United States capital market.

         A private company which may be interested in a business combination with the Company may include:

         (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;

         (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

         (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;

         (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become a reporting company;

         (5) a foreign company which may wish an initial entry into the United States securities market;

         (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

         (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

         Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

         As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

         The current shareholders of the Company have agreed to not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

         The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence, the company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits - Not applicable
                  (b)    Reports on Form 8-K - None during the current quarter.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TULVINE SYSTEMS, INC.



         Date:    April 19, 2000            By:  /s/ Diane Golightly
                                                 -------------------------------
                                                 Diane Golightly, President and
                                                 Principal Accounting Officer