Form 10QSB
period 2000-06-30
TULVINE SYSTEMS INC
filed 2000-08-14
CIK 1106838

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2000


                         Commission File Number: 0-29507



                              TULVINE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                          52-2102141
   (State of Incorporation)                             (IRS Employer ID No)



              5525 MACARTHUR BLVD., SUITE 615, IRVING, TEXAS 75038
                     (Address of principal executive office)

                                  972-894-9040
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No    .
                                                              -----    ----


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2000 was 1,000,000 shares, held by approximately 1 shareholder.

Transitional Small Business Disclosure Format (Check one):   Yes       No X  .
                                                                -----    ----

                              TULVINE SYSTEMS, INC.

                                      INDEX

                                                                                                   Page
                                                                                                    No.
                                                                                                    ---
Part I. Financial Information

      Item 1. Condensed Balance Sheet - March 31, 2000 and December 31, 1999                         3

              Condensed Statement of Operations -                                                    4
              Three Months and Six Months Ended June 30, 2000 and
              October 21, 1999 (inception) to June 30, 2000

              Condensed Statement of Stockholders' Equity -                                          5
              Six Months Ended June 30, 2000

              Condensed Statements of Cash Flows -                                                   6
              Six Months Ended June 30, 2000 and October 21, 1999 (inception) to June 30, 2000

              Condensed Notes to Financial Statements -                                             7-8
              Six Months Ended June 30, 2000

      Item 2. Managements Discussion and Analysis or Plan of Operation                              9-10


Part II. Other Information                                                                           11

CONDENSED BALANCE SHEET



                                                                      June 30,    December 31,
                                                                        2000          1999
                                                                    (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $  500        $  500
                                                                       ------        ------
Total current assets                                                      500           500
Organization costs                                                        500           500
                                                                       ======        ======
  Total assets                                                         $1,000        $1,000
                                                                       ======        ======



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
                                                                       $   --        $   --

                                                                       ------        ------
Total current liabilities                                                  --            --


STOCKHOLDER'S EQUITY
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;         100           100
   issued and outstanding 1,000,000 shares
  Additional paid in capital                                              900           900
  Retained earnings (deficit)                                              --            --
                                                                       ------        ------
Total stockholder's deficit                                             1,000         1,000
                                                                       ======        ======
                                                                       $1,000        $1,000
                                                                       ======        ======

See accompanying notes to financial statements.

CONDENSED STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
OCTOBER 21, 1999 (INCEPTION) TO JUNE 30, 2000
(UNAUDITED)

                                                                         OCT. 21,
                                        THREE MONTHS     SIX MONTHS        1999
                                            ENDED          ENDED        (INCEPTION)
                                           JUNE 30,       JUNE 30,      TO JUNE 30,
                                             2000           2000           2000

SALES AND REVENUES                        $      --      $      --      $       --
COST OF SALES                                    --             --
                                          ---------      ---------      ----------
GROSS PROFIT                                     --             --              --

OTHER EXPENSE
  General and administrative expense             --             --              --
                                          ---------      ---------      ----------
                                                 --             --              --
                                          ---------      ---------      ----------
EARNINGS (LOSS) BEFORE INCOME TAXES              --             --              --
INCOME TAXES                                     --             --              --
                                          ---------      ---------      ----------
NET EARNINGS (LOSS)                              --             --              --
                                          =========      =========      ==========

NET EARNINGS (LOSS) PER SHARE             $      --      $      --      $       --
                                          =========      =========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING       1,000,000      1,000,000       1,000,000
                                          =========      =========      ==========

See accompanying notes to financial statements.

CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

                                                           Additional
                                      Common Stock          Paid-in     Retained
                                  Shares      Par Value     Capital     Earnings      Total

BALANCE, December 31, 1999      1,000,000      $   100      $   900      $  --      $   1,000

Net income (loss)                                                           --             --
                                =========      =======      =======      =====      =========
BALANCE, June 30, 2000          1,000,000      $   100      $   900      $  --      $   1,000
                                =========      =======      =======      =====      =========

See accompanying notes to financial statements.

CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND
OCTOBER 21, 1999 (INCEPTION) TO JUNE 30, 2000
(UNAUDITED)

                                                                           OCT. 21,
                                                            SIX MONTHS       1999
                                                              ENDED       (INCEPTION)
                                                             JUNE 30,     TO JUNE 30,
                                                               2000          2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                          $    --        $    --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs                                              --           (500)
                                                             -------        -------
Net cash provided by (used in) operating activities               --           (500)
                                                             -------        -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

                                                                  --             --
                                                             -------        -------
Net cash provided by (used in) investing activities               --             --
                                                             -------        -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Proceeds from sale of common stock                                           1,000
                                                                  --             --
                                                             -------        -------
Net cash provided by (used in) financing activities               --          1,000
                                                             -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              --            500
CASH AND CASH EQUIVALENTS, beginning of period                   500             --
                                                             -------        -------
CASH AND CASH EQUIVALENTS, end of period                     $   500        $   500
                                                             =======        =======


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                   $    --        $    --
  Income taxes                                               $    --        $    --

See accompanying notes to consolidated financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)


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

                                          TULVINE SYSTEMS, INC.



Date: August 14, 2000                     By: /s/ Diane Golightly
                                             -----------------------------------
                                             Diane Golightly, President and
                                             Principal Accounting Officer