Form 10QSB
period 2000-09-30
TULVINE SYSTEMS INC
filed 2000-11-03
CIK 1106838

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For Quarter Ended: SEPTEMBER 30, 2000


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2000 was 1,000,000 shares, held by approximately 1 shareholder.

Transitional Small Business Disclosure Format (Check one):    Yes      No    X .
                                                                 -----     ----

                             TULVINE SYSTEMS, INC.

                                     INDEX


                                                                                          Page
                                                                                           No.
Part I.       Financial Information

      Item 1. Condensed Balance Sheet - September 30, 2000 and December 31, 1999              3

              Condensed Statement of Operations -                                             4
              Three Months and Nine Months Ended September 30, 2000 and
              October 21, 1999 (inception) to September 30, 2000

              Condensed Statement of Stockholders' Equity -                                   5
              Nine Months Ended September 30, 2000

              Condensed Statements of Cash Flows -                                            6
              Nine Months Ended September 30, 2000 and
              October 21, 1999 (inception) to September 30, 2000

              Condensed Notes to Financial Statements -                                      7-8
              Nine Months Ended September 30, 2000

      Item 2. Managements Discussion and Analysis or Plan of Operation                      9-10


Part II.      Other Information                                                              11

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET



                                                                             September 30,       December 31,
                                                                                 2000               1999
                                                                              (Unaudited)          (Audited)
                                                                              ----------         ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $     500          $     500
                                                                              ----------         ----------
Total current assets
                                                                                     500                500
Organization costs
                                                                                     500                500
                                                                              ----------         ----------
  Total assets                                                                $    1,000         $    1,000
                                                                              ==========         ==========



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES                                                           $      -           $      -

                                                                              ----------         ----------

Total current liabilities                                                            -                  -



STOCKHOLDER'S EQUITY
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;
     issued and outstanding 1,000,000 shares                                         100                100
  Additional paid in capital                                                         900                900

  Retained earnings (deficit)                                                          -                  -

                                                                              ----------         ----------
Total stockholder's deficit
                                                                                   1,000              1,000
                                                                              ----------         ----------
                                                                              $    1,000         $    1,000
                                                                              ==========         ==========



See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
OCTOBER 21, 1999 (INCEPTION) TO SEPTEMBER 30, 2000
(UNAUDITED)

                                                                                                          OCT. 21,
                                                                   THREE MONTHS      NINE MONTHS           1999
                                                                      ENDED             ENDED           (INCEPTION)
                                                                  SEPTEMBER 30,     SEPTEMBER 30,       TO SEPT. 30,
                                                                      2000              2000               2000
SALES AND REVENUES                                                    $      -         $      -           $      -
COST OF SALES                                                                -                -
                                                                     ---------        ---------          ---------
GROSS PROFIT                                                                 -                -                  -

OTHER EXPENSE
  General and administrative expense                                         -                -                  -
                                                                     ---------        ---------          ---------

                                                                             -                -                  -
                                                                     ---------        ---------          ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                                          -                -                  -

INCOME TAXES                                                                 -                -                  -
                                                                     ---------        ---------          ---------
NET EARNINGS (LOSS)                                                          -                -                  -
                                                                     =========        =========          =========

NET EARNINGS (LOSS) PER SHARE                                          $     -          $     -            $     -
                                                                     =========        =========          =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                  1,000,000        1,000,000          1,000,000
                                                                     =========        =========          =========

See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

                                                                                      Additional
                                                      Common Stock                    Paid-in           Retained
                                                 Shares           Par Value           Capital           Earnings             Total
                                               ---------          ---------          ---------          ---------          ---------

BALANCE, December 31, 1999                     1,000,000          $     100          $     900          $      --          $   1,000

Net income (loss)                                                                                              --                 --
                                               ---------          ---------          ---------          ---------          ---------
BALANCE, September 30, 2000                    1,000,000          $     100          $     900          $      --          $   1,000
                                               =========          =========          =========          =========          =========


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2000 AND
OCTOBER 21, 1999 (INCEPTION) TO SEPTEMBER 30, 2000
(UNAUDITED)

                                                                                   OCT. 21,
                                                               NINE MONTHS           1999
                                                                  ENDED           (INCEPTION)
                                                               SEPTEMBER 30,      TO SEPT. 30,
                                                                  2000               2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                             $    --          $    --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs                                                 --             (500)

                                                                -------          -------

Net cash provided by (used in) operating activities                  --             (500)
                                                                -------          -------


CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                --               --
                                                                -------          -------


Net cash provided by (used in) investing activities                  --               --
                                                                -------          -------


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                              1,000
 Proceeds from sale of common stock                                  --               --
                                                                -------          -------



Net cash provided by (used in) financing activities                  --            1,000
                                                                -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 --              500

CASH AND CASH EQUIVALENTS, beginning of period                      500               --
                                                                -------          -------

CASH AND CASH EQUIVALENTS, end of period                        $   500          $   500
                                                                =======          =======


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                      $    --          $    --
  Income taxes                                                  $    --          $    --

See accompanying notes to consolidated financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)


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

          The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company, which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

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

                                                     TULVINE SYSTEMS, INC.



         Date:    November 2, 2000          By:  /s/ Diane Golightly
                                                 -------------------------------
                                                 Diane Golightly, President and
                                                 Principal Accounting Officer