Form 10KSB
period 2000-12-31
TULVINE SYSTEMS INC
filed 2001-04-16
CIK 1106838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number 0-29507

                              TULVINE SYSTEMS, INC.
             (Exact name of registrant as specified in the charter)

            DELAWARE                                   52-2102141
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

              5525 MACARTHUR BLVD., SUITE 615, IRVING, TEXAS 75038 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: 972-894-9040

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the year ended December 31, 2000 were $0.

As of February 28, 2001 there were 1,000,000 shares of common stock outstanding, par value $.0001 per share. The aggregate market value of the common stock of the registrant, held by non-affiliates of the registrant, on February 28, 2001, was $0.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit index.

Transitional Small Business Disclosure Format:       Yes  [ ]  No  [X]

                                TABLE OF CONTENTS


                                     Part I
Item 1.  Business                                                              3
Item 2.  Properties                                                            6
Item 3.  Legal Proceedings                                                     7
Item 4.  Submission of Matters to a Vote of Security Matters                   7

                                     Part II
Item 5.  Market for a Common Equity and Related Stockholders Matters           7
Item 6.  Management's Discussion and Analysis                                  8
Item 7.  Financial Statements                                                 10
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure                                             18


                                    Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                    18
Item 10. Executive Compensation                                               19
Item 11. Security Ownership of Certain Beneficial Owners and Management       20
Item 12. Certain Relationships and Related Transactions                       20
Item 13. Exhibits and Reports on Form 8-K                                     21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Tulvine Systems, Inc. (the "Company"), was incorporated on October 21, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

         The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files periodic and episodic reports with the Securities and Exchange Commission under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

         The Company will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

         Management believes that there are perceived benefits to being a reporting company with a class of publicly traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

         A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

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

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

         Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business that has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

         Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

         A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

         While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

         With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

         No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

         As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if the Company has subsequently filed a Form 8-K.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Richmark Capital Corporation, 5525 MacArthur Blvd., Suite 615, Irving, Texas 75038, at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

         There is no litigation pending or threatened by or against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         There is currently no public market for the securities of the Company. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

         The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that such shareholder will not sell or otherwise transfer her shares of the Company's common stock except in connection with or following completion of a merger or acquisition and the Company is no longer classified as a blank check company. The shareholder has deposited her stock certificate with the Company's management, who will not release the certificates except in connection with or following the completion of a merger or acquisition.

         There is currently one shareholder of the outstanding common stock of the Company. The Company has not designated nor issued any preferred stock.

         During the past three years, the Company has sold securities that were not registered as follows:

                                                 Number of
       Date                    Name                Shares          Consideration
       ----                    ----                ------          -------------

 October 21, 1999         Diane Golightly         1,000,000           $1,000


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company that desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has not commenced any operational activities.

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

         The Company will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

         The Company will not restrict its search for any specific kind of businesses, but may acquire a business that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

         A business combination with a target business will normally involve the transfer to the target business of the majority of common stock of the Company, and the substitution by the target business of its own management and board of directors.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The officer and director of the Company has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The Company's shareholder has agreed that she will advance to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

         The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, shareholder or her affiliates or associates serve as officer or director or hold any ownership interest.

ITEM 7.  FINANCIAL STATEMENTS.


                                      INDEX
                                                                          Page #
                                                                          ------

Independent auditors' report                                                11

Balance sheet as of December 31, 2000                                       12

Statements of operations for the year ended December 31, 2000 and for the
period from October 21, 1999 (Inception) to December 31, 1999 and 2000      13

Statement of changes in stockholders' equity for the period from
October 21, 1999 (Inception) to December 31, 2000                           14

Statements of cash flows for the year ended December 31, 2000 and for the
period from October 21, 1999 (Inception) to December 31, 1999 and 2000      15

Notes to financial statements as of December 31, 2000                      16-17

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Tulvine Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Tulvine Systems, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000, the period from inception (October 21, 1999) to December 31, 1999 and the period from inception (October 21, 1999) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tulvine Systems, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, the period from inception (October 21, 1999) to December 31, 1999 and the period from inception (October 21, 1999) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Stephen P. Higgins, C.P.A.

Stephen P. Higgins, C.P.A.
Port Washington, New York

April 6, 2001

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of December 31, 2000



 ASSETS
Current assets:
  Cash and cash equivalents                                              $  500

                                                                         -------
    Total current assets                                                    500
Organizational costs                                                        500

                                                                         -------
    Total assets                                                         $1,000
                                                                         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
                                                                         $    -
                                                                         -------
    Total current liabilities                                                 -

 Commitments and contingencies

 Stockholders' equity:
  Common stock; $.00001 par value; authorized 100,000,000
   shares; issued and outstanding 1,000,000 shares                          100
  Additional paid-in capital                                                900
  Retained earnings                                                           -
                                                                         -------
    Total stockholders' equity                                            1,000
                                                                         -------
      Total liabilities and stockholders' equity                         $1,000
                                                                         =======


 See accompanying notes to financial statements


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year ended December 31, 2000 and the periods from inception
(October 21, 1999) to December 31, 1999 and 2000


                                                                                           From Inception
                                                                  Year Ended               (October 21, 1999) to
                                                                 December 31,        December 31,        December 31,
                                                                     2000                1999                2000
                                                                     ----                ----                ----
 Revenue                                                      $                -   $               -                 $ -
                                                              -------------------  ------------------  ------------------
                                                                               -                   -                   -
 Selling, general and administrative expenses                                  -                   -                   -

                                                              -------------------  ------------------  ------------------
 Net earnings (loss)                                          $                -   $               -   $               -
                                                              ===================  ==================  ==================

 Earnings (loss) per common share, basic and diluted          $                -   $               -   $               -
                                                              ===================  ==================  ==================

 Weighted average common shares                                        1,000,000           1,000,000           1,000,000
                                                              ===================  ==================  ==================


 See accompanying notes to financial statements


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Inception (October 21, 1999) to December 31, 2000



                                                                           Additional
                                                     Common Stock            Paid in        Retained
                                                Shares          Amount       Capital        Earnings           Total
                                                ------          ------       -------        --------           -----
 Balance October 21, 1999                               -   $         -   $          -   $            -   $           -
 Common stock issued for cash                   1,000,000           100            900                -           1,000
 Net earnings (loss)                                                                                  -               -
                                        ------------------  ------------  -------------  ---------------  --------------
 Balance December 31, 1999                      1,000,000   $       100   $        900   $            -   $       1,000
 Net earnings (loss)                                                                                  -               -
                                        ------------------  ------------  -------------  ---------------  --------------
 Balance December 31, 2000                      1,000,000   $       100   $        900   $            -   $       1,000
                                        ==================  ============  =============  ===============  ==============


 See accompanying notes to financial statements


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year ended December 31, 2000 and the periods from inception
(October 21, 1999) to December 31, 1999 and 2000


                                                                                     From Inception
                                                            Year Ended               (October 21, 1999) to
                                                           December 31,        December 31,        December 31,
                                                               2000                1999                2000
                                                               ----                ----                ----
 Cash flows from operating activities:
   Net earnings (loss)                                $                -    $               -   $               -
   Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities:
        Organizational costs                                           -                 (500)               (500)
                                                      -------------------  -------------------  ------------------
       Net cash flows used in operating activities                     -                 (500)               (500)

 Cash flows from investing activities:
                                                                       -                    -                   -
                                                      -------------------  -------------------  ------------------
       Net cash provided by investing activities                       -                    -                   -

 Cash flows from financing activities:
   Proceeds from sale of common stock                                  -                1,000               1,000
                                                      -------------------  -------------------  ------------------
       Net cash provided by financing activities                       -                1,000               1,000

       Net increase in cash and cash equivalents                       -                  500                 500
       Cash and cash equivalents, beginning                          500                    -                   -
                                                      -------------------  -------------------  ------------------
       Cash and cash equivalents, end of period       $              500   $              500   $             500
                                                      ===================  ===================  ==================

 Supplemental cash flow information:
   Interest paid                                      $                -   $                -   $               -
   Income taxes paid                                  $                -   $                -   $               -



 See accompanying notes to financial statements

 TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS
As of December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  ORGANIZATION AND BUSINESS OPERATIONS

         Tulvine Systems, Inc. (a development stage company) ("the Company") was incorporated in Delaware on October 21, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or a foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         B.  USE OF ESTIMATES

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

         C.  CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         D.  INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company's limited operations for the period ended December 31, 2000.

         E.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138. This statement standardized the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to become effective for fiscal years beginning after June 15, 1999; however, in June 1999, Statement of Financial Accounting Standards No. 137 was issued extending the effective date to June 15, 2000. The Company will adopt this statement on January 1, 2001 and the effect of the adoption will not have a material impact on its results of operations or financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying Generally Accepted Accounting Principles to revenue recognition in financial statements. The Company has determined that they are in compliance with SAB 101.

NOTE 2 - STOCKHOLDER'S EQUITY

         The Company is authorized to issue 100,000,000 shares of common stock having a par value of $.0001 per share. The Company issued 1,000,000 shares to Diane Golightly pursuant to Rule 506 for an aggregate consideration of $1,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the date such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                     Position or Office               Date First
Name                  Age            With the Company                 Elected
----                  ---            ----------------                 -------

Diane Golightly       35             President/CEO/Secretary/         Oct 1999
                                     Director

DIANE GOLIGHTLY - Ms. Golightly received an Associate in Science from Cook County College in 1984. From 1987 to 1997, Ms. Golightly served as the Residency Program Coordinator for Physical Medicine and Rehabilitation at the University of Texas Southwestern Medical School. Currently Ms. Golightly is a senior administrator at the medical offices of Dr. Farrukh Hamid in Carrolton, Texas, and has served in this capacity since 1997.

CONFLICTS OF INTEREST

         Insofar as the officer and director, Ms. Golightly, is engaged in other business and personal activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations. Ms. Golightly will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Cassidy.

         Ms. Golightly is responsible for implementation and maintenance of several different administrative systems at the medical practice of Dr. Farrukh Hamid. As such, demands may be placed on the time of Ms. Golightly which will detract from the amount of time she is able to devote to the Company. Ms. Golightly intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Ms. Golightly would not attend to other matters prior to those of the Company. Ms. Golightly estimates that the business plan of the Company can be implemented in theory by devoting approximately 10 to 15 hours per month over the course of several months but such figure cannot be stated with precision.

         Ms. Golightly is the president, director and sole shareholder of all of the Company's issued common stock. At the time of a business combination, management expects that some or all of the shares of Common Stock owned by Diane Golightly will be purchased by the target company.

         The terms of any business combination may include such terms as Ms. Golightly remaining a director or officer of the Company and/or other service to the Company. The terms of a business combination may provide for a payment by cash or otherwise to Diane Golightly for the purchase of all or part of her common stock of the Company by a target company or for services rendered incident to or following a business combination. Ms. Golightly would directly benefit from such employment or payment. Such benefits may influence Ms. Golightly's choice of a target company.

         The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

         There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.


ITEM 10. EXECUTIVE COMPENSATION

         The Company's officer and director does not receive any compensation for her services rendered to the Company, nor has she received such compensation in the past. As of the date of this report, the Company has no funds available to pay the officer and director. Further, the officer and director is not accruing any compensation pursuant to any agreement with the Company.

         The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of her efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 28, 2001, each person known by the Company to own beneficially more than 5% of any class of the Company's common stock and the director and officer of the Company. The holder hereof has sole voting and investment power with respect to the shares shown.


                    Name and address                 Amount and Nature
  Title               of Beneficial                    of Beneficial          % of
of class                  Owner                            Owner              Class
--------                  -----                            -----              -----
 Common       Diane Golightly                             1,000,000            100.00%
              7633 E 63rd Pl, Ste 210
              Tulsa, OK  74133

 Common       All directors and executive officers        1,000,000            100.00%
              as a group (one person)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 21, 1999, the Company issued a total of 1,000,000 shares of Common Stock to the Diane Golightly, the Company's sole officer and director, for a total of $1,000 in cash.

         The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

         The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that such shareholder shall not sell her shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a blank check company. The shareholder has placed the stock certificates with the Company, which will not release the certificates until such time as a merger or acquisition has been successfully consummated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits - none.

b) Reports on Form 8-K - none filed during the quarter ended December 31, 2000.


                                   SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TULVINE SYSTEMS, INC.


Date - April 6, 2001                          By: /s/ Diane Golightly
                                                  ------------------------------
                                                    Diane Golightly
                                                    Chief Executive Officer
                                                    Principal Accounting Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date - April 6, 2001                          By: /s/ Diane Golightly
                                                  -----------------------------
                                                    Diane Golightly, Director