Form 10QSB
period 2001-03-31
TULVINE SYSTEMS INC
filed 2001-05-03
CIK 1106838

FORM 10-QSB

                U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934



                 For Quarter Ended:       March 31, 2001


                  Commission File Number:       0-29507



                          TULVINE SYSTEMS, INC.
    (Exact name of small business issuer as specified in its charter)


           Delaware                                52-2102141
        (State of Incorporation)             (IRS Employer ID No)



          5525 MacArthur Blvd., Suite 615, Irving, Texas  75038
                 (Address of principal executive office)

                              972-894-9040
                       (Issuer's telephone number)


Check  whether the issuer (1) filed all reports required to be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [].


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2001 was 1,000,000 shares, held by 1 shareholder.

Transitional  Small  Business  Disclosure  Format  (Check  one):    Yes[]
No  [x].

Tulvine Systems, Inc.

INDEX
                                                                 Page
                                                                  No.
Part I.   Financial Information (unaudited)

Item 1.   Balance Sheet - March 31, 2001                           3

     Statement of Operations                                       4
     Three Months Ended March 31, 2001 and March 31, 2000
       and October 21, 1999 (inception) to March 31, 2001

     Statement of Stockholders' Deficit                            5
     Three Months Ended March 31, 2001

     Statements of Cash Flows -                                    6
     Three Months Ended March 31, 2001 and March 31, 2000
       and October 21, 1999 (inception) to March 31, 2001

     Notes to Financial Statements                                7-8
     Three Months Ended March 31, 2001 and March 31, 2000

Item 2.Managements Discussion and Analysis or Plan of Operation   9-10


Part II.  Other Information                                        11

Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
March 31, 2001
(Unaudited)



Assets

Current assets
  Cash and cash equivalents                       $
                                                500
                                                  --------
                                                --
Total current assets
                                                500
Organization costs
                                                500
                                                  --------
                                                --
  Total assets                                    $
                                                1,000
                                                  --------
                                                --


Liabilities and Stockholder's Equity

Current liabilities

Total current liabilities
                                                -


Stockholder's deficit
  Common stock, $.0001 par value.  Authorized 100,000,000
shares;
   issued and outstanding 1,000,000 shares
                                                100
  Additional paid in capital
                                                900
  Retained earnings (deficit)
                                                -
                                                  --------
                                                --

                                                1,000
Total stockholder's deficit                       --------
                                                --
                                                  $
                                                1,000
Total liabilities and stockholder's deficit
                                                =========
                                                =

See accompanying notes to financial statements.

                                               3

Tulvine Systems, Inc.
(A Development Stage Company)
Statement of Operations
Three months ended March 31, 2001 and March
31, 2000
and October 21, 1999 (inception) to March
31, 2001
(Unaudited)
                                                             Oct. 21,
                                      Three      Three      1999
                                     Months     Months
                                      Ended      Ended    (Inceptio
                                                            n)
                                    March 31,  March 31,   To Mar.
                                                            31,
                                      2001        2000       2001
Sales and revenues                   $           $            $
                                   -          -           -
Cost of sales
                                   -          -           -
                                     --------    --------     --------
                                   --         --          --
Gross profit
                                   -          -           -

Other expense
  General and administrative
expense                             -          -           -
                                     --------    --------     --------
                                   --         --          --

                                   -          -           -
Earnings (loss) before income taxes
                                   -          -           -
Income taxes
                                   -          -           -
                                     --------    --------     --------
                                   --         --          --
Net earnings (loss)
                                   -          -           -

                                   =========  =========   =========
                                   =          =           =
Net earnings (loss) per share        $           $            $
                                   -          -           -

                                   =========  =========   =========
                                   =          =           =
Weighted Average Shares Outstanding
                                   1,000,000  1,000,000   1,000,000

                                   =========  =========   =========
                                   =          =           =

See accompanying notes to financial
statements.

                                   4

Tulvine Systems,
Inc.
(A Development Stage Company)

Statement of Stockholder's
Deficit
Three months ended March 31,
2001
(Unaudited)
                                              Additiona
                                             l
                          Common Stock      Paid-in
                                                   Accumulate
                                                        d
                        Shares     Par     Capital    Deficit     Total
                                 Value
                       -------   --------   ---------  ----------   ---------
                     ---       --         -          --           -
Balance, December      1,000,0    $           $           $             $
31, 2000                   00  100        900        -            1,000

Net income (loss)
                                                  -            -
                       -------    --------    ---------   ----------    ---------
                     ---       --         --         --           --
Balance, March 31,     1,000,0    $           $           $             $
2001                       00  100        900        -            1,000
                       =======    ========    =========   ==========    =========
                     ===       ==         ==         ==           ==

See accompanying
notes to
financial statements

                              5

Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Cash Flows
Three months ended March 31, 2001 and
March 31, 2000
and October 21, 1999 (inception) to
March 31, 2001
(Unaudited)
                                                                   Oct. 21,
                                           Three       Three       1999
                                           Months     Months
                                           Ended       Ended     (inceptio
                                                                  n)
                                         March 31,   March 31,    to Mar.
                                                                  31,
                                            2001       2000      2001
Cash flows from operating activities
Net earnings (loss)                       $            $            $
                                        -           -           -
Adjustments to reconcile net earnings
(loss) to net
 cash provided by (used in) operating
activities:
  Organization costs
                                        -           -           (500)

                                          --------     --------     --------
                                        --          --          --
Net cash provided by (used in) operating
activities                               -           -           (500)
                                          --------     --------     --------
                                        --          --          --
Cash flows provided by (used in)
investing activities

                                          --------     --------     --------
                                        --          --          --

Net cash provided by (used in) investing
activities                               -           -           -
                                          --------     --------     --------
                                        --          --          --
Cash flows provided by (used in)
financing activities
 Proceeds from sale of common stock
                                                              1,000

                                        -           -           -
                                          --------     --------     --------
                                        --          --          --
Net cash provided by (used in) financing
activities                               -           -           1,000
                                          --------     --------     --------
                                        --          --          --
Net increase (decrease) in cash and cash
equivalents                              -           -           500
Cash and cash equivalents, beginning of
period                                   500         500         -
                                          --------     --------     --------
                                        --          --          --
Cash and cash equivalents, end of period  $            $            $
                                        500         500         500

                                        =========   =========   =========
                                        =           =           =

Supplemental Cash Flow Information

Cash paid for interest and income taxes
are as follows:
  Interest                                $            $            $
                                        -           -           -
  Income taxes                            $            $            $
                                        -           -           -

See accompanying notes to consolidated financial statements.

                                                 6

Tulvine Systems, Inc.
(A Development Stage Company)
Notes to Financial Statements
Three months ended March 31, 2001 and March 31, 2000
(Unaudited)


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

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2000, which is included in the Company's Form 10-KSB filed on April 16, 2001.

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

     The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company that desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

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

     The current shareholder of the Company has agreed to not sell or otherwise transfer any of its common stock of the Company except in connection with a business combination.

     The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence, the company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.
                                   10

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

                              TULVINE SYSTEMS, INC.



     Date:     April 24, 2001           By:  /s/ Diane Golightly
                                        Diane Golightly, President and
                                        Principal Accounting Officer