Form 10QSB
period 2001-06-30
TULVINE SYSTEMS INC
filed 2001-08-06
CIK 1106838

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2001


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2001 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one): Yes      No    X
                                                              ----      ----

                              TULVINE SYSTEMS, INC.

                                      INDEX

                                                                       Page
                                                                        No.
Part I.       Financial Information (unaudited)

      Item 1. Balance Sheet - June 30, 2001                              3

              Statement of Operations -                                  4
              Three and Six Months Ended June 30, 2001 and 2000
                and October 21, 1999 (inception) to June 30, 2001

              Statement of Stockholders' Equity -                        5
              Six Months Ended June 30, 2001

              Statements of Cash Flows -                                 6
              Six Months Ended June 30, 2001 and 2000
                and October 21, 1999 (inception) to June 30, 2001

              Notes to Financial Statements -                           7-8
              Six Months Ended June 30, 2001 and 2000

      Item 2. Managements Discussion and Analysis or Plan of Operation  9-10


Part II.      Other Information                                          11

Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2001
(Unaudited)




Assets

Current assets
  Cash and cash equivalents                                         $     500
                                                             -----------------
Total current assets                                                      500
Organization costs                                                        500
                                                             -----------------
  Total assets                                                     $    1,000
                                                             =================



Liabilities and Stockholder's Equity

Current liabilities                                                $       -
                                                             -----------------
Total current liabilities                                                  -


Stockholder's equity
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;         100
   issued and outstanding 1,000,000 shares
  Additional paid in capital
                                                                          900
  Retained earnings (deficit)                                               -
                                                             -----------------
Total stockholder's equity                                              1,000
                                                             -----------------
                                                                   $    1,000
                                                             =================

See accompanying notes to financial statements.


Tulvine Systems, Inc.
(A Development Stage Company)
Statement of Operations
Three and six months ended June 30, 2001 and 2000
and October 21, 1999 (inception) to June 30, 2001
(Unaudited)
                                                                                                                      Oct. 21,
                                                Three Months      Three Months       Six Months      Six Months         1999
                                                   Ended              Ended            Ended           Ended         (inception)
                                                  June 30,          June 30,          June 30,        June 30,       to June 30,
                                                    2001              2000              2001            2000            2001
Sales and revenues                                   $      -           $      -         $     -         $     -          $      -
Cost of sales                                               -                  -               -               -                 -
                                               ---------------   ----------------   -------------   -------------  ----------------
Gross profit
                                                            -                  -               -               -                 -

Other expense
  General and administrative expense                        -                  -               -               -                 -
                                               ---------------   ----------------   -------------   -------------  ----------------

                                                            -                  -               -               -                 -
                                               ---------------   ----------------   -------------   -------------  ----------------
Earnings (loss) before income taxes                         -                  -               -               -                 -
Income taxes                                                -                  -               -               -                 -
                                               ---------------   ----------------   -------------   -------------  ----------------
Net earnings (loss)                                         -                  -               -               -                 -
                                               ===============   ================   =============   =============  ================

Net earnings (loss) per share                        $      -           $      -         $     -         $     -          $      -
                                               ===============   ================   =============   =============  ================

Weighted Average Shares Outstanding                 1,000,000          1,000,000       1,000,000       1,000,000         1,000,000
                                               ===============   ================   =============   =============  ================


See accompanying notes to financial statements.



Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Stockholder's Equity
Six months ended June 30, 2001
(Unaudited)

                                                                         Additional
                                             Common Stock                 Paid-in        Accumulated
                                       Shares         Par Value           Capital          Deficit          Total

Balance, December 31, 2000              1,000,000        $     100       $       900       $       -      $     1,000

Net income (loss)                                                                                  -               -
                                    --------------  ---------------  ----------------  --------------  --------------
Balance, June 30, 2001                  1,000,000        $     100       $       900       $       -       $    1,000
                                    ==============  ===============  ================  ==============  ==============


See accompanying notes to financial statements.


Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Cash Flows
Six months ended June 30, 2001 and 2000
and October 21, 1999 (inception) to June 30, 2001
(Unaudited)
                                                                                                         Oct. 21,
                                                                   Six Months         Six Months           1999
                                                                     Ended              Ended           (inception)
                                                                    June 30,           June 30,         to June 30,
                                                                      2001               2000              2001
Cash flows from operating activities
Net earnings (loss)                                                    $       -          $       -          $      -
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs                                                           -                  -             (500)

                                                                -----------------  -----------------  ----------------
Net cash provided by (used in) operating activities                            -                  -             (500)
                                                                -----------------  -----------------  ----------------

Cash flows provided by (used in) investing activities
                                                                               -                  -                 -
                                                                -----------------  -----------------  ----------------
Net cash provided by (used in) investing activities                            -                  -                 -
                                                                -----------------  -----------------  ----------------

Cash flows provided by (used in) financing activities
 Proceeds from sale of common stock                                           -                   -            1,000


                                                                -----------------  -----------------  ----------------
Net cash provided by (used in) financing activities                           -                  -             1,000
                                                                -----------------  -----------------  ----------------
Net increase (decrease) in cash and cash equivalents                          -                  -               500
Cash and cash equivalents, beginning of period                               500                500                -
                                                                -----------------  -----------------  ----------------
Cash and cash equivalents, end of period                               $     500          $     500        $     500
                                                                =================  =================  ================


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest                                                              $      -           $      -          $      -
  Income taxes                                                          $      -           $      -          $      -

See accompanying notes to consolidated financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)
Notes to Financial Statements
Six months ended June 30, 2001 and 2000
(Unaudited)


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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
             ---------------------------------------------------------
         The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that it has during the prior 12 month period timely filed all reports required under the Exchange Act).

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

                                        TULVINE SYSTEMS, INC.



         Date:    July 26, 2001         By:      /s/ Diane Golightly
                                               ------------------------------
                                                Diane Golightly, President and
                                                Principal Accounting Officer