Form 10QSB
period 2001-09-30
TULVINE SYSTEMS INC
filed 2001-10-25
CIK 1106838

FORM 10-QSB

                U. S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


                 For Quarter Ended: September 30, 2001


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2001 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one): Yes[ ]    No   [ X ]

                                                Tulvine Systems, Inc.

                                                        INDEX

                                                                                                              Page
                                                                                                               No.
Part I.       Financial Information (unaudited)

      Item 1. Balance Sheet - September 30, 2001                                                                3

              Statement of Operations -                                                                         4
              Three and Nine Months Ended September 30, 2001 and 2000
                and October 21, 1999 (inception) to September 30, 2001

              Statement of Stockholders' Equity -                                                               5
              Nine Months Ended September 30, 2001

              Statements of Cash Flows -                                                                        6
              Nine Months Ended September 30, 2001 and 2000
                and October 21, 1999 (inception) to September 30, 2001

              Notes to Financial Statements -                                                                  7-8
              Nine Months Ended September 30, 2001 and 2000

      Item 2. Managements Discussion and Analysis or Plan of Operation                                        9-10


Part II.      Other Information                                                                                11




Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2001
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



Tulvine Systems, Inc.
(A Development Stage Company)
Statement of Operations
Three and nine months ended September 30, 2001 and 2000 and October 21, 1999
(inception) to September 30, 2001
(Unaudited)
                                                                                                                          Oct. 21,
                                                   Three Months      Three Months     Nine Months      Nine Months          1999
                                                      Ended             Ended            Ended            Ended         (inception)
                                                    Sept. 30,         Sept. 30,        Sept. 30,        Sept. 30,       to Sept.30,
                                                       2001              2000             2001            2000              2001

Sales and revenues                                           $  -              $  -            $  -             $  -            $  -
Cost of sales                                                   -                 -               -                -               -
                                                 ----------------- ----------------- --------------- ---------------- --------------
Gross profit                                                    -                 -               -                -               -

Other expense
General and administrative expense                              -                 -               -                -               -
                                                 ----------------- ----------------- --------------- ---------------- --------------
                                                                -                 -               -                -               -
                                                 ----------------- ----------------- --------------- ---------------- --------------
Earnings (loss) before income taxes                             -                 -               -                -               -
Income taxes                                                    -                 -               -                -               -
                                                 ----------------- ----------------- --------------- ---------------- --------------
Net earnings (loss)                                             -                 -               -                -               -
                                                 ================= ================= =============== ================ ==============

Net earnings (loss) per share                                $  -              $  -            $  -             $  -            $  -
                                                 ================= ================= =============== ================ ==============

Weighted Average Shares Outstanding                     1,000,000         1,000,000       1,000,000        1,000,000       1,000,000
                                                 ================= ================= =============== ================ ==============


See accompanying notes to financial statements.



Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Stockholder's Equity
Nine months ended September 30, 2001
(Unaudited)

                                                                           Additional
                                               Common Stock                 Paid-in             Retained
                                         Shares         Par Value           Capital            Earnings            Total

Balance, December 31, 2000                1,000,000   $     100         $       900         $        -         $   1,000

Net income (loss)                                                                                    -                 -
                                      -------------- ----------------- ------------------- ------------------ -----------------
Balance, September 30, 2001               1,000,000   $     100         $       900         $        -         $   1,000
                                      ============== ================= =================== ================== =================


See accompanying notes to financial statements.



Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Cash Flows
Nine months ended September 30, 2001 and 2000 and October 21, 1999 (inception)
to September 30, 2001
(Unaudited)
                                                                                                                        Oct. 21,
                                                                               Nine Months        Nine Months             1999
                                                                                  Ended              Ended             (inception)
                                                                                Sept. 30,          Sept. 30,          to Sept. 30,
                                                                                  2001                2000                2001

Cash flows from operating activities
Net earnings (loss)                                                                     $  -                $  -               $  -
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs                                                                       -                   -              (500)

                                                                             ----------------   -----------------   ----------------
Net cash provided by (used in) operating activities                                        -                   -              (500)
                                                                             ----------------   -----------------   ----------------

Cash flows provided by (used in) investing activities

                                                                                           -                   -                  -
                                                                             ----------------   -----------------  -----------------
Net cash provided by (used in) investing activities                                        -                   -                  -
                                                                             ----------------   -----------------  -----------------

Cash flows provided by (used in) financing activities
 Proceeds from sale of common stock                                                                                           1,000
                                                                                           -                   -                  -
                                                                             ----------------   -----------------   ----------------
Net cash provided by (used in) financing activities                                        -                   -              1,000
                                                                             ----------------   -----------------   ----------------
Net increase (decrease) in cash and cash equivalents                                       -                   -                500
Cash and cash equivalents, beginning of period                                           500                 500                  -
                                                                             ----------------   -----------------   ----------------
Cash and cash equivalents, end of period                                               $ 500               $ 500             $  500
                                                                             ================   =================   ================


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest                                                                               $ -                 $ -               $  -
  Income taxes                                                                           $ -                 $ -               $  -

See accompanying notes to consolidated financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)
Notes to Financial Statements
Nine months ended September 30, 2001 and 2000
(Unaudited)


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







                                                     TULVINE SYSTEMS, INC.



         Date:    October 25, 2001      By:      /s/ Diane Golightly
                                                ---------------------------
                                                Diane Golightly, President and
                                                Principal Accounting Officer