Form 10KSB
period 2001-12-31
TULVINE SYSTEMS INC
filed 2002-03-18
CIK 1106838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number 0-29507

                              TULVINE SYSTEMS, INC.
             (Exact name of registrant as specified in the charter)

            Delaware 52-2102141                  52-2102141

     (State or other jurisdiction of   (I.R.S. Em[ployer Identifiction Number)
       incorporation or organization)


              5525 MACARTHUR BLVD., SUITE 615, IRVING, TEXAS 75038 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 972-894-9040

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the year ended December 31, 2001 were $0.

As of February 28, 2002 there were 1,000,000 shares of common stock outstanding, par value $.0001 per share. The aggregate market value of the common stock of the registrant, held by non-affiliates of the registrant, on February 28, 2002, was $0.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit index.

Transitional Small Business Disclosure Format:       Yes  __  No     X




                                TABLE OF CONTENTS


                                     Part I
Item 1. Business                                                                                     3
Item 2.  Properties                                                                                  6
Item 3.  Legal Proceedings                                                                           7
Item 4.  Submission of Matters to a Vote of Security Matters                                         7

                                     Part II
Item 5.  Market for a Common Equity and Related Stockholders Matters                                 7
Item 6.  Management's Discussion and Analysis                                                        8
Item 7.  Financial Statements                                                                       10
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure       18


                                    Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
         16(a) of the Exchange Act                                                                  18
Item 10. Executive Compensation                                                                     19
Item 11. Security Ownership of Certain Beneficial Owners and Management                             20
Item 12. Certain Relationships and Related Transactions                                             20
Item 13. Exhibits and Reports on Form 8-K                                                           22




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

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

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

ITEM 7.  Financial Statements.


                                      INDEX

         Page #

Independent auditors' report                                                                      11

Balance sheet as of December 31, 2001                                                             12

Statements of operations for the years ended December 31, 2001 and 2000
and for the period from October 21, 1999 (Inception) to December 31, 2001                         13

Statement of changes in stockholders' equity for the period from
October 21, 1999 (Inception) to December 31, 2001                                                 14

Statements of cash flows for the years ended December 31, 2001 and 2000
and for the period from October 21, 1999 (Inception) to December 31, 2001                         15

Notes to financial statements as of December 31, 2001                                            16-18




                          Independent Auditors' Report




The Board of Directors
Tulvine Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Tulvine Systems, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and 2000 and the period from inception (October 21, 1999) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tulvine Systems, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period from inception (October 21, 1999) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Stephen P. Higgins, C.P.A.

Stephen P. Higgins, C.P.A.
Port Washington, New York

March 15, 2002


Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
As of December 31, 2001



 ASSETS
 Current assets:
   Cash and cash equivalents                                                                  $        500

                                                                                             ----------------
     Total current assets                                                                              500
 Organizational costs                                                                                  500

                                                                                             ----------------
     Total assets                                                                             $      1,000
                                                                                             ================


 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
                                                                                              $         -
                                                                                             ----------------
     Total current liabilities                                                                          -

  Commitments and contingencies

  Stockholders' equity:
   Common stock; $.0001 par value; authorized 100,000,000 shares; issued
    and outstanding 1,000,000 shares                                                                    100
   Additional paid-in capital                                                                           900
   Retained earnings                                                                                      -
                                                                                             ----------------
     Total stockholders' equity                                                                       1,000
                                                                                             ----------------
       Total liabilities and stockholders' equity                                              $      1,000
                                                                                             ================





 See accompanying notes to financial statements


Tulvine Systems, Inc.
(A Development Stage Company)
Statements of Operations
Year sended December 31, 2001 and 2000 and the period from inception (October
21, 1999) to December 31, 2001

                                                                                                             From
                                                                                                           Inception
                                                                                                          October 21,
                                                                                                            1999 to
                                                                     Year Ended December 31,             December 31,
                                                                    2001                 2000                2001

 Revenue                                                      $        -         $          -         $         -
                                                             -------------------- ----------------------------------------


 Selling, general and administrative expenses                          -         $          -         $         -
                                                             -------------------- ----------------------------------------
 Net earnings (loss)                                          $        -          $         -         $         -
                                                             ==================== ========================================
 Earnings (loss) per common share, basic and diluted          $        -          $         -         $         -
                                                             ==================== ========================================

 Weighted average common shares                                     1,000,000            1,000,000           1,000,000
                                                             ==================== ========================================









 See accompanying notes to financial statements



Tulvine Systems, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
Inception (October 21, 1999) to December 31, 2001



                                                                          Additional
                                                 Common Stock               Paid in        Retained
                                             Shares           Amount        Capital        Earnings          Total

 Balance October 21, 1999                         -         $     -       $      -       $       -        $     -

 Common stock issued for cash                1,000,000           100            900              -           1,000
 Net earnings (loss)                              -               -              -               -              -
                                       ------------------- ------------- -------------- ---------------- ---------------

 Balance December 31, 1999                   1,000,000           100            900              -           1,000
 Net earnings (loss)                              -               -              -               -              -
                                       ------------------- ------------- -------------- ---------------- ---------------

 Balance December 31, 2000                   1,000,000           100            900              -           1,000
 Net earnings (loss)                             -                -              -               -              -
                                       ------------------- ------------- -------------- ---------------- ---------------
 Balance December 31, 2001                   1,000,000      $    100      $     900       $      -        $  1,000
                                       =================== ============= ============== ================ ===============


 See accompanying notes to financial statements



Tulvine Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
Year ended December 31, 2001 and 2000 and the periods from inception (October
21, 1999) to December 31, 2001

                                                                                                      From
                                                                                                    Inception
                                                                                                   October 21,
                                                                                                     1999 to
                                                              Year Ended December 31,             December 31,
                                                             2001                2000                 2001

 Cash flows from operating activities:
   Net earnings (loss)                                 $       -            $       -             $        -
   Adjustments to reconcile net earnings (loss) to
   net cash used in operating activities:
        Organizational costs                                   -                    -                    (500)
                                                      ------------------- -------------------- --------------------
       Net cash flows used in operating activities             -                    -                    (500)

 Cash flows from investing activities:
                                                               -                    -                      -
                                                      ------------------- -------------------- --------------------
     Net cash provided by investing activities                 -                    -                      -

 Cash flows from financing activities:
   Proceeds from sale of common stock                          -                    -                    1,000
                                                      ------------------- -------------------- --------------------
       Net cash provided by financing activities               -                    -                    1,000

       Net increase in cash and cash equivalents               -                    -                      500
       Cash and cash equivalents, beginning                   500                  500                     -
                                                      ------------------- -------------------- --------------------
       Cash and cash equivalents, end of period        $      500           $      500           $         500
                                                      =================== ==================== ====================

 Supplemental cash flow information:
   Interest paid                                       $       -           $        -            $         -
   Income taxes paid                                   $       -           $        -            $         -                -






 See accompanying notes to financial statements

Tulvine Systems, Inc.
(A Development Stage Company)
 Notes to Financial Statements
As of December 31, 2001

NOTE 1 - Summary of Significant Accounting Policies

         A.  Organization and Business Operations

Tulvine Systems, Inc. (a development stage company) ("the Company") was incorporated in Delaware on October 21, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or a foreign private business. At December 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

         E.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No, 133), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138. This Statement standardized the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to become effective for fiscal years beginning after June 15, 1999; however, in June 1999, Statement of Financial Accounting Standards No. 137 was issued extending the effective date to June 15, 2000. The Company adopted this Statement on January 1, 2001 and there was no effect of the adoption on the results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company adopted this Statement on January 1, 2002 with no effect on the results of operations or financial position.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective January 1, 2002. The Company will not record an impairment loss as a result of the initial application of this Statement.

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

                                                     Position or Office                 Date First
Name                                Age              With the Company                   Elected

Diane Golightly                     36               President/CEO/Secretary/           Oct 1999
                                                     Director

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


Item 11.       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2002, each person known by the Company to own beneficially more than 5% of any class of the Company's common stock and the director and officer of the Company. The holder hereof has sole voting and investment power with respect to the shares shown.

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

Item 13.       Exhibits and Reports on Form 8-K

a)       Exhibits - none.

b) Reports on Form 8-K - none filed during the quarter ended December 31, 2001.


                                   SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TULVINE SYSTEMS, INC.


Date - March 18, 2002              By: /s/ Diane Golightly
                                           -------------------
                                           Diane Golightly

                                           Chief Executive Officer
                                           Principal Accounting Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date - March 18, 2002                 By: /s/ Diane Golightly
                                              --------------------
                                              Diane Golightly, Director