Form 10QSB
period 2002-03-31
TULVINE SYSTEMS INC
filed 2002-05-10
CIK 1106838

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended:     MARCH 31, 2002


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

                                  972-894-9040
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No . The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2002 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one): Yes     No  X   .
                                                             ----     ----




                                                   TULVINE SYSTEMS, INC.

                                                          INDEX

                                                                                                              Page
                                                                                                               No.
                                                                                                             -----
Part I.       Financial Information (unaudited)

      Item 1. Balance Sheet - March 31, 2002                                                                    3

              Statement of Operations -                                                                         4
              Three Months Ended March 31, 2002 and 2001
                and October 21, 1999 (inception) to March 31, 2002

              Statement of Stockholders' Equity -                                                               5
              Three Months Ended March 31, 2002

              Statements of Cash Flows -                                                                        6
              Three Months Ended March 31, 2002 and 2001
                and October 21, 1999 (inception) to March 31, 2002

              Notes to Financial Statements -                                                                  7-8
              Three Months Ended March 31, 2002 and 2001

      Item 2. Managements Discussion and Analysis or Plan of Operation                                        9-10


Part II.      Other Information                                                                                11




TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2002
(UNAUDITED)




ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                         $           500
                                                                                   -----------------
Total current assets                                                                            500
Organization costs                                                                              500
                                                                                   -----------------
  Total assets                                                                      $         1,000
                                                                                   =================



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
                                                                                    $            -

                                                                                   -----------------
Total current liabilities                                                                        -


STOCKHOLDER'S EQUITY
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;                                100
   issued and outstanding 1,000,000 shares
  Additional paid in capital                                                                     900
  Retained earnings (deficit)                                                                     -
                                                                                   ------------------
Total stockholder's equity                                                                     1,000
                                                                                   ------------------
                                                                                    $          1,000
                                                                                   ==================

See accompanying notes to financial statements.






TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND OCTOBER 21, 1999 (INCEPTION) TO MARCH 31, 2002
(UNAUDITED)
                                                                                                  OCT. 21,
                                                 THREE MONTHS           THREE MONTHS               1999
                                                    ENDED                  ENDED               (INCEPTION)
                                                   MARCH 31,              MARCH 31,            TO MARCH 31,
                                                    2002                    2001                   2002

SALES AND REVENUES                        $               -          $                -        $           -
COST OF SALES                                             -                           -                    -
                                          -----------------          ------------------       --------------
GROSS PROFIT                                              -                           -                    -

OTHER EXPENSE
  General and administrative expense                      -                           -                    -
                                          -----------------          ------------------       --------------
                                                          -                           -                    -
                                          -----------------          ------------------       --------------
EARNINGS (LOSS) BEFORE INCOME TAXES                       -                           -                    -
INCOME TAXES                                              -                           -                    -
                                          -----------------          ------------------       --------------
NET EARNINGS (LOSS)                                       -                           -                    -
                                          =================          ==================       ==============

NET EARNINGS (LOSS) PER SHARE             $               -          $                -          $         -
                                          =================          ===================      ===============

WEIGHTED AVERAGE SHARES OUTSTANDING               1,000,000                   1,000,000             1,000,000
                                          =================          ===================      ===============


See accompanying notes to  financial statements.




TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)

                                                                             Additional
                                          Common Stock                         Paid-in        Retained
                                    Shares            Par Value                Capital        Earnings             Total
                                    ------            ---------                -------         -------             -----

BALANCE, December 31, 2001        1,000,000         $       100             $      900         $     -         $    1,000

Net income (loss)                                                                                    -                  -
                                 ----------         -------------            -----------      ---------        -----------
BALANCE, March 31, 2002           1,000,000         $       100             $      900         $     -         $    1,000
                                 ==========         =============           ============      =========        ===========

See accompanying notes to  financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND OCTOBER 21, 1999 (INCEPTION) TO MARCH 31, 2002
(UNAUDITED)
                                                                                                                  OCT. 21,
                                                                 THREE MONTHS             THREE MONTHS              1999
                                                                    ENDED                     ENDED             (INCEPTION)
                                                                   MARCH 31                  MARCH 31,          TO MARCH 31,
                                                                     2002                      2001                 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                               $          -           $          -           $         -
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
 Organization costs                                                          -                      -                  (500)

                                                                 --------------          -------------         -------------
Net cash provided by (used in) operating activities                          -                      -                  (500)
                                                                 --------------          -------------          ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

                                                                             -                      -                     -
                                                                 --------------          -------------         -------------
Net cash provided by (used in) investing activities                          -                      -                     -
                                                                 --------------          -------------         -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
 Proceeds from sale of common stock                                                                                    1,000
                                                                             -                      -                      -
                                                                 -------------           -------------         --------------
Net cash provided by (used in) financing activities                          -                      -                  1,000
                                                                 -------------           -------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         -                      -                    500
CASH AND CASH EQUIVALENTS, beginning of period                             500                    500                      -
                                                                 -------------           --------------        --------------
CASH AND CASH EQUIVALENTS, end of period                          $        500            $       500           $        500
                                                                 =============           ==============        ==============


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                       $           -             $          -          $         -
  Income taxes                                                   $           -             $          -          $         -

See accompanying notes to consolidated financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2001, which is included in the Company's Form 10-KSB filed on March 18, 2002.

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

                                               TULVINE SYSTEMS, INC.



         Date:    May 3, 2002               By:   /s/ Diane Golightly
                                                 ---------------------------
                                                 Diane Golightly, President and
                                                 Principal Accounting Officer