Form 10QSB
period 2002-06-30
TULVINE SYSTEMS INC
filed 2002-08-06
CIK 1106838

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: June 30, 2002


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2002 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one):  Yes    No    X    .
                                                              ----     ----


                              Tulvine Systems, Inc.

                                      INDEX

                                                                              Page
                                                                               No.
Part I.          Financial Information (unaudited)

          Item 1.Balance Sheet - June 30, 2002 ............................    3

                 Statement of Operations - ................................    4
                 Three and Six Months Ended June 30, 2002 and 2001
                   and October 21, 1999 (inception) to June 30, 2002

                 Statement of Stockholders' Equity - ......................    5
                 Six Months Ended June 30, 2002

                 Statements of Cash Flows - ...............................    6
                 Six Months Ended June 30, 2002 and 2001
                   and October 21, 1999 (inception) to June 30, 2002

                 Notes to Financial Statements - ..........................   7-8
                 Six Months Ended June 30, 2002 and 2001

          Item 2.Managements Discussion and Analysis or Plan of Operation .   9-10


Part II.         Other Information ........................................   11


Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2002
(Unaudited)




Assets

Current assets
  Cash and cash equivalents ........................................      $  500
                                                                          ------
Total current assets ...............................................         500
Organization costs .................................................         500
                                                                          ------
  Total assets .....................................................      $1,000
                                                                          ======



Liabilities and Stockholder's Equity

Current liabilities


                                                                          ------
Total current liabilities ..........................................      $ --


Stockholder's equity
  Common stock, $.0001 par value.  Authorized 100,000,000 ..........         100
   shares; issued and outstanding 1,000,000 shares
  Additional paid in capital .......................................         900
  Retained earnings (deficit) ......................................        --
                                                                          ------
Total stockholder's equity .........................................       1,000
                                                                          ------
                                                                          $1,000
                                                                          ======

See accompanying notes to financial statements .





Tulvine Systems, Inc.
(A Development Stage Company)
Statement of Operations
Three and six months ended June 30, 2002 and 2001
and October 21, 1999 (inception) to June 30, 2002
(Unaudited)
                                                                                                                Oct. 21,
                                           Three Months     Three Months     Six Months       Six Months         1999
                                              Ended            Ended           Ended            Ended          (inception)
                                             June 30,         June 30,        June 30,          June 30,       to June 30,
                                              2002             2001              2002            2001             2002

Sales and revenues .................        $    --          $    --          $    --          $    --          $     --
Cost of sales ......................             --               --               --               --                --
                                            ---------        ---------        ---------        ---------        ----------
Gross profit .......................             --               --               --               --                --

Other expense
  General and administrative expense             --               --               --               --                --
                                            ---------        ---------        ---------        ---------        ----------
                                            ---------        ---------        ---------        ---------        ----------
                                            ---------        ---------        ---------        ---------        ----------
Earnings (loss) before income taxes              --               --               --               --                --
Income taxes .......................             --               --               --               --                --
                                            ---------        ---------        ---------        ---------        ----------
Net earnings (loss) ................             --               --               --               --                --
                                            =========        =========        =========        =========        ==========

Net earnings (loss) per share ......        $    --          $    --          $    --          $    --          $     --
                                            =========        =========        =========        =========        ==========

Weighted Average Shares Outstanding         1,000,000        1,000,000        1,000,000        1,000,000         1,000,000
                                            =========        =========        =========        =========        ==========


See accompanying notes to financial statements.


Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Stockholder's Equity
Six months ended June 30, 2002
(Unaudited)

                                                                     Additional
                                          Common Stock                Paid-in         Retained
                                    Shares         Par Value          Capital         Earnings            Total
                                    ------         ---------          -------         ---------           -----

Balance, December 31, 2001        1,000,000        $     100        $     900        $    --           $   1,000

Net income (loss) ........             --               --               --               --                --
                                  ---------        ---------        ---------        ---------         ---------
Balance, June 30, 2002 ...        1,000,000        $     100        $     900        $    --           $   1,000
                                  =========        =========        =========        =========         =========


See accompanying notes to financial statements.


Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Cash Flows
Six months ended June 30, 2002 and 2001
and October 21, 1999 (inception) to June 30, 2002
(Unaudited)


                                                                                                          Oct. 21,
                                                                    Six Months        Six Months            1999
                                                                       Ended             Ended          (inception)
                                                                      June 30,          June 30,        to June 30,
                                                                       2002              2001               2002

Cash flows from operating activities
Net earnings (loss) .......................................        $     --          $     --          $     --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs ......................................              --                --                (500)

                                                                   ----------        ----------        ----------
Net cash provided by (used in) operating activities .......              --                --                (500)
                                                                   ----------        ----------        ----------

Cash flows provided by (used in) investing activities

                                                                   ----------        ----------        ----------
                                                                   ----------        ----------        ----------
Net cash provided by (used in) investing activities .......              --                --                --
                                                                   ----------        ----------        ----------

Cash flows provided by (used in) financing activities
 Proceeds from sale of common stock .......................                                                 1,000
                                                                   ----------        ----------        ----------
                                                                   ----------        ----------        ----------
Net cash provided by (used in) financing activities .......              --                --               1,000
                                                                   ----------        ----------        ----------
Net increase (decrease) in cash and cash equivalents ......              --                --                 500
Cash and cash equivalents, beginning of period ............               500               500              --
                                                                   ----------        ----------        ----------
Cash and cash equivalents, end of period ..................        $      500        $      500        $      500
                                                                   ==========        ==========        ==========


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest ................................................        $     --          $     --          $     --
  Income taxes ............................................        $     --          $     --          $     --

See accompanying notes to consolidated financial statements

Tulvine Systems, Inc.
(A Development Stage Company)
Notes to Financial Statements
Six months ended June 30, 2002 and 2001
(Unaudited)


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

                                                     TULVINE SYSTEMS, INC.



         Date:    July 25, 2002            By:   /s/ Diane Golightly
                                                 --------------------
                                                 Diane Golightly, President and
                                                 Principal Accounting Officer