Form 10QSB
period 2002-09-30
TULVINE SYSTEMS INC
filed 2002-11-05
CIK 1106838

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2002


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2002 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one):  Yes     No    X    .
                                                               ---      ----




                                             TULVINE SYSTEMS, INC.

                                                     INDEX

                                                                                                          Page
                                                                                                          No.
Part I.     Financial Information (unaudited)

     Item 1.Balance Sheet - September 30, 2002                                                             3

            Statement of Operations -                                                                      4
            Three and Nine Months Ended September 30, 2002 and 2001
              and October 21, 1999 (inception) to September 30, 2002

            Statement of Stockholders' Equity -                                                            5
            Nine Months Ended September 30, 2002

            Statements of Cash Flows -                                                                     6
            Nine Months Ended September 30, 2002 and 2001
              and October 21, 1999 (inception) to September 30, 2002

            Notes to Financial Statements -                                                               7-8
            Nine Months Ended September 30, 2002 and 2001

     Item 2.Managements Discussion and Analysis or Plan of Operation                                      9-10


Part II.    Other Information                                                                            11-12


Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2002
(Unaudited)




Assets

Current assets
  Cash and cash equivalents ..........................................    $  500
                                                                          ------
Total current assets .................................................       500
Organization costs ...................................................       500
                                                                          ------
  Total assets .......................................................    $1,000
                                                                          ======



Liabilities and Stockholder's Equity

Current liabilities
                                                                          $ --

                                                                          ------
Total current liabilities ............................................      --


Stockholder's equity
  Common stock, $.0001 par value.  Authorized 100,000,000 shares; ....       100
   issued and outstanding 1,000,000 shares
  Additional paid in capital .........................................       900
  Retained earnings (deficit) ........................................      --
                                                                          ------
Total stockholder's equity ...........................................     1,000
                                                                          ------
                                                                          $1,000
                                                                          ======

See accompanying notes to financial statements.




TULVINE SYSTEMS, INC.
(A Development Stage Company)
Statement of Operations
Three and nine months ended September 30, 2002 and 2001 and October 21, 1999
(inception) to September 30, 2002
(Unaudited)
                                                                                            Oct. 21,
                                        Three Months Three Months Six Months   Six Months     1999
                                           Ended        Ended       Ended        Ended     (inception)
                                         Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,  to Sept. 30,
                                           2002         2001         2002         2001       2002

Sales and revenues .................   $     --     $     --     $     --     $     --     $     --
Cost of sales ......................         --           --           --           --           --
                                       ----------   ----------   ----------   ----------    ---------
Gross profit .......................         --           --           --           --           --

Other expense
  General and administrative expense         --           --           --           --           --
                                       ----------   ----------   ----------   ----------    ----------
                                             --           --           --           --           --
                                       ----------   ----------   ----------   ----------    ----------
                                                    ----------   ----------   ----------    ----------
Earnings (loss) before income taxes          --           --           --           --           --
Income taxes .......................         --           --           --           --           --
                                       ----------   ----------   ----------   ----------    ----------
Net earnings (loss) ................         --           --           --           --           --
                                       ==========   ==========   ==========   ==========    ==========

Net earnings (loss) per share ......   $     --     $     --     $     --     $     --     $     --
                                       ==========   ==========   ==========   ==========    ==========

Weighted Average Shares Outstanding     1,000,000    1,000,000    1,000,000    1,000,000    1,000,000
                                       ==========   ==========   ==========   ==========    ==========


See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A Development Stage Company)

Statement of Stockholder's Equity
Nine months ended September 30, 2002
(Unaudited)

                                                                                   Additional
                                                                  Common Stock         Paid-in      Retained
                                                               Shares     Par Value    Capital      Earnings       Total

Balance, December 31, 2001 ...............................   1,000,000      $ 100     $  900      $     --     $   1,000

Net income (loss) ........................................                                              --           --
                                                             ---------     --------    ------      ----------      ------
Balance, September 30, 2002 ..............................   1,000,000      $ 100     $  900      $     --     $    1,000
                                                             =========     ========    ======      ==========      ======


See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A Development Stage Company)

Statement of Cash Flows
Nine months ended September 30, 2002 and 2001
and October 21, 1999 (inception) to September 30, 2002
(Unaudited)
                                                                                      Oct. 21,
                                                          Nine Months  Nine Months     1999
                                                             Ended       Ended      (inception)
                                                            Sept. 30,   Sept. 30,   to Sept. 30,
                                                              2002        2001          2002

Cash flows from operating activities
Net earnings (loss) ...................................     $  --       $  --       $  --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs ..................................        --          --          (500)

                                                            -------     -------     -------
Net cash provided by (used in) operating activities ...        --          --          (500)
                                                            -------     -------     -------

Cash flows provided by (used in) investing activities

                                                            -------     -------     -------
                                                            -------     -------     -------
Net cash provided by (used in) investing activities ...        --          --          --
                                                            -------     -------     -------

Cash flows provided by (used in) financing activities
 Proceeds from sale of common stock ...................       1,000
                                                            -------     -------     -------
                                                            -------     -------     -------
Net cash provided by (used in) financing activities ...        --          --         1,000
                                                            -------     -------     -------
Net increase (decrease) in cash and cash equivalents ..        --          --           500
Cash and cash equivalents, beginning of period ........         500         500        --
                                                            -------     -------     -------
Cash and cash equivalents, end of period ..............     $   500     $   500     $   500
                                                            =======     =======     =======


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest ............................................     $  --       $  --       $  --
  Income taxes ........................................     $  --       $  --       $  --

See accompanying notes to consolidated financial statements.

TULVINE SYSTEMS, INC.
(A Development Stage Company)
Notes to Financial Statements
Nine months ended September 30, 2002 and 2001
(Unaudited)


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

Item 3.           CONTROLS AND PROCEDURES

         Diane Golightly, Chief Executive Officer of Tulvine established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to her as soon as it is known by others within the Company.

         During the period immediatedly after the end of the quarter, Ms. Golightly conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is Ms. Golightly's opinion, based upon the evaluation she completed by October 31, 2002, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to her within a reasonable time.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         Exhibit 99.1 Certification by Diane Golightly, Chief Executive Officer. (The Company does not currently employ a Chief Financial Officer)

(b)      Reports on Form 8-K - None during the current quarter.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TULVINE SYSTEMS, INC.



         Date:    November 4, 2002      By:/s/ Diane Golightly
                                        --------------------------------
                                        Diane Golightly, Chief Executive Officer
                                        and Principal Accounting Officer

 EXHIBIT 99.1

                                  CERTIFICATION

         I, Diane Golightly, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tulvine Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     November 4, 2002                         /s/ Diane Golightly
                                              --------------------------
                                              Diane Golightly
                                              Chief Executive Officer