Form 10KSB
period 2002-12-31
TULVINE SYSTEMS INC
filed 2003-04-10
CIK 1106838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                         Commission File Number 0-29507

                              TULVINE SYSTEMS, INC.
             (Exact name of registrant as specified in the charter)

               Delaware                                   52-2102141
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification
                  or organization)                          Number)

           5525 NORTH MACARTHUR BLVD., SUITE 615, IRVING, TEXAS 75038 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: 972-894-9040

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.0001 par value
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the year ended December 31, 2002 were $0.

As of March 31, 2003 there were 1,000,000 shares of common stock outstanding, par value $.0001 per share. The aggregate market value of the common stock of the registrant, held by non-affiliates of the registrant, on March 31, 2003, was $0.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit index.

Transitional Small Business Disclosure Format:       Yes  __  No     X
                                                                 -----------

                                TABLE OF CONTENTS


                                     Part I

Item 1. Business                                                                                     3
Item 2.  Properties                                                                                  6
Item 3.  Legal Proceedings                                                                           7
Item 4.  Submission of Matters to a Vote of Security Matters                                         7

                                     Part II
Item 5.  Market for a Common Equity and Related Stockholders Matters                                 7
Item 6.  Management's Discussion and Analysis                                                        8
Item 7.  Financial Statements                                                                       10
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure       18


                                    Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                                          18
Item 10. Executive Compensation                                                                     19
Item 11. Security Ownership of Certain Beneficial Owners and Management                             20
Item 12. Certain Relationships and Related Transactions                                             20
Item 13. Exhibits and Reports on Form 8-K                                                           22
Item 14. Controls and Procedures                                                                    21
Certifications and Exhibits                                                                         23


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

Following a business combination, the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

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


ITEM 2.  Description of Property

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Richmark Capital Corporation, 5525 North MacArthur Blvd., Suite 615, Irving, Texas 75038, at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.


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

Since inception, the Company has sold securities that were not registered as follows:

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, retail inventory method, legal liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

The Company is currently in the development stage and management believes, since it has only nominal assets and no known liabilities, there are currently no critical accounting policies which affect its more significant judgments and estimates used in the preparation of its Financial Statements.


ITEM 7.  Financial Statements.


                                      INDEX

                                                                                                Page #
                                                                                                -----
Independent auditors' report                                                                      11

Balance sheet as of December 31, 2002                                                             12

Statements of operations for the years ended December 31, 2002 and 2001
and for the period from October 21, 1999 (Inception) to December 31, 2002                         13

Statement of changes in stockholders' equity for the period from
October 21, 1999 (Inception) to December 31, 2002                                                 14

Statements of cash flows for the years ended December 31, 2002 and 2001
and for the period from October 21, 1999 (Inception) to December 31, 2002                         15

Notes to financial statements as of December 31, 2002                                            16-17



                          Independent Auditors' Report




The Board of Directors
Tulvine Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Tulvine Systems, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and the period from inception (October 21, 1999) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tulvine Systems, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the period from inception (October 21, 1999) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Stephen P. Higgins, C.P.A.

Stephen P. Higgins, C.P.A.
Port Washington, New York

April 4, 2003

Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
As of December 31, 2002



ASSETS
Current assets:
  Cash and cash equivalents ...........................................   $  500

                                                                          ------
    Total current assets ..............................................      500
Organizational costs ..................................................      500

                                                                          ------
    Total assets ......................................................   $1,000
                                                                          ======


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
                                                                          $ --
                                                                          ------
    Total current liabilities .........................................   $ --

 Commitments and contingencies

 Stockholders' equity:
  Common stock; $.0001 par value; authorized 100,000,000 shares; issued
   and outstanding 1,000,000 shares ...................................      100
  Additional paid-in capital ..........................................      900
  Retained earnings ...................................................     --
                                                                          ------
    Total stockholders' equity ........................................    1,000
                                                                          ------
      Total liabilities and stockholders' equity ......................   $1,000
                                                                          ======





 See accompanying notes to financial statements

Tulvine Systems, Inc.
(A Development Stage Company)
Statements of Operations
Years ended December 31, 2002 and 2001 and the period from inception (October 21, 1999) to December 31, 2002

                                                                                      From
                                                                                    Inception
                                                                                    October 21,
                                                                                      1999 to
                                                        Year Ended December 31,    December 31,
                                                          2002           2001          2002
                                                          ----           ----          ----

Revenue ...........................................     $    --       $    --       $     --
                                                        ---------     ---------     ----------
                                                        ---------     ---------     ----------
Selling, general and administrative expenses ......          --       $    --       $     --

                                                        ---------     ---------     ----------
Net earnings (loss) ...............................     $    --       $    --       $     --
                                                        =========     =========     ==========

Earnings (loss) per common share, basic and diluted     $    --       $    --       $     --
                                                        =========     =========     ==========

Weighted average common shares ....................     1,000,000     1,000,000      1,000,000
                                                        =========     =========     ==========





 See accompanying notes to financial statements

Tulvine Systems, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
Inception (October 21, 1999) to December 31, 2002



                                                              Additional
                                       Common Stock            Paid in   Retained
                                   Shares        Amount        Capital   Earnings     Total

Balance October 21, 1999 ...          --      $     --       $    --       $--      $    --
Common stock issued for cash     1,000,000           100           900      --          1,000
Net earnings (loss) ........          --            --            --        --           --
                                 ---------     ---------     ---------     ----     ---------
Balance December 31, 1999 ..     1,000,000           100           900      --          1,000
Net earnings (loss) ........          --            --            --        --           --
                                 ---------     ---------     ---------     ----     ---------
Balance December 31, 2000 ..     1,000,000           100           900      --          1,000
Net earnings (loss) ........          --            --            --        --           --
                                 ---------     ---------     ---------     ----     ---------
Balance December 31, 2001 ..     1,000,000           100           900      --          1,000
Net earnings (loss) ........          --            --            --        --           --
                                 ---------     ---------     ---------     ----     ---------
Balance December 31, 2002 ..     1,000,000     $     100     $     900     $--      $   1,000
                                 =========     =========     =========     ====     =========


 See accompanying notes to financial statements

Tulvine Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
Year ended December 31, 2002 and 2001 and the periods from inception (October 21, 1999) to December 31, 2002

                                                                                From
                                                                             Inception
                                                                             October 21,
                                                                               1999 to
                                                   Year Ended December 31,  December 31,
                                                       2002         2001        2002
                                                       ----         ----        ----

Cash flows from operating activities:
  Net earnings (loss) ...........................     $  --       $  --       $  --
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
       Organizational costs .....................        --          --          (500)
                                                      -------     -------     -------
      Net cash flows used in operating activities        --          --          (500)

Cash flows from investing activities:
                                                      -------     -------     -------
                                                      -------     -------     -------
    Net cash provided by investing activities ...        --          --          --

Cash flows from financing activities:
  Proceeds from sale of common stock ............        --          --         1,000
                                                      -------     -------     -------
      Net cash provided by financing activities .        --          --         1,000

      Net increase in cash and cash equivalents .        --          --           500
      Cash and cash equivalents, beginning ......         500         500        --
                                                      -------     -------     -------
      Cash and cash equivalents, end of period ..     $   500     $   500     $   500
                                                      =======     =======     =======

Supplemental cash flow information:
  Interest paid .................................     $  --       $  --       $  --
  Income taxes paid .............................     $  --       $  --       $  --






 See accompanying notes to financial statements

Tulvine Systems, Inc.
(A Development Stage Company)
 Notes to Financial Statements
As of December 31, 2002

NOTE 1 - Summary of Significant Accounting Policies

         A.  Organization and Business Operations

Tulvine Systems, Inc. (a development stage company) ("the Company") was incorporated in Delaware on October 21, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or a foreign private business. At December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

         E. Net earnings (loss) per share

Net earnings (loss) per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is presented if the assumed conversion of common stock equivalents results in material dilution. There were no common stock equivalents outstanding at December 31, 2002.

         F.  New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred, as opposed to at the date an entity commits to the exit or disposal plans. The adoption of this standard did not have any impact on the Company's financial position, earnings or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure requirements have been adopted for the Company's current year financial statements, with no impact.


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

                                                     Position or Office                 Date First
Name                                Age              With the Company                   Elected

Diane Golightly                     37               President/CEO/Secretary/           Oct 1999
                                                     Director

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


Item 11.       Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2003, each person known by the Company to own beneficially more than 5% of any class of the Company's common stock and the director and officer of the Company. The holder hereof has sole voting and investment power with respect to the shares shown.

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

Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on her evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our chief executive officer concluded that our disclosure controls and procedures are (i) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 13.       Exhibits and Reports on Form 8-K

a) Exhibits - See Exhibit Index at page 24.

b) Reports on Form 8-K - none filed during the quarter ended December 31, 2002.


                                   SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TULVINE SYSTEMS, INC.


Date - April 10, 2003                     By: /s/ Diane Golightly
                                              -------------------------------
                                              Diane Golightly
                                              Chief Executive Officer
                                              Principal Accounting Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date - April 10, 2003                     By: /s/ Diane Golightly
                                              -------------------------------
                                              Diane Golightly, Director

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the accompanying Annual Report of Tulvine Systems, Inc. (the "Company") on Form 10-KSB for the fiscal year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Diane Golightly, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:
1.       I have reviewed the Report;
2. Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in the Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and
          c) presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation date;
     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
     6. I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Diane Golightly
                                          -------------------
                                          Diane Golightly
                                          President and Chief Executive Officer
                                          April 10, 2003

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM TULVINE SYSTEMS, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)

                                  EXHIBIT INDEX
Securities and
Exchange
Commission                                                                                              Page
Exhibit No.           Type of Exhibit                                                                  Number

2                     Plan of acquisition, reorganization, arrangement,                                  N/A
                      liquidation, or succession

3(i)                  Articles of incorporation                                                          N/A

3(ii)                 By-laws                                                                            N/A

4                     Instruments defining the rights of holders, incl. Indentures                       N/A

9                     Voting trust agreement                                                             N/A

10                    Material contracts                                                                 N/A

11                    Statement re: computation of per share earnings                                  Item 7

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                     N/A

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

99.1                  Certification pursuant to 18 U.S.C. Section 1350                                   25



Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Annual Report of Tulvine Systems, Inc., the Registrant, on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

April 10, 2003                            /s/ Diane Golightly
                                          ----------------------------------
                                          Diane Golightly
                                          President and Chief Executive Officer