Form 10QSB
period 2003-03-31
TULVINE SYSTEMS INC
filed 2003-08-13
CIK 1106838

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2003


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2003 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one):  Yes     No    X    .
                                                              -----     ----

                              Tulvine Systems, Inc.

                                      INDEX

                                                                           Page
                                                                            No.
Part I.         Financial Information (unaudited)

         Item 1.Balance Sheet - March 31, 2003                              3

                Statement of Operations -                                   4
                Three Months Ended March 31, 2003 and 2002
                  and October 21, 1999 (inception) to March 31, 2003

                Statement of Stockholders' Equity -                         5
                Three Months Ended March 31, 2003

                Statements of Cash Flows -                                  6
                Three Months Ended March 31, 2003 and 2002
                  and October 21, 1999 (inception) to March 31, 2003

                Notes to Financial Statements -                            7-8
                Three Months Ended March 31, 2003 and 2002

         Item 2.Managements Discussion and Analysis or Plan of Operation   9-10

         Item 3.Controls and Procedures                                    10

Part II.        Other Information                                         11-13

Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
March 31, 2003
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
                                                                          ------
                                                                          $1,000
                                                                          ======

See accompanying notes to financial statements

Tulvine Systems, Inc.
(A Development Stage Company)
Statement of Operations
Three months ended March 31, 2003 and 2002
and October 21, 1999 (inception) to March 31, 2003
(Unaudited)
                                                                      Oct. 21,
                                         Three Months Three Months     1999
                                           Ended        Ended       (inception)
                                          March 31,    March 31,    to March 31,
                                           2003          2002          2003

Sales and revenues .................     $    --       $    --       $     --
Cost of sales ......................          --            --             --
                                         ---------     ---------     ----------
Gross profit .......................          --            --             --

Other expense
  General and administrative expense          --            --             --
                                         ---------     ---------     ----------
                                         ---------     ---------     ----------
                                         ---------     ---------     ----------
Earnings (loss) before income taxes           --            --             --
Income taxes .......................          --            --             --
                                         ---------     ---------     ----------
Net earnings (loss) ................          --            --             --
                                         =========     =========     ==========

Net earnings (loss) per share ......     $    --       $    --       $     --
                                         =========     =========     ==========

Weighted Average Shares Outstanding      1,000,000     1,000,000      1,000,000
                                         =========     =========     ==========


See accompanying notes to financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Stockholder's Equity
Three months ended March 31, 2003
(Unaudited)

                                                   Additional
                                  Common Stock      Paid-in   Retained
                              Shares    Par Value   Capital   Earnings  Total

Balance, December 31, 2002  1,000,000  $     100  $     900  $ --    $   1,000

Net income (loss) ........       --         --
                            ---------  ---------  ---------  ------  ---------
Balance, March 31, 2003 ..  1,000,000  $     100  $     900  $ --    $   1,000
                            =========  =========  =========  ======  =========


See accompanying notes to financial statements.


Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Cash Flows
Three months ended March 31, 2003 and 2002
and October 21, 1999 (inception) to March 31, 2003
(Unaudited)
                                                                                     Oct. 21,
                                                           Three Months Three Months  1999
                                                              Ended      Ended     (inception)
                                                             March 31,   March 31,  to March 31,
                                                               2003      2002          2003
                                                            --------     -------      ------
Cash flows from operating activities
Net earnings (loss) ...................................     $  --       $  --       $  --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs ..................................        --          --          (500)

                                                            -------     -------     -------
Net cash provided by (used in) operating activities ...        --          --          (500)
                                                            -------     -------     -------

Cash flows provided by (used in) investing activities

                                                            -------     -------     -------
                                                            -------     -------     -------
Net cash provided by (used in) investing activities ...        --          --          --
                                                            -------     -------     -------

Cash flows provided by (used in) financing activities
 Proceeds from sale of common stock ...................                               1,000
                                                            -------     -------     -------
                                                            -------     -------     -------
Net cash provided by (used in) financing activities ...        --          --         1,000
                                                            -------     -------     -------
Net increase (decrease) in cash and cash equivalents ..        --          --           500
Cash and cash equivalents, beginning of period ........         500         500        --
                                                            -------     -------     -------
Cash and cash equivalents, end of period ..............     $   500     $   500     $   500
                                                            =======     =======     =======


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest ............................................     $  --       $  --       $  --
  Income taxes ........................................     $  --       $  --       $  --

See accompanying notes to consolidated financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)
Notes to Financial Statements
Three months ended March 31, 2003 and 2002
(Unaudited)


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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2002, which is included in the Company's Form 10-KSB.

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

Item 3.           Controls and Procedures

         The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectivenessof the Company's disclosure controls and procedures. In the opinion of the Company's principal executive officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any materialinformation relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -       Exhibit 99.1 Certification pursuant to 18
                          U.S.C. Section 1350. (The Company does not currently employ a Chief Financial Officer)

(b)      Reports on Form 8-K - None during the current quarter.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TULVINE SYSTEMS, INC.



         Date:    August 13, 2003           By:      /s/ Diane Golightly
                                            -----------------------------------
                                            Diane Golightly, President and
                                            Principal Accounting Officer

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


                  August 13, 2003                      /s/ Diane Golightly
                                                      --------------------------
                                                      Diane Golightly
                                                      Chief Executive Officer

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of Tulvine Systems, Inc. (the "Registrant") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    August 13, 2003          By:      /s/Diane Golightly
                                                   --------------------------
                                                    Diane Golightly
                                                    Chief Executive Officer