Form 10QSB
period 2003-06-30
TULVINE SYSTEMS INC
filed 2003-08-14
CIK 1106838

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2003


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2003 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one):  Yes     No    X    .
                                                              -----     ----

                              Tulvine Systems, Inc.

                                      INDEX

                                                                           Page
                                                                            No.
Part I.         Financial Information (unaudited)

         Item 1.Balance Sheet - June 30, 2003                               3

                Statement of Operations -                                   4
                Three and Six Months Ended June 30, 2003 and 2002
                  and October 21, 1999 (inception) to June 30, 2003

                Statement of Stockholders' Equity -                         5
                Six Months Ended June 30, 2003

                Statements of Cash Flows -                                  6
                Six Months Ended June 30, 2003 and 2002
                  and October 21, 1999 (inception) to June 30, 2003

                Notes to Financial Statements -                            7-8
                Six Months Ended June 30, 2003 and 2002

         Item 2.Managements Discussion and Analysis or Plan of Operation   9-10

         Item 3.Controls and Procedures                                    10

Part II.        Other Information                                         11-13

Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2003
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
                                                                          ------
                                                                          $1,000
                                                                          ======

See accompanying notes to financial statements


Tulvine Systems, Inc.
(A Development Stage Company)
Statement of Operations
Three and Six months ended June 30, 2003 and 2002
and October 21, 1999 (inception) to June 30, 2003
(Unaudited)
                                                                                                Oct. 21,
                                         Three Months Three Months  Six Months  Six Months       1999
                                           Ended        Ended         Ended        Ended      (inception)
                                          June 30,    June 30,       June 30,    June 30,to     June 30,
                                           2003          2002           2003          2002        2003

Sales and revenues .................     $    --       $    --    $       --     $    --     $     --
Cost of sales ......................          --            --            --          --           --
                                         ---------     ---------     ----------  ---------     ---------
Gross profit .......................          --            --            --          --           --

Other expense
  General and administrative expense          --            --            --          --           --
                                         ---------     ---------     ----------  ---------     ---------
                                              --            --            --          --           --
                                         ---------     ---------     ----------  ---------     ---------
Earnings (loss) before income taxes           --            --            --          --           --
Income taxes .......................          --            --            --          --           --
                                         ---------     ---------     ----------  ---------     ---------
Net earnings (loss) ................          --            --            --          --           --
                                         =========     =========     ==========  =========     =========

Net earnings (loss) per share ......     $    --       $    --       $    --
                                         =========     =========     ==========   =========    =========

Weighted Average Shares Outstanding      1,000,000     1,000,000      1,000,000  1,000,000     1,000,000
                                         =========     =========     ==========  =========     =========


See accompanying notes to financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Stockholder's Equity
Six months ended June 30, 2003
(Unaudited)

                                                   Additional
                                  Common Stock      Paid-in   Retained
                              Shares    Par Value   Capital   Earnings  Total

Balance, December 31, 2002  1,000,000  $     100  $     900  $ --    $   1,000

Net income (loss) ........       --         --
                            ---------  ---------  ---------  ------  ---------
Balance, June 30, 2003 ..  1,000,000  $     100  $     900  $ --    $   1,000
                            =========  =========  =========  ======  =========


See accompanying notes to financial statements.


Tulvine Systems, Inc.
(A Development Stage Company)

Statement of Cash Flows
Six months ended June 30, 2003 and 2002
and October 21, 1999 (inception) to June 30, 2003
(Unaudited)
                                                                                     Oct. 21,
                                                            Six Months Six Months     1999
                                                              Ended      Ended     (inception)
                                                             June 30,   June 30,  to June 30,
                                                               2003      2002          2003
                                                            --------     -------      ------
Cash flows from operating activities
Net earnings (loss) ...................................     $  --       $  --       $  --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs ..................................        --          --          (500)

                                                            -------     -------     -------
Net cash provided by (used in) operating activities ...        --          --          (500)
                                                            -------     -------     -------

Cash flows provided by (used in) investing activities

                                                            -------     -------     -------
                                                            -------     -------     -------
Net cash provided by (used in) investing activities ...        --          --          --
                                                            -------     -------     -------

Cash flows provided by (used in) financing activities
 Proceeds from sale of common stock ...................                               1,000
                                                            -------     -------     -------
                                                            -------     -------     -------
Net cash provided by (used in) financing activities ...        --          --         1,000
                                                            -------     -------     -------
Net increase (decrease) in cash and cash equivalents ..        --          --           500
Cash and cash equivalents, beginning of period ........         500         500        --
                                                            -------     -------     -------
Cash and cash equivalents, end of period ..............     $   500     $   500     $   500
                                                            =======     =======     =======


Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest ............................................     $  --       $  --       $  --
  Income taxes ........................................     $  --       $  --       $  --

See accompanying notes to consolidated financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)
Notes to Financial Statements
Six months ended June 30, 2003 and 2002
(Unaudited)


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

                                                     TULVINE SYSTEMS, INC.



         Date:    August 14, 2003           By:      /s/ Diane Golightly
                                            -----------------------------------
                                            Diane Golightly, President and
                                            Principal Accounting Officer

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


                  August 14, 2003                      /s/ Diane Golightly
                                                      --------------------------
                                                      Diane Golightly
                                                      Chief Executive Officer

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of Tulvine Systems, Inc. (the "Registrant") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    August 14, 2003          By:      /s/Diane Golightly
                                                   --------------------------
                                                    Diane Golightly
                                                    Chief Executive Officer