Form 10QSB
period 2003-09-30
TULVINE SYSTEMS INC
filed 2003-12-29
CIK 1106838

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                      For Quarter Ended: September 30, 2003


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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of November 30, 2003 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one):  Yes        No    X .
                                                               -----       ----

                              Tulvine Systems, Inc.

                                      INDEX

                                                                                                                    Page
                                                                                                                     No.

Part I            Financial Information (unaudited)
      Item 1.     Balance Sheet - September 30, 2003                                                                  3

                  Statements of Operations -                                                                          4
                  Three and Nine Months Ended September 30, 2003 and 2002 and October 21, 1999
                  (inception) to September 30, 2003

                  Statements of Cash Flows -                                                                          5
                  Nine Months Ended September 30, 2003 and 2002 and October 21, 1999 (inception) to
                  September 30, 2003

                  Notes to Financial Statements -                                                                    6-7
                  Nine Months Ended September 30, 2003 and 2002 and October 21, 1999 (inception) to
                  September 30, 2003

      Item 2.     Managements Discussion and Analysis or Plan of Operation                                           8-9

      Item 3.     Controls and Procedures                                                                            10

Part II           Other Information                                                                                 11-13



Tulvine Systems, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2003
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



Tulvine Systems, Inc.
(A Development Stage Company)
Statements of Operations
Three and nine months ended September 30, 2003 and 2002
and October 21, 1999 (inception) to September 30, 2003
(Unaudited)

                                                                                                                 Oct. 21,
                                      Three Months        Three Months       Nine Months       Nine Months        1999
                                          Ended              Ended             Ended             Ended         (inception)
                                      September 30,      September 30,      September 30,     September 30,  to September 30,
                                          2003                2002              2003             2002              2003

Sales and revenues ..........               $--               $--               $--               $--               $--
Cost of sales ...............                --                --                --                --                --
                                          -----             -----             -----             -----             -----
Gross profit ................                --                --                --                --                --

Other expense
  General and administrative
      expense ...............                --                --                --                --                --
                                          -----             -----             -----             -----             -----

Earnings (loss) before ......                --                --                --                --                --
     income taxes
Income taxes ................                --                --                --                --                --
                                          -----             -----             -----             -----             -----
Net earnings (loss) .........                --                --                --                --                --
                                          =====             =====             =====             =====             =====

Net earnings (loss) per share               $--               $--               $--               $--               $--
                                          =====             =====             =====             =====             =====

Weighted Average Shares
      Outstanding                      1,000,000        1,000,000         1,000,000         1,000,000         1,000,000
                                      ==========        =========         =========         =========         =========


See accompanying notes to financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)

Statements of Cash Flows
Nine months ended September 30, 2003 and 2002
and October 21, 1999 (inception) to September 30, 2003
(Unaudited)
                                                                                                              Oct. 21,
                                                                Nine Months           Nine Months               1999
                                                                   Ended                 Ended               (inception)
                                                               September 30,         September 30,         to September 30,
                                                                    2003                  2002                  2003

Cash flows from operating activities
Net earnings (loss) .................................               $  --                 $  --                 $  --
Adjustments to reconcile net earnings (loss) to net
 cash provided by (used in) operating activities:
  Organization costs ................................                  --                    --                    (500)

                                                                    -------               -------               -------
Net cash provided by (used in) operating activities .                  --                    --                    (500)
                                                                    -------               -------               -------

Cash flows provided by (used in) investing activities

                                                                    -------               -------               -------
Net cash provided by (used in) investing activities .                  --                    --                    --
                                                                    -------               -------               -------

Cash flows provided by (used in) financing activities
 Proceeds from sale of common stock .................                                                             1,000
                                                                    -------               -------               -------
Net cash provided by (used in) financing activities .                  --                    --                   1,000
                                                                    -------               -------               -------
Net increase (decrease) in cash and cash equivalents                   --                    --                     500
Cash and cash equivalents, beginning of period ......                   500                   500                  --
                                                                    -------               -------               -------
Cash and cash equivalents, end of period ............               $   500               $   500               $   500
                                                                    =======               =======               =======


See accompanying notes to consolidated financial statements.

Tulvine Systems, Inc.
(A Development Stage Company)

Notes to Financial Statements
Nine months ended September 30, 2003 and 2002 and October 21, 1999 (inception) to September 30, 2003 (Unaudited)


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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2002, which is included in the Company's Form 10-KSB.



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


Related Party Transactions

The Company neither owns nor leases any real or personal property. Office services are provided without charge by the officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that it has during the prior 12 month period timely filed all reports required under the Exchange Act).

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

Item 3.           Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

         Items 1 through 5 of Part II have been omitted as not required, not significant, or because the information has been previously reported.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

             Exhibit 31        Certification pursuant to 18 U.S.C. Section 1350
             Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32        Certification pursuant to 18 U.S.C. Section 1350
             Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

                  None.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TULVINE SYSTEMS, INC.



         Date:    December 29, 2003         By: /s/ Diane Golightly
                                               --------------------------
                                                Diane Golightly, President and
                                                Principal Accounting Officer

Exhibit 31

   TULVINE SYSTEMS, INC. FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Diane Golightly, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tulvine Systems, Inc. (the registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;
      a)  designed  such  disclosure   controls  and procedures,  or  caused
          such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the
          registrant's   current  fiscal  quarter  that  has  materially
          affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process,summarize and report financial information; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                     /s/ Diane Golightly
                                                     -------------------
                                                     Diane Golightly
                                                     President and Acting CEO
                                                     (and equivalent of CFO)
                                                     December 29, 2003

Exhibit 32

   TULVINE SYSTEMS, INC. FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Diane Golightly, certify that

1. I am the President and Acting chief executive officer of Tulvine Systems, Inc.
2. Attached to this certification is Form 10-QSB for the quarter ended September 30, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.
3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
               o The periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
               o The information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.


December 29, 2003                                    /s/ Diane Golightly
                                                     --------------------------
                                                     Diane Golightly
                                                     President and Acting CEO
                                                    (and equivalent of CFO)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by Tulvine Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 even if the document with which it is submitted to the Securities and Exchange Commission is so incorporated by reference.