Form 10KSB
period 2003-12-31
TULVINE SYSTEMS INC
filed 2004-04-14
CIK 1106838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         Commission File Number 0-29507

                              TULVINE SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in the charter)

           DELAWARE                                    52-2102141
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                7633 EAST 63RD PLACE, SUITE 220, TULSA, OK 74133
                ------------------------------------------------
          (Address of principal executive offices, including zip code)

           5525 NORTH MACARTHUR BLVD., SUITE 615, IRVING, TEXAS 75038
           ----------------------------------------------------------
       (Former address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: 918-459-8469

Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK,
                                                             $.0001 PAR VALUE
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the year ended December 31, 2003 were $0.

As of March 31, 2004 there were 1,000,000 shares of common stock outstanding, par value $.0001 per share. The aggregate market value of the common stock of the registrant, held by non-affiliates of the registrant, on March 31, 2004, was $0.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit index.

Transitional Small Business Disclosure Format:       Yes [ ]  No [X]

                              TULVINE SYSTEMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-KSB


                                     Part I
Item 1.  Description of Business                                               3
Item 2.  Description of Property                                               7
Item 3.  Legal Proceedings                                                     7
Item 4.  Submission of Matters to a Vote of Security Holders                   7

                                     Part II
Item 5.  Market for Common Equity and Related Stockholder Matters              7
Item 6.  Management's Discussion and Analysis or Plan of Operation             8
Item 7.  Financial Statements                                                 10
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             18
Item 8A. Controls and Procedures                                              18


                                    Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    18
Item 10. Executive Compensation                                               20
Item 11. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     21
Item 12. Certain Relationships and Related Transactions                       21
Item 13. Exhibits and Reports on Form 8-K                                     22
Item 14. Principal Accountant Fees and Services                               22


From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Financial Statements and the accompanying Notes to Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: the Company's current liquidity needs, as described in its periodic reports; changes in the economy; inability of the Company to raise additional capital; the Company's involvement in potential litigation; volatility of the Company's stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management's views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. The Company does not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Tulvine Systems, Inc. (the "Company"), was incorporated on October 21, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the development stage since inception and has no operations to date other than issuing shares to its original shareholder. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

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

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business' assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

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

At December 31, 2003, the Company had no employees receiving compensation.


ITEM 2.           DESCRIPTION OF PROPERTY

The Company has no property and at this time has no agreements to acquire any property. The Company currently uses offices at 7633 East 63rd Place, Suite 220, Tulsa, Oklahoma 74133, at no cost to the Company. Management has agreed to continue this arrangement until the Company completes an acquisition or merger.


ITEM 3.           LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for the securities of the Company. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD Over-The Counter Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

DIVIDENDS - The Company has never paid cash dividends on its common stock and intends to utilize current and future resources to implement its new plan of operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - None.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company that desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the development stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has not commenced any operational activities.

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

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, shareholder or their affiliates or associates serve as officer or director or hold any ownership interest.

CRITICAL ACCOUNTING POLICIES - The Company is currently in the development stage and management believes, since it has only nominal assets and no known liabilities, there are currently no critical accounting policies which affect its more significant judgments and estimates used in the preparation of its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS - The Company does not have any material off-balance sheet arrangements.


ITEM 7.           FINANCIAL STATEMENTS


                                      INDEX
                                                                          Page #
                                                                          ------

Independent Auditor's Report                                                11

Balance Sheet as of December 31, 2003                                       12

Statements of Operations for the years ended December 31,
2003 and 2002 and Development Stage from inception (October 21, 1999)
to December 31, 2003                                                        13

Statements of Changes in Stockholder's Equity for the period from
inception (October 21, 1999)to December 31, 2003                            14

Statements of Cash Flows for the years ended December 31, 2003 and
2002 and Development Stage from inception (October 21, 1999)
to December 31, 2003                                                        15

Notes to Financial Statements                                              16-17

                              GUEST & COMPANY, P.C.
                         7170 S. BRADEN AVE., SUITE 100
                              TULSA, OKLAHOMA 74136

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholder
Tulvine Systems, Inc.:

We have audited the accompanying balance sheet of Tulvine Systems, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2003 and 2002 and the period from inception (October 21, 1999) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tulvine Systems, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from inception (October 21, 1999) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, as discussed in note 1A, the Company has been in the development stage since its inception (October 21, 1999) and has not commenced any formal business operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                       /s/ Guest & Company, P.C.

April 13, 2004
Tulsa, Oklahoma

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2003



                                    ASSETS
 Current assets:
   Cash and cash equivalents                                              $ 500
                                                                          ------
     Total assets                                                         $ 500
                                                                          ======


                     LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
                                                                            $ -
                                                                          ------
     Total liabilities                                                        -
                                                                          ------

  Commitments and contingencies

  Stockholder's equity:
   Common stock: $.0001 par value; authorized 100,000,000
    shares; issued and outstanding 1,000,000 shares                         100
   Additional paid-in capital                                               900
   Accumulated deficit                                                     (500)
                                                                          ------
     Total stockholder's equity                                             500
                                                                          ------
       Total liabilities and stockholder's equity                         $ 500
                                                                          ======





See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND DEVELOPMENT
STAGE FROM INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2003

                                                                                 FROM
                                                                               INCEPTION
                                                                             (OCTOBER 21,
                                                                               1999) TO
                                                   Years Ended December 31,   December 31,
                                                     2003            2002        2003
                                                     ----            ----        ----
Revenue                                           $      --      $      --      $      --
                                                  ----------     ----------     ----------
                                                         --             --             --

Selling, general and administrative expenses             --             --            500

                                                  ----------     ----------     ----------
Net earnings (loss)                               $      --      $      --      $    (500)
                                                  ==========     ==========     ==========

Earnings (loss) per common share, basic
     and diluted                                  $      --      $      --      $   (0.00)
                                                  ==========     ==========     ==========

Weighted average shares outstanding, basic
     and diluted                                  1,000,000      1,000,000      1,000,000
                                                  ==========     ==========     ==========




See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2003


                                                               ADDITIONAL
                                        COMMON STOCK             PAID IN       ACCUMULATED
                                    SHARES         AMOUNT        CAPITAL         DEFICIT         TOTAL
                                    ------         ------        -------         -------         -----
Balance October 21, 1999                 --      $      --      $      --      $      --       $      --
Common stock issued for cash      1,000,000            100            900             --           1,000
Net earnings (loss)                      --             --             --           (500)           (500)
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 1999         1,000,000            100            900           (500)            500
Net earnings (loss)                      --             --             --             --              --
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 2000         1,000,000            100            900           (500)            500
Net earnings (loss)                      --             --             --             --              --
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 2001         1,000,000            100            900           (500)            500
Net earnings (loss)                      --             --             --             --              --
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 2002         1,000,000            100            900           (500)            500
Net earnings (loss)                      --             --             --             --              --
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 2003         1,000,000      $     100      $     900      $    (500)      $     500
                                  ==========     ==========     ==========     ==========      ==========


See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND DEVELOPMENT
STAGE FROM INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2003

                                                                                      FROM
                                                                                   INCEPTION
                                                                                  (OCTOBER 21,
                                                                                    1999) TO
                                                        YEARS ENDED DECEMBER 31,   DECEMBER 31,
                                                           2003          2002         2003
                                                           ----          ----         ----
 Cash flows from operating activities:
  Net earnings (loss)                                     $    --      $    --      $  (500)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
                                                          --------     --------     --------
      Net cash flows used in operating activities              --           --         (500)
                                                          --------     --------     --------

Cash flows from investing activities:
                                                          --------     --------     --------
    Net cash provided by investing activities                  --           --           --
                                                          --------     --------     --------

Cash flows from financing activities:
  Proceeds from sale of common stock                           --           --        1,000
                                                          --------     --------     --------
      Net cash provided by financing activities                --           --        1,000
                                                          --------     --------     --------

      Net increase in cash and cash equivalents                --           --          500
      Cash and cash equivalents, beginning of period          500          500           --
                                                          --------     --------     --------
      Cash and cash equivalents, end of period            $   500      $   500      $   500
                                                          ========     ========     ========

Supplemental cash flow information:
  Interest paid                                           $    --      $    --      $    --
  Income taxes paid                                       $    --      $    --      $    --


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

A.       ORGANIZATION AND BUSINESS OPERATIONS

Tulvine Systems, Inc. (a development stage company) ("the Company") was incorporated in Delaware on October 21, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or a foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

B.       USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.       CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D.       INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits during the periods presented.

E.       NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is presented if the assumed conversion of common stock equivalents results in material dilution. There were no common stock equivalents outstanding during the periods presented.


NOTE 2 - STOCKHOLDER'S EQUITY
         --------------------

The Company is authorized to issue 100,000,000 shares of common stock having a par value of $.0001 per share. The Company issued 1,000,000 shares to Diane Golightly pursuant to Rule 506 for an aggregate consideration of $1,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosures for the periods covered by this report.

ITEM 8A.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the date such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which they were elected to their current position.

                                     Position or Office               Date First
Name                   Age           With the Company                 Elected
----                   ---           ----------------                 -------

Diane Golightly        38            Stockholder                      Oct 1999

Ross E. Silvey         76            Director and                     Dec 2003
                                     President/CEO/Secretary


DIANE GOLIGHTLY - Ms. Golightly was President, CEO, Secretary and a director from October 1999 through December 18, 2003. Ms. Golightly received an Associate in Science from Cook County College in 1984. From 1987 to 1997, Ms. Golightly served as the Residency Program Coordinator for Physical Medicine and Rehabilitation at the University of Texas Southwestern Medical School. Currently Ms. Golightly is a senior administrator at the medical offices of Dr. Farrukh Hamid in Carrolton, Texas, and has served in this capacity since 1997.

ROSS E. SILVEY - Mr. Silvey became the sole Director of Tulvine on December 18, 2003 and was appointed President, CEO and Secretary of the Company on that date. Mr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for the past 30 years. Mr. Silvey has an MBA from the Harvard Business School and has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University.

CONFLICTS OF INTEREST - Insofar as the officer and director, Mr. Silvey, is engaged in other business and personal activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations. Mr. Silvey will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Silvey or Ms. Golightly.

Mr. Silvey intends to devote as much time to the activities of the Company as required. However, should a conflict arise, there is no assurance that Mr. Silvey would not attend to other matters prior to those of the Company. Mr. Silvey estimates that the business plan of the Company can be implemented in theory by devoting approximately 5 to 10 hours per month over the course of several months but such figure cannot be stated with precision.

Ms. Golightly is the sole shareholder of all of the Company's issued common stock. At the time of a business combination, management expects that some or all of the shares of common stock owned by Diane Golightly will be purchased by the target company.

The terms of any business combination may include such terms as Ms. Golightly or Mr. Silvey remaining a director or officer of the Company and/or providing other service to the Company. The terms of a business combination may provide for a payment by cash or otherwise to Diane Golightly for the purchase of all or part of her common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Silvey or Ms. Golightly would directly benefit from such employment or payment. Such benefits may influence Mr. Silvey's or Ms. Golightly's choice of a target company.

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

AUDIT COMMITTEE - The Board of Directors of the Company is currently made up of one director, who serves the functions of the Audit Committee. The Board of Directors does not intend to establish a separate Audit Committee until a business combination is consummated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, Diane Golightly did not timely file her required Form 5 for fiscal 2003 and Ross Silvey did not timely file his required Form 3 when he became a director and did not timely file his required Form 5 for Fiscal 2003.

CODE OF ETHICS - The Company intends to adopt a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions when it consummates an acquisition.


ITEM 10.          EXECUTIVE COMPENSATION

The Company's officer and director has not received any compensation for services rendered to the Company. As of the date of this report, the Company has no funds available to pay the officer and director. Further, the officer and director is not accruing any compensation pursuant to any agreement with the Company.

The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2004, each person known by the Company to own beneficially more than 5% of any class of the Company's common stock and the director and officer of the Company. The holder hereof has sole voting and investment power with respect to the shares shown.

                            Name and Address                   Amount and Nature
     Title                    of Beneficial                      of Beneficial                 % of
   of Class                       Owner                              Owner                     Class
   --------                       -----                              -----                     -----

    Common            Diane Golightly                               1,000,000                   100.00%
                      7633 E 63rd Pl, Ste 210
                      Tulsa, OK  74133

    Common            Ross Silvey                                           0                     0.00%
                      6707 S. Richmond
                      Tulsa, OK  74136

    Common            All directors and executive officers                  0                     0.00%
                      as a group (one person)


EQUITY COMPENSATION PLAN INFORMATION - None.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 21, 1999, the Company issued a total of 1,000,000 shares of common stock to Diane Golightly, the Company's sole officer and director until December 18, 2003, for a total of $1,000 in cash.

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


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits - See Exhibit Index at page 24.

b) Reports on Form 8-K - none filed during the quarter ended December 31, 2003.

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 9 are not deemed to be "filed" for the purpose of
Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - As of March 31, 2004 the Company's current accountant had not yet billed for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002.

AUDIT-RELATED FEES - None.

TAX FEES - None.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2003.

AUDIT COMMITTEE POLICIES AND PROCEDURES - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.


                                   SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TULVINE SYSTEMS, INC.


Date - April 13, 2004              By: /s/ Ross Silvey
                                       -------------------------------
                                       Ross Silvey
                                       Chief Executive Officer
                                       (Equivalent of Chief Financial Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date - April 13, 2004              By: /s/ Ross Silvey
                                       -------------------------------
                                       Ross Silvey, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM TULVINE SYSTEMS, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (THE FOREGOING IS NOT APPLICABLE TO THE ORIGINAL(S) HEREOF.)

                                            EXHIBIT INDEX
Securities and
Exchange
Commission                                                                                   Page
Exhibit No.           Type of Exhibit                                                       Number
-----------           ---------------                                                       ------

2                     Plan of acquisition, reorganization, arrangement,                       N/A
                      liquidation, or succession
3(i)                  Articles of incorporation                                               N/A
3(ii)                 By-laws                                                                 N/A
4                     Instruments defining the rights of holders, incl. Indentures            N/A
9                     Voting trust agreement                                                  N/A
10                    Material contracts                                                      N/A
11                    Statement re: computation of per share earnings                       Item 7
16                    Letter on change in certifying accountant                               N/A
18                    Letter on change in accounting principles                               N/A
21                    Subsidiaries of the Registrant                                          N/A
22                    Published report regarding matters submitted to vote                    N/A
23                    Consent of experts and counsel                                          N/A
24                    Power of Attorney                                                       N/A
31                    Certification pursuant to 18 U.S.C. Section 1350                        25
                      Section 302 of the Sarbanes-Oxley Act of 2002
32                    Certification pursuant to 18 U.S.C. Section 1350                        26
                      Section 906 of the Sarbanes-Oxley Act of 2002
