Form 10KSB/A
period 2001-12-31
TULVINE SYSTEMS INC
filed 2004-04-23
CIK 1106838

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

At December 31, 2001, the Company had no employees receiving compensation.

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


ITEM 7.           FINANCIAL STATEMENTS


                                      INDEX
                                                                          Page #
                                                                          ------

Independent Auditor's Report                                                11

Balance Sheet as of December 31, 2001                                       12

Statements of Operations for the years ended December 31, 2001 and 2000, and the period from inception (October 21, 1999) to
December 31, 2001                                                           13

Statements of Changes in Stockholder's Equity for the period from
inception (October 21, 1999) to December 31, 2001                           14

Statements of Cash Flows for the years ended December 31, 2001 and
2000, and the period from inception (October 21, 1999) to
December 31, 2001                                                           15

Notes to Financial Statements                                              16-17

                              GUEST & COMPANY, P.C.
                         7170 S. BRADEN AVE., SUITE 100
                              TULSA, OKLAHOMA 74136

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholder
Tulvine Systems, Inc.:

We have audited the accompanying balance sheet of Tulvine Systems, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2001 and 2000, and the period from inception (October 21, 1999) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tulvine Systems, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from inception (October 21, 1999) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                                       /s/ Guest & Company, P.C.

April 13, 2004
Tulsa, Oklahoma

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2001





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


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD
 FROM INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2001


                                                                                       FROM
                                                                                    INCEPTION
                                                                                   (OCTOBER 21,
                                                                                     1999) TO
                                                                                    December 31,
                                                      2001              2000            2001
                                                      ----              ----            ----
Revenue                                           $        --      $        --       $        --
                                                  ------------     ------------      ------------
     Total revenue                                         --               --                --

Selling, general and administrative expenses               --              500               500
                                                  ------------     ------------      ------------
Net earnings (loss)                               $        --      $      (500)      $      (500)
                                                  ============     ============      ============

Earnings (loss) per common share, basic
     and diluted                                  $        --      $     (0.00)      $     (0.00)
                                                  ============     ============      ============

Weighted average shares outstanding, basic
     and diluted                                    1,000,000        1,000,000         1,000,000
                                                  ============     ============      ============


 See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2001



                                                               ADDITIONAL
                                        COMMON STOCK             PAID IN       ACCUMULATED
                                   SHARES          AMOUNT       CAPITAL          DEFICIT         TOTAL
                                   ------          ------       -------          -------         -----
Balance October 21, 1999                 --      $      --      $      --      $      --       $      --
Common stock issued for cash      1,000,000            100            900             --           1,000
Net earnings (loss)                      --             --             --           (500)           (500)
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 1999         1,000,000            100            900           (500)            500
Net earnings (loss)                      --             --             --             --              --
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 2000         1,000,000            100            900           (500)            500
Net earnings (loss)                      --             --             --             --              --
                                  ----------     ----------     ----------     ----------      ----------
Balance December 31, 2001         1,000,000      $     100      $     900      $    (500)      $     500
                                  ==========     ==========     ==========     ==========      ==========


 See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000, AND THE PERIOD
  FROM INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2001


                                                                                  FROM
                                                                                INCEPTION
                                                                               (OCTOBER 21,
                                                                                 1999) TO
                                                                                DECEMBER 31,
                                                             2001         2000      2001
                                                             ----         ----      ----
Cash flows from operating activities:
  Net earnings (loss)                                     $    --      $    --      $  (500)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
                                                          --------     --------     --------
      Net cash flows used in operating activities              --           --         (500)
                                                          --------     --------     --------

Cash flows from investing activities:
                                                               --           --           --
                                                          --------     --------     --------
    Net cash provided by investing activities                  --           --           --
                                                          --------     --------     --------

Cash flows from financing activities:
  Proceeds from sale of common stock                           --           --        1,000
                                                          --------     --------     --------
      Net cash provided by financing activities                --           --        1,000
                                                          --------     --------     --------

      Net increase in cash and cash equivalents                --           --          500
      Cash and cash equivalents, beginning of period          500          500           --
                                                          --------     --------     --------
      Cash and cash equivalents, end of period            $   500      $   500      $   500
                                                          ========     ========     ========

Supplemental cash flow information:
  Interest paid                                           $    --      $    --      $    --
  Income taxes paid                                       $    --      $    --      $    --



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

ITEM 8A.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2001, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, Diane Golightly did not timely file her required Form 5 for fiscal 2001 and fiscal 2000.

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

The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Accordingly, the shareholder of the Company has executed and delivered a "lock-up" letter agreement affirming that such shareholder shall not sell her shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. The shareholder has placed the stock ownership rights with the Company's management, who will not release the ownership rights except in connection with or following the completion of a merger or acquisition.


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


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - As of March 31, 2004 the Company's current accountant had not yet billed for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2001 and 2000.

AUDIT-RELATED FEES - None.

TAX FEES - None.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2001.

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
