Form 10QSB
period 2004-03-31
TULVINE SYSTEMS INC
filed 2004-04-30
CIK 1106838

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2004


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



             7633 EAST 63RD PLACE, SUITE 220, TULSA, OKLAHOMA 74133
             ------------------------------------------------------
                     (Address of principal executive office)

                                 (918) 459-8469
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 20, 2004 was 1,000,000 shares, held by 1 shareholder.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X].

                              TULVINE SYSTEMS, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I       Financial Information (unaudited)

    Item 1.  Financial Statements

             Balance Sheet - March 31, 2004                                  3

             Statements of Operations -                                      4
             Three Months Ended March 31, 2004 and 2003, and the period from inception (October 21, 1999) to March 31, 2004

             Statements of Cash Flows -                                      5
             Three Months Ended March 31, 2004 and 2003, and the period from inception (October 21, 1999) to March 31, 2004

             Notes to Financial Statements                                  6-7


    Item 2.  Managements Discussion and Analysis or Plan of Operation       8-9

    Item 3.  Controls and Procedures                                        10

Part II      Other Information                                             11-13

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $ 500
                                                                          ------
     Total assets                                                         $ 500
                                                                          ======



LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
                                                                            $ -
                                                                          ------
Total liabilities                                                             -
                                                                          ------


STOCKHOLDER'S EQUITY
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;           100
   issued and outstanding 1,000,000 shares
  Additional paid in capital                                                900
  Accumulated deficit                                                      (500)
                                                                          ------
   Total stockholder's equity                                               500
                                                                          ------
     Total liabilities and stockholder's equity                           $ 500
                                                                          ======

See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003,
 AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO MARCH 31, 2004
(UNAUDITED)


                                                                          FROM
                                                                       INCEPTION
                                            THREE MONTHS ENDED     (OCTOBER 21, 1999)
                                                 MARCH 31,            TO MARCH 31,
                                            2004           2003           2004
                                            ----           ----           ----
SALES AND REVENUES                       $      --      $      --      $        --
COST OF SALES                                   --             --               --
                                         ----------     ----------     ------------
GROSS PROFIT                                    --             --               --

OTHER EXPENSE
  General and administrative
      expense                                   --             --              500
                                         ----------     ----------     ------------
                                                --             --              500
                                         ----------     ----------     ------------
EARNINGS (LOSS) BEFORE INCOME TAXES             --             --             (500)
INCOME TAXES                                    --             --               --
                                         ----------     ----------     ------------
NET EARNINGS (LOSS)                             --             --             (500)
                                         ==========     ==========     ============

NET EARNINGS (LOSS) PER SHARE            $      --      $      --      $        (0)
                                         ==========     ==========     ============

WEIGHTED AVERAGE SHARES
      OUTSTANDING                        1,000,000      1,000,000        1,000,000
                                         ==========     ==========     ============


See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003,
AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO MARCH 31, 2004
(UNAUDITED)

                                                                                     FROM
                                                                                   INCEPTION
                                                           THREE MONTHS ENDED  (OCTOBER 21, 1999)
                                                               MARCH 31,          TO MARCH 31,
                                                           2004        2003          2004
                                                           ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                      $    --      $    --      $  (500)
Adjustments to reconcile net earnings (loss) to net
 cash used in operating activities:
                                                         --------     --------     --------
Net cash used in operating activities                         --           --         (500)
                                                         --------     --------     --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
                                                              --           --           --
                                                         --------     --------     --------
Net cash provided by investing activities                     --           --           --
                                                         --------     --------     --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from sale of common stock                           --           --        1,000
                                                         --------     --------     --------
Net cash provided by financing activities                     --           --        1,000
                                                         --------     --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     --           --          500
CASH AND CASH EQUIVALENTS, beginning of period               500          500           --
                                                         --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period                 $   500      $   500      $   500
                                                         ========     ========     ========


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1) ORGANIZATION AND BUSINESS OPERATIONS - Tulvine Systems, Inc. (a development stage company) (the "Company") was organized October 21, 1999, under the laws of the State of Delaware. The Company has no operations and in accordance with SFAS No. 7 is considered a development stage company. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

                  The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (2) USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2003, which is included in the Company's Form 10-KSB.

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


B.       UNCERTAINTY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since inception (October 21, 1999) and has not yet commenced any formal business operations. All activity to date relates to the Company's formation and proposed fund raising. Management intends to continue its efforts to identify a prospective target business for acquisition, merger or other business combination and raise the capital required through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

The ability of the Company to continue as a going concern during the next year depends on the Company's success in executing these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

ITEM 3.           CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures
         ----------------------------------------------------

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls
         ---  ----------------------------

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                           ---------------------------

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

                                         TULVINE SYSTEMS, INC.



         Date:    April 22, 2004         By:  /s/ Ross E. Silvey
                                              --------------------------------
                                              Ross E. Silvey, President and
                                              Principal Accounting Officer