Form 10QSB
period 2004-06-30
TULVINE SYSTEMS INC
filed 2004-08-23
CIK 1106838

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                        For Quarter Ended: JUNE 30, 2004


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of July 20, 2004 was 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X].

                              TULVINE SYSTEMS, INC.

                                      INDEX

                                                                           Page
                                                                            No.
                                                                            ---

Part I         Financial Information (unaudited)

      Item 1.  Financial Statements

               Balance Sheet - June 30, 2004                                 3

               Statements of Operations -                                    4
               Three Months Ended June 30, 2004 and 2003

               Statements of Operations - Six Months Ended                   5
               June 30, 2004 and 2003, and the period from inception (October 21, 1999) to
               June 30, 2004

               Statements of Cash Flows -                                    6
               Six Months Ended June 30, 2004 and 2003, and the period from inception (October 21, 1999)
               to June 30, 2004

               Notes to Financial Statements                                 7-9


      Item 2.  Managements Discussion and Analysis or Plan of Operation    10-11

      Item 3.  Controls and Procedures                                      12

Part II        Other Information                                           13-15

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $     500
  Marketable securities                                                 127,000
                                                                      ----------
     Total assets                                                     $ 127,500
                                                                      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $  13,350
                                                                      ----------
Total liabilities                                                        13,350
                                                                      ----------


STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;           500
   issued and outstanding 5,000,000 shares
  Additional paid in capital                                            125,500
  Accumulated deficit                                                   (11,850)
                                                                      ----------
   Total stockholders' equity                                           114,150
                                                                      ----------
     Total liabilities and stockholders' equity                       $ 127,500
                                                                      ==========


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30,
                                                      2004              2003
                                                   ------------     ------------

SALES AND REVENUES                                 $        --      $        --
COST OF SALES                                               --               --
                                                   ------------     ------------
GROSS PROFIT                                                --               --

OTHER (INCOME) EXPENSE
  General and administrative expense                    13,350               --
  Unrealized gain on marketable securities              (2,000)              --
                                                   ------------     ------------
                                                        11,350               --
                                                   ------------     ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                    (11,350)              --
INCOME TAXES                                                --               --
                                                   ------------     ------------
NET EARNINGS (LOSS)                                    (11,350)              --
                                                   ============     ============

NET EARNINGS (LOSS) PER SHARE                      $     (0.01)     $        --
                                                   ============     ============

WEIGHTED AVERAGE SHARES
      OUTSTANDING                                    1,395,604        1,000,000
                                                   ============     ============


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003,
AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO JUNE 30, 2004
(UNAUDITED)

                                                                            FROM
                                                                          INCEPTION
                                                                     (OCTOBER 21, 1999)
                                             SIX MONTHS ENDED JUNE 30,   TO JUNE 30,
                                                 2004          2003         2004
                                             ------------   ----------  ------------

SALES AND REVENUES                           $        --    $      --   $        --
COST OF SALES                                         --           --            --
                                             ------------   ----------  ------------
GROSS PROFIT                                          --           --            --

OTHER (INCOME) EXPENSE
  General and administrative expense              13,350           --        13,850
  Unrealized gain on marketable securities        (2,000)          --        (2,000)
                                             ------------   ----------  ------------
                                                  11,350           --        11,850
                                             ------------   ----------  ------------
EARNINGS (LOSS) BEFORE INCOME TAXES              (11,350)          --       (11,850)
INCOME TAXES                                          --           --            --
                                             ------------   ----------  ------------
NET EARNINGS (LOSS)                              (11,350)          --       (11,850)
                                             ============   ==========  ============

NET EARNINGS (LOSS) PER SHARE                $     (0.01)   $      --   $     (0.01)
                                             ============   ==========  ============

WEIGHTED AVERAGE SHARES
      OUTSTANDING                              1,197,802    1,000,000     1,021,004
                                             ============   ==========  ============


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003,
AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO JUNE 30, 2004
(UNAUDITED)
                                                                         FROM
                                                                      INCEPTION
                                                                      (OCTOBER
                                                    SIX MONTHS        21, 1999)
                                                  ENDED JUNE 30,     TO JUNE 30,
                                                 2004        2003       2004
                                               ---------   ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                            $(11,350)   $     --   $(11,850)
Adjustments to reconcile net earnings (loss)
 to net cash used in operating activities:
  Unrealized gain on marketable securities       (2,000)         --     (2,000)
  Increase in accounts payable                   13,350          --     13,350
                                               ---------   ---------  ---------
Net cash used in operating activities                --          --       (500)
                                               ---------   ---------  ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES          --          --         --
                                               ---------   ---------  ---------
Net cash provided by investing activities            --          --         --
                                               ---------   ---------  ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from sale of common stock                  --          --      1,000
                                               ---------   ---------  ---------
Net cash provided by financing activities            --          --      1,000
                                               ---------   ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS            --          --        500
CASH AND CASH EQUIVALENTS, beginning of period      500         500         --
                                               ---------   ---------  ---------
CASH AND CASH EQUIVALENTS, end of period       $    500    $    500   $    500
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

         (5) MARKETABLE SECURITIES - Marketable investment securities are classified into the following categories:

              o Trading securities reported at fair value with unrealized gains and losses included in earnings;

              o Available-for-sale securities reported at fair value with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income; and

              o    Held-to-maturity securities reported at amortized cost.

              Fair value is determined from quoted market prices.


         (6) INCOME TAXES - Deferred income taxes are recognized for income and expense items that are reported for financial purposes in different years than for income tax purposes.



         (7) NET EARNINGS PER SHARE - Net earnings per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings per share is presented if the assumed conversion of common stock equivalents results in material dilution.


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

C.       MARKETABLE SECURITIES

The following summarizes the Company's investment in securities at June 30, 2004:

         Trading securities:

         Cost                                                        $  125,000

         Unrealized gain                                                  2,000
                                                                     -----------
           Fair value                                                $  127,000
                                                                     ===========


The Company included in operations $2,000 in unrealized gains during the three and six month periods ended June 30, 2004.


D.       STOCKHOLDER'S EQUITY

The Company has 100,000,000 shares of its $0.0001 par value common stock authorized and 5,000,000 shares issued. There are no warrants or options outstanding.

The Company issued 4,000,000 shares of its common stock in a non-cash exchange for marketable securities valued at $125,000 on June 21, 2004. The unregistered common shares will be restricted pursuant to Rule 144.

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


         The current shareholders of the Company have agreed to not sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

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

ITEM 3.       CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures
         ----------------------------------------------------

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

         (b) Changes in Internal Controls
         --------------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 21, 2004, the Company issued 4,000,000 of its common shares in exchange for marketable securities valued at $125,000. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.



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



                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TULVINE SYSTEMS, INC.



         Date:  August 19, 2004               By:  /s/ Ross E. Silvey
                                                   -----------------------------
                                                   Ross E. Silvey, President and
                                                   Principal Accounting Officer