Form 10QSB
period 2004-09-30
TULVINE SYSTEMS INC
filed 2004-11-16
CIK 1106838

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For Quarter Ended:              SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of October 20, 2004 was 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X].

                              TULVINE SYSTEMS, INC.

                                      INDEX

                                                                           Page
                                                                            No.
                                                                            ---

Part I    Financial Information (unaudited)

  Item 1. Financial Statements

          Balance Sheet - September 30, 2004                                 3

          Statements of Operations -                                         4
          Three Months Ended September 30, 2004 and 2003

          Statements of Operations -                                         5
          Nine Months Ended September 30, 2004 and 2003, and the period from inception (October 21, 1999) to September 30, 2004

          Statements of Cash Flows -                                         6
          Nine Months Ended September 30, 2004 and 2003, and the period from inception (October 21, 1999) to September 30, 2004

          Notes to Financial Statements                                     7-9

  Item 2. Managements Discussion and Analysis or Plan of Operation         10-11

  Item 3. Controls and Procedures                                           12

Part II   Other Information                                                13-15

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $     500
  Marketable securities                                                 125,000
                                                                      ----------
     Total assets                                                     $ 125,500
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $  13,939
                                                                      ----------
Total liabilities                                                        13,939
                                                                      ----------

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;           500
   issued and outstanding 5,000,000 shares
  Additional paid in capital                                            128,000
  Accumulated deficit                                                   (16,939)
                                                                      ----------
   Total stockholders' equity                                           111,561
                                                                      ----------
     Total liabilities and stockholders' equity                       $ 125,500
                                                                      ==========

See accompanying notes to financial statements

TULVINE SYSTEMS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)


                                                         2004           2003
                                                     ------------   ------------
SALES AND REVENUES                                   $        --    $        --
COST OF SALES                                                 --             --
                                                     ------------   ------------
GROSS PROFIT                                                  --             --

OTHER (INCOME) EXPENSE
  General and administrative expense                       2,750             --
  Interest expense                                           339             --
  Unrealized (gain) loss on marketable securities          2,000             --
                                                     ------------   ------------
                                                           5,089             --
                                                     ------------   ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                       (5,089)            --
INCOME TAXES                                                  --             --
                                                     ------------   ------------
NET EARNINGS (LOSS)                                       (5,089)            --
                                                     ============   ============

NET EARNINGS (LOSS) PER SHARE                        $     (0.00)   $        --
                                                     ============   ============

WEIGHTED AVERAGE SHARES
      OUTSTANDING                                      5,000,000      1,000,000
                                                     ============   ============

See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003,
 AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO SEPTEMBER 30, 2004
(UNAUDITED)


                                                                             FROM
                                                                           INCEPTION
                                                                      (OCTOBER 21, 1999)
                                                                       TO SEPTEMBER 30,
                                             2004          2003              2004
                                           ----------    ----------    ----------------
SALES AND REVENUES                         $      --     $      --     $            --
COST OF SALES                                     --            --                  --
                                           ----------    ----------    ----------------
GROSS PROFIT                                      --            --                  --

OTHER (INCOME) EXPENSE
  General and administrative expense          15,940            --              16,440
  Interest expense                               499            --                 499
  Unrealized (gain) loss on marketable
      securities                                  --            --                  --
                                           ----------    ----------    ----------------
                                              16,439            --              16,939
                                           ----------    ----------    ----------------
EARNINGS (LOSS) BEFORE INCOME TAXES          (16,439)           --             (16,939)
INCOME TAXES                                      --            --                  --
                                           ----------    ----------    ----------------
NET EARNINGS (LOSS)                          (16,439)           --             (16,939)
                                           ==========    ==========    ================

NET EARNINGS (LOSS) PER SHARE              $   (0.01)    $      --     $         (0.01)
                                           ==========    ==========    ================

WEIGHTED AVERAGE SHARES
      OUTSTANDING                          2,474,453     1,000,000           1,223,699
                                           ==========    ==========    ================


See accompanying notes to financial statements.


TULVINE SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003,
AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO SEPTEMBER 30, 2004
(UNAUDITED)
                                                                                               FROM
                                                                                             INCEPTION
                                                                                         (OCTOBER 21, 1999)
                                                                                          TO SEPTEMBER 30,
                                                             2004             2003             2004
                                                        -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                     $    (16,439)     $         --     $   (16,939)
Adjustments to reconcile net earnings (loss) to net
 cash used in operating activities:
  Unrealized (gain) loss on marketable securities                 --                --               --
  Increase in accounts payable                                13,939                --           13,939
                                                        -------------     -------------    -------------
Net cash used in operating activities                         (2,500)               --           (3,000)
                                                        -------------     -------------    -------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
                                                        -------------     -------------    -------------
                                                                  --                --               --
                                                        -------------     -------------    -------------
Net cash provided by investing activities                         --                --               --
                                                        -------------     -------------    -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from sale of common stock                               --                --            1,000
 Contribution by stockholder                                   2,500                --            2,500
                                                        -------------     -------------    -------------
Net cash provided by financing activities                      2,500                --            3,500
                                                        -------------     -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         --                --              500
CASH AND CASH EQUIVALENTS, beginning of period                   500               500               --
                                                        -------------     -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                $        500      $        500     $        500
                                                        =============     =============    =============

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

C.       MARKETABLE SECURITIES

The following summarizes the Company's investment in securities at September 30, 2004:

         Trading securities:

         Cost                                                 $     125,000

         Unrealized loss                                                  -
                                                              --------------

           Fair value                                         $     125,000
                                                              ==============

The Company included in operations $2,000 in unrealized losses during the three month period ended September 30, 2004 and no loss during the nine month period ended September 30, 2004.

D.       STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of its $0.0001 par value common stock authorized and 5,000,000 shares issued. There are no warrants or options outstanding.

The Company issued 4,000,000 shares of its common stock in a non-cash exchange for marketable securities valued at $125,000 on June 21, 2004. The unregistered common shares will be restricted pursuant to Rule 144.

In August 2004, a stockholder contributed $2,500 which was used to pay accounts payable.

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

ITEM 3. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures
         ----------------------------------------------------

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

         (b)  Changes in Internal Controls
         ---------------------------------

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

                                             TULVINE SYSTEMS, INC.


         Date: November 16, 2004             By: /s/ Ross E. Silvey
                                                 -----------------------------
                                                 Ross E. Silvey, President and
                                                 Principal Accounting Officer