Form 10KSB
period 2004-12-31
TULVINE SYSTEMS INC
filed 2005-03-31
CIK 1106838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                         Commission File Number 0-29507

                              TULVINE SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in the charter)

           DELAWARE                                             52-2102141
           --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2004 were $0.

As of March 15, 2005 there were 4,000,000 shares of common stock outstanding, par value $.0001 per share. The aggregate market value of the common stock of the registrant, held by non-affiliates of the registrant, on March 15, 2005, was $0.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit index.

Transitional Small Business Disclosure Format:       Yes [ ]  No [X]

                              TULVINE SYSTEMS, INC.
                                TABLE OF CONTENTS
                                   FORM 10-KSB


                                     Part I

Item 1.    Description of Business                                            3
Item 2.    Description of Property                                            7
Item 3.    Legal Proceedings                                                  7
Item 4.    Submission of Matters to a Vote of Security Holders                7

                              Part II

Item 5.    Market for Common Equity and Related Stockholder Matters           7
Item 6.    Management's Discussion and Analysis or Plan of Operation          8
Item 7.    Financial Statements                                              10
Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             20
Item 8A.   Controls and Procedures                                           20
Item 8B.   Other Information                                                 21


                                    Part III

Item 9.    Directors and Executive Officers of the Registrant                22
Item 10.   Executive Compensation                                            23
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      24
Item 12.   Certain Relationships and Related Transactions                    24
Item 13.   Exhibits                                                          25
Item 14.   Principal Accountant Fees and Services                            25


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


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Tulvine Systems, Inc. (the "Company"), was incorporated on October 21, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the development stage since inception and has no operations to date other than issuing shares to its original shareholder (which were cancelled on December 31, 2004) and the Company issued 4,000,000 shares of its common stock in a non-cash exchange for marketable securities valued at $125,000 on June 21, 2004. The unregistered common shares will be restricted pursuant to Rule 144. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

At December 31, 2004, the Company had no employees receiving compensation.


ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently uses offices at 7633 East 63rd Place, Suite 220, Tulsa, Oklahoma 74133, at no cost to the Company. This arrangement will continue until the Company completes an acquisition or merger.


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


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for the common stock of the Company. The Company does not intend to trade its common stock in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD Over-The-Counter Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's common stock until such time as the Company has successfully implemented its business plan described herein. The shareholder has deposited its stock certificate with the Company's counsel, who will not release the certificate except in connection with or following the completion of a merger or acquisition.

There is currently one shareholder of the outstanding common stock of the Company. The Company has not designated nor issued any preferred stock.

During the year ended December 31, 2004, the Company sold securities, in exchange for marketable equity securities valued at $125,000, that were not registered as follows:

                                                  Number of
       Date                  Name                  Shares          Consideration
       ----                  ----                  ------          -------------
June 21, 2004           Interim Capital           4,000,000          $125,000
                         Corporation

The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - None.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company that desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the development stage since inception and has no operations to date. Other than issuing shares to its original shareholder (which were cancelled on December 31, 2004) and the issuance of shares in exchange for marketable securities, the Company has not commenced any operational activities.

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

The Company's shareholder has agreed that it will advance to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. There is no minimum or maximum amount such shareholder will advance to the Company. The Company will not borrow any funds for the purpose of repaying advances made by such shareholder, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, shareholder or their affiliates or associates serve as officer or director or hold any ownership interest.

CRITICAL ACCOUNTING POLICIES - The Company is currently in the development stage and management believes, since it has only nominal assets and nominal known liabilities, there are currently no critical accounting policies which affect its more significant judgments and estimates used in the preparation of its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS - The Company does not have any material off-balance sheet arrangements.


ITEM 7.           FINANCIAL STATEMENTS


                                      INDEX

                                                                          Page #
                                                                          ------

Report of Independent Registered Public Accounting Firm
     Creason & Associates, P.L.L.C.                                          11

Independent Auditor's Report
     Guest & Company, P.C.                                                   12

Balance Sheet as of December 31, 2004                                        13

Statements of Operations for the years ended December 31, 2004 and
     2003, and Development Stage from inception (October 21, 1999)
     to December 31, 2004                                                    14

Statements of Changes in Stockholder's Equity for the period from
     inception (October 21, 1999) to December 31, 2004                       15

Statements of Cash Flows for the years ended December 31, 2004 and
     2003, and Development Stage from inception (October 21, 1999)
     to December 31, 2004                                                    16

Notes to Financial Statements                                              17-19

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. BRADEN AVE., SUITE 100
                              TULSA, OKLAHOMA 74136

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Tulvine Systems, Inc.:

We have audited the accompanying balance sheet of Tulvine Systems, Inc. (a development stage company) (the "Company") as of December 31, 2004, and the related statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 2004, and the period from inception (October 21, 1999) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tulvine Systems, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, and the period from inception (October 21, 1999) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                              /s/ Creason & Associates, P.L.L.C.
                                              ----------------------------------

Tulsa, Oklahoma
March 28, 2005

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

                                                       /s/ Guest & Company, P.C.
                                                       -------------------------

April 13, 2004
Tulsa, Oklahoma

TULVINE SYSTEMS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2004


                                    ASSETS
Current assets:
  Cash and cash equivalents                                           $     500
  Marketable investment securities                                      128,500
                                                                      ----------
    Total assets                                                      $ 129,000
                                                                      ==========


                    LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
   Accounts payable                                                   $  15,698
                                                                      ----------
    Total liabilities                                                    15,698
                                                                      ----------

 Commitments and contingencies

 Stockholder's equity:
  Common stock: $.0001 par value; authorized 100,000,000
    shares; issued and outstanding 4,000,000 shares                         400
  Additional paid-in capital                                            128,720
  Accumulated deficit                                                   (15,818)
                                                                      ----------
    Total stockholder's equity                                          113,302
                                                                      ----------
      Total liabilities and stockholder's equity                      $ 129,000
                                                                      ==========


See accompanying notes to financial statements.

TULVINE SYSTEMS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003, AND DEVELOPMENT
 STAGE FROM INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2004


                                                                                   FROM
                                                                                 INCEPTION
                                                                                (OCTOBER 21,
                                                                                  1999) TO
                                                   Years Ended December 31,     December 31,
                                                     2004            2003           2004
                                                 ------------     ----------    ------------
Revenue                                          $        --      $      --     $        --
                                                 ------------     ----------    ------------
Selling, general and administrative expenses          17,920             --          18,420
 Interest expense                                        898             --             898
 Unrealized gain on marketable securities             (3,500)            --          (3,500)

                                                 ------------     ----------    ------------
Net earnings (loss)                              $   (15,318)     $      --     $   (15,818)
                                                 ============     ==========    ============

Earnings (loss) per common share, basic
     and diluted                                 $     (0.00)     $      --     $     (0.01)
                                                 ============     ==========    ============

Weighted average shares outstanding, basic
     and diluted                                   3,109,290      1,000,000       1,406,744
                                                 ============     ==========    ============


 See accompanying notes to financial statements.


                                             14

TULVINE SYSTEMS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2004


                                                                           ADDITIONAL
                                                   COMMON STOCK              PAID-IN      ACCUMULATED
                                              SHARES         AMOUNT          CAPITAL        DEFICIT          TOTAL
                                           -----------     -----------     -----------    -----------     -----------
Balance October 21, 1999                           --      $       --      $       --     $       --      $       --
  Common stock issued for cash              1,000,000             100             900             --           1,000
  Net earnings (loss)                              --              --              --           (500)           (500)
                                           -----------     -----------     -----------    -----------     -----------
Balance December 31, 1999                   1,000,000             100             900           (500)            500
  Net earnings (loss)                              --              --              --             --              --
                                           -----------     -----------     -----------    -----------     -----------
Balance December 31, 2000                   1,000,000             100             900           (500)            500
  Net earnings (loss)                              --              --              --             --              --
                                           -----------     -----------     -----------    -----------     -----------
Balance December 31, 2001                   1,000,000             100             900           (500)            500
  Net earnings (loss)                              --              --              --             --              --
                                           -----------     -----------     -----------    -----------     -----------
Balance December 31, 2002                   1,000,000             100             900           (500)            500
  Net earnings (loss)                              --              --              --             --              --
                                           -----------     -----------     -----------    -----------     -----------
Balance December 31, 2003                   1,000,000             100             900           (500)            500
                                           -----------     -----------     -----------    -----------     -----------
  Common stock issued for marketable
    investment securities                   4,000,000             400         124,600             --         125,000
  Accounts payable paid by stockholder             --              --           3,120             --           3,120
  Common stock cancelled                   (1,000,000)           (100)            100             --              --
  Net earnings (loss)                              --              --              --        (15,318)        (15,318)
                                           -----------     -----------     -----------    -----------     -----------
Balance December 31, 2004                   4,000,000      $      400      $  128,720     $  (15,818)     $  113,302
                                           ===========     ===========     ===========    ===========     ===========


See accompanying notes to financial statements.


                                                             15

TULVINE SYSTEMS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003, AND DEVELOPMENT
  STAGE FROM INCEPTION (OCTOBER 21, 1999) TO DECEMBER 31, 2004

                                                                                               FROM
                                                                                             INCEPTION
                                                                                            (OCTOBER 21,
                                                                                              1999) TO
                                                             YEARS ENDED DECEMBER 31,       DECEMBER 31,
                                                              2004             2003             2004
                                                         -------------     -------------    -------------
Cash flows from operating activities:
  Net earnings (loss)                                    $    (15,318)     $         --     $    (15,818)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
  Unrealized gain on marketable securities                     (3,500)               --           (3,500)
  Increase in accounts payable                                 15,698                --           15,698
                                                         -------------     -------------    -------------
      Net cash flows used in operating activities              (3,120)               --           (3,620)
                                                         -------------     -------------    -------------
Cash flows from investing activities:
                                                         -------------     -------------    -------------
    Net cash provided by investing activities                      --                --               --
                                                         -------------     -------------    -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                               --                --            1,000
  Contribution by stockholder                                   3,120                --            3,120
                                                         -------------     -------------    -------------
      Net cash provided by financing activities                 3,120                --            4,120
                                                         -------------     -------------    -------------

      Net increase in cash and cash equivalents                    --                --              500
      Cash and cash equivalents, beginning of period              500               500               --
                                                         -------------     -------------    -------------
      Cash and cash equivalents, end of period           $        500      $        500     $        500
                                                         =============     =============    =============

Supplemental cash flow information:
  Interest paid                                          $         --      $         --     $         --
  Income taxes paid                                      $         --      $         --     $         --

Non cash investing and financing activities are
    as follows:
  Common stock issued in exchange for marketable
    investment securities                                $    125,000      $         --     $    125,000

See accompanying notes to financial statements.


                                                   16

TULVINE SYSTEMS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

A.       ORGANIZATION AND BUSINESS OPERATIONS

Tulvine Systems, Inc. (a development stage company) ("the Company") was incorporated in Delaware on October 21, 1999, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or a foreign private business. At December 31, 2004, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31st. The Company is a wholly owned subsidiary of Interim Capital Corporation.

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

D.       MARKETABLE INVESTMENT SECURITIES

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

Fair value is determined from quoted market price.

E.       INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Management of the Company elected to provide a reserve against the potential future income tax benefits from its current net operating loss, due to the uncertainty of its realization.

F.       NET EARNINGS (LOSS) PER SHARE

The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive for fiscal 2004 and 2003. Accordingly, basic and diluted EPS are the same for each period.

NOTE 2 - MARKETABLE INVESTMENT SECURITIES
         --------------------------------

The following summarizes the Company's investment in securities at December 31, 2004:

Trading Securities:
Cost                                                               $   125,000
Unrealized Gain                                                          3,500
                                                                   ------------
Fair Value                                                         $   128,500
                                                                   ============

The Company included in operations $3,500 in unrealized gains during the year ended December 31, 2004.

The Company acquired 35,000 shares of Saguaro Holdings Corp. restricted common stock and 200,000 shares of American Resource Management, Inc. common stock on June 21, 2004, in a non-cash exchange for 4,000,000 shares of its common stock.

NOTE 3 - STOCKHOLDER'S EQUITY
         --------------------

The Company is authorized to issue 100,000,000 shares of common stock having a par value of $.0001 per share. The Company issued 4,000,000 shares of its common stock in a non-cash exchange for marketable investment securities valued at $125,000 on June 21, 2004. The unregistered common shares are restricted pursuant to Rule 144.

During 2004, a stockholder contributed $3,120 which was used to pay accounts payable.

On December 31, 2004, the 1,000,000 shares that were originally issued in 1999 to the original stockholder were cancelled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 22, 2005, the Company dismissed its former principal accountant, Guest & Company, P.C., Certified Public Accountants, of Tulsa, Oklahoma and engaged Creason & Associates, P.L.L.C., Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was approved by the Board of Directors of the Company and was precipitated by the purchase of Mr. Guest's practice by Mr. Creason.

During the fiscal year ended December 31, 2003 and the subsequent interim periods, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Guest & Company, P.C. has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

The accountant's report of Guest & Company, P.C., Certified Public Accountants, as of and for the year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion.

ITEM 8A.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered "filed" under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act. If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item
2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

                                    PART III


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS - The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the date such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which they were elected to their current position.

                                    Position or Office                Date First
Name                     Age        With the Company                  Elected
----                     ---        ----------------                  -------

Ross E. Silvey           77         Director and                      Dec 2003
                                    President/CEO/Secretary


ROSS E. SILVEY - Mr. Silvey became the sole Director of Tulvine on December 18, 2003, and was appointed President, CEO and Secretary of the Company on that date. Mr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for the past 30 years. Mr. Silvey has an MBA from the Harvard Business School and has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University.

CONFLICTS OF INTEREST - Insofar as the officer and director, Mr. Silvey, is engaged in other business and personal activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations. Mr. Silvey will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Silvey.

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

The terms of any business combination may include such terms as Mr. Silvey remaining a director or officer of the Company and/or providing other service to the Company. Mr. Silvey would directly benefit from such employment or payment. Such benefits may influence Mr. Silvey's choice of a target company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of the Company's common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company's knowledge, based solely on a review of reports furnished to it, Ross Silvey did not timely file his required Form 5 for Fiscal 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2005, each person known by the Company to own beneficially more than 5% of any class of the Company's common stock and the director and officer of the Company. The holder hereof has sole voting and investment power with respect to the shares shown.

                     Name and Address                   Amount and Nature
  Title                of Beneficial                      of Beneficial              % of
of Class                   Owner                              Owner                   Class
--------                   -----                              -----                   -----
Common            Interim Capital Corporation               4,000,000                100.00%
                  7633 E 63rd Pl, Ste 210
                  Tulsa, OK  74133

Common            Ross Silvey                                       0                  0.00%
                  6707 S. Richmond
                  Tulsa, OK  74136

Common            All directors and executive officers              0                  0.00%
                  as a group (one person)


EQUITY COMPENSATION PLAN INFORMATION - None.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 21, 1999, the Company issued a total of 1,000,000 shares of common stock to Diane Golightly, the Company's sole officer and director until December 18, 2003, for a total of $1,000 in cash. These shares were cancelled on December 31, 2004.

The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. The shareholder has placed the stock certificate with the Company's counsel, who will not release the certificate until such time as a merger or acquisition has been successfully consummated.

ITEM 13.       EXHIBITS

Exhibits - See Exhibit Index at page 27.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - As of March 15, 2005, the Company's current accountant had not yet billed for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004. The Company's prior accountant billed $14,320 for the audit of fiscal years ended December 31, 1999 through 2003 and reviews of Forms 10-QSB for fiscal 2004.

AUDIT RELATED FEES - None.

TAX FEES - None.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2004.

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


                                     TULVINE SYSTEMS, INC.


Date - March 29, 2005                By: /s/ Ross Silvey
                                         ---------------------------------------
                                         Ross Silvey
                                         Chief Executive Officer
                                         (Equivalent of Chief Financial Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date - March 29, 2005                By: /s/ Ross Silvey
                                         ---------------------
                                         Ross Silvey, Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM TULVINE SYSTEMS, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

                   (THE FOREGOING IS NOT APPLICABLE TO THE ORIGINAL(S) HEREOF.)

                                           EXHIBIT INDEX
Securities and
Exchange
Commission                                                                                   Page
Exhibit No.       Type of Exhibit                                                           Number
-----------       ---------------                                                           ------
2                 Plan of acquisition, reorganization, arrangement,                           N/A
                  liquidation, or succession
3(i)              Articles of incorporation                                                   N/A
3(ii)             By-laws                                                                     N/A
4                 Instruments defining the rights of holders, incl. Indentures                N/A
9                 Voting trust agreement                                                      N/A
10                Material contracts                                                          N/A
11                Statement re: computation of per share earnings                           Item 7
16                Letter on change in certifying accountant                                   N/A
18                Letter on change in accounting principles                                   N/A
21                Subsidiaries of the Registrant                                              N/A
22                Published report regarding matters submitted to vote                        N/A
23                Consent of experts and counsel                                              N/A
24                Power of Attorney                                                           N/A
31                Certification pursuant to 18 U.S.C. Section 1350                            28
                  Section 302 of the Sarbanes-Oxley Act of 2002
32                Certification pursuant to 18 U.S.C. Section 1350                            29
                  Section 906 of the Sarbanes-Oxley Act of 2002


                                       27