Form 10QSB
period 2005-03-31
Chanticleer Holdings, Inc.
filed 2005-05-10
CIK 1106838

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2005


                         Commission File Number: 0-29507



                           CHANTICLEER HOLDINGS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                              TULVINE SYSTEMS, INC.
                              ---------------------
       (Former name of small business issuer as specified in its charter)



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


The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2005 was 4,000,000 shares.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X].

                                   CHANTICLEER HOLDINGS, INC.

                                            INDEX

                                                                                           Page
                                                                                            No.
                                                                                            ---

Part I        Financial Information (unaudited)

    Item 1.   Financial Statements

              Balance Sheet - March 31, 2005                                                 3

              Statements of Operations -                                                     4
              Three Months Ended March 31, 2005 and 2004 and the
              period from inception (October 21, 1999) to
              March 31, 2005

              Statements of Cash Flows -                                                     5
              Three Months Ended March 31, 2005 and 2004, and the
              period from inception (October 21, 1999) to
              March 31, 2005

              Notes to Financial Statements                                                6-8


    Item 2.   Managements Discussion and Analysis or Plan of Operation                    9-10

    Item 3.   Controls and Procedures                                                       11

Part II       Other Information                                                          12-14


                                              2

CHANTICLEER HOLDINGS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $      20
  Marketable securities                                                  74,000
                                                                      ---------
     Total assets                                                     $  74,020
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $  19,308
                                                                      ---------
Total liabilities                                                        19,308
                                                                      ---------

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value.  Authorized 100,000,000 shares;
   issued and outstanding 4,000,000 shares                                  400
  Additional paid in capital                                            128,720
  Accumulated deficit                                                   (74,408)
                                                                      ---------
   Total stockholders' equity                                            54,712
                                                                      ---------
     Total liabilities and stockholders' equity                       $  74,020
                                                                      =========


See accompanying notes to financial statements.


                                       3

CHANTICLEER HOLDINGS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004,
 AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO MARCH 31, 2005
(UNAUDITED)


                                                                                          FROM
                                                                                        INCEPTION
                                                                                   (OCTOBER 21, 1999)
                                                                                      TO MARCH 31,
                                                2005                 2004                 2005
                                          ---------------      ---------------     -------------------
SALES AND REVENUES                        $            --      $            --     $                --
COST OF SALES                                          --                   --                      --
                                          ---------------      ---------------     -------------------
GROSS PROFIT                                           --                   --                      --

OTHER EXPENSE
  General and administrative expense                3,660                   --                  22,080
  Interest expense                                    430                   --                   1,328
  Unrealized loss on marketable
      securities                                   54,500                   --                  51,000
                                          ---------------      ---------------     -------------------
                                                   58,590                   --                  74,408
                                          ---------------      ---------------     -------------------
LOSS BEFORE INCOME TAXES                          (58,590)                  --                 (74,408)
INCOME TAXES                                           --                   --                      --
                                          ---------------      ---------------     -------------------
NET LOSS                                          (58,590)                  --                 (74,408)
                                          ===============      ===============     ===================

NET LOSS PER SHARE, BASIC AND DILUTED     $         (0.01)     $            --     $             (0.05)
                                          ===============      ===============     ===================

WEIGHTED AVERAGE SHARES
      OUTSTANDING                               4,000,000            1,000,000               1,524,145
                                          ===============      ===============     ===================


See accompanying notes to financial statements.


                                                  4

CHANTICLEER HOLDINGS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004,
AND THE PERIOD FROM INCEPTION (OCTOBER 21, 1999) TO MARCH 31, 2005
(UNAUDITED)


                                                                                                     FROM
                                                                                                   INCEPTION
                                                                                               (OCTOBER 21, 1999)
                                                                                                   TO MARCH 31,
                                                         2005                    2004                 2005
                                                   -----------------      -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $         (58,590)     $              --     $         (74,408)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Unrealized loss on marketable securities                    54,500                     --                51,000
  Increase in accounts payable                                 3,610                     --                19,308
                                                   -----------------      -----------------     -----------------
Net cash used in operating activities                           (480)                    --                (4,100)
                                                   -----------------      -----------------     -----------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
                                                                  --                     --                    --
                                                   -----------------      -----------------     -----------------
Net cash provided by investing activities                         --                     --                    --
                                                   -----------------      -----------------     -----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from sale of common stock                               --                     --                 1,000
 Contribution by stockholder                                      --                     --                 3,120
                                                   -----------------      -----------------     -----------------
Net cash provided by financing activities                         --                     --                 4,120
                                                   -----------------      -----------------     -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       (480)                    --                    20
CASH AND CASH EQUIVALENTS, beginning of period                   500                    500                    --
                                                   -----------------      -----------------     -----------------
CASH AND CASH EQUIVALENTS, end of period           $              20      $             500     $              20
                                                   =================      =================     =================


See accompanying notes to financial statements.


                                                          5

CHANTICLEER HOLDINGS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF INTERIM CAPITAL CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (1) ORGANIZATION AND BUSINESS OPERATIONS - Chanticleer Holdings, Inc. (a development stage company) (the "Company" and formerly Tulvine Systems, Inc.) was organized October 21, 1999, under the laws of the State of Delaware. The Company has no operations and in accordance with SFAS No. 7 is considered a development stage company. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company is a wholly-owned subsidiary of Interim Capital Corporation. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

         (4) MARKETABLE INVESTMENT SECURITIES - Marketable investment securities are classified into the following categories:

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

         (5) GENERAL - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2004, which is included in the Company's Form 10-KSB.

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

C.       MARKETABLE SECURITIES

The following summarizes the Company's investment in securities at March 31, 2005:

         Trading securities:

         Cost                                                   $      125,000

         Unrealized loss                                               (51,000)
                                                                --------------

           Fair value                                           $       74,000
                                                                ==============

The Company included in operations $54,500 in unrealized losses during the three month period ended March 31, 2005.

D.       STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of its $0.0001 par value common stock authorized and 4,000,000 shares issued. There are no warrants or options outstanding.

The Company issued 4,000,000 shares of its common stock in a non-cash exchange for marketable securities valued at $125,000 on June 21, 2004. The unregistered common shares are restricted pursuant to Rule 144.

On December 31, 2004, the 1,000,000 shares that were issued in 1999 to the original stockholder were cancelled.

On May 2, 2005, the Company increased its authorized common stock to 200,000,000 shares.

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

ITEM 3.           CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures
         ----------------------------------------------------

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

                                                CHANTICLEER HOLDINGS, INC.



         Date:    May 10, 2005                  By: /s/ Ross E. Silvey
                                                    ----------------------------
                                                    Ross E. Silvey,
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer