Form 10-Q
period 2005-06-30
Chanticleer Holdings, Inc.
filed 2005-08-15
CIK 1106838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                    For Quarter Ended:          JUNE 30, 2005


                  Commission File Number:           0-29507



                           CHANTICLEER HOLDINGS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)



                  DELAWARE                               20-2932652
                  --------                               ----------
          (State or Jurisdiction of                 (IRS Employer ID No)
       Incorporation or Organization)



               6836 MORRISON BLVD., SUITE 200, CHARLOTTE, NC 28211
               ---------------------------------------------------
               (Address of principal executive office) (zip code)

                                 (704) 366-5054
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of July 25, 2005 was 5,000,000 shares.

                           CHANTICLEER HOLDINGS, INC.

                                      INDEX

                                                                            Page
                                                                            No.
                                                                            ---

Part I            Financial Information (unaudited)

      Item 1.     Financial Statements

                  Statement of Net Assets as of June 30, 2005 and
                  December 31, 2004                                          3
                  Statements of Operations - For the Three Months
                  Ended June 30, 2005 and 2004                               4
                  Statements of Operations - For the Six Months
                  Ended June 30,  2005 and 2004, and from inception
                  (October 21, 1999) to June  30, 2005                       5
                  Statements of Cash Flows - For the Six Months
                  Ended June 30, 2005 and 2004, and from inception
                  (October 21, 1999) to June 30, 2005                        6
                  Statements of Changes in Net Assets - For the Six
                  Months Ended June 30, 2005 and 2004, and from
                  inception (October 21, 1999) to June 30, 2005              7
                  Financial Highlights For the Six Months Ended
                  June 30, 2005  and 2004, and from inception
                  (October 21, 1999) to June 30, 2005                        8
                  Schedule of Investments as of June 30, 2005 and
                  December 31, 2004                                          9
                  Notes to Financial Statements                            10-14
      Item 2.     Managements Discussion and Analysis of Financial
                  Condition and Results of Operations                      15-17
      Item 3.     Quantitative and Qualitative Disclosure about
                  Market Risk                                               18
      Item 4.     Controls and Procedures                                   19

Part II           Other Information                                        20-23

      Item 1.     Legal Proceedings
      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3.     Defaults Upon Senior Securities
      Item 4.     Submission of Matters to a Vote of Security Holders
      Item 5.     Other Information
      Item 6.     Exhibits
      Signatures
      Exhibits


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           Chanticleer Holdings, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF NET ASSETS

                                                                     JUNE 30,   DECEMBER 31,
                                                                      2005          2004
                                                                    ---------    ---------
                                                                   (Unaudited)
ASSETS
Investments in non-controlled affiliates
  (cost $20,000 and $125,000 at June 30,
  2005 and December 31, 2004, respectively                          $   5,000    $ 128,500
Cash and cash equivalents                                              46,257          500
Prepaid expenses                                                       10,000           --
                                                                    ---------    ---------
  TOTAL ASSETS                                                         61,257      129,000
                                                                    ---------    ---------

LIABILITIES
  Accounts payable                                                      3,505       15,698
  Advances from shareholders                                           55,000           --
                                                                    ---------    ---------
  TOTAL LIABILITIES                                                    58,505       15,698
                                                                    ---------    ---------
NET ASSETS                                                          $   2,752    $ 113,302
                                                                    =========    =========

Commitments and contingencies Composition of net assets:
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
   issued and outstanding 5,000,000 shares at June 30, 2005 and
   4,000,000 shares at December 31, 2004                            $     500    $     400
  Additional paid in capital                                          120,637      128,720
  Accumulated deficit:
    Accumulated net operating loss                                    (54,385)     (19,318)
    Net realized loss on investments                                  (49,000)          --
    Net unrealized appreciation (depreciation) of investments         (15,000)       3,500
                                                                    ---------    ---------
Net assets                                                          $   2,752    $ 113,302
                                                                    =========    =========
Net asset value per share                                           $    0.00    $    0.03
                                                                    =========    =========

See accompanying notes to financial statements.



                           CHANTICLEER HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                             --------
                                                                        2005           2004
                                                                    -----------    -----------
INCOME FROM OPERATIONS:
  Investment income                                                 $         2    $        --
                                                                    -----------    -----------
                                                                              2             --
EXPENSES:
  Salaries and wages                                                      8,224             --
  Professional fees                                                      21,550         10,550
  Interest expense                                                          380            160
  Selling, general and administrative expense                               826          2,640
                                                                    -----------    -----------
                                                                         30,980         13,350
                                                                    -----------    -----------
LOSS BEFORE INCOME TAXES                                                (30,978)       (13,350)
INCOME TAXES                                                                 --             --
                                                                    -----------    -----------
NET LOSS FROM OPERATIONS                                                (30,978)       (13,350)
                                                                    -----------    -----------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized loss on investments, net of income tax benefit of $0       (49,000)            --
Change in unrealized appreciation (depreciation) of
  non-controlled affiliate investments, net of deferred tax
  expense of $0 in 2005 and 2004, respectively                           36,000          2,000
                                                                    -----------    -----------
Net decrease in net assets from operations                          $   (43,978)   $   (11,350)
                                                                    ===========    ===========

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                                 $     (0.01)   $     (0.01)
                                                                    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                   4,890,110      1,395,604
                                                                    ===========    ===========

See accompanying notes to financial statements.



                                   CHANTICLEER HOLDINGS, INC.
                                  (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)

                                                                                            FROM
                                                                SIX MONTHS ENDED         INCEPTION
                                                                    JUNE 30,         (OCTOBER 21, 1999)
                                                                    --------            TO JUNE 30,
                                                              2005           2004          2005
                                                          -----------    -----------    -----------
INCOME FROM OPERATIONS:
  Investment income                                       $         2    $        --    $         2
                                                          -----------    -----------    -----------
                                                                    2             --              2
EXPENSES:
  Salaries and wages                                            8,224             --          8,224
  Professional fees                                            24,550         10,550         38,870
  Interest expense                                                810            160          1,708
  Selling, general and administrative expense                   1,485          2,640          5,585
                                                          -----------    -----------    -----------
                                                               35,069         13,350         54,387
                                                          -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                                      (35,067)       (13,350)       (54,385)
INCOME TAXES                                                       --             --             --
                                                          -----------    -----------    -----------
NET LOSS FROM OPERATIONS                                      (35,067)       (13,350)       (54,385)
                                                          -----------    -----------    -----------

NET REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized loss on investments, net of
  income tax benefit of $0                                    (49,000)            --        (49,000)
Change in unrealized appreciation (depreciation) of
  non-controlled affiliate investments, net of deferred
  tax expense of $0 in 2005 and 2004, respectively            (18,500)         2,000        (15,000)
                                                          -----------    -----------    -----------
Net decrease in net assets from operations                $  (102,567)   $   (11,350)   $  (118,385)
                                                          ===========    ===========    ===========

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                       $     (0.02)   $     (0.01)   $     (0.07)
                                                          ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                         4,447,514      1,395,604      1,671,477
                                                          ===========    ===========    ===========

See accompanying notes to financial statements.



                                   CHANTICLEER HOLDINGS, INC.
                                  (A Development Stage Company)
                                    Statements of Cash Flows
                                           (Unaudited)

                                                                                   FROM
                                                         SIX MONTHS ENDED        INCEPTION
                                                             JUNE 30,        (OCTOBER 21, 1999)
                                                             --------           TO JUNE 30,
                                                        2005         2004          2005
                                                      ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets from operations            $(102,567)   $ (11,350)   $(118,385)
Adjustments to reconcile net decrease in net assets
 from operations to net cash used in operating
 activities:
  Change in unrealized depreciation (appreciation)
    of investments                                       18,500       (2,000)      15,000
  Loss on sale of investments                            49,000           --       49,000
  Increase in prepaid expenses                          (10,000)          --      (10,000)
  Increase in accounts payable                           35,824       13,350       51,522
                                                      ---------    ---------    ---------
     Net cash used in operating activities               (9,243)          --      (12,863)
                                                      ---------    ---------    ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from sale of common stock                          --           --        1,000
 Loan from shareholders                                  55,000           --       55,000
 Contribution by shareholder                                 --           --        3,120
                                                      ---------    ---------    ---------
     Net cash provided by financing activities           55,000           --       59,120
                                                      ---------    ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                45,757           --       46,257
CASH AND CASH EQUIVALENTS, beginning of period              500          500           --
                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period              $  46,257    $     500    $  46,257
                                                      =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST AND INCOME TAXES:
     Interest                                         $      --    $      --    $      --
     Income taxes                                            --           --           --

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of investment for common stock which
     were retired                                        56,000           --       56,000
  Issue common stock in exchange for assumption
     of accounts payable                                 48,017           --       48,017
  Issue common stock in acquisition of investment            --      125,000      125,000


See accompanying notes to financial statements.



                           CHANTICLEER HOLDINGS, INC.
                          (A Development Stage Company)
                       Statements of Changes in Net Assets
                                   (Unaudited)

                                                                                  FROM
                                                        SIX MONTHS ENDED        INCEPTION
                                                            JUNE 30,        (OCTOBER 21, 1999)
                                                            --------           TO JUNE 30,
                                                       2005         2004          2005
                                                     ---------    ---------    ---------

CHANGES IN NET ASSETS FROM OPERATIONS:
 Net loss from operations                            $ (35,067)   $ (13,350)   $ (54,385)
 Net realized loss on sale of investments, net         (49,000)          --      (49,000)
 Change in net unrealized appreciation
   (depreciation) of investments, net                  (18,500)       2,000      (15,000)
                                                     ---------    ---------    ---------
     Net decrease in net assets from operations       (102,567)     (11,350)    (118,385)
                                                     ---------    ---------    ---------

CAPITAL STOCK TRANSACTIONS
 Common stock issued for cash                               --           --        1,000
 Common stock issued for accounts payable               48,017           --       48,017
 Common stock issued in acquisition of investments          --      125,000      125,000
 Cash contributed by stockholder                            --           --        3,120
 Common stock retired in disposition of investment     (56,000)          --      (56,000)
                                                     ---------    ---------    ---------
Net increase (decrease) in net assets from stock
  transactions                                          (7,983)     125,000      121,137
                                                     ---------    ---------    ---------
Net increase (decrease) in net assets                 (110,550)     113,650        2,752
Net assets at beginning of period                      113,302          500           --
                                                     ---------    ---------    ---------
Net assets at end of period                          $   2,752    $ 114,150    $   2,752
                                                     =========    =========    =========


See accompanying notes to financial statements.




                                   CHANTICLEER HOLDINGS, INC.
                                  (A Development Stage Company)
                                      Financial Highlights
                                           (Unaudited)

                                                                                     FROM
                                                        SIX MONTHS ENDED          INCEPTION
                                                            JUNE 30,          (OCTOBER 21, 1999)
                                                            --------              TO JUNE 30,
                                                      2005           2004            2005
                                                    ---------     -----------     ---------

PER SHARE INFORMATION
 Net asset value, beginning of period               $    0.03     $        --     $      --
 Net decrease from operations                           (0.01)          (0.01)        (0.03)
 Net change in realized losses and unrealized
  appreciation (depreciation) of investments, net       (0.01)             --         (0.04)
 Net increase (decrease) from stock transactions        (0.01)           0.04          0.07
                                                    ---------     -----------     ---------
     Net asset value, end of period                 $      --     $      0.03     $      --
                                                    =========     ===========     =========

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                              2,752        114,150         2,752
 Average net assets                                    53,890         74,208        18,218
 Ratio of expenses to average net assets                   65%            62%          299%
 Ratio of net loss to average net assets                  190%            52%          650%


See accompanying notes to financial statements.




                                   CHANTICLEER HOLDINGS, INC.
                                  (A Development Stage Company)
                                     Schedule of Investments
                                           (Unaudited)
              Date of                                                        Original         Fair
    Shares  Acquisition                                                        Cost           Value

                            AS OF JUNE 30, 2005

    200,000   Jun-04    American Resource Management, Inc. (Pink Sheets:  $     20,000    $      5,000
                        ARMM); energy resource-based holding company
                                                                          ------------    ------------
                        Total investments at June 30, 2005                $     20,000    $      5,000
                                                                          ============
                        Cash and other assets, less liabilities                                 (2,248)
                                                                                          ------------
                        Net assets at June 30, 2005                                       $      2,752
                                                                                          ============


                          AS OF DECEMBER 31, 2004

    200,000   Jun-04    American Resource Management, Inc. (Pink Sheets:  $     20,000    $      6,000
                        ARMM); energy resource-based holding company
     35,000   Jun-04    Sanguaro Holdings Corp. (Pink Sheets:SGUJ);            105,000         122,500
                        energy company developing sour gas treatment
                        process
                                                                          ------------    ------------
                        Total investments at December 31, 2004            $    125,000    $    128,500
                                                                          ============
                        Cash and other assets, less liabilities                                (15,198)
                                                                                          ------------
                        Net assets at December 31, 2004                                   $    113,302
                                                                                          ============

 See accompanying notes to financial statements.


                                       9

                           CHANTICLEER HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    (1) ORGANIZATION - Chanticleer Holdings, Inc. (a development stage company) (the "Company", "we", or "us" and formerly Tulvine Systems, Inc.) was organized October 21, 1999, under the laws of the State of Delaware. The Company has had limited operations and in accordance with SFAS No. 7 is considered a development stage company. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

         On April 10, 2005, the Company's sole shareholder returned 2,950,000 shares of the Company's common stock in exchange for the Company's investment in Sanguaro Holdings Corp. Simultaneously, nine individuals assumed certain of the Company's liabilities in the amount of $48,017 in exchange for 3,950,000 shares of the Company's common stock.

    (2) GENERAL - The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

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

    (3) INVESTMENT COMPANY - On May 23, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating our election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as a business development company (a "BDC"). Under this recent election, the Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company has decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in
         Section 5(b)(2) of the 1940 Act. The Company will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940
         Act.

         As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

              O    Cash,
              O    Cash equivalents,
              O    U.S. Government securities, or
              O    High-quality debt investments maturing in one year or less from the date of investment.

         An eligible portfolio company generally is a United States company that is not an investment company and that:

              o Does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;
              o Is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
              o    Meets such other criteria as may be established by the SEC.

         The Company may invest a portion of the remaining 30% of its total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

         BDC's are required to implement certain accounting provisions that are different from those to which other reporting companies are required to comply. These requirements may result in presentation of financial information in a manner that is more or less favorable than the manner permitted by other reporting companies. In connection with the implementation of accounting changes to comply with the required reporting of financial information, we must also comply with SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154").

         The Company has prepared its financial statements as if it had been a BDC from inception.

         BDC's, as governed under the 1940 Act may not avail themselves of any of the provisions of Regulation S-B, including any of the streamlined reporting permitted thereunder.

    (4) CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    (5) INVESTMENTS IN NON CONTROLLED AFFILIATES - Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors will consider valuation appraisals provided by an independent valuation service provider, when considered necessary. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on a national securities exchange or by a national securities association.

         The Board of Directors bases its determination upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

         Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market existed for such equity securities. All equity securities owned at June 30, 2005, and December 31, 2004, were listed securities, although they had limited trading volume.

    (6) USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    (7) INCOME TAXES - Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.


B.       UNCERTAINTY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has been in the development stage since inception (October 21, 1999) and had not commenced any formal business operations until May 23, 2005, when it filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as a business development company (a "BDC").

All activity to date relates to the Company's formation and proposed fund raising. The ability of the Company to continue as a going concern during the next year depends on the Company's success in executing these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


C.       STOCKHOLDERS' EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 5,000,000 shares issued. There are no warrants or options outstanding.

The Company issued 4,000,000 shares of its common stock in a non-cash exchange for marketable securities valued at $125,000 on June 21, 2004. The unregistered common shares are restricted pursuant to Rule 144.

On December 31, 2004, the 1,000,000 shares that were issued in 1999 to the original stockholder were cancelled.

On May 2, 2005, the Company increased its authorized common stock from 100,000,000 shares to 200,000,000 shares.

On April 10, 2005, our sole shareholder returned 2,950,000 shares of our common stock to us in exchange for our investment in Sanguaro Holdings Corp. At the time of the exchange the Company had an unrealized loss of $49,000 on its investment in Sanguaro Holding Corp. Accordingly, the unrealized loss of $49,000 was reclassified as a realized loss. Simultaneously, nine individuals assumed certain of our liabilities in the amount of $48,017 in exchange for 3,950,000 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We filed with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, we may register additional securities on Form S-8 (provided that we are then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that we have during the prior 12 month period timely filed all reports required under the Exchange Act).

We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company that desired to become a reporting company whose securities have been registered under the Exchange Act. We may have been deemed to meet the definition of a "blank check" company contained in Section
(7)(b)(3) of the Securities Act of 1933, as amended.

On May 23, 2005, we filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating our election to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, we have adopted corporate resolutions and intend to operate as a closed-end management investment company as a BDC. Under this recent election, we have been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will at all times conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

Pursuant to the requirements of the Investment Company Act of 1940 (the "1940 Act"), our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Although the securities of our portfolio companies may be quoted on the OTC Bulletin Board or the Pink Sheets, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin or illiquid market in the security.

We will determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy will consider the fact that no ready market may exist for substantially all of the securities in which we invest. Our investment policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restriction on resale, if any.

Our equity interests in portfolio companies for which there is no liquid public market will be valued using industry valuation benchmarks, and then the value will be assigned a discount reflecting the illiquid nature of the investment, as well as, our minority, non-control position. When as external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. The determined values will generally be discounted to account for restrictions on resale and minority ownership positions.

The value of our equity interests in public companies for which market quotations are readily available is based on the closing public market price on the balance sheet date. Securities that carry certain restrictions on sale will typically be valued at a discount from the public market value for the security.

FINANCIAL CONDITION

Our net assets were $2,752 and $113,302 at June 30, 2005, and December 31, 2004, respectively. Net asset value per share was $0.00 at June 30, 2005, and $0.03 at December 31, 2004.

The decline in net assets includes a net loss from operations of $35,067; a realized loss on the exchange of an investment of $49,000; a change in net unrealized depreciation of investments of $18,500; a decline in common stock and additional paid in capital as a result of the exchange of one of our investments for 2,950,000 shares of our common stock in the amount of $56,000; and reduced by the assumption of $48,017 of our liabilities in exchange for 3,950,000 shares of our common stock.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

Net loss from operations during the three months ended June 30, 2005, was $30,978 as compared to $13,350 in the year earlier period. The increased loss is primarily the result of an increase in payroll of $8,224 and an increase in professional fees of $11,000. These increases are primarily due to our commencing operations during June 2005.

Net realized and unrealized gains and losses consisted of a realized loss of $49,000 when we exchanged an investment for 2,950,000 shares of our common stock and an unrealized appreciation in the amount of $36,000 during the current year period, as compared to an appreciation of $2,000 during the prior year period.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Net loss from operations during the six months ended June 30, 2005, was $35,067 as compared to $13,350 in the year earlier period. The increased loss is primarily the result of an increase in payroll of $8,224 and an increase in professional fees of $14,000. These increases are primarily due to our commencing operations during June 2005.

Net realized and unrealized gains and losses consisted of a realized loss of $49,000 when we exchanged an investment for 2,950,000 shares of our common stock and an unrealized depreciation in the amount of $18,500 during the current year period, as compared to an appreciation of $2,000 during the prior year period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors' good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures
         ----------------------------------------------------

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

         (b) Changes in Internal Controls
         --------------------------------

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

         The Company commenced operations as a 1940 Act BDC in June 2005. As the new business plan is implemented, the Company expects to expand current internal controls.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 10, 2005, we issued 3,950,000 shares of our common stock, in exchange for an assumption of $48,017 of our liabilities, to 9 individuals or entities in a private transaction, not an underwriting or public offering, public sale of stock or other public distribution and therefore exempt from registration pursuant to Rule 4(2) and Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

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

                                                    CHANTICLEER HOLDINGS, INC.



         Date:    August 12, 2005                   By:  /s/ Michael D. Pruitt
                                                         -----------------------
                                                    Michael D. Pruitt,
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer