Form 10-Q
period 2005-09-30
Chanticleer Holdings, Inc.
filed 2005-11-09
CIK 1106838

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                   For Quarter Ended:       SEPTEMBER 30, 2005


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

           4500 CAMERON VALLEY PARKWAY, SUITE 270, CHARLOTTE, NC 28211
           -----------------------------------------------------------
               (Address of principal executive office) (zip code)


               6836 MORRISON BLVD., SUITE 200, CHARLOTTE, NC 28211
               ---------------------------------------------------
            (Former address of principal executive office) (zip code)

                                 (704) 366-5122
                                 --------------
                           (Issuer's telephone number)


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of September 30, 2005 was 5,340,500 shares.

                                                CHANTICLEER HOLDINGS, INC.

                                                          INDEX

                                                                                                                    Page
                                                                                                                     No.
                                                                                                                     ---
Part I           Financial Information (unaudited)

    Item 1.      Financial Statements

                 Statements of Net Assets as of September 30, 2005 and December 31, 2004                              3
                 Statements of Operations - For the Three Months Ended September 30, 2005 and 2004                    4
                 Statements of Operations - For the Nine Months Ended September 30, 2005 and 2004                     5
                 Statements of Cash Flows - For the Nine Months Ended September 30, 2005 and 2004                     6
                 Statements of Changes in Net Assets - For the Nine Months Ended September 30, 2005 and 2004          7
                 Financial Highlights for the Nine Months Ended September 30, 2005 and 2004                           8
                 Schedule of Investments as of September 30, 2005 and December 31, 2004                               9
                 Notes to Financial Statements                                                                      10-14
    Item 2.      Managements Discussion and Analysis of Financial Condition and Results of Operations               15-17
    Item 3.      Quantitative and Qualitative Disclosure about Market Risk                                           18
    Item 4.      Controls and Procedures                                                                             19

Part II Other Information                                                                                           20-23

    Item 1.      Legal Proceedings
    Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
    Item 3.      Defaults Upon Senior Securities
    Item 4.      Submission of Matters to a Vote of Security Holders
    Item 5.      Other Information
    Item 6.      Exhibits
    Signatures
    Exhibits


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                    CHANTICLEER HOLDINGS, INC.
                                     STATEMENTS OF NET ASSETS
                          AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                            2005          2004
                                                                         ----------    ----------
                                                                         (Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $105,270 and
  $125,000 at September 30, 2005 and December 31, 2004,
  respectively                                                           $  102,272    $  128,500
Cash and cash equivalents                                                   194,528           500
Other assets                                                                  6,040             -
                                                                         ----------    ----------
  TOTAL ASSETS                                                              302,840       129,000
                                                                         ----------    ----------

LIABILITIES
  Accounts payable                                                            3,250        15,698
                                                                         ----------    ----------
  TOTAL LIABILITIES                                                           3,250        15,698
                                                                         ----------    ----------
NET ASSETS                                                               $  299,590    $  113,302
                                                                         ==========    ==========

Commitments and contingencies Composition of net assets:
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
   issued and outstanding 5,340,500 shares at September 30, 2005 and
  4,000,000 shares at December 31, 2004                                  $      534    $      400
  Additional paid in capital                                                451,104       128,720
  Accumulated deficit:
    Accumulated net operating loss                                         (100,050)      (19,318)
    Net realized loss on investments                                        (49,000)            -
    Net unrealized appreciation (depreciation) of investments                (2,998)        3,500
                                                                         ----------    ----------
Net assets                                                               $  299,590    $  113,302
                                                                         ==========    ==========
Net asset value per share                                                $     0.06    $     0.03
                                                                         ==========    ==========

See accompanying notes to financial statements.


                                      CHANTICLEER HOLDINGS, INC.
                                       STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                              (UNAUDITED)


                                                                               2005           2004
                                                                           -----------    -----------
INCOME FROM OPERATIONS:
  Investment income                                                        $        71    $         -
                                                                           -----------    -----------
                                                                                    71              -
EXPENSES:
  Salaries and wages                                                            28,089              -
  Professional fees                                                              3,250          2,270
  Interest expense                                                                   -            339
  Selling, general and administrative expense                                   14,396            480
                                                                           -----------    -----------
                                                                                45,735          3,089
                                                                           -----------    -----------
LOSS BEFORE INCOME TAXES                                                       (45,664)        (3,089)
INCOME TAXES                                                                         -              -
                                                                           -----------    -----------
NET LOSS FROM OPERATIONS                                                       (45,664)        (3,089)
                                                                           -----------    -----------

NET REALIZED AND UNREALIZED LOSSES:
Change in unrealized appreciation (depreciation) of non-controlled affiliate investments, net of deferred tax expense of $0 in 2005 and
  2004, respectively                                                            12,002         (2,000)
                                                                           -----------    -----------
Net decrease in net assets from operations                                 $   (33,662)   $    (5,089)
                                                                           ===========    ===========

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                                        $     (0.01)   $     (0.00)
                                                                           ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                          5,297,685      5,000,000
                                                                           ===========    ===========

See accompanying notes to financial statements.


                                   CHANTICLEER HOLDINGS, INC.
                                    STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                          (UNAUDITED)


                                                                          2005          2004
                                                                      -----------    -----------
INCOME FROM OPERATIONS:
  Investment income                                                   $        73    $         -
                                                                      -----------    -----------
                                                                               73              -
EXPENSES:
  Salaries and wages                                                       36,313              -
  Professional fees                                                        27,800         12,820
  Interest expense                                                            810            499
  Selling, general and administrative expense                              15,882          3,120
                                                                      -----------    -----------
                                                                           80,805         16,439
                                                                      -----------    -----------
LOSS BEFORE INCOME TAXES                                                  (80,732)       (16,439)
INCOME TAXES                                                                    -              -
                                                                      -----------    -----------
NET LOSS FROM OPERATIONS                                                  (80,732)       (16,439)
                                                                      -----------    -----------

NET REALIZED AND UNREALIZED LOSSES:
Net realized loss on investments, net of income tax benefit of $0         (49,000)             -
Change in unrealized depreciation of non-controlled affiliate investments, net of deferred tax expense of $0 in 2005 and
  2004, respectively                                                       (6,498)             -
                                                                      -----------    -----------
Net decrease in net assets from operations                            $  (136,230)   $   (16,439)
                                                                      ===========    ===========

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                                   $     (0.03)   $     (0.01)
                                                                      ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                     4,734,018      2,474,453
                                                                      ===========    ===========

See accompanying notes to financial statements.


                                CHANTICLEER HOLDINGS, INC.
                                 STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                       (UNAUDITED)


                                                                   2005          2004
                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets from operations                      $ (136,230)   $  (16,439)
Adjustments to reconcile net decrease in net assets
 from operations to net cash used in operating
 activities:
  Change in unrealized depreciation of investments                   6,498             -
  Depreciation                                                         208             -
  Loss on sale of investments                                       49,000             -
  Increase in prepaid expenses                                      (2,500)            -
  Increase in accounts payable                                      35,570        13,939
                                                                ----------    ----------
     Net cash used in operating activities                         (47,454)       (2,500)
                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                          (79,270)            -
  Purchase of fixed assets                                          (3,748)            -
                                                                ----------    ----------
     Net cash used by investing activities                         (83,018)            -
                                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                269,500             -
 Loan from shareholders                                             55,000             -
 Contribution by shareholder                                             -         2,500
                                                                ----------    ----------
     Net cash provided by financing activities                     324,500         2,500
                                                                ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          194,028             -
CASH AND CASH EQUIVALENTS, beginning of period                         500           500
                                                                ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                        $  194,528    $      500
                                                                ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST AND INCOME TAXES:
     Interest                                                   $      810    $        -
     Income taxes                                                        -             -

 NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of investment for common stock which
     were retired                                                   56,000             -
  Issue common stock in exchange for assumption
     of accounts payable                                            48,018             -
  Issue common stock in acquisition of investment                    6,000       125,000
  Issue common stock in exchange for loan from shareholder          55,000             -


See accompanying notes to financial statements.


                           CHANTICLEER HOLDINGS, INC.
                       STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                         2005          2004
                                                      ----------    ----------
CHANGES IN NET ASSETS FROM OPERATIONS:
 Net loss from operations                             $  (80,732)   $  (16,439)
 Net realized loss on sale of investments, net           (49,000)            -
 Change in net unrealized depreciation
  of investments, net                                     (6,498)            -
                                                      ----------    ----------
     Net decrease in net assets from operations         (136,230)      (16,439)
                                                      ----------    ----------

CAPITAL STOCK TRANSACTIONS
 Common stock issued for cash                            269,500             -
 Common stock issued for loan from stockholder            55,000             -
 Common stock issued for accounts payable                 48,018             -
 Common stock issued in acquisition of investments         6,000       125,000
 Cash contributed by stockholder                               -         2,500
 Common stock retired in disposition of investment       (56,000)            -
                                                      ----------    ----------
Net increase in net assets from stock transactions       322,518       127,500
                                                      ----------    ----------
Net increase in net assets                               186,288       111,061
Net assets at beginning of period                        113,302           500
                                                      ----------    ----------
Net assets at end of period                           $  299,590    $  111,561
                                                      ==========    ==========


See accompanying notes to financial statements.

                           CHANTICLEER HOLDINGS, INC.
                              FINANCIAL HIGHLIGHTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                          2005          2004
                                                       ---------     ---------
PER SHARE INFORMATION
 Net asset value, beginning of period                  $    0.03     $       -
 Net decrease from operations                              (0.02)            -
 Net change in realized losses and unrealized
  appreciation (depreciation) of investments, net          (0.01)            -
 Net increase (decrease) from stock transactions            0.06          0.02
                                                       ---------     ---------
     Net asset value, end of period                    $    0.06     $    0.02
                                                       =========     =========

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                               299,590       111,561
 Average net assets                                      130,964        56,281
 Ratio of expenses to average net assets                      62%           29%
 Ratio of net loss to average net assets                     104%           29%


See accompanying notes to financial statements.

                                            CHANTICLEER HOLDINGS, INC.
                                              SCHEDULE OF INVESTMENTS
                                  AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

              DATE OF                                                                    ORIGINAL        FAIR
   SHARES   ACQUISITION                                                                    COST          VALUE

                                      AS OF SEPTEMBER 30, 2005
                                             (UNAUDITED)

  500,000     Jun-04      American Resource Management, Inc. (Pink Sheets:             $    26,000    $    25,000
              Jul-05      ARMM); energy resource-based holding company
   10,800     Sep-05      Tandy Leather Factory, Inc. (AMEX:TLF); specialty                 54,270         52,272
                          retailer and wholesale distributor of leather products,
                          tools and leather finishes and kits
    Loan      Sep-05      PPCT Holdings, Inc. (Privately held);                             25,000         25,000
                          manufacturer and distributor of security products
                          and training manuals
                                                                                       -----------    -----------
                          Total investments at September 30, 2005                      $   105,270        102,272
                                                                                       ===========
                          Cash and other assets, less liabilities                                         197,318
                                                                                                      -----------
                          Net assets at September 30, 2005                                            $   299,590
                                                                                                      ===========


                                       AS OF DECEMBER 31, 2004

  200,000     Jun-04      American Resource Management, Inc. (Pink Sheets:             $    20,000    $     6,000
                          ARMM); energy resource-based holding company
   35,000     Jun-04      Sanguaro Holdings Corp. (Pink Sheets:SGUJ);                      105,000        122,500
                          energy company developing sour gas treatment
                          process
                                                                                       -----------    -----------
                          Total investments at December 31, 2004                       $   125,000        128,500
                                                                                       ===========
                          Cash and other assets, less liabilities                                         (15,198)
                                                                                                      -----------
                          Net assets at December 31, 2004                                             $   113,302
                                                                                                      ===========

See accompanying notes to financial statements.


                                                        9

                           CHANTICLEER HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (1) ORGANIZATION - Chanticleer Holdings, Inc. (the "Company", "we", or "us" and formerly Tulvine Systems, Inc.) was organized October 21, 1999, under the laws of the State of Delaware. The Company previously had limited operations and in accordance with SFAS No. 7 was considered a development stage company until July 2005. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

          On April 10, 2005, the Company's sole shareholder returned 2,950,000 shares of the Company's common stock in exchange for the Company's investment in Sanguaro Holdings Corp. Simultaneously, nine individuals assumed certain of the Company's liabilities in the amount of $48,018 in exchange for 3,950,000 shares of the Company's common stock.

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

          Without a readily available market value, the value of our portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market existed for such equity securities. Both equity securities owned by the Company at September 30, 2005, and December 31, 2004, were listed securities, although they had limited trading volume. In addition, the Company made a loan in the amount of $25,000 to another company in which it expects to make an equity investment.

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


B.   UNCERTAINTY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company was in the development stage from its inception (October 21, 1999) and did not commence formal business operations until May 23, 2005, when it filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the "SEC") indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as a business development company (a "BDC").

All activity to date relates to the Company's formation, its initial fund raising and acquisition of its first investments since its election to become a BDC. The ability of the Company to continue as a going concern during the next year depends on the Company's success in executing these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


C.   STOCKHOLDERS' EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 5,340,500 shares issued and outstanding at September 30, 2005. There are no warrants or options outstanding.

On April 10, 2005, our sole shareholder returned 2,950,000 shares of our common stock to us in exchange for our investment in Sanguaro Holdings Corp. At the time of the exchange the Company had an unrealized loss of $49,000 on its investment in Sanguaro Holding Corp. Accordingly, the unrealized loss of $49,000 was reclassified as a realized loss. Simultaneously, nine individuals assumed certain of our liabilities in the amount of $48,018 in exchange for 3,950,000 shares of our common stock.

On May 2, 2005, the Company increased its authorized common stock from 100,000,000 shares to 200,000,000 shares.

During the three months ended September 30, 2005, the Company sold 279,500 shares of its common stock, pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933. Proceeds were $279,500, less $10,000 in legal costs associated with the offering. In addition, the Company issued 55,000 shares of its common stock to a shareholder in exchange for $55,000 in loans made by the shareholder to the Company.

In July 2005, the Company exchanged 6,000 shares of its common stock for 300,000 additional shares of American Resource Management, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

FINANCIAL CONDITION

Our net assets were $299,590 and $113,302 at September 30, 2005, and December 31, 2004, respectively. Net asset value per share was $0.06 at September 30, 2005, and $0.03 at December 31, 2004.

The increase in net assets of $186,288 includes net capital stock transactions in the amount of $322,518 less the net decrease in net assets from operations of $136,230.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Net loss from operations during the three months ended September 30, 2005, was $45,664 as compared to $3,089 in the year earlier period. The increased loss is mainly the result of an increase in payroll of $28,089 and an increase in selling, general and administrative expenses in the amount of $13,916. These increases are primarily due to our commencing operations during June 2005.

Net unrealized gains and losses consisted of an unrealized appreciation in the amount of $12,002 during the current year period, as compared to an unrealized depreciation of $2,000 during the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Net loss from operations during the nine months ended September 30, 2005, was $80,732 as compared to $16,439 in the year earlier period. The increased loss is mainly the result of an increase in payroll of $36,313, an increase in professional fees of $14,980 and an increase in selling, general and administrative expense of $12,762. These increases are primarily due to our commencing operations during June 2005.

During the current period, net realized and unrealized losses consisted of a realized loss of $49,000 when we exchanged an investment for 2,950,000 shares of our common stock, which we retired, and unrealized depreciation in the amount of $6,498 during the current year period, as compared to no appreciation or depreciation during the prior year period.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures
     ----------------------------------------------------

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Michael D. Pruitt, President and Chief Executive Officer, is also the principal accounting officer.

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

                                             CHANTICLEER HOLDINGS, INC.



Date: November 7, 2005                   By: /s/ Michael D. Pruitt
                                             ------------------------
                                             Michael D. Pruitt,
                                             Chief Executive Officer and
                                             Principal Accounting Officer