Form 10-K
period 2005-12-31
Chanticleer Holdings, Inc.
filed 2006-03-30
CIK 1106838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                         Commission File Number 0-29507

                           CHANTICLEER HOLDINGS, INC.
                           --------------------------
             (Exact name of registrant as specified in the charter)

            Delaware                                           20-2932652
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

      4500 Cameron Valley Parkway, Suite 270, Charlotte, NC 28211 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (704) 366-5122

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |X| Yes |_| No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerate filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) . |_| Yes |X| No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter; $3,834,805 as of December 31, 2005.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 8,681,711 shares of common stock outstanding as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit index.

                           Chanticleer Holdings, Inc.
                                 Form 10-K Index

                                                                          Page

                                 Part I

Item 1:     Business                                                        4
Item 1A:    Risk Factors                                                    8
Item 2:     Properties                                                     23
Item 3:     Legal proceedings                                              23
Item 4:     Submission of Matters to a Vote of Security Holders            23
Item 5:     Market for Registrant's Common Equity and Related
            Stockholder Matters                                            24
Item 6:     Selected Financial Data                                        25
Item 7:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      25
Item 7A:    Quantitative and Qualitative Disclosures About Market Risk     28
Item 8:     Financial Statements and Supplementary Data                    29
Item 9:     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                       47
Item 9A:    Controls and Procedures                                        47
Item 9B:    Other Information                                              47

                                Part III

Item 10:    Directors and Executive Officers of the Registrant             48
Item 11:    Executive Compensation                                         51
Item 12:    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     52
Item 13:    Certain Relationships and Related Transactions                 54
Item 14:    Principal Accountant Fees and Services                         54

                                Part IV

Item 15:    Exhibits and Financial Statement Schedules                     55
Signatures                                                                 56

PART I

                           FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the "Risk Factors" section below. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 1: BUSINESS

Chanticleer Holdings, Inc. (the "Company," "we," "us" or "Chanticleer") has filed an election to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, we have adopted corporate resolutions and are operating as a closed-end, non-diversified management investment company and as a business development company (a "BDC").

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, will be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stabile than target portfolio companies.

The Characteristics of Desirable Investments

When we begin to look at companies, we have the option of investing in public or private companies. We look to buy great businesses with the best value proposition, whether it is public or private. We conduct what is typically referred to as fundamental analysis. We believe that while technical analysis, or the examination of historical trends and demand / supply complexes, may have some merit in the short-term, fundamental characteristics in the long-term make the difference.

We look for five core characteristics in our investments:

o   Profitability
o   Predictable and Sustainable Returns
o   Margin of Safety
o   Strong Future Prospects
o   Reputable Management

We look at these characteristics in a historical context and then assess what those characteristics will look like in the future. We believe that the best indication of what a company will do in the future is its past behavior (companies, like many of us, have a difficult time changing). The metrics that we examine are a blend of quantitative factors, like returns on equity and profit margins, and qualitative factors, like management ownership and a company's enduring competitive advantage. By remaining disciplined with respect to these metrics, we can be assured that we have minimized the potential for a loss.

Portfolio and Firm Management

The investment portfolio at Chanticleer will have several distinguishing characteristics. Perhaps first and foremost is the proportion of our assets that we are willing to commit to an idea. At the end of exhaustive, patient searches for outstanding companies we will be willing, and to achieve superior returns must be willing, to commit a meaningful percentage of our assets to our best deals. Additionally, it is very likely that the number of holdings will be relatively small. There are a limited number of companies that will stand the test of our scrutiny, so we must put a significant amount of money in those few ideas. Our portfolio of companies will be focused on the best possible ideas.

We will also make decisions within the context of our portfolio in such a way as to minimize its turnover. When we find good companies we will not rush to make a change at the first sight of short-term weakness. In fact such a time might be cause for additional investment. Understanding that there will be occasions for change, buying and selling has the unintended consequence of interrupting the compounding effect and we believe interrupting superior returns.

Chanticleer, though structured as a BDC, will be managed much like a partnership would be managed. Those at Chanticleer have a stake in its success. We are part owners, not simply managers. We will manage the business as to maximize the long-term return to our shareholders and will make every effort to be sure that our shareholders share that patient, long-term view. We will be candid in our comments about the businesses in which we invest and will treat our shareholders the way we would choose to be treated if the roles were reversed. As such, we will report all the information we believe shareholders will need to make an assessment of our companies and our management capabilities. We will not, though, discuss matters which may compromise future investments.

Over the long-term it is our goal to provide a return superior to the return an investor could obtain by simply investing in low-cost index funds. We believe the philosophy presented here will, over the long-term, create wealth for our shareholders, without significant risk exposure.

Ongoing Relationships with Portfolio Companies

Monitoring

We will continuously monitor our portfolio companies in order to determine whether they are meeting our investment criteria and achieving our business expectations. We will monitor the progress of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality.

Managerial Assistance

As a business development company, we are required to offer, and in some cases may provide, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

Other Income

In addition to our investment objectives, we seek to earn interest on our loans to portfolio companies and in some cases will have management fee agreements with the portfolio companies.

Frequently, to minimize the cash requirements of our portfolio companies, we may receive restricted stock in payment of our management fees and the interest owed us on our loans to our portfolio companies. Our investment committee will value the restricted stock, which will become the basis for a portion of our revenue.

Investment Personnel

The investment personnel of Chanticleer Holdings, Inc. currently consists of its executive officer, Michael D. Pruitt, and three additional investment analysts that assist in searching for and valuing potential and additional investments. The following information relates to the personnel involved in making investment and valuation decisions.

Michael D. Pruitt

Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments. The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company. In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992. From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million. The firm was sold in 1996 to Priority Freight Systems. Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold. He was the CEO, President and Chairman of the Board of OTV (formerly RCG Companies), a publicly traded holding company listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business. He is also Managing Director of Cain Capital Advisors.

Matthew S. Miller

Matthew Miller joined Chanticleer Holdings in June of 2005. He graduated Summa Cum Laude from Coastal Carolina University earning a Bachelor degree in Business Administration with a concentration in Finance. At Coastal, he graduated from the honors program and was a member of the distinguished Wall Fellows Program. In 2004, Mr. Miller was named a Financial Executives International Scholar and has presented on several research topics, including capital structure, insider trading, and the Warren Buffett methodology. Most recently, he worked with Wachovia Securities, LLC in Myrtle Beach, South Carolina where he coordinated prospecting efforts for the Pyle/Cunningham Investment Consulting Group. Mr. Miller has also worked for Hennecke GmbH in Sankt Augustin, Germany. There he worked to develop a better means of recording synergies between the company and its parent, Bayer AG.

Joseph T. Koster

Joseph Koster joined Chanticleer Holdings in June of 2005. He is a Magna Cum Laude graduate of Coastal Carolina University. Mr. Koster graduated with a Bachelor degree in Business Administration with a concentration in Finance. He was a member of the Beta Gamma Sigma International Honor Society and the distinguished Wall Fellows Program at CCU. Mr. Koster worked part-time for a financial advisor in Myrtle Beach during his final academic year and also spent the previous summer working in the executive offices of Kemin Europa, a global chemical company with headquarters in Herentals, Belgium.

Alexander D. Klaus

Alexander Klaus joined Chanticleer Holdings in January of 2006. A native of Germany, Mr. Klaus is a Cum Laude graduate of Coastal Carolina University earning a Bachelor degree in Business Administration with a concentration in both Finance and Management. Mr. Klaus also holds an intermediate diploma in Tourism Management by the International University of Applied Sciences Bad Honnef-Bonn, Germany. He was President of the Carolina Forest Rotaract Club, and is a member of Omikron Delta Kappa and Beta Alpha Psi Honor Societies. In 2004, Mr. Klaus interned with Lufthansa German Airlines in Dallas, TX, where he supported the establishment of Lufthansa's energy industry desk.

Further Regulation as a Business Development Company

We are a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, including any investment advisers or sub-advisers, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding common shareholders.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements.

ITEM 1A: RISK FACTORS

In the normal course of business, and in an effort to keep our shareholders and the public informed about our operations and portfolio of investments, we may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to our business plans or strategies or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by us, or projections involving anticipated purchases or sales of securities or other aspects of our operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, our operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations, or our net asset value ("NAV"), the market price of our common stock, and whether any forward-looking statements made by us ultimately prove to be accurate.

Investing in Chanticleer involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.

GENERAL RISK FACTORS

We are a recently organized company with limited resources and sources of revenues.

We have just recently made our election to become a BDC and have not yet entered into any significant financing transactions with any portfolio companies (although at December 31, 2005, we own stock in two companies which may be qualified as portfolio companies and have a loan with a third company). We have no experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities. We have now raised over $2,500,000 and have over $2,200,000 available for investment at December 31, 2005. We have realized only limited revenues to date. In addition, we will not achieve any revenues other than interest income until, at the earliest, we are able to make investments and sell our position of securities in an underlying portfolio company for a profit. We will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

We have filed our notice of intent to become a BDC which will require us to comply with significant regulatory requirements.

We have filed a notice with the Securities and Exchange Commission of our intent to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. Since making this election, we filed a notice of our election and thus will be subject to the provisions of 1940 Act as it applies to BDCs. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

Specifically, it must be noted that there are increased costs associated with compliance with the 1940 Act as a result of our election to become a BDC. These costs include costs associated with the increased demand for compliance including oversight by our Chief Compliance Officer and counsel to the Company as well as increased costs due to accounting methodology and valuations which increase the time and work required of both our accounting service providers and independent auditors. These costs require us to expend capital and resources that might otherwise be used to meet the needs or opportunities relating to investments and/or our portfolio companies or other income-producing assets.

If we do not remain a business development company, we might continue to be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

There are risks which result from the inherent concentration of investments prior to diversification.

While we intend to allocate our investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount or all of our NAV at any one time could be invested in the securities of just a few portfolio companies. Thus, our success and its NAV would be dependent on the success of just a few portfolio companies and all of the risks associated with ownership of such portfolio companies including success dependent on management, success dependent on market conditions within the industry or field of such portfolio companies, success dependent on achieving the business objectives of such portfolio companies and success dependent on economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by us.

Limitation of liability and indemnification of management.

While limitations of liability and indemnification are themselves limited, we have instituted provisions in our by-laws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with our affairs, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

Our business may become subject to extensive regulation at the federal and state levels.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.

Our investments may require us to raise additional capital on different terms.

In the future we may require additional capital. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders will be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to our existing equity.

Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the net asset value per share ("NAV/S") without approval of a majority of our shareholders. While we do not anticipate that the NAV/S calculation will ever result in a negative number or a nominally positive number, the Company would be severely limited in its ability to sell shares if such number were to be the result of a NAV/S calculation.

We cannot guarantee paying dividends to our stockholders.

We are allowed by our articles of incorporation and by-laws to pay dividends to our stockholders. However, there can be no guarantee we will have sufficient revenues to pay dividends. Consequently, there is no assurance that the Company will pay any dividends during any period. Investors in need of liquidity through the payment of dividends should refrain from investing in our common stock.

GENERAL RISKS ASSOCIATED WITH BUSINESS DEVELOPMENT COMPANIES

BDCs generally require substantial amounts of time to realize the benefits from investments.

We anticipate that there will be a significant period of time ranging from six months to three years before we have obtained funding and completed the initial selection of portfolio companies for our first round of equity investments. Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

We may change our investment policies without further shareholder approval.

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our investments may not generate sufficient income to cover our operations.

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. This is in conformity with the Small Business Investment Incentive Act of 1980 which amended the 1940 Act and created BDC's. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern. It should be noted that our operational costs are higher as a result of our having elected to be governed as a BDC.

RISKS ASSOCIATED WITH INVESTMENTS AND PORTFOLIO COMPANIES

There are costs associated with the purchase and sale of securities.

Some of our strategies may include purchases of different classes of securities or frequent trading to maximize profits and, as a consequence, risks related to turnover and costs such as brokerage commissions may be greater than for an investment in a single entity for a single class of security held for a longer period of time. Our operating expenses, including, but not limited to, fees paid to accountants, attorneys, fees to execute trades and manage investments and fees paid to any investment advisor may, in the aggregate, constitute a high percentage relative to the expenses and fees than for an investment in a single entity for a single class of security held for a longer period of time.

There are numerous risks arising from investing in securities.

The securities industry is generally competitive and methods of investment strategy each involve a degree of risk. We will compete with firms, including many of the larger securities and investment banking firms, which have substantially greater financial resources and research staffs. Where we purchase securities in portfolio companies for appreciation, our profitability substantially depends upon our ability to correctly assess the future price movements of stocks. There can be no assurance that we will be able to accurately predict price movements of securities purchased.

Security investments generally involve a high degree of risk. The performance of securities in which we may invest are subject to numerous factors which are neither within the control of nor predictable by us. Such factors can include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies. In recent years, the securities markets have become increasingly volatile and this volatility has increased the degree of risk.

Investing in small and growth stage companies is inherently risky.

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

o Investing in companies in an early-stage of development or with little or no operating history;

o Companies operating at a loss or with substantial variations in operating results from period to period; and

o Companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.

These companies may face intense competition, including competition from companies with:

o     Greater financial resources;

o More extensive development, manufacturing, marketing, and service capabilities; and

o     A larger number of qualified managerial and technical personnel.

Although we intend to mitigate our risk exposure by limiting our investments in early stage companies, we cannot assure you that the portfolio companies in which we choose to place a majority of our investment capital are not facing the same risks of companies that are inherent in start-up companies. In addition, growth stage companies are likely to have a very limited operating history and thus evaluating their worthiness for investment will be more subjective on their future potential for growth and cannot be predicated on operating successes. We will be dependent on the quality and actions of management of portfolio companies.

Our success will depend upon the success of the portfolio companies and, in great part, upon the abilities of their management.

Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. As the portfolio companies have yet to be identified, investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. Problems may arise at portfolio companies that local management do not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

The value of securities we own may be adversely impacted by subsequent regulatory changes.

Our current investment strategy includes purchase of unregistered securities in both private companies as well as private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall investment strategy and the liquidity of our investments. In such an event, we may need to reformulate our investment strategy or we may choose to liquidate.

Limitations on availability of investment capital may adversely affect other investments.

We may be reliant on the availability of capital to generate profits under its investment strategy and such availability will depend, in part, on our ability to timely liquidate existing positions in order to reinvest the proceeds thereof. To the extent that we own securities which are not subject to a valid registration statement or otherwise available for trading under applicable securities laws, our ability to liquidate our position in such securities may be limited. We intend to require some of our portfolio companies to use their best efforts to cause a registration statement covering the resale of the securities we purchase to be filed and declared effective by the SEC or become otherwise freely tradeable. However, there can be no guarantee that the SEC or other regulating body will declare such a registration statement effective or permit such security to become free of restrictions within such period and, until such securities become freely tradable, we will likely be unable to freely liquidate such interests in restricted securities in the manner and at the prices desired. This resulting lack of liquidity could impair our ability to generate the cash flow from these positions to timely pay our liabilities or obtain funds for the purpose of reinvestment. Although we intend to maintain adequate liquidity to achieve our future investment objectives, there can be no assurance this can be accomplished in all circumstances.

Portfolio companies are likely to need additional funding.

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including us. The availability of capital is generally a function of capital market conditions that are beyond our control or beyond any portfolio company's control. We cannot assure you that our management or the management of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, we will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, we may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. These restrictions could require us to hold securities or refrain from sale and be unable to liquidate a position even at a loss.

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not qualify to rely on such exemptions or to use a registration statement. In such event, we would end up owning "restricted" securities subject to resale under Rule 144.

Lack of diversity of investments by a BDC presents risks associated with specific industries.

We anticipate that we will not be able to diversify our investments in the early years of our operation and, as a result, we will not gain the benefit of diversification which is the balancing of adverse economic conditions over our holdings in portfolio companies.

There are risks associated with investments in companies with small capitalization.

The portfolio companies that we expect to invest in are thinly capitalized and generally will have a market capitalization below $100 million (and frequently much smaller). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and more stability pricing of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of a significant number of the portfolio companies will be thinly traded. This could present a problem when we determine to liquidate our position. We may not be able to sell the securities in the time frame and at the price we would like. Furthermore, in certain situations, as a result of a security being thinly traded, we could experience a significant loss in value should we be forced to liquidate our investment as a result of rapidly changing market conditions or other factors.

There are risks associated with investments in companies with not readily marketable securities.

We may invest in securities that are initially, or that later become, not readily marketable. For example, we may acquire restricted securities of an issuer in a private placement pursuant to an arrangement whereby the issuer agrees to register the resale of those securities, or, in the case of an investment in convertible or exchangeable securities, the securities underlying such securities, within a certain period of time. Such registration requires compliance with United States Federal and state securities laws and the approval of the SEC. Unless and until such registration or compliance with applicable regulation occurs, there is likely to be no market for the restricted securities. No assurance can be given that issuers will not breach their obligation to obtain or meet such registration or other compliance obligation. Similarly, securities that are at one time marketable may become unmarketable (or more difficult to market) for a number of reasons. For example, securities traded on a securities exchange or quotation system may become unmarketable if delisted from such exchange or quotation system for among other reasons, failing to satisfy the requirements for continued listing, which may include minimum price requirements. In addition, we may acquire restricted securities, for which no market exists, which are convertible or exchangeable into common stock of the issuer. No assurances can be given that a portfolio company which has sold a convertible security requiring exchange or conversion will not breach its obligation to convert or exchange such securities upon demand, in which case our liquidity may be adversely affected. In general, the stability and liquidity of the securities in which we invest will depend in large part on the creditworthiness of the issuers. Issuers' creditworthiness will be monitored on an ongoing basis by us. If there is a default by the issuer, we may have contractual remedies under the applicable transaction documents. However, exercising such contractual rights may involve delays in liquidating our position and the incurrence of additional costs.

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. Our ability to generate profits from our investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to us. The failure of an issuer to register the resale of its securities sold to us may decrease the amount of available capital with which we may pursue other investment opportunities or meet current liabilities. We may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by us is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue conversion or exchange securities, our ability to liquidate our position will be adversely affected, and our profits may be adversely affected.

RISKS OF THE COMPANY AT ITS PRESENT STAGE

We have obtained only limited funding at this time.

Through December 31, 2005, we raised $2,590,212 from sales of our common stock. We intend to raise more capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act on the ground that their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised will be from shares that will be acquired by investors in transactions involving an exempt private offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

We cannot assure you that we will be successful in selling the common shares or, if sold, at what price.

We have identified a limited number of prospective portfolio companies. We have made small investments in these portfolio companies. Therefore investors will not have an opportunity to carefully evaluate any of the portfolio companies that we may eventually invest in and such evaluation will be entirely dependent upon our management for selecting and negotiating with these portfolio companies. We cannot assure you that we will locate or successfully negotiate additional transactions with portfolio companies. We are likely to incur substantial losses in the first years of operations.

If additional funding is obtained, it is anticipated that most of such funding, except for operating cash reserves and funds set aside for follow-on investments in then-existing portfolio companies, will be expended or committed within two years, which is expected to be prior to us receiving any substantial realized gains. Our management anticipates that we and a number of the portfolio companies will sustain substantial losses in the initial years of operation. It is possible that these losses may never be recovered. We cannot assure you that we will ever be profitable.

We are totally reliant on management.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals (currently four people) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.

In addition, we will engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

We cannot assure you that we will attain our investment objective.

We have broad discretionary use of the proceeds from any funding that we obtain.

Our management has broad discretion with respect to the specific application of the net proceeds of any funding that we obtain, although substantially all of the net proceeds from any offering is intended to be applied for investments in eligible portfolio companies which satisfy our investment criteria. While our corporate governance resolutions require the Board of Directors and Investment Committee to adhere to certain standards, even acting in compliance with those guidelines, our Board of Directors and Investment Committee have discretion. We do not permit our Board of Directors and Investment Committee to use proceeds in a manner inconsistent with the operation of a BDC.

We will be confronted by competition from entities having substantially greater resources and experience.

Other entities and individuals compete for investments similar to those we propose to make, many of whom will have greater financial and management resources than we do. Furthermore, we must comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify as a Registered Investment Company ("RIC"), provisions of the Internal Revenue Code pertaining to RICs might restrict our flexibility as compared with our competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

We are unlikely to qualify for the income tax benefits offered to RICs.

We will be classified as a non-diversified investment company under the 1940 Act. We will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of tax.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that we will make any distributions to shareholders or that aggregate distributions, if any, will equal or exceed the shareholders' investment. Sales of portfolio company securities will be the principal source of distributable cash to shareholders. The directors have absolute discretion in the timing of distributions to shareholders. Securities we acquire through equity investments will be held by us and will be sold or distributed at the sole discretion of the Board of Directors.

We indemnify officers and directors to the maximum extent permitted by Delaware law.

Our articles of incorporation provide for indemnification of directors, officers, employees and our agents to the full extent permitted by Delaware law and the 1940 Act.

There are significant potential conflicts of interest, which could impact our investment returns

Our executive officer(s) and director(s) serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock has no prior trading market or liquidity, and we cannot assure you that any trading market will develop.

Prior to the date of this registration statement, there has not been any established trading market for our common stock. If we reach a point where we have a sufficient number of shareholders, of which we cannot assure you, we will attempt to locate a market maker to file an application to quote the shares of our common stock on the OTCBB or a similar quotation service, although we cannot assure you as to the timing of that application or the likelihood of it being accepted. If the application is accepted, we cannot predict the extent to which investor interest will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, which may adversely affect our ability to raise capital through future equity financings. These factors, many over which we have no control and that may not be directly related to us, include the following:

o Significant volatility in the market price and trading volume of securities of closed-end investment companies, business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

o Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

o     A loss of BDC status;

o     Changes in earnings or variations in operating results;

o     Changes in the value of our portfolio of investments;

o Any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

o     Departure of key personnel;

o     Potential legal and regulatory matters;

o Operating performance of companies comparable to us; and o General economic trends and other external factors.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

If a market does develop for our shares of common stock, of which we can make no assurances, subsequent sales of substantial amounts of our common stock or the availability of such shares for sale, could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We are authorized to issue up to 200,000,000 shares of common stock, par value $.0001 per share. Our Board of Directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of our common stock. These issuances may also serve to enhance existing management's ability to maintain control of the Company.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o That a broker or dealer approve a person's account for transactions in penny stocks; and

o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o Obtain financial information and investment experience objectives of the person; and

o Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o Sets forth the basis on which the broker or dealer made the suitability determination; and

o That the broker or dealer receives a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have limited operating history upon which to base your investment decision.

While we have started operations, we have limited operating history available to evaluate the likelihood of the success of our business. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

As a result of our lack of operating history, and the other risks described herein, we are unable to accurately forecast our revenues. Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize. Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.

Our ability to generate revenues will depend upon many factors. We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications. Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.

Our management has limited experience with BDC's.

While we believe that our management possesses certain fundamental business skills that will increase our likelihood to succeed, our management team has never operated a BDC and must be considered as inexperienced when it comes to both the day to day operations of an investment company and the management of investments. We intend to rely on the general skills and business acumen of our management team as well as engaging other professionals and consultants from time to time to insure that our management gains the expertise to manage a BDC.

The businesses in which we intend to invest are subject to macro and micro trends in business, finance, politics, and law.

Our potential portfolio investments are located nationwide. Future unfavorable economic conditions, including those resulting from further or protracted economic instability or down turns cannot be estimated at this time due to the uncertainties associated with such economic conditions, and the extent to which the sale of portfolio company products will be affected thereby.

The businesses in which we plan to invest are materially affected by competition.

Our portfolio companies will face competition on a nationwide basis. Competition for their products will come from companies that may be larger, have more experienced management and be better financed that our portfolio companies.

We may sustain substantial losses from fraud.

The risk of fraud losses varies with, among other things, general economic conditions, and the effectiveness of security procedures utilized. However, although management believes that any loss due to fraud will be immaterial, there can be no assurance that fraud loss experience will not become material in amount. It must be noted that BDC's are required to have in place certain safeguards which may render these risks from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud.

Restrictions imposed upon the resale of our capital stock may require you to hold your common stock for an indefinite period of time.

None of the securities we have issued or will issue in the future, based upon current plans, will be registered under the Securities Act. The common stock we have sold is intended to be exempt from registration pursuant to Regulation E, which permits in conformity therewith, issuance of shares without restriction on further transfer. While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, you might be required to hold your common stock, either until our stock is registered under the Securities Act, or an exemption from the registration requirements of the Securities Act, and an exemption from the registration requirements of the blue-sky laws of your state, is available to you. Unless the certificates are sold pursuant to exemption, they will bear legends restricting subsequent transfers pursuant to the restrictions listed above as well as additional restrictions contained in our by-laws. As a result, you may not be able to liquidate your investment readily.

You will suffer immediate and substantial dilution in the value of your investment, and it may be further diluted in the future.

The purchasers of our common stock will suffer an immediate and substantial dilution in the book value of their investment. We may sell additional equity in the future that may further dilute the value of your investment.

Senior management may be granted the right, and other employees and consultants may have the right, under certain circumstances, to acquire additional shares of our common stock. If such a grant of a right occurred at a time where the price of the stock had fallen relative to the current market value and fell below the price paid by you, management might be given the right to purchase stock at a price below your cost. Additionally, reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to investors, including management, at prices below the price paid by you. In either of these cases, the value of your investment would be further diluted.

Your influence in matters requiring shareholder action will be limited.

The officers and directors own less than a majority of the issued and outstanding shares of our voting securities (20.22% at March 1, 2006). While the number of shares controlled by the officers and directors is less than a majority, their position of control is material and significant.

Pursuant to the Company's Articles of Organization, the Company's Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

We will have broad discretion in using the proceeds from sales of our common stock.

Although we have identified generally the manner in which we expect to utilize the proceeds from sales of our common stock, we will have broad discretion in determining the specific uses of the proceeds. You will not have an opportunity to evaluate the basis for our decisions on the use of the proceeds, and will not be able to participate in such decisions. As discussed above, the use of proceeds may not be inconsistent with our goals and objectives of our operation as a BDC. However, we have not yet signed any contracts with any professionals or consultants; including those whose help or assistance is contemplated. Therefore, we can not accurately predict costs associated with such professionals and consultants. For that reason, the use of proceeds can not be determined with absolute certainty.

ITEM 2: PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our offices are located at 4500 Cameron Valley Parkway, Charlotte, North Carolina, where we occupy our office space pursuant to our administration agreement with First Colony. Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3: LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

                                     Part II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the pink sheets under the symbol "CEEH.PK".

The market closing, high and low prices during each quarter since our stock began trading on July 27, 2005, are as follows:

      QUARTER ENDED                    CLOSING      HIGH         LOW

      September 30, 2005                1.50        1.50        1.50
      December 31, 2005                 1.30        1.40        1.00


As of March 1, 2006, there were 8,681,711 shares of common stock issued and outstanding, held by approximately 48 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

ITEM 6: SELECTED FINANCIAL DATA

The following table represents our selected financial and other data and has been derived from our audited financial statements for the years ended December 31, 2005 and 2004. The Company did not have operations in prior years. The information below should be read in conjunction with Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included in Item 8 herein.

                                                                 Year Ended
                                                                December 31,
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
Statements of Operations Data:
 Income from operations                                  $     4,798    $        --
 Expenses                                                    158,658         18,818
                                                         -----------    -----------
     Net loss from operations                               (153,860)       (18,818)
 Net realized and unrealized gains (losses)                  (18,319)         3,500
                                                         -----------    -----------
     Net decrease in net assets from operations          $  (172,179)   $   (15,318)
                                                         ===========    ===========

 Net decrease in net assets from operations per share,
     basic and diluted                                   $    (.0328)   $    (.0049)

 Weighted average shares, basic and diluted                5,245,319      3,109,290

Statements of Net Assets Data:
 Investments at fair value                               $   257,000    $   128,500
 Investments at cost                                         222,819        125,000
 Cash and cash equivalents                                 2,217,525            500
 Total assets                                              2,537,036        129,000
 Total liabilities                                             7,684         15,698
 Net assets                                              $ 2,529,352    $   113,302

 Common stock outstanding at year end                      8,606,211      4,000,000


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-K. The Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

Pursuant to the requirements of the Investment Company Act of 1940 ("1940 Act"), our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. At the current time, two of our investments has a market quotation and one does not.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

Our equity interest in portfolio companies for which there is no liquid public market are valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. The determined values are generally discounted to account for restrictions on resale and minority ownership positions, if applicable.

GENERAL

Our primary investment objective is to increase our net assets by investing in targeted start-up companies. We seek to sell our investments in private companies into publicly traded portfolio companies whenever possible, as this provides us with the potential for added liquidity.

In addition to our investment objective, we seek to earn interest on our loans to portfolio companies and in some cases will have management fee agreements with the portfolio companies.

Our expenses include salaries and wages, professional fees and general and administrative costs. General and administrative costs include rent, depreciation, office, investor and other overhead costs.

FINANCIAL CONDITION

Our total assets were $2,537,036 and our net assets were $2,529,352 at December 31, 2005, as compared to total assets of $129,000 and net assets of $113,302 at December 31, 2004. The substantial increase in assets and net assets during 2005 is primarily due to our sales of common stock which have raised $2,545,212 as of December 31, 2005.

Our common shares increased from 4,000,000 at December 31, 2004 to 8,606,211 at December 31, 2005. The increase consisted of the following:

      Balance at December 31, 2004                                    4,000,000
      Shares retired in exchange for investment                      (2,950,000)
      Shares issued in exchange for payment of accounts payable       3,950,000
      Shares issued to acquire investment                                 6,000
      Shares issued in exchange for stockholder loan                     55,000
      Shares issued for cash                                          2,545,211
      Shares issued for stock subscription receivable                 1,000,000
                                                                      ---------

      Balance at December 31, 2005                                    8,606,211
                                                                      =========


Our financial condition is dependent upon a number of factors, primarily the value of our portfolio companies and the proceeds we receive from any liquidity events. Of the $2,545,212 we raised from sale of our common stock, $2,237,712 was received in December 2005. Accordingly, these funds were not invested in portfolio companies at December 31, 2005. The businesses we plan to invest in will generally be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies or business plans and have no or a limited history of operations.

Our investment activity during the past two years is as follows:

Issue common stock to acquire investment in American Resource
  Management, Inc.                                                    $  20,000
Issue common stock to acquire investment in Sanguaro Holdings Corp.     105,000
  Balance at cost at December 31, 2004                                  125,000
Issue common stock to acquire additional investment in American
  Resource Management, Inc.                                               6,000
Acquire investment in Tandy Leather Factory, Inc. for cash               96,819
Cash loan to PPCT Holdings, Inc.                                        100,000
Receive our common stock in exchange for our investment in Sanguaro
  Holdings Corp.                                                       (105,000)
                                                                      ---------
    Balance at cost at December 31, 2005                              $ 222,819
                                                                      =========

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company in order to: (1) increase our ownership percentage; (2) exercise warrants or options that were acquired in a prior financing; (3) preserve our proportionate ownership in a subsequent financing; or (4) attempt to preserve or enhance the value of our investment. Such additional investments are referred to as "follow-on" investments. There can be no assurance that we will make follow-on investments or have sufficient funds to make additional investments. The failure to make such follow-on investments could jeopardize the viability of the portfolio company and our investment or could result in a missed opportunity for us to participate to a greater extent in a portfolio company's successful operations. We attempt to maintain adequate liquid capital to make follow-on investments in our portfolio companies. However, there can be no assurance that we will have liquid capital. We may elect not to make a follow-on investment either because we do not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements, even though the follow-on investment opportunity appears attractive.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. The following is a discussion of our equity price risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors' good faith determination of their fair value (which may be based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CHANTICLEER HOLDINGS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page

Report of Independent Registered Public Accounting Firm                    30
Report of Independent Auditor                                              31
Statements of Net Assets at December 31, 2005 and 2004                     32
Statements of Operations for the Years Ended December 31, 2005, 2004
  and 2003                                                                 33
Statements of Cash Flows for the Years Ended December 31, 2005, 2004
  and 2003                                                                 34
Statements of Changes in Net Assets for the Years Ended December 31,
  2005, 2004 and 2003                                                      35
Schedules of Investments at December 31, 2005 and 2004                     36
Notes to Financial Statements                                              37
Financial Highlights for the Years Ended December 31, 2005, 2004 and
  2003                                                                     46

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, Oklahoma 74136

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Stockholders
Chanticleer Holdings, Inc.:

We have audited the accompanying statements of net assets, including the schedules of investments, of Chanticleer Holdings, Inc. (the "Company") as of December 31, 2005 and 2004, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2005 and 2004. These financial statements and schedules of investments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules of investments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedules of investments referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. as of December 31, 2005 and 2004, and the results of its operations, cash flows and changes in net assets for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
March 20, 2006

                              GUEST & COMPANY, P.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, Oklahoma 74136

                          Independent Auditor's Report
                          ----------------------------

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

                                    /s/ Guest & Company, P.C.

April 13, 2004
Tulsa, Oklahoma

                           Chanticleer Holdings, Inc.
                            Statements of Net Assets
                        As of December 31, 2005 and 2004

                                                                         2005           2004
                                                                     -----------    -----------

ASSETS
Investments in non-controlled affiliates (cost $222,819 and
  $125,000) at December 31, 2005 and 2004, respectively              $   257,000    $   128,500
Cash and cash equivalents                                              2,217,525            500
Prepaid expenses and other assets                                         27,446
Fixed assets, net                                                         35,065             --
                                                                     -----------    -----------
  TOTAL ASSETS                                                         2,537,036        129,000
                                                                     -----------    -----------

LIABILITIES
  Accounts payable                                                         7,684         15,698
                                                                     -----------    -----------
  TOTAL LIABILITIES                                                        7,684         15,698
                                                                     -----------    -----------
NET ASSETS                                                           $ 2,529,352    $   113,302
                                                                     ===========    ===========

Commitments and contingencies

COMPOSITION OF NET ASSETS
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
    issued and outstanding 8,606,211shares and 4,000,000 shares at
    December 31, 2005 and 2004, respectively                         $       861    $       400
  Additional paid in capital                                           3,716,489        128,720
  Stock subscription receivable                                       (1,000,000)            --
  Accumulated deficit:
    Accumulated net operating loss                                      (173,179)       (19,318)
    Net realized loss on investments                                     (49,000)            --
    Net unrealized appreciation of investments                            34,181          3,500
                                                                     -----------    -----------
NET ASSETS                                                           $ 2,529,352    $   113,302
                                                                     ===========    ===========
NET ASSET VALUE PER SHARE                                            $    0.2939    $    0.0283
                                                                     ===========    ===========

See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Operations
              For the Years Ended December 31, 2005, 2004 and 2003

                                                                 2005           2004           2003
                                                             -----------    -----------    -----------
Income from operations:
  Interest income                                            $     4,798    $        --    $        --
                                                             -----------    -----------    -----------
                                                                   4,798             --             --
Expenses:
  Salaries and wages                                              72,842             --             --
  Professional fees                                               34,858         17,920             --
  Interest expense                                                   810            898             --
  Selling, general and administrative expense                     50,148             --             --
                                                             -----------    -----------    -----------
                                                                 158,658         18,818             --
                                                             -----------    -----------    -----------
Loss before income taxes                                        (153,860)       (18,818)            --
Income taxes                                                          --             --             --
                                                             -----------    -----------    -----------
Net loss from operations                                        (153,860)       (18,818)            --
                                                             -----------    -----------    -----------

Net realized and unrealized losses in non-controlled
  affiliate investments:
Net realized loss on investment, net of income tax benefit
  of $0                                                          (49,000)            --             --
Change in unrealized appreciation of
  investments, net of deferred tax expense of $0
  in 2005, 2004 and 2003, respectively                            30,681          3,500             --
                                                             -----------    -----------    -----------
Net decrease in net assets from operations                   $  (172,179)   $   (15,318)   $        --
                                                             ===========    ===========    ===========

Net decrease in net assets from operations per share,
  basic and diluted                                          $   (0.0328)   $   (0.0049)   $        --
                                                             ===========    ===========    ===========
Weighted average shares outstanding                            5,245,319      3,109,290      1,000,000
                                                             ===========    ===========    ===========

See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003

                                                            2005           2004           2003
                                                        -----------    -----------    -----------
Cash flows from operating activities:
 Net decrease in net assets from operations             $  (172,179)   $   (15,318)   $        --
 Adjustments to reconcile net decrease in net assets
   from operations to net cash used in operating
   activities:
     Change in unrealized appreciation of investments       (30,681)        (3,500)            --
     Depreciation                                             1,394             --             --
     Loss on sale of investments                             49,000             --             --
     Increase in other assets                               (27,446)            --             --
     Increase in accounts payable                            40,003         15,698             --
                                                        -----------    -----------    -----------
          Net cash used in operating activities            (139,909)        (3,120)            --
                                                        -----------    -----------    -----------

Cash flows from investing activities:
  Purchase of investments                                  (196,819)            --             --
  Purchase of fixed assets                                  (36,459)            --             --
                                                        -----------    -----------    -----------
          Net cash used by investing activities            (233,278)            --             --
                                                        -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                      2,535,212             --             --
  Loan from shareholder                                      55,000             --             --
  Contribution by shareholder                                    --          3,120             --
                                                        -----------    -----------    -----------
          Net cash provided by financing activities       2,590,212          3,120             --
                                                        -----------    -----------    -----------
Net increase in cash and cash equivalents                 2,217,025             --             --
Cash and cash equivalents, beginning of year                    500            500            500
                                                        -----------    -----------    -----------
Cash and cash equivalents, end of year                  $ 2,217,525    $       500    $       500
                                                        ===========    ===========    ===========

Supplemental cash flow information:
  Cash paid for interest and income taxes:
     Interest                                           $       810    $       898    $        --
     Income taxes                                                --             --             --

Non-cash investing and financing activities:
  Exchange of investment for common stock which was
     retired                                                 56,000             --             --
  Issued common stock in exchange for:
     Assumption of accounts payable                          48,017             --             --
     Acquisition of investments                               6,000        125,000             --
     Repayment of loan from shareholder                      55,000             --             --
     Stock subscription receivable                        1,000,000             --             --

See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                       Statements of Changes in Net Assets
              For the Years Ended December 31, 2005, 2004 and 2003

                                                              2005           2004           2003
                                                          -----------    -----------    -----------

Changes in net assets from operations:
 Net loss from operations                                 $  (153,860)   $   (18,818)   $        --
 Net realized loss on sale of investments, net                (49,000)            --             --
 Change in net unrealized appreciation
  of investments, net                                          30,681          3,500             --
                                                          -----------    -----------    -----------
     Net decrease in net assets from operations              (172,179)       (15,318)            --
                                                          -----------    -----------    -----------

Capital stock transactions
 Common stock issued for cash                               2,535,212             --             --
 Common stock issued for loan from stockholder                 55,000             --             --
 Common stock issued for accounts payable                      48,017             --             --
 Common stock issued in acquisition of investments              6,000        125,000             --
 Cash contributed by stockholder                                   --          3,120             --
 Common stock retired in disposition of investment            (56,000)            --             --
                                                          -----------    -----------    -----------
     Net increase in net assets from stock transactions     2,588,229        128,120             --
                                                          -----------    -----------    -----------
Net increase in net assets                                  2,416,050        112,802             --
Net assets at beginning of year                               113,302            500            500
                                                          -----------    -----------    -----------
Net assets at end of year                                 $ 2,529,352    $   113,302    $       500
                                                          ===========    ===========    ===========

See accompanying notes to financial statements.

                                      Chanticleer Holdings, Inc.
                                       Schedules of Investments
                                   As of December 31, 2005 and 2004

               Date of                                                               Original       Fair         Percent
Shares       Acquisition                                                               Cost         Value       Net Assets

                           As of December 31, 2005

   500,000     Jun-04      American Resource Management, Inc. (Pink Sheets:          $  26,000   $    20,000          0.79%
               Jul-05      ARMM); energy resource-based holding company
    20,000     Sep-05      Tandy Leather Factory, Inc. (AMEX:TLF); specialty            96,819       137,000          5.42%
               Oct-05      retailer and wholesale distributor of leather products,
                           tools and leather finishes and kits
      Loan     Sep-05      PPCT Holdings, Inc. (Privately held);                       100,000       100,000          3.95%
               Oct-05      manufacturer and distributor of security products
                           and training manuals
                                                                                     ---------   -----------    ----------
                           Total investments at December 31, 2005                    $ 222,819       257,000         10.16%
                                                                                     =========
                           Cash and other assets, less liabilities                                 2,272,352
                                                                                                 -----------
                           Net assets at December 31, 2005                                       $ 2,529,352
                                                                                                 ===========


                           As of December 31, 2004

   200,000     Jun-04      American Resource Management, Inc. (Pink Sheets:          $  20,000   $     6,000          5.30%
                           ARMM); energy resource-based holding company
    35,000     Jun-04      Sanguaro Holdings Corp. (Pink Sheets:SGUJ);                 105,000       122,500        108.12%
                           energy company developing sour gas treatment
                           process
                                                                                     ---------   -----------    ----------
                           Total investments at December 31, 2004                    $ 125,000       128,500        113.41%
                                                                                     =========
                           Cash and other assets, less liabilities                                   (15,198)
                                                                                                 -----------
                           Net assets at December 31, 2004                                       $   113,302
                                                                                                 ===========

See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Notes to Financial Statements

1.    NATURE OF BUSINESS

      A.    ORGANIZATION

            Chanticleer Holdings, Inc. (the "Company" and formerly Tulvine Systems, Inc.) was organized October 21, 1999, under the laws of the State of Delaware. The Company previously had limited operations and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" was considered a development stage company until July 2005. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

      B.    INVESTMENT COMPANY

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

            As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) The Company must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

            o     Cash;

            o     Cash equivalents;

            o     U.S. Government securities; or

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

      2.    SIGNIFICANT ACCOUNTING POLICIES

            USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments in portfolio companies and deferred tax asset valuation allowances. Actual results could differ from those estimates.

      INVESTMENTS IN NON CONTROLLED AFFILIATES

      Pursuant to the requirements of the 1940 Act, the Board of Directors of the Company is responsible for determining, in good faith, the fair value of securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors will consider valuation appraisals provided by an independent valuation service provider, when considered necessary. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on a national securities exchange or by a national securities association.

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

      Without a readily available market value, the value of the portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market existed for such equity securities. Both equity securities owned by the Company at December 31, 2005, and 2004, were listed securities, although they had limited trading volume. In addition, in 2005, the Company made a loan in the amount of $100,000 to a company in which it expects to make an equity investment.

      CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      REVENUE RECOGNITION

      The Company's only source of revenue to date is interest income earned from cash investments. In the future, the Company expects to earn revenue for management and other technical services provided to its portfolio investment companies. Payment for these services may be in the form of unregistered shares of common stock of the portfolio company, which will be recorded based on the fair value determination of our Board of Directors.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash and accounts payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

      FIXED ASSETS

      Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2005. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property, plant and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

      INCOME TAXES

      The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.

      STOCK-BASED COMPENSATION

      Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

      In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123-R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. This statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123-R in the 1st quarter of 2006. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company may have stock-based payment transactions in the future which would require accounting as discussed above.

      As of December 31, 2005 and 2004, there were no options outstanding.

      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share are determined by dividing the net earnings (loss) by the weighted average shares of common stock outstanding plus the dilutive effects of stock options, warrants and other convertible securities. There were no common stock equivalents outstanding during the years ended December 31, 2005, 2004 and 2003. Accordingly, basic and fully-diluted loss per share is the same for all periods.

      CONCENTRATION OF CREDIT RISK

      Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash balances may exceed the FDIC insurance limit of $100,000.

      SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

      Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3.    INVESTMENTS

VALUATION OF INVESTMENTS

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) and Rule 2a-4 under the Investment Company Act of 1940 (the "1940 Act"), it is incumbent upon the Board of Directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the Board of Directors may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the Board of Directors' direction. The Board of Directors must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The Directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not Directors, the findings of such individuals must be carefully reviewed by the Directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value in good faith" can be established, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the Board of Directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale. Methods that use this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors that the Board of Directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies and other relevant matters.

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

      o Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange.

      o     Total revenues for the preceding twelve months.

      o     Earnings before interest, taxes and depreciation.

      o     Estimate of likely sale price of investment.

      o     Net assets of investment.

      o Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

      - Where no or limited revenues or earnings are present, then the value shall be the greater of the investments: a) net assets, b) estimated sales price, or c) total amount of actual investment.

      - Where revenues and/or earnings are present, then the value shall be the greater of one-times (1x) revenues or three-times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

      - Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

Utilizing the foregoing method, the Company has valued its investments as follows:

      American Resource Management, Inc. (Pink Sheets:ARMM) is an energy resource-based holding company in which the Company currently owns 500,000 shares (less than 1% of the total outstanding shares) with a cost of $26,000. Based on the closing price on December 31, 2005, the Company has valued its investment at $20,000.

      Tandy Leather Factory, Inc. (AMEX:TLF) is a specialty retailer and wholesale distributor of leather products, tools and leather finishes and kits in which the Company currently owns 20,000 shares (less than 1% of the total outstanding shares) with a cost of $96,819. Based on the closing price on December 31, 2005, the Company has valued its investment at $137,000.

      PPCT Holdings, Inc. ("PPCT") and wholly owned subsidiary Special Projects Technologies, Inc. ("SPT") manufactures and distributes technology designed for criminal justice, homeland security, DOD, and intelligence sectors. SPT's current product focus includes flashlights, duty gear, handcuffs, tactical knives, batons, training equipment, ballistic/body armor, virtual shooting systems and optic devices for weapons. As of December 31, 2005, the Company has loaned PPCT $100,000 in the form of an unsecured promissory note. The acquisition of SPT by PPCT was rescinded and SPT assumed the obligation to the Company. SPT was subsequently acquired by Special Projects Group, LTD in March 2006 (Pink Sheets:SPLJ). The Company expects to convert their loan to equity before April 30, 2006. The Company has valued their investment at its cost of $100,000.

4.    INCOME TAXES

During the years ended December 31, 2005, 2004 and 2003, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

                                                2005         2004         2003
                                             ---------    ---------    ---------

Computed "expected" income tax benefit       $ (58,500)   $  (5,200)   $      --
State income taxes, net of federal benefit      (6,900)        (600)          --
Other                                              200           --           --
Valuation allowance                             65,200        5,800           --
                                             ---------    ---------    ---------
     Income tax benefit                      $      --    $      --    $      --
                                             =========    =========    =========


Significant components of deferred income tax assets are as follows:

                                       2005         2004         2003
                                    ---------    ---------    ---------

Net operating loss carryforwards    $  84,000    $   7,100    $      --
Investments                           (13,000)      (1,300)          --
                                    ---------    ---------    ---------
     Total deferred tax assets         71,000        5,800           --
Valuation allowance                   (71,000)      (5,800)          --
                                    ---------    ---------    ---------
          Net deferred tax assets   $      --    $      --    $      --
                                    =========    =========    =========


The Company has a net operating loss carryforward of approximately $221,000, which will expire at various dates beginning in 2024 through 2025, if not utilized.

5.    STOCKHOLDERS' EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 8,606,211 shares issued and outstanding at December 31, 2005. There are no warrants or options outstanding.

On April 10, 2005, the Company's sole shareholder at the time, Interim Capital Corporation, returned 2,950,000 shares of the Company's common stock to us in exchange for our investment in Sanguaro Holdings Corp. At the time of the exchange the Company had an unrealized loss of $49,000 on its investment in Sanguaro Holding Corp. Accordingly, the unrealized loss of $49,000 was reclassified as a realized loss. Simultaneously, nine individuals assumed certain of the Company's liabilities in the amount of $48,017 in exchange for 3,950,000 shares of the Company's common stock.

On May 2, 2005, the Company increased its authorized common stock from 100,000,000 shares to 200,000,000 shares.

During the year ended December 31, 2005, the Company sold 2,545,211 shares of its common stock, pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933. Proceeds were $2,545,212, less $10,000 in legal costs associated with the offering. In addition, the Company issued 55,000 shares of its common stock to a shareholder in exchange for $55,000 in loans made by the shareholder to the Company.

In July 2005, the Company exchanged 6,000 shares of its common stock for 300,000 additional shares of American Resource Management, Inc. In October 2005, the Company exchanged 1,000,000 shares of its common stock for a stock subscription receivable in the amount of $1,000,000.

6.    RELATED PARTY TRANSACTIONS

On April 10, 2005, the Company's sole shareholder at the time, Interim Capital Corporation, returned 2,950,000 shares of the Company's common stock to us in exchange for our investment in Sanguaro Holdings Corp. At the time of the exchange the Company had an unrealized loss of $49,000 on its investment in Sanguaro Holding Corp. Accordingly, the unrealized loss of $49,000 was reclassified as a realized loss.

Simultaneously, nine individuals assumed certain of the Company's liabilities in the amount of $48,017 in exchange for 3,950,000 shares of the Company's common stock. The Company's chief executive officer received 1,625,000 of these shares and the other three members of the Board of Directors received 25,000 shares each.

7.    COMMITMENTS AND CONTINGENCIES

The Company has a lease for its office with monthly payments of $2,562 through September 30, 2006, which is adequate for its current needs.

                           Chanticleer Holdings, Inc.
                              Financial Highlights
              For the Years Ended December 31, 2005, 2004 and 2003

                                                       2005           2004           2003
                                                    ----------     ----------     ----------

PER SHARE INFORMATION
 Net asset value, beginning of year                 $   0.0283     $   0.0005     $   0.0005
 Net decrease from operations                          (0.0293)       (0.0061)            --
 Net change in realized losses and unrealized
  appreciation (depreciation) of investments, net      (0.0035)        0.0011             --
 Net increase from stock transactions                   0.2984         0.0328             --
                                                    ----------     ----------     ----------
     Net asset value, end of year                   $   0.2939     $   0.0283     $   0.0005
                                                    ==========     ==========     ==========

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of year                             2,529,352        113,302            500
 Average net assets                                    358,949         64,112            500
 Ratio of expenses to average net assets                    44%            29%             0%
 Ratio of net decrease in net assets from
   operations to average net assets                         48%            24%             0%

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

                      Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO"), who also serves as the Company's principal accounting officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO, concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on his most recent evaluation as of the Evaluation Date, December 31, 2005, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

                           Changes in Internal Control

There were no significant changes made in the Company's internal controls over financial reporting, during the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

ITEM 9B: OTHER INFORMATION

Not applicable.

                                    Part III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has one Director. The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

NAME                AGE              POSITION

Michael D. Pruitt    45   President, CEO and Director since June 2005

Michael Carroll      57   Independent Director since June 2005

William Block        67   Independent Director since June 2005

Brian Corbman        30   Independent Director since August 2005


Michael D. Pruitt

Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments. The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company. In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992. From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million. The firm was sold in 1996 to Priority Freight Systems. Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold. He was the CEO, President and Chairman of the Board of OTV (formerly RCG Companies), a publicly traded holding company listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business. He is also Managing Director of Cain Capital Advisors.

Michael Carroll

Michael Carroll currently owns and operates a sales and training consulting firm based in Richmond, Virginia. Mr. Carroll has also served as a director for OneTravel Holdings, Inc., formerly RCG Companies Incorporated, since January of 2004. Mr. Carroll previously spent 22 years in the distribution business, 19 of which were in computer products distribution. From 1997 to 1999, he was a division president at Corporate Express, a publicly traded business-to-business office products and service provider. In 1978, Mr. Carroll founded MicroMagnetic, Inc., a computer supply distribution company that he sold to Corporate Express in 1997. Mr. Carroll holds a Bachelor's Degree in Business Management from The College of William & Mary in Williamsburg, Virginia, and a Master's Degree in Business Administration from Virginia Commonwealth University.

William Block

William Block has been active in small cap investing for over thirty years, both on the buy-side and on the sell-side. Mr. Block is well known for discovering small companies that have become future leaders, such as McDonalds, H&R Block, Tandy, and Hospital Corporation of America (now Columbia HCA). Mr. Block founded W.A.B. Capital, an investment research boutique that specializes in providing equity, research and investment advisory to financial institutions. Mr. Block's niche is identifying rapidly growing, yet undervalued publicly traded companies. Mr. Block and W.A.B. Capital have been featured or quoted in publications such as the Wall Street Journal, Buyside Magazine, the Wall Street Transcript and Business Week. Mr. Block serves as head of our Investment Committee.

Brian Corbman

Brian Corbman is the managing director of Ardent Advisors, a consulting company he co-founded in 2003, that specializes in business strategy and corporate advisory services for emerging growth companies. Mr. Corbman is in the process of becoming an Office of Supervisory Jurisdiction under the Westor Capital broker dealer umbrella and services buy-side institutional investors via equity research, institutional trading execution, and investment banking activities. Previously, he was an institutional salesman at Fulcrum Global Partners and Banc of America Securities. Prior to that, Mr. Corbman gained valuable corporate experience working for GSI Commerce, a publicly traded company where he was the sole corporate development analyst. A Magna cum Laude graduate of George Washington University in Washington, DC, he holds a Bachelor's degree in Business Administration. Mr. Corbman has also attained the NASD general securities principal Series 24, Series 7 and Series 63 licenses.

AUDIT COMMITTEE

The Board of Directors has determined that Michael Carroll meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Mr. Carroll is independent as specified in Item 7 (d)(3)(iv) of
Schedule 14A under the Exchange Act.

We have a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Carroll and Mr. Corbman.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of our independent auditors and review and discussion with such independent auditors of
(i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To our knowledge, based solely on a review of reports furnished to us, each of the Directors was late filing their Form 3 when they became a Director and each of the Directors did not timely file their required Form 5 for fiscal 2005.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics which was effective May 23, 2005.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which we (i) are considering a purchase or sale thereof, (ii) are being purchased or sold by us, or (iii) are being sold short by us. The Access Person is required to advise us in writing of his or her acquisition or sale of any such security.

INVESTMENT COMMITTEE

The Board of Directors of the Company adopted an Investment Committee Charter which was effective May 23, 2005.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing our contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies,
(b) the diversity and risk of our investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

ITEM 11: EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2005.

                               ANNUAL COMPENSATION

                                                              Other Annual
Name and Principal Position    Year    Salary      Bonus      Compensation
----------------------------   ----   --------   ----------   ------------

Michael D. Pruitt (CEO since   2005   $     --   $       --   $         --
 June 2005) (1)                2004        N/A          N/A            N/A
                               2003        N/A          N/A            N/A

Ross Silvey (CEO until         2005   $     --           --             --
 June 2005) (2)                2004   $     --           --             --
                               2003   $     --           --             --

(1) Mr. Pruitt did not receive any compensation during 2005.
(2) Mr. Silvey did not receive any compensation during his term in office as CEO.


                          LONG TERM COMPENSATION AWARDS

During the year ended December 31, 2005, we did not have any long term compensation awards.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

During the year ended December 31, 2005, we did not have any option/SAR grants.

We do not have a long term incentive plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None.

                              DIRECTOR COMPENSATION

Outside directors receive quarterly director fees of $1,500.

                              EMPLOYMENT AGREEMENTS

None

                                REPRICING OPTIONS

We did not adjust or amend the exercise price of any stock options or SAR's previously awarded during the year ended December 31, 2005.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of March 1, 2006, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of March 1, 2006, there were 8,681,711 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                 Name and Address of                  Amount and Nature of
Title of Class   Beneficial Owner                       Beneficial Owner     % of Class
--------------   ----------------------------------   --------------------   ----------

Common           Palisades Master Fund, LP                       4,200,000        48.38%
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC 28211

                        SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 1, 2006, the most recent practicable date. As of March 1, 2006, there were 8,681,711 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                 Name and Address of                  Amount and Nature of
Title of Class   Beneficial Owner                       Beneficial Owner     % of Class
--------------   ----------------------------------   --------------------   ----------

Common           Michael D. Pruitt (1)                           1,680,361        19.36%
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC 28211

Common           Michael Carroll                                    25,000            *
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC 28211

Common           William Block                                      25,000            *
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC 28211

Common           Brian Corbman                                      25,500            *
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC 28211

Common           All officers and directors as a                 1,755,861        20.22%
                 Group (4 persons)

(1) All shares are held by Avenel Foundation for which Mr. Pruitt is Trustee.

* Less than 1%.

                      EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 10, 2005, the Company's sole shareholder at the time, Interim Capital Corporation, returned 2,950,000 shares of the Company's common stock to us in exchange for our investment in Sanguaro Holdings Corp. At the time of the exchange, the Company had an unrealized loss of $49,000 on its investment in Sanguaro Holding Corp. Accordingly, the unrealized loss of $49,000 was reclassified as a realized loss.

Simultaneously, nine individuals assumed certain of the Company's liabilities in the amount of $48,017 in exchange for 3,950,000 shares of the Company's common stock. The Company's chief executive officer received 1,625,000 of these shares and the other three members of the Board of Directors received 25,000 shares each.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

For the fiscal year ended December 31, 2005, Creason & Associates, P.L.L.C. ("Creason") billed the Company $15,950 for services rendered through March 28, 2006, for the audit of the Company's financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

For the fiscal year ended December 31, 2004, Creason billed the Company $6,350 for services rendered for the audit of the Company's financial statements included in its report on Form 10-K filed with the SEC.

TAX FEES

Not applicable.

OTHER FEES

None.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as part of this report:

            1. Financial Statements - The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

                  o     Reports of Independent Certified Public Accountants

                  o     Statements of Net Assets at December 31, 2005 and 2004

                  o Statements of Operations - For the fiscal years ended December 31, 2005, 2004 and 2003

                  o Statements of Cash Flows - For the fiscal years ended December 31, 2005, 2004 and 2003

                  o Statements of Changes in Net Assets - For the fiscal years ended December 31, 2005, 2004 and 2003

                  o     Schedule of Investments - At December 31, 2005 and 2004

                  o     Notes to the Financial Statements

                  o Financial Highlights - For the fiscal years ended December 31, 2005, 2004 and 2003

            2. Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

            3. Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit   Description

23.1      Consent of Guest & Company, P.C.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2006.

                                          CHANTICLEER HOLDINGS, INC.


                                          By: /s/ Michael D. Pruitt
                                             -----------------------------------
                                              Michael D. Pruitt, Chairman and
                                              Chief Executive Officer and
                                              Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date             Title (Capacity)                       Signature

March 28, 2006   Chairman and Chief Executive Officer   /s/ Michael D. Pruitt
                 (Principal Executive Officer)          ------------------------
                                                        Michael D. Pruitt


March 28, 2006   Director                               /s/ Michael Carroll
                                                        ------------------------
                                                        Michael Carroll


March 28, 2006   Director                               /s/ Brian Corbman
                                                        ------------------------
                                                        Brian Corbman


March 28, 2006   Director                               /s/ William Block
                                                        ------------------------
                                                        William Block