Form 10-Q
period 2006-03-31
Chanticleer Holdings, Inc.
filed 2006-05-12
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2006

                         Commission File Number: 0-29507

                           CHANTICLEER HOLDINGS, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2006, was 7,689,461 shares.

                           Chanticleer Holdings, Inc.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

Part I         Financial Information (unaudited)

     Item 1.   Financial Statements

               Statements of Net Assets as of March 31, 2006 and
               December 31, 2005                                             3
               Statements of Operations - For the Three Months Ended
               March 31, 2006 and 2005                                       4
               Statements of Cash Flows - For the Three Months Ended
               March 31, 2006 and 2005                                       5
               Statements of Changes in Net Assets - For the Three
               Months Ended March 31, 2006 and 2005                          6
               Financial Highlights for the Three Months Ended
               March 31, 2006 and 2005                                       7
               Schedule of Investments as of March 31, 2006 and
               December 31, 2005                                            8-9
               Notes to Financial Statements                               10-13
     Item 2.   Managements Discussion and Analysis of Financial
               Condition and Results of Operations                         14-16
     Item 3.   Quantitative and Qualitative Disclosure about Market Risk    17
     Item 4.   Controls and Procedures                                      17

Part II        Other Information                                           18-21

     Item 1.   Legal Proceedings
     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     Item 3.   Defaults Upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits
     Signatures
     Exhibits

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           Chanticleer Holdings, Inc.
                            Statements of Net Assets
                   As of March 31, 2006 and December 31, 2005

                                                                             2006            2005
                                                                          -----------     -----------
                                                                          (Unaudited)
ASSETS
Investments in non-controlled affiliates (cost $2,046,447 at March 31,
  2006 and $222,819 at December 31, 2005                                  $ 2,214,842     $   257,000
Cash and cash equivalents                                                     375,699       2,217,525
Prepaid expenses and other assets                                              23,568          27,446
Fixed assets, net                                                              39,391          35,065
                                                                          -----------     -----------
  TOTAL ASSETS                                                              2,653,500       2,537,036
                                                                          -----------     -----------

LIABILITIES
  Accounts payable                                                                 --           7,684
                                                                          -----------     -----------
  TOTAL LIABILITIES                                                                --           7,684
                                                                          -----------     -----------
NET ASSETS                                                                $ 2,653,500     $ 2,529,352
                                                                          ===========     ===========

Commitments and contingencies Composition of net assets:
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
   issued and outstanding 7,689,461 shares at March 31, 2006 and
  8,606,211 shares at December 31, 2005                                   $       769     $       861
  Additional paid in capital                                                2,799,831       3,716,489
  Stock subscription receivable                                                    --      (1,000,000)
  Accumulated deficit:
    Accumulated net operating loss                                           (272,360)       (173,179)
    Net realized loss on investments                                          (43,136)        (49,000)
    Net unrealized appreciation of investments                                168,396          34,181
                                                                          -----------     -----------
Net assets                                                                $ 2,653,500     $ 2,529,352
                                                                          ===========     ===========
Net asset value per share                                                 $    0.3451     $    0.2939
                                                                          ===========     ===========


See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Operations
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                         2006            2005
                                                                      -----------     -----------
Income from operations:
  Interest and dividend income                                        $    18,089     $        --
                                                                      -----------     -----------
                                                                           18,089              --
Expenses:
  Salaries and wages                                                       48,552              --
  Professional fees                                                         6,711           3,000
  Interest expense                                                             --             430
  Selling, general and administrative expense                              62,007             660
                                                                      -----------     -----------
                                                                          117,270           4,090
                                                                      -----------     -----------
Loss before income taxes                                                  (99,181)         (4,090)
Income taxes                                                                   --              --
                                                                      -----------     -----------
Net loss from operations                                                  (99,181)         (4,090)
                                                                      -----------     -----------

Net realized and unrealized gains (losses) in non-controlled affiliate investments:
Net realized gain on investment, net of income tax provision of $0          5,864              --
Change in unrealized appreciation (depreciation) of investments,
  net of deferred tax expense of $0 in 2006 and 2005, respectively        134,215         (54,500)
                                                                      -----------     -----------
Net increase (decrease) in net assets from operations                 $    40,898     $   (58,590)
                                                                      ===========     ===========

Net increase (decrease) in net assets from operations per share,
  basic and diluted                                                   $    0.0053     $   (0.0146)
                                                                      ===========     ===========
Weighted average shares outstanding                                     7,678,089       4,000,000
                                                                      ===========     ===========


See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                        2006            2005
                                                                     -----------     -----------
Cash flows from operating activities
Net increase (decrease) in net assets from operations                $    40,898     $   (58,590)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating
 activities:
  Change in unrealized (appreciation) depreciation of investments       (134,215)         54,500
  Depreciation                                                             1,872              --
  (Increase) decrease in prepaid expenses and other assets                 3,878              --
  Increase (decrease) in accounts payable                                 (7,684)          3,610
                                                                     -----------     -----------
     Net cash used in operating activities                               (95,251)           (480)
                                                                     -----------     -----------

Cash flows from investing activities
  Purchase of investments                                             (1,823,627)             --
  Purchase of fixed assets                                                (6,198)             --
                                                                     -----------     -----------
     Net cash used by investing activities                            (1,829,825)             --
                                                                     -----------     -----------

Cash flows from financing activities
 Proceeds from sale of common stock                                       83,250              --
                                                                     -----------     -----------
     Net cash provided by financing activities                            83,250              --
                                                                     -----------     -----------
Net decrease in cash and cash equivalents                             (1,841,826)           (480)
Cash and cash equivalents, beginning of period                         2,217,525             500
                                                                     -----------     -----------
Cash and cash equivalents, end of period                             $   375,699     $        20
                                                                     ===========     ===========

Supplemental Cash Flow Information:
 Cash paid for interest and income taxes:
     Interest                                                        $        --     $        --
     Income taxes                                                             --              --

 Non-cash investing and financing activities:
  Cancellation of stock subscription receivable                      $ 1,000,000     $        --


See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                       Statements of Changes in Net Assets
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                 2006            2005
                                                              -----------     -----------
Changes in net assets from operations:
 Net loss from operations                                     $   (99,181)    $    (4,090)
 Realized gain on sale of investments, net                          5,864              --
 Change in net unrealized appreciation (depreciation)
  of investments, net                                             134,215         (54,500)
                                                              -----------     -----------
     Net increase (decrease) in net assets from operations         40,898         (58,590)
                                                              -----------     -----------

Capital stock transactions
 Common stock issued for cash                                      83,250              --
                                                              -----------     -----------
     Net increase in net assets from stock transactions            83,250              --
                                                              -----------     -----------
          Net increase in net assets                              124,148         (58,590)
Net assets at beginning of period                               2,529,352         113,302
                                                              -----------     -----------
Net assets at end of period                                   $ 2,653,500     $    54,712
                                                              ===========     ===========


See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                              Financial Highlights
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                            2006            2005
                                                         ----------      ----------
PER SHARE INFORMATION
 Net asset value, beginning of period                    $   0.2939      $   0.0283
 Net decrease from operations                               (0.0114)        (0.0010)
 Net change in realized gains (losses) and unrealized
  appreciation (depreciation) of investments, net            0.0161         (0.0136)
 Net increase from stock transactions                        0.0465              --
                                                         ----------      ----------
     Net asset value, end of period                      $   0.3451      $   0.0137
                                                         ==========      ==========

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                2,653,500          54,712
 Average net assets                                       2,576,805          98,655
 Ratio of expenses to average net assets                          5%              4%
 Ratio of net increase (decrease) in net assets from
     operations to average net assets                             2%           -59%
Common stock outstanding at end of period                 7,689,461       4,000,000
Weighted average shares outstanding during period         7,678,089       4,000,000



See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                             Schedule of Investments
                              As of March 31, 2006
                                   (Unaudited)

  Shares/      Date of                                                            Original         Fair        Percent
  Interest   Acquisition                                                            Cost           Value      Net Assets
   500,000     Jun-04    American Resource Management, Inc. (Pink Sheets:        $   26,000     $   20,000            1%
               Jul-05    ARMM); energy resource-based holding company
    17,300     Sep-05    Tandy Leather Factory, Inc. (AMEX:TLF); specialty           83,100        119,370            4%
               Oct-05    retailer and wholesale distributor of leather products,
                         tools and leather finishes and kits
   800,000     Sep-05    Special Projects Group (Pink Sheets:SPLJ)                  102,403        120,000            5%
                         distributor and marketer of security and
                         defense products and training manuals
     1,200     Jan-06    Polaris Industries Partners, Inc. (NYSE:PII);               56,728         65,472            2%
                         manufacturer of ATV's, snowmobiles and
                         motorcycles
   100,000     Mar-06    Global Beverage Solutions, Inc. (OTCBB:GBVS);              100,000        115,000            4%
                         BDC holding company for manufacturing,
                         distributing and marketing of beverages world-wide
 Loan          Mar-06    ADD-A-MAN, LLC (Privately held); Note receivable            50,000         50,000            2%
                         with interest at 10% due September 2, 2006
     33.3%     Mar-06    LFM Management, LLC, dba 1st Choice Mortgage               250,000        250,000            9%
                         (Privately held); Direct to consumer brokerage
                         company
 Pending       Jan-06    Bouncing Brain Productions, LLC (Privately held);          250,000        250,000            9%
                         Inventor promotion company
      8.0%     Mar-06    Chanticleer Investors, LLC (Privately held);             1,000,000      1,000,000           38%
                         Investment LLC
     37.5%     Jan-06    Deep Rock LLC; working interest in two oil and gas         128,216        225,000            9%
                         properties
                                                                                 ----------     ----------    ----------
                         Total investments at March 31, 2006                     $2,046,447      2,214,842           83%
                                                                                 ==========
                         Cash and other assets, less liabilities                                   438,658           17%
                                                                                                ----------    ----------
                         Net assets at March 31, 2006                                           $2,653,500          100%
                                                                                                ==========    ==========


See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                             Schedule of Investments
                             As of December 31, 2005

  Shares/      Date of                                                            Original        Fair        Percent
  Interest   Acquisition                                                            Cost          Value      Net Assets
   500,000     Jun-04    American Resource Management, Inc. (Pink Sheets:        $  26,000     $   20,000            1%
               Jul-05    ARMM); energy resource-based holding company;
                         .79% of net assets
    20,000     Sep-05    Tandy Leather Factory, Inc. (AMEX:TLF); specialty          96,819        137,000            5%
               Oct-05    retailer and wholesale distributor of leather products,
                         tools and leather finishes and kits; 5.42% of net
                         assets
    Loan       Sep-05    PPCT Holdings, Inc. (Privately held);                     100,000        100,000            4%
                         manufacturer and distributor of security products
                         and training manuals; 3.95% of net assets
                                                                                 ---------     ----------    ----------
                         Total investments at December 31, 2005                  $ 222,819        257,000           10%
                                                                                 =========
                         Cash and other assets, less liabilities                                2,272,352           90%
                                                                                               ----------    ----------
                         Net assets at December 31, 2005                                       $2,529,352          100%
                                                                                               ==========    ==========


See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

A.    Nature of Business and Significant Accounting Policies

      (1) Organization - Chanticleer Holdings, Inc. (the "Company", "we", or "us") was organized October 21, 1999, under the laws of the State of Delaware. The Company previously had limited operations and in accordance with SFAS No. 7 was considered a development stage company until July 2005. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended December 31, 2005, which is included in the Company's Form 10-K.

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

B.    Investments

Investments at March 31, 2006 and December 31, 2005, may be summarized as follows:

                                                            2006         2005
--------------------------------------------------------------------------------

      Investments at cost                                $2,046,447   $  222,819
      Unrealized appreciation of investments, net           168,395       34,181
                                                         ----------   ----------
      Fair value of investments                          $2,214,842   $  257,000
                                                         ==========   ==========

Investments are detailed on schedules on pages 8 and 9, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors.

C.    Stockholders' Equity

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 7,689,461 shares issued and outstanding at March 31, 2006. There are no warrants or options outstanding.

On May 2, 2005, the Company increased its authorized common stock from 100,000,000 shares to 200,000,000 shares.

During the three months ended March 31, 2006, the Company sold 83,250 shares of its common stock, pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds of $83,250. In addition, during the three months ended March 31, 2006, the Company determined they were not going to be paid on the stock subscription receivable of $1,000,000 and the related 1,000,000 shares have been returned to counsel to be cancelled.

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

The value of our equity interests in public companies for which market quotations are readily available is based on the closing public market price. Securities that carry certain restrictions on sale will typically be valued at a discount from the public market value for the security.

Financial Condition

Our net assets were $2,653,500 and $2,529,352 at March 31, 2006, and December 31, 2005, respectively. Net asset value per share was $.3451 at March 31, 2006, and $0.2939 at December 31, 2005.

The increase in net assets of $124,148 includes net capital stock transactions in the amount of $83,250 plus the net increase in net assets from operations of $40,898.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Net loss from operations during the three months ended March 31, 2006, was $99,181 as compared to $4,090 in the year earlier period. The increased loss is mainly the result of an increase in payroll of $48,552 and an increase in selling, general and administrative expenses in the amount of $61,347. These increases are primarily due to our commencing operations during June 2005.

Net realized and unrealized gains and losses consisted of a realized gain of $5,864 and an unrealized appreciation of $134,215 for a total of $140,079 in 2006 as compared to an unrealized depreciation of $54,500 during the 2005 period.

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

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued 83,250 shares of its common stock in exchange for $83,250 in cash. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

                                                    CHANTICLEER HOLDINGS, INC.


Date: May 9, 2006                               By: /s/ Michael D. Pruitt
                                                    --------------------------
                                                    Michael D. Pruitt,
                                                    Chief Executive Officer and
                                                    Principal Accounting Officer