Form 10-Q
period 2006-06-30
Chanticleer Holdings, Inc.
filed 2006-08-10
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934


                        For Quarter Ended: June 30, 2006


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of June 30, 2006, was 7,689,461 shares.

                           Chanticleer Holdings, Inc.

                                      INDEX

                                                                                               Page
                                                                                                No.
Part I            Financial Information (unaudited)

      Item 1:     Condensed Financial Statements

                  Statements of Net Assets as of June 30, 2006 and
                  December 31, 2005                                                              3
                  Statements of Operations - For the Three Months Ended
                  June 30, 2006 and 2005                                                         4
                  Statements of Operations - For the Six Months Ended
                  June 30, 2006 and 2005                                                         5
                  Statements of Cash Flows - For the Six Months Ended
                  June 30, 2006 and 2005                                                         6
                  Statements of Changes in Net Assets - For the Six Months
                  Ended June 30, 2006 and 2005                                                   7
                  Financial Highlights for the Six Months Ended June 30,
                  2006 and 2005                                                                  8
                  Schedules of Investments as of June 30, 2006 and
                  December 31, 2005                                                             9-10
                  Notes to Financial Statements                                                11-14
      Item 2:     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        15-17
      Item 3:     Quantitative and Qualitative Disclosure about Market Risk                     18
      Item 4:     Controls and Procedures                                                       18

Part II           Other Information                                                            19-22

      Item 1:     Legal Proceedings
      Item 1A:    Risk Factors
      Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3:     Defaults Upon Senior Securities
      Item 4:     Submission of Matters to a Vote of Security Holders
      Item 5:     Other Information
      Item 6:     Exhibits
      Signatures
      Exhibits

PART 1:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

                        Chanticleer Holdings, Inc.
                         Statements of Net Assets
                       June 30, 2006 and December 31, 2005

                                                                            2006           2005
                                                                         -----------    -----------
                                                                                 (Unaudited)
ASSETS
Investments:
  Non-affiliate investments (cost: 2006 - $1,177,321; 2005 - $222,819)   $ 1,316,963    $   257,000
  Affiliate investments (cost: 2006 - $1,100,000)                          1,100,000           --
                                                                         -----------    -----------
          Total investments                                                2,416,963        257,000
Cash and cash equivalents                                                    155,840      2,217,525
Accounts receivable                                                           23,758           --
Prepaid expenses and other assets                                             15,475         27,446
Fixed assets, net                                                             37,357         35,065
                                                                         -----------    -----------
  TOTAL ASSETS                                                             2,649,393      2,537,036
                                                                         -----------    -----------

LIABILITIES
  Accounts payable                                                             5,595          7,684
  Accrued expenses                                                                88           --
  Note payable                                                               100,704           --
                                                                         -----------    -----------
  TOTAL LIABILITIES                                                          106,387          7,684
                                                                         -----------    -----------
NET ASSETS                                                               $ 2,543,006    $ 2,529,352
                                                                         ===========    ===========

Commitments and contingencies Composition of net assets:
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
   issued and outstanding 7,689,461 shares at June 30, 2006 and
  8,606,211 shares at December 31, 2005                                  $       769    $       861
  Additional paid in capital                                               2,799,831      3,716,489
  Stock subscription receivable                                                 --       (1,000,000)
  Accumulated deficit:
    Accumulated net operating loss                                          (386,935)      (173,179)
    Net realized loss on investments                                         (10,301)       (49,000)
    Net unrealized appreciation of investments                               139,642         34,181
                                                                         -----------    -----------
Net assets                                                               $ 2,543,006    $ 2,529,352
                                                                         ===========    ===========
Net asset value per share                                                $    0.3307    $    0.2939
                                                                         ===========    ===========

See accompanying notes to condensed financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Operations
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)



                                                                           2006           2005
                                                                        -----------    -----------
Income from operations:
  Interest and dividend income                                          $    11,856    $         2
  Management fee income from affiliated investment                           14,304           --
                                                                        -----------    -----------
                                                                             26,160              2
Expenses:
  Salaries and wages                                                         49,906          8,224
  Professional fees                                                          17,992         21,550
  Shareholder services                                                        3,992            305
  Interest expense                                                              997            380
  General and administrative expense                                         67,848            521
                                                                        -----------    -----------
                                                                            140,735         30,980
                                                                        -----------    -----------
Loss before income taxes                                                   (114,575)       (30,978)
Income taxes                                                                   --             --
                                                                        -----------    -----------
Net loss from operations                                                   (114,575)       (30,978)
                                                                        -----------    -----------

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, with no income tax provision        32,835        (49,000)
Change in unrealized appreciation (depreciation) of investments,
  net of deferred tax expense of $0                                         (28,754)        36,000
                                                                        -----------    -----------
Net decrease in net assets from operations                              $  (110,494)   $   (43,978)
                                                                        ===========    ===========

Net decrease in net assets from operations per share,
  basic and diluted                                                     $   (0.0144)   $   (0.0090)
                                                                        ===========    ===========
Weighted average shares outstanding                                       7,689,461      4,890,110
                                                                        ===========    ===========

See accompanying notes to condensed financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Operations
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)



                                                                           2006           2005
                                                                        -----------    -----------
Income from operations:
  Interest and dividend income                                          $    29,946    $         2
  Management fee income from affiliated investment                           14,304           --
                                                                        -----------    -----------
                                                                             44,250              2
Expenses:
  Salaries and wages                                                         98,457          8,224
  Professional fees                                                          20,230         24,550
  Shareholder services                                                        6,565            965
  Interest expense                                                              997            810
  General and administrative expense                                        131,757            520
                                                                        -----------    -----------
                                                                            258,006         35,069
                                                                        -----------    -----------
Loss before income taxes                                                   (213,756)       (35,067)
Income taxes                                                                   --             --
                                                                        -----------    -----------
Net loss from operations                                                   (213,756)       (35,067)
                                                                        -----------    -----------

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, with no income tax provision        38,699        (49,000)
Change in unrealized appreciation (depreciation) of investments,
  net of deferred tax expense of $0                                         105,461        (18,500)
                                                                        -----------    -----------
Net decrease in net assets from operations                              $   (69,596)   $  (102,567)
                                                                        ===========    ===========

Net decrease in net assets from operations per share,
  basic and diluted                                                     $   (0.0091)   $   (0.0231)
                                                                        ===========    ===========
Weighted average shares outstanding                                       7,683,806      4,447,514
                                                                        ===========    ===========


See accompanying notes to condensed financial statements.

                       Chanticleer Holdings, Inc.
                        Statements of Cash Flows
            For the Six Months Ended June 30, 2006 and 2005
                              (Unaudited)

                                                                       2006           2005
                                                                    -----------    -----------
Cash flows from operating activities
Net decrease in net assets from operations                          $   (69,596)   $  (102,567)
Adjustments to reconcile net decrease in net assets from
 operations to net cash used in operating activities:
  Change in unrealized (appreciation) depreciation of investments      (105,461)        18,500
  (Gain) loss on sale of investments                                    (38,699)        49,000
  Depreciation                                                            3,906           --
  (Increase) decrease in accounts receivable                            (23,758)          --
  (Increase) decrease in prepaid expenses and other assets               11,971        (10,000)
  Increase (decrease) in accounts payable and accrued expenses           (2,001)        35,824
                                                                    -----------    -----------
     Net cash used in operating activities                             (223,638)        (9,243)
                                                                    -----------    -----------

Cash flows from investing activities
  Purchase of investments                                            (2,197,729)          --
  Proceeds from sale of investments                                     181,926           --
  Purchase of fixed assets                                               (6,198)          --
                                                                    -----------    -----------
     Net cash used by investing activities                           (2,022,001)          --
                                                                    -----------    -----------

Cash flows from financing activities
  Proceeds from sale of common stock                                     83,250           --
  Loan proceeds                                                         100,704           --
  Loan from shareholder                                                    --           55,000
                                                                    -----------    -----------
     Net cash provided by financing activities                          183,954         55,000
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                 (2,061,685)        45,757
Cash and cash equivalents, beginning of period                        2,217,525            500
                                                                    -----------    -----------
Cash and cash equivalents, end of period                            $   155,840    $    46,257
                                                                    ===========    ===========

Supplemental Cash Flow Information
 Cash paid for interest and income taxes
     Interest                                                       $       997    $       810
     Income taxes                                                          --             --

 Non-cash investing and financing activities
  Cancellation of stock subscription receivable                     $ 1,000,000    $      --
  Exchange of investment for common stock which was retired                --           56,000
  Issue common stock in exchange for assumption of accounts
     payable                                                               --           48,017

See accompanying notes to condensed financial statements.

                           Chanticleer Holdings, Inc.
                       Statements of Changes in Net Assets
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                        2006           2005
                                                                     -----------    -----------
Changes in net assets from operations
 Net loss from operations                                            $  (213,756)   $   (35,067)
 Realized gain (loss) on sale of investments, net                         38,699        (49,000)
 Change in net unrealized appreciation (depreciation)
  of investments, net                                                    105,461        (18,500)
                                                                     -----------    -----------
     Net decrease in net assets from operations                          (69,596)      (102,567)
                                                                     -----------    -----------

Capital stock transactions
 Common stock issued for cash                                             83,250           --
 Common stock issued for accounts payable                                   --           48,017
 Common stock retired in disposition of investment                          --          (56,000)
                                                                     -----------    -----------
     Net increase (decrease) in net assets from stock transactions        83,250         (7,983)
                                                                     -----------    -----------
          Net increase (decrease) in net assets                           13,654       (110,550)
Net assets at beginning of year                                        2,529,352        113,302
                                                                     -----------    -----------
Net assets at end of period                                          $ 2,543,006    $     2,752
                                                                     ===========    ===========


See accompanying notes to condensed financial statements.

                           Chanticleer Holdings, Inc.
                              Financial Highlights
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                           2006           2005
                                                        ----------     ----------
PER SHARE INFORMATION
 Net asset value, beginning of period                   $   0.2939     $   0.0300
 Net decrease from operations                              (0.0278)       (0.0079)
 Net change in realized gains (losses) and unrealized
  appreciation (depreciation) of investments, net           0.0187        (0.0152)
 Net increase from stock transactions                       0.0459        (0.0064)
                                                        ----------     ----------
     Net asset value, end of period                     $   0.3307     $   0.0005
                                                        ==========     ==========

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                               2,543,006          2,752
 Average net assets                                      2,587,035         53,890
 Ratio of expenses to average net assets                        10%            65%
 Ratio of net increase (decrease) in net assets from
     operations to average net assets                            1%           190%
Common stock outstanding at end of period                7,689,461      5,000,000
Weighted average shares outstanding during period        7,683,806      4,447,514

See accompanying notes to condensed financial statements.

                           Chanticleer Holdings, Inc.
                             Schedule of Investments
                               As of June 30, 2006
                                   (Unaudited)

  Shares/     Quarter                                                               Original        Fair          Percent
  Interest    Acquired                                                                Cost          Value        Net Assets
                         NON-AFFILIATE INVESTMENTS
     145,000   Jun-04    American Resource Management, Inc. (Pink Sheets:          $    7,540    $     5,800            0.2%
               Sep-05    ARMM); energy resource-based holding company
      15,000   Sep-05    Tandy Leather Factory, Inc. (AMEX:TLF); specialty             72,052        102,600            4.0%
               Dec-05    retailer and wholesale distributor of leather products,
                         tools and leather finishes and kits
     800,000   Sep-05    Special Projects Group (Pink Sheets:SPLJ)                    102,403        120,000            4.7%
                         distributor and marketer of security and
                         defense products and training manuals
       2,100   Mar-06    Polaris Industries Partners, Inc. (NYSE:PII);                 96,465         90,930            3.6%
               Jun-06    manufacturer of ATV's, snowmobiles and
                         motorcycles
     Loan      Mar-06    ADD-A-MAN, LLC (Privately held); Note receivable              50,000         50,000            2.0%
                         with interest at 10% due September 2, 2006
        33.3%  Mar-06    LFM Management, LLC, dba 1st Choice Mortgage                 250,000        250,000            9.8%
                         (Privately held); Direct to consumer brokerage
                         company
     Pending   Mar-06    Bouncing Brain Productions, LLC (Privately held);            250,000        250,000            9.8%
                         Inventor promotion company
     Loan      Jun-06    Lifestyle Innovations, Inc. (OTCBB:LFSI); note and           100,000        100,000            3.9%
                         accounts receivable investment of approximately
                         $1,200,000
        37.5%  Mar-06    Deep Rock LLC; working interest in two oil and gas           128,216        225,000            8.9%
                         properties
      19,071   Jun-06    SM&A (NASDAQ:WINS); A leading provider of                    114,124        116,333            4.6%
                         business strategy, proposal development and
                         program services for winning and delivering
                         competitive procurements.
         300   Jun-06    Professionals Direct, Inc. (OTCBB:PFLD); provides              6,522          6,300            0.2%
                         lawyer liability insurance and underwriting and other
                         services to insurance companies
                                                                                   ----------    -----------     ----------
                                   Total non-affiliate investments                  1,177,322      1,316,963           51.7%
                                                                                   ----------    -----------     ----------

                         AFFILIATE INVESTMENT

        22.0%  Mar-06    Chanticleer Investors LLC (Privately held);                1,100,000      1,100,000           43.3%
               Jun-06    Investment LLC
                                                                                   ----------    -----------     ----------
                                   Total affiliate investment                       1,100,000      1,100,000           43.3%
                                                                                   ----------    -----------     ----------
                         Total investments at June 30, 2006                        $2,277,322      2,416,963           95.0%
                                                                                   ==========
                         Cash and other assets, less liabilities                                     126,043            5.0%

                                                                                                 -----------     ----------
                         Net assets at June 30, 2006                                             $ 2,543,006          100.0%
                                                                                                 ===========     ==========


 See accompanying notes to condensed financial statements.

                           Chanticleer Holdings, Inc.
                             Schedule of Investments
                             As of December 31, 2005

  Shares/     Quarter                                                               Original        Fair          Percent
  Interest    Acquired                                                                Cost          Value        Net Assets
                         NON-AFFILIATE INVESTMENTS

     500,000   Jun-04    American Resource Management, Inc. (Pink Sheets:          $   26,000    $    20,000              1%
               Sep-05    ARMM); energy resource-based holding company
      20,000   Sep-05    Tandy Leather Factory, Inc. (AMEX:TLF); specialty             96,819        137,000              5%
               Dec-05    retailer and wholesale distributor of leather products,
                         tools and leather finishes and kits
      Loan     Sep-05    PPCT Holdings, Inc. (Privately held);                        100,000        100,000              4%
                         manufacturer and distributor of security products
                         and training manuals
                                                                                   ----------    -----------     ----------
                         Total investments at December 31, 2005                    $  222,819        257,000             10%
                                                                                   ==========
                         Cash and other assets, less liabilities                                   2,272,352             90%
                                                                                                 -----------     ----------
                         Net assets at December 31, 2005                                         $ 2,529,352            100%
                                                                                                 ===========     ==========


 See accompanying notes to condensed financial statements.

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

      (5) Investments in Affiliates and Non-Affiliates - Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors will consider valuation appraisals provided by an independent valuation service provider, when considered necessary. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on a national securities exchange or by a national securities association.

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

B.    Investments

Investments at June 30, 2006 and December 31, 2005, may be summarized as follows:

                                                      2006         2005
                                                   ----------   ----------

     Investments at cost                           $2,277,321   $  222,819
     Unrealized appreciation of investments, net      139,642       34,181
                                                   ----------   ----------
     Fair value of investments                     $2,416,963   $  257,000
                                                   ==========   ==========

Investments are detailed on schedules on pages 9 and 10, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors.

Activity in investments during the six months ended June 30, 2006, is summarized as follows:

         Investments at cost, December 31, 2005         $   222,819
         Purchases                                        2,197,729
         Sales                                             (143,227)
                                                        -----------
         Investments at cost, June 30, 2006             $ 2,277,321
                                                        ===========

Chanticleer Investors, LLC has a 6% note receivable in the amount of $5,000,000. The Company is the manager of the LLC and receives one-third (2%) of the interest earned by the LLC as a management fee. In addition, the Company will receive its pro rata share (22%) of the remaining interest as interest income.

C.    Note Payable

The Company has a one-year line-of-credit with a bank in the amount of $250,000 which matures on June 21, 2007. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan has a balance of $100,704 at June 30, 2006, and bears interest at 8.25% per annum.

D.    Stockholders' Equity

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 7,689,461 shares issued and outstanding at June 30, 2006. There are no warrants or options outstanding.

On May 2, 2005, the Company increased its authorized common stock from 100,000,000 shares to 200,000,000 shares.

During the six months ended June 30, 2006, the Company sold 83,250 shares of its common stock, pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds of $83,250. In addition, during the six months ended June 30, 2006, the Company determined they were not going to be paid on the stock subscription receivable of $1,000,000 and the related 1,000,000 shares have been returned to counsel to be cancelled.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We filed with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB until we became a BDC when we began filing reports on Form 10-Q and Form 10-K.

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

Financial Condition

Our net assets were $2,543,006 and $2,529,352 at June 30, 2006, and December 31, 2005, respectively. Net asset value per share was $.3307 at June 30, 2006, and $0.2939 at December 31, 2005.

The increase in net assets of $13,654 includes net capital stock transactions in the amount of $83,250 less the net decrease in net assets from operations of $69,596.

Three  months  ended June 30, 2006  compared to the three  months ended June 30,
2005

Income from operations amounted to $26,160 in 2006 as compared to $2 in 2005. The 2006 amount was a result of operating for the full period and also included investments with a value of $2,416,963 as of June 30, 2006. At June 30, 2005, we only had investments of $5,000 and net assets of $2,752.

Net loss from operations during the three months ended June 30, 2006, was $114,575 as compared to $30,978 in the year earlier period. The increased loss is mainly the result of an increase in payroll of $41,682 and an increase in general and administrative expenses in the amount of $67,327. These increases are primarily due to our commencing operations during June 2005.

Net realized and unrealized gains and losses consisted of a realized gain of $32,835 and unrealized depreciation of $28,754 for a net gain of $4,081 in 2006 as compared to a realized loss of $49,000 and an unrealized gain of $36,000 for a net loss of $13,000 in 2005.

The above factors resulted in a net decrease in net assets from operations per share of $.0144 in 2006 as compared to $.0090 in 2005.


Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Income from operations includes interest and dividend income of $29,946 and management fee income of $14,304 during the 2006 period, as compared to $2 in the 2005 period. We did not commence operations as a BDC until June 2005. We had investments of $5,000 and net assets of $2,752 at June 30, 2005, as compared to investments of $2,416,963 and net assets of $2,543,006 at June 30, 2006.

Expenses increased from $35,069 in 2005 to $258,006 in 2006 ($222,937 increase). Salaries and wages increased $90,233 and other general and administrative expenses increased $131,237 in 2006 as compared to the year earlier period. These increases are consistent with the increased period of operations from part of one month in 2005 to six months in 2006.

We realized a gain of $38,699 in 2006 as compared to a loss of $49,000 in 2005. We had an unrealized gain of $105,461 in 2006 as compared to an unrealized loss of $18,500 in 2005.

The above factors resulted in a net decrease in net assets from operations per share of $.0091 in 2006 as compared to $.0231 in 2005.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4: CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

                           PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in current quarter.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Michael D. Pruitt, President and Chief Executive Officer, is also the principal accounting officer.

ITEM 6: EXHIBITS

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

                                            CHANTICLEER HOLDINGS, INC.



Date:    August 2, 2006                     By: /s/ Michael D. Pruitt
                                                ---------------------------
                                                Michael D. Pruitt,
                                                Chief Executive Officer and
                                                Principal Accounting Officer