Form 10-K/A
period 2005-12-31
Chanticleer Holdings, Inc.
filed 2006-09-20
CIK 1106838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                         Commission File Number 0-29507

                           CHANTICLEER HOLDINGS, INC.
                           --------------------------
             (Exact name of registrant as specified in the charter)

              Delaware                                  20-2932652
              --------                                  ----------
   (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)               Identification Number)

           4500 Cameron Valley Parkway, Suite 270, Charlotte, NC 28211
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                                                                Year Ended
                                                                December 31,
                                                                ------------
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

Our common shares increased from 4,000,000 at December 31, 2004 to 8,606,211 at December 31, 2005. The increase consisted of the following:

Balance at December 31, 2004                                 4,000,000
Shares retired in exchange for investment                   (2,950,000)
Shares issued in exchange for payment of accounts payable    3,950,000
Shares issued to acquire investment                              6,000
Shares issued in exchange for stockholder loan                  55,000
Shares issued for cash                                       2,545,211
Shares issued for stock subscription receivable              1,000,000
                                                            ----------

Balance at December 31, 2005                                 8,606,211
                                                            ==========

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

Our investment activity during the past two years is as follows:

Issue common stock to acquire investment in American
   Resource Management, Inc.                                 $  20,000
Issue common stock to acquire investment in
   Sanguaro Holdings Corp.                                     105,000
                                                             ---------
     Balance at cost at December 31, 2004                      125,000
Issue common stock to acquire additional investment in
   American Resource Management, Inc.                            6,000
Acquire investment in Tandy Leather Factory, Inc. for cash      96,819
Cash loan to PPCT Holdings, Inc.                               100,000
Receive our common stock in exchange for our investment in
   Sanguaro Holdings Corp                                     (105,000)
                                                             ---------
     Balance at cost at December 31, 2005                    $ 222,819
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

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. Braden Ave., Suite 100
                              Tulsa, Oklahoma 74136

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM
             ------------------------------------------------------

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


                                        /s/ Creason & Associates, P.L.L.C.

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

                           Chanticleer Holdings, Inc.
                            Schedules of Investments
                        As of December 31, 2005 and 2004

            Date of                                                                   Original          Fair         Percent
Shares    Acquisition                                                                   Cost           Value       Net Assets

                                 As of December 31, 2005
500,000     Jun-04      American Resource Management, Inc. (Pink Sheets:            $    26,000    $    20,000        0.79%
            Jul-05      ARMM); energy resource-based holding company
 20,000     Sep-05      Tandy Leather Factory, Inc. (AMEX:TLF); specialty                96,819        137,000        5.42%
            Oct-05      retailer and wholesale distributor of leather products,
                        tools and leather finishes and kits
   Loan     Sep-05      PPCT Holdings, Inc. (Privately held);                           100,000        100,000        3.95%
            Oct-05      manufacturer and distributor of security products
                        and training manuals
                                                                                    -----------    -----------      -------

                        Total investments at December 31, 2005                      $   222,819        257,000       10.16%
                                                                                    ===========

                        Cash and other assets, less liabilities                                      2,272,352
                                                                                                   -----------
                        Net assets at December 31, 2005                                            $ 2,529,352
                                                                                                   ===========



                                              As of December 31, 2004

200,000     Jun-04      American Resource Management, Inc. (Pink Sheets:            $    20,000    $     6,000        5.30%
                        ARMM); energy resource-based holding company
 35,000     Jun-04      Sanguaro Holdings Corp. (Pink Sheets:SGUJ);                     105,000        122,500      108.12%
                        energy company developing sour gas treatment
                        process
                                                                                    -----------    -----------      -------
                        Total investments at December 31, 2004                      $   125,000        128,500      113.41%
                                                                                    ===========

                        Cash and other assets, less liabilities                                        (15,198)
                                                                                                   -----------
                        Net assets at December 31, 2004                                            $   113,302
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

4.    INCOME TAXES

During the years ended December 31, 2005, 2004 and 2003, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

                                                2005        2004       2003

Computed "expected" income tax benefit       $(58,500)   $ (5,200)   $     --
State income taxes, net of federal benefit     (6,900)       (600)         --
Other                                             200          --          --
Valuation allowance                            65,200       5,800          --
                                             --------    --------    --------
     Income tax benefit                      $     --    $     --    $     --
                                             ========    ========    ========

Significant components of deferred income tax assets are as follows:

                                       2005        2004      2003

Net operating loss carryforwards    $ 84,000    $  7,100    $    --
Investments                          (13,000)     (1,300)        --
                                    --------    --------    -------
     Total deferred tax assets        71,000       5,800         --
Valuation allowance                  (71,000)     (5,800)        --
                                    --------    --------    -------
          Net deferred tax assets   $     --    $     --    $    --
                                    ========    ========    =======

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

                           Chanticleer Holdings, Inc.
                              Financial Highlights
              For the Years Ended December 31, 2005, 2004 and 2003

                                                      2005            2004         2003
                                                  -----------     ----------     -------
PER SHARE INFORMATION
 Net asset value, beginning of year               $    0.0283     $   0.0005     $0.0005
 Net decrease from operations                         (0.0293)       (0.0061)         --
 Net change in realized losses and unrealized
appreciation (depreciation) of investments, net       (0.0035)        0.0011          --
 Net increase from stock transactions                  0.2984         0.0328          --
                                                  -----------     ----------     -------
 Net asset value, end of year                     $    0.2939     $   0.0283     $0.0005
                                                  ===========     ==========     =======

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of year                            2,529,352        113,302         500
 Average net assets                                   358,949         64,112         500
 Ratio of expenses to average net assets                   44%            29%          0%
 Ratio of net decrease in net assets from
 operations to average net assets                          48%            24%          0%

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

                               ANNUAL COMPENSATION

                                                           Other Annual
Name and Principal Position    Year    Salary     Bonus    Compensation
---------------------------    ----    ------     -----    ------------

Michael D. Pruitt (CEO since   2005   $     --   $    --   $         --
  June 2005) (1)               2004        N/A       N/A            N/A
                               2003        N/A       N/A            N/A

Ross Silvey (CEO until         2005   $     --        --             --
 June 2005) (2)                2004   $     --        --             --
                               2003   $     --        --             --


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

                  Name and Address of                 Amount and Nature of
Title of Class     Beneficial Owner                     Beneficial Owner       % of Class
--------------    -------------------                 --------------------     ----------

Common          Palisades Master Fund, LP                        4,200,000          48.38%
                4500 Cameron Valley Parkway, # 270
                Charlotte, NC  28211

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

                  Name and Address of                 Amount and Nature of
Title of Class     Beneficial Owner                     Beneficial Owner       % of Class
--------------    -------------------                 --------------------     ----------
Common            Michael D. Pruitt (1)                            1,680,361           19.36%
                  4500 Cameron Valley Parkway, # 270
                  Charlotte, NC  28211

Common            Michael Carroll                                     25,000              *
                  4500 Cameron Valley Parkway, # 270
                  Charlotte, NC  28211

Common            William Block                                       25,000             *
                  4500 Cameron Valley Parkway, # 270
                  Charlotte, NC  28211

Common            Brian Corbman                                       25,500             *
                  4500 Cameron Valley Parkway, # 270
                  Charlotte, NC  28211

Common            All officers and directors as a                  1,755,861           20.22%
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


                                        CHANTICLEER HOLDINGS, INC.


                                        By: /s/ Michael D. Pruitt
                                           -------------------------------------
                                                Michael D. Pruitt, Chairman and
                                                Chief Executive Officer and
                                                Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date              Title (Capacity)                       Signature


March 28, 2006    Chairman and Chief Executive Officer   /s/ Michael D. Pruitt
                  (Principal Executive Officer)          -----------------------
                                                             Michael D. Pruitt


March 28, 2006    Director                               /s/ Michael Carroll
                                                         -----------------------
                                                             Michael Carroll

March 28, 2006    Director                               /s/ Brian Corbman
                                                         -----------------------
                                                             Brian Corbman

March 28, 2006    Director                               /s/ William Block
                                                         -----------------------
                                                             William Block