Form 10-K/A
period 2005-12-31
Chanticleer Holdings, Inc.
filed 2006-10-20
CIK 1106838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                         Commission File Number 0-29507

                           CHANTICLEER HOLDINGS, INC.
             (Exact name of registrant as specified in the charter)

            Delaware                                            20-2932652
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

                           Chanticleer Holdings, Inc.
                                 Form 10-K Index

                                                                            Page
                                                                            ----
                                     Part I

Item 1:      Business                                                         4
Item 1A:     Risk Factors                                                     8
Item 2:      Properties                                                      23
Item 3:      Legal proceedings                                               23
Item 4:      Submission of Matters to a Vote of Security Holders             23

                                     Part II

Item 5:      Market for Registrant's Common Equity and Related
               Stockholder Matters                                           24
Item 6:      Selected Financial Data                                         25
Item 7:      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     25
Item 7A:     Quantitative and Qualitative Disclosures About Market Risk      28
Item 8:      Financial Statements and Supplementary Data                     29
Item 9:      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                        47
Item 9A:     Controls and Procedures                                         47
Item 9B:     Other Information                                               48

                                    Part III

Item 10:     Directors and Executive Officers of the Registrant              49
Item 11:     Executive Compensation                                          52
Item 12:     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    53
Item 13:     Certain Relationships and Related Transactions                  55
Item 14:     Principal Accountant Fees and Services                          55

                                     Part IV

Item 15:     Exhibits and Financial Statement Schedules                      56
Signatures                                                                   57

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

                                     Part II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the pink sheets under the symbol "CEEH.PK".

The market closing, high and low prices during each quarter since our stock began trading on July 27, 2005, are as follows:

QUARTER ENDED        CLOSING   HIGH    LOW
-------------        -------   ----    ---
September 30, 2005     1.50    1.50   1.50
December 31, 2005      1.30    1.40   1.00

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

                                                 Year Ended December 31,
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------
Statements of Operations Data:
  Income from operations                         $    4,798   $       --
  Expenses                                          158,658       18,818
                                                 ----------   ----------
    Net loss from operations                       (153,860)     (18,818)
  Net realized and unrealized gains (losses)        (18,319)       3,500
                                                 ----------   ----------
    Net decrease in net assets from operations   $ (172,179)  $  (15,318)
                                                 ==========   ==========
  Net decrease in net assets from operations
    per share, basic and diluted                 $   (.0328)  $   (.0049)
  Weighted average shares, basic and diluted      5,245,319    3,109,290
Statements of Net Assets Data:
  Investments at fair value                      $  257,000   $  128,500
  Investments at cost                               222,819      125,000
  Cash and cash equivalents                       2,217,525          500
  Total assets                                    2,537,036      129,000
  Total liabilities                                   7,684       15,698
  Net assets                                     $2,529,352   $  113,302
  Common stock outstanding at year end            8,606,211    4,000,000

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CHANTICLEER HOLDINGS, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
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


                                                       /s/ Guest & Company, P.C.

April 13, 2004
Tulsa, Oklahoma

                           Chanticleer Holdings, Inc.
                            Statements of Net Assets
                        As of December 31, 2005 and 2004

                                                                          2005        2004
                                                                      -----------   ---------
ASSETS
Investments in non-controlled affiliates (cost $222,819 and
  $125,000) at December 31, 2005 and 2004, respectively               $   257,000   $ 128,500
Cash and cash equivalents                                               2,217,525         500
Prepaid expenses and other assets                                          27,446
Fixed assets, net                                                          35,065          --
                                                                      -----------   ---------
  TOTAL ASSETS                                                          2,537,036     129,000
                                                                      -----------   ---------
LIABILITIES
  Accounts payable                                                          7,684      15,698
                                                                      -----------   ---------
  TOTAL LIABILITIES                                                         7,684      15,698
                                                                      -----------   ---------
NET ASSETS                                                            $ 2,529,352   $ 113,302
                                                                      ===========   =========
Commitments and contingencies
COMPOSITION OF NET ASSETS
  Common stock, $.0001 par value. Authorized 200,000,000 shares;
    issued and outstanding 8,606,211 shares and 4,000,000 shares at
    December 31, 2005 and 2004, respectively                          $       861   $     400
  Additional paid in capital                                            3,716,489     128,720
  Stock subscription receivable                                        (1,000,000)         --
  Accumulated deficit:
    Accumulated net operating loss                                       (173,179)    (19,318)
    Net realized loss on investments                                      (49,000)         --
    Net unrealized appreciation of investments                             34,181       3,500
                                                                      -----------   ---------
NET ASSETS                                                            $ 2,529,352   $ 113,302
                                                                      ===========   =========
NET ASSET VALUE PER SHARE                                             $    0.2939   $  0.0283
                                                                      ===========   =========

See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Operations
              For the Years Ended December 31, 2005, 2004 and 2003

                                                                                 2005         2004         2003
                                                                              ----------   ----------   ----------
Income from operations:
  Interest income                                                             $    4,798   $       --   $       --
                                                                              ----------   ----------   ----------
                                                                                   4,798           --           --
Expenses:
  Salaries and wages                                                              72,842           --           --
  Professional fees                                                               34,858       17,920           --
  Interest expense                                                                   810          898           --
  Selling, general and administrative expense                                     50,148           --           --
                                                                              ----------   ----------   ----------
                                                                                 158,658       18,818           --
                                                                              ----------   ----------   ----------
Loss before income taxes                                                        (153,860)     (18,818)          --
Income taxes                                                                          --           --           --
                                                                              ----------   ----------   ----------
Net loss from operations                                                        (153,860)     (18,818)          --
                                                                              ----------   ----------   ----------

Net realized and unrealized losses in non-controlled affiliate investments:
Net realized loss on investment, net of income tax benefit of $0                 (49,000)          --           --
Change in unrealized appreciation of investments, net of deferred tax
  expense of $0 in 2005, 2004 and 2003, respectively                              30,681        3,500           --
                                                                              ----------   ----------   ----------
Net decrease in net assets from operations                                    $ (172,179)  $  (15,318)  $       --
                                                                              ==========   ==========   ==========

Net decrease in net assets from operations per share,
  basic and diluted                                                           $  (0.0328)  $  (0.0049)  $       --
                                                                              ==========   ==========   ==========
Weighted average shares outstanding                                            5,245,319    3,109,290    1,000,000
                                                                              ==========   ==========   ==========

See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                            Statements of Cash Flows
              For the Years Ended December 31, 2005, 2004 and 2003

                                                            2005        2004     2003
                                                         ----------   --------   ----
Cash flows from operating activities:
  Net decrease in net assets from operations             $ (172,179)  $(15,318)  $ --
  Adjustments to reconcile net decrease in net assets
    from operations to net cash used in operating
    activities:
      Change in unrealized appreciation of investments      (30,681)    (3,500)    --
      Depreciation                                            1,394         --     --
      Loss on sale of investments                            49,000         --     --
      Increase in other assets                              (27,446)        --     --
      Increase in accounts payable                           40,003     15,698     --
                                                         ----------   --------   ----
        Net cash used in operating activities              (139,909)    (3,120)    --
                                                         ----------   --------   ----
Cash flows from investing activities:
  Purchase of investments                                  (196,819)        --     --
  Purchase of fixed assets                                  (36,459)        --     --
                                                         ----------   --------   ----
        Net cash used by investing activities              (233,278)        --     --
                                                         ----------   --------   ----
Cash flows from financing activities:
  Proceeds from sale of common stock                      2,535,212         --     --
  Loan from shareholder                                      55,000         --     --
  Contribution by shareholder                                    --      3,120     --
                                                         ----------   --------   ----
        Net cash provided by financing activities         2,590,212      3,120     --
                                                         ----------   --------   ----
Net increase in cash and cash equivalents                 2,217,025         --     --
Cash and cash equivalents, beginning of year                    500        500    500
                                                         ----------   --------   ----
Cash and cash equivalents, end of year                   $2,217,525   $    500   $500
                                                         ==========   ========   ====
Supplemental cash flow information:
  Cash paid for interest and income taxes:
    Interest                                             $      810   $    898   $ --
    Income taxes                                                 --         --     --
Non-cash investing and financing activities:
  Exchange of investment for common stock which was
    retired                                                  56,000         --     --
  Issued common stock in exchange for:
    Assumption of accounts payable                           48,017         --     --
    Acquisition of investments                                6,000    125,000     --
    Repayment of loan from shareholder                       55,000         --     --
    Stock subscription receivable                         1,000,000         --     --

See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                       Statements of Changes in Net Assets
              For the Years Ended December 31, 2005, 2004 and 2003

                                                              2005        2004     2003
                                                           ----------   --------   ----
Changes in net assets from operations:
  Net loss from operations                                 $ (153,860)  $(18,818)  $ --
  Net realized loss on sale of investments, net               (49,000)        --     --
  Change in net unrealized appreciation
    of investments, net                                        30,681      3,500     --
                                                           ----------   --------   ----
      Net decrease in net assets from operations             (172,179)   (15,318)    --
                                                           ----------   --------   ----
Capital stock transactions
  Common stock issued for cash                              2,535,212         --     --
  Common stock issued for loan from stockholder                55,000         --     --
  Common stock issued for accounts payable                     48,017         --     --
  Common stock issued in acquisition of investments             6,000    125,000     --
  Cash contributed by stockholder                                  --      3,120     --
  Common stock retired in disposition of investment           (56,000)        --     --
                                                           ----------   --------   ----
      Net increase in net assets from stock transactions    2,588,229    128,120     --
                                                           ----------   --------   ----
Net increase in net assets                                  2,416,050    112,802     --
Net assets at beginning of year                               113,302        500    500
                                                           ----------   --------   ----
Net assets at end of year                                  $2,529,352   $113,302   $500
                                                           ==========   ========   ====

See accompanying notes to financial statements.

                           Chanticleer Holdings, Inc.
                            Schedules of Investments
                        As of December 31, 2005 and 2004

            Date of                                                              Original      Fair        Percent
Shares    Acquisition                                                              Cost        Value     Net Assets
-------   -----------                                                            --------   ----------   ----------
                                      As of December 31, 2005
NON-INCOME PRODUCING INVESTMENTS
500,000      Jun-04     American Resource Management, Inc. (Pink Sheets:
             Jul-05       ARMM); energy resource-based holding company           $ 26,000   $   20,000       0.79%
 20,000      Sep-05     Tandy Leather Factory, Inc. (AMEX:TLF); specialty
             Oct-05       retailer and wholesale distributor of leather
                          products, tools and leather finishes and kits            96,819      137,000       5.42%
                                                                                 --------   ----------     ------
                                                                                  122,819      157,000       6.21%
                                                                                 --------   ----------     ------
LOAN INVESTMENT
 Loan        Sep-05     PPCT Holdings, Inc. (Privately held);
             Oct-05       manufacturer and distributor of security products
                          and training manuals; 6% note due September 1, 2006     100,000      100,000       3.95%
                                                                                 --------   ----------     ------
                        Total investments at December 31, 2005                   $222,819   $  257,000      10.16%
                                                                                 ========   ==========
                        Cash and other assets, less liabilities                              2,272,352
                                                                                            ----------
                        Net assets at December 31, 2005                                     $2,529,352
                                                                                            ==========
                                      As of December 31, 2004
200,000      Jun-04     American Resource Management, Inc. (Pink Sheets:
                          ARMM); energy resource-based holding company           $ 20,000   $    6,000       5.30%
 35,000      Jun-04     Sanguaro Holdings Corp. (Pink Sheets:SGUJ);
                          energy company developing sour gas treatment process    105,000      122,500     108.12%
                                                                                 --------   ----------     ------
                        Total investments at December 31, 2004                   $125,000      128,500     113.41%
                                                                                 ========
                        Cash and other assets, less liabilities                                (15,198)
                                                                                            ----------
                        Net assets at December 31, 2004                                     $  113,302
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

            Prior to May 23, 2005, the date the Company began operating as a BDC, the Company's only operations included ownership of marketable investment securities. The Company followed Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") for its marketable investment securities. The Company classified its marketable investment securities as trading securities, for which FAS 115 provides that unrealized holding gains and losses for trading securities shall be included in earnings. Since this method of accounting for investments is the same as the valuation method required when operating as a BDC, there is no cumulative effect recognition in the accompanying fianancial statements upon becoming an investment company. The Company has prepared its financial statements as if it had been a BDC from inception.

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

The estimated value of each investment shall be determined as follows:

      o Where no or limited revenues or earnings are present, then the value shall be the greater of the investments: a) net assets, b) estimated sales price, or c) total amount of actual investment.

      o Where revenues and/or earnings are present, then the value shall be the greater of one-times (1x) revenues or three-times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

      o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

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

4.    INCOME TAXES

During the years ended December 31, 2005, 2004 and 2003, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

                                               2005       2004    2003
                                             --------   -------   ----
Computed "expected" income tax benefit       $(58,500)  $(5,200)   $--
State income taxes, net of federal benefit     (6,900)     (600)    --
Other                                             200        --     --
Valuation allowance                            65,200     5,800     --
                                             --------   -------    ---
     Income tax benefit                      $     --   $    --    $--
                                             ========   =======    ===

Significant components of deferred income tax assets are as follows:

                                                2005      2004    2003
                                             --------   -------   ----
Net operating loss carryforwards             $ 84,000   $ 7,100    $--
Investments                                   (13,000)   (1,300)    --
                                             --------   -------    ---
     Total deferred tax assets                 71,000     5,800     --
Valuation allowance                           (71,000)   (5,800)    --
                                             --------   -------    ---
          Net deferred tax assets            $     --   $    --    $--
                                             ========   =======    ===

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

                           Chanticleer Holdings, Inc.
                              Financial Highlights
              For the Years Ended December 31, 2005, 2004 and 2003

                                                       2005        2004       2003
                                                    ----------   --------   -------
PER SHARE INFORMATION
Net asset value, beginning of year                  $   0.0283   $ 0.0005   $0.0005
Net decrease from operations                           (0.0293)   (0.0061)       --
Net change in realized losses and unrealized
  appreciation (depreciation) of investments, net      (0.0035)    0.0011        --
Net increase from stock transactions                    0.2984     0.0328        --
                                                    ----------   --------   -------
  Net asset value, end of year                      $   0.2939   $ 0.0283   $0.0005
                                                    ==========   ========   =======
Per share market value: (1)
  Beginning of period                               $   0.0001   $ 0.0001   $0.0001
  End of period                                         1.3000     0.0001    0.0001
Investment return, based on market prices
  at end of period                                     1299900%         0%        0%
RATIOS/SUPPLEMENTAL DATA
Net assets, end of year                              2,529,352    113,302       500
Average net assets                                     358,949     64,112       500
Ratio of expenses to average net assets                     44%        29%        0%
Ratio of net decrease in net assets from
  operations to average net assets                          48%        24%        0%

(1) The Company began trading on July 27, 2005. Prior to that time, the Company's stock did not trade accordingly, the market value is assumed to be $.0001, the par value of the common stock.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 22, 2005, the Company dismissed its former principal accountant, Guest & Company, P.C. ("Guest"), Certified Public Accountants, of Tulsa, Oklahoma and engaged Creason & Associates, P.L.L.C. ("Creason"), Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was approved by the Board of Directors of the Company and was required due to the purchase of Guest by Creason.

During the fiscal year ended December 31, 2003 and the subsequent interim periods until the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Guest has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The accountant's report of Guest as of and for the year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a "going concern" modification since the Company had not commenced operations.

During the year ended December 31, 2003, and through March 22, 2005, the Company did not consult with Creason regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

NAME               AGE   POSITION
----               ---   --------
Michael D. Pruitt   45   President, CEO and Director since June 2005
Michael Carroll     57   Independent Director since June 2005
William Block       67   Independent Director since June 2005
Brian Corbman       30   Independent Director since August 2005

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

                               ANNUAL COMPENSATION

                                                       Other Annual
Name and Principal Position    Year   Salary   Bonus   Compensation
----------------------------   ----   ------   -----   ------------
Michael D. Pruitt (CEO since   2005    $ --     $ --       $ --
  June 2005) (1)               2004     N/A      N/A        N/A
                               2003     N/A      N/A        N/A

Ross Silvey (CEO until         2005    $ --       --         --
 June 2005) (2)                2004    $ --       --         --
                               2003    $ --       --         --

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

                        Name and Address of           Amount and Nature of
Title of Class           Beneficial Owner               Beneficial Owner     % of Class
--------------   ----------------------------------   --------------------   ---------
Common           Michael D. Pruitt (1)                      1,680,361          19.36%
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC  28211

Common           Michael Carroll                               25,000              *
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC  28211

Common           William Block                                 25,000              *
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC  28211

Common           Brian Corbman                                 25,500              *
                 4500 Cameron Valley Parkway, # 270
                 Charlotte, NC  28211

Common           All officers and directors as a            1,755,861          20.22%
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

Exhibit   Description
-------   -----------
23.1      Consent of Guest & Company, P.C.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2006.

                                             CHANTICLEER HOLDINGS, INC.


                                             By: /s/ Michael D. Pruitt
                                                 -------------------------------
                                                 Michael D. Pruitt, Chairman and
                                                 Chief Executive Officer and
                                                 Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date               Title (Capacity)                       Signature
----               ----------------                       ---------


October 20, 2006   Chairman and Chief Executive Officer   /s/ Michael D. Pruitt
                   (Principal Executive Officer)          ----------------------
                                                              Michael D. Pruitt


October 20, 2006   Director                               /s/ Michael Carroll
                                                          ----------------------
                                                              Michael Carroll


October 20, 2006   Director                               /s/ Brian Corbman
                                                          ----------------------
                                                              Brian Corbman


October 20, 2006   Director                               /s/ William Block
                                                          ----------------------
                                                              William Block