Form 10-Q/A
period 2006-03-31
Chanticleer Holdings, Inc.
filed 2006-10-23
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

           4500 Cameron Valley Parkway, Suite 270, Charlotte, NC 28211
               (Address of principal executive office) (zip code)

                                 (704) 366-5122
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of March 31, 2006, was 7,689,461 shares.

                           Chanticleer Holdings, Inc.

                                      INDEX

                                                                                               Page
                                                                                                No.
                                                                                               ----
Part I            Financial Information (unaudited)

      Item 1.     Financial Statements

                  Statements of Net Assets as of March 31, 2006 and December 31, 2005            3
                  Statements of Operations - For the Three Months Ended March 31, 2006
                  and 2005                                                                       4
                  Statements of Cash Flows - For the Three Months Ended March 31, 2006
                  and 2005                                                                       5
                  Statements of Changes in Net Assets - For the Three Months Ended
                  March 31, 2006 and 2005                                                        6
                  Financial Highlights for the Three Months Ended March 31, 2006 and
                  2005                                                                           7
                  Schedule of Investments as of March 31, 2006 and December 31, 2005            8-9
                  Notes to Financial Statements                                                10-16
      Item 2.     Managements Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        17-19
      Item 3.     Quantitative and Qualitative Disclosure about Market Risk                     20
      Item 4.     Controls and Procedures                                                       20

Part II           Other Information                                                            21-24

      Item 1.     Legal Proceedings
      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
      Item 3.     Defaults Upon Senior Securities
      Item 4.     Submission of Matters to a Vote of Security Holders
      Item 5.     Other Information
      Item 6.     Exhibits
      Signatures
      Exhibits

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           Chanticleer Holdings, Inc.
                            Statements of Net Assets
                   As of March 31, 2006 and December 31, 2005

                                                                          2006           2005
                                                                       -----------    -----------
                                                                       (Unaudited)
ASSETS
     Investments:
          Non-affiliate investments (cost: 2006 - $1,046,447;
           2005 - $222,819)                                            $ 1,214,842    $   257,000
          Affiliate investments (cost: 2006 - $1,000,000)                1,000,000             --
                                                                       -----------    -----------
               Total investments                                         2,214,842        257,000
Cash and cash equivalents                                                  375,699      2,217,525
Prepaid expenses and other assets                                           23,568         27,446
Fixed assets, net                                                           39,391         35,065
                                                                       -----------    -----------
  TOTAL ASSETS                                                           2,653,500      2,537,036
                                                                       -----------    -----------

LIABILITIES
  Accounts payable                                                              --          7,684
                                                                       -----------    -----------
  TOTAL LIABILITIES                                                             --          7,684
                                                                       -----------    -----------
NET ASSETS                                                             $ 2,653,500    $ 2,529,352
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

                           Chanticleer Holdings, Inc.
                            Statements of Operations
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                        2006           2005
                                                                     -----------    -----------
Income from operations:
  Interest and dividend income                                       $    18,089    $        --
                                                                     -----------    -----------
                                                                          18,089             --
Expenses:
  Salaries and wages                                                      48,552             --
  Professional fees                                                        6,711          3,000
  Interest expense                                                            --            430
  Insurance expense                                                        9,149             --
  Travel and entertainment expense                                         9,106             --
  Rent expense                                                             7,643             --
  General and administrative expense                                      36,109            660
                                                                     -----------    -----------
                                                                         117,270          4,090
                                                                     -----------    -----------
Loss before income taxes                                                 (99,181)        (4,090)
Income taxes                                                                  --             --
                                                                     -----------    -----------
Net loss from operations                                                 (99,181)        (4,090)
                                                                     -----------    -----------

Net realized and unrealized gains (losses) in non-controlled affiliate investments:
Net realized gain on investment, net of income tax provision of $0         5,864             --
Change in unrealized appreciation (depreciation) of investments,
  net of deferred tax expense of $0 in 2006 and 2005, respectively       134,215        (54,500)
                                                                     -----------    -----------
Net increase (decrease) in net assets from operations                $    40,898    $   (58,590)
                                                                     ===========    ===========

Net increase (decrease) in net assets from operations per share,
  basic and diluted                                                  $    0.0053    $   (0.0146)
                                                                     ===========    ===========
Weighted average shares outstanding                                    7,678,089      4,000,000
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

                           Chanticleer Holdings, Inc.
                              Financial Highlights
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                      2006            2005
                                                                  -----------     ------------
PER SHARE INFORMATION
 Net asset value, beginning of period                             $    0.2939     $     0.0283
 Net decrease from operations                                         (0.0114)         (0.0010)
 Net change in realized gains (losses) and unrealized
  appreciation (depreciation) of investments, net                      0.0161          (0.0136)
 Net increase from stock transactions                                  0.0465               --
                                                                  -----------     ------------
     Net asset value, end of period                               $    0.3451     $     0.0137
                                                                  ===========     ============

Per share market value: (1)
     Beginning of period                                          $      1.30     $     0.0001
     End of period                                                       1.25           0.0001

Investment return, based on market price at end of period (2)             -4%                0%

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of period                                          2,653,500           54,712
 Average net assets                                                 2,576,805           98,655
 Annualized ratio of expenses to average net assets                        18%              17%
 Annualized ratio of net increase (decrease) in net assets from
     operations to average net assets                                       6%           -238%
Common stock outstanding at end of period                           7,689,461        4,000,000
Weighted average shares outstanding during period                   7,678,089        4,000,000

(1) The Company began trading on July 27, 2005. Prior to that time, the Company's stock did not trade. Accordingly, the market value is assumed to be $.0001, the par value of the common stock, prior to July 27, 2005.

(2)   Periods of less than one year are not annualized.

                           Chanticleer Holdings, Inc.
                             Schedule of Investments
                              As of March 31, 2006
                                   (Unaudited)

    Shares/         Date of                                                                Original       Fair       Percent
    Interest      Acquisition                                                                Cost        Value      Net Assets
                                         NON-AFFILIATE INVESTMENTS
------------------------------------------------------------------------------------------------------------------------------
 NON-INCOME PRODUCING INVESTMENTS
        500,000      Jun-04      American Resource Management, Inc. (Pink Sheets:         $   26,000   $   20,000        1%
                     Jul-05      ARMM); energy resource-based holding company
         17,300      Sep-05      Tandy Leather Factory, Inc. (AMEX:TLF); specialty            83,100      119,370        4%
                     Oct-05      retailer and wholesale distributor of leather products,
                                 tools and leather finishes and kits
        800,000      Sep-05      Special Projects Group (Pink Sheets:SPLJ)                   102,403      120,000        5%
                                 distributor and marketer of security and
                                 defense products and training manuals
        100,000      Mar-06      Global Beverage Solutions, Inc. (OTCBB:GBVS);               100,000      115,000        4%
                                 BDC holding company for manufacturing,
                                 distributing and marketing of beverages world-wide
           33.3%     Mar-06      LFM Management, LLC, dba 1st Choice Mortgage                250,000      250,000        9%
                                 (Privately held); Direct to consumer brokerage
                                 company
          1,205      Jan-06      Bouncing Brain Productions, LLC (Privately held);           250,000      250,000        9%
                                 Inventor promotion company
                                                                                          ----------   ----------      ---
                                      TOTAL NON-INCOME PRODUCING                             811,503      874,370       32%
                                                                                          ----------   ----------      ---
 DIVIDEND PAYING INVESTMENT
          1,200      Jan-06      Polaris Industries Partners, Inc. (NYSE:PII);                56,728       65,472        2%
                                 manufacturer of ATV's, snowmobiles and
                                 motorcycles
 LOAN INVESTMENT
 Loan                Mar-06      ADD-A-MAN, LLC (Privately held); Note receivable             50,000       50,000        2%
                                 with interest at 10% due September 2, 2006
 OIL & GAS INVESTMENTS
           37.5%     Jan-06      Deep Rock LLC; working interest in two oil and gas          128,216      225,000        9%
                                 properties
                                                                                          ----------   ----------      ---
                                      TOTAL NON-AFFILIATE INVESTMENTS                      1,046,447    1,214,842       45%
                                                                                          ----------   ----------      ---

                                           AFFILIATE INVESTMENTS
------------------------------------------------------------------------------------------------------------------------------
            8.0%     Mar-06      Chanticleer Investors LLC (Privately held);               1,000,000    1,000,000       38%
                                 Investment LLC
                                                                                          ----------
                                 Total investments at March 31, 2006                      $2,046,447    2,214,842       83%
                                                                                          ==========
                                 Cash and other assets, less liabilities                                  438,658       17%
                                                                                                       ----------      ---
                                 Net assets at March 31, 2006                                          $2,653,500      100%
                                                                                                       ==========      ===

                           Chanticleer Holdings, Inc.
                             Schedule of Investments
                             As of December 31, 2005

    Shares/         Date of                                                                Original       Fair       Percent
    Interest      Acquisition                                                                Cost        Value      Net Assets
                                         NON-AFFILIATE INVESTMENTS
------------------------------------------------------------------------------------------------------------------------------
 NON-INCOME PRODUCING INVESTMENTS
        500,000      Jun-04      American Resource Management, Inc. (Pink Sheets:         $   26,000   $   20,000        1%
                     Jul-05      ARMM); energy resource-based holding company
         20,000      Sep-05      Tandy Leather Factory, Inc. (AMEX:TLF); specialty            96,819      137,000        5%
                     Oct-05      retailer and wholesale distributor of leather products,
                                 tools and leather finishes and kits
                                                                                          ----------   ----------      ---
                                                                                             122,819      157,000        6%
                                                                                          ----------   ----------      ---

 LOAN INVESTMENT
      Loan           Sep-05      PPCT Holdings, Inc. (Privately held);                       100,000      100,000        4%
                     Oct-05      manufacturer and distributor of security products
                                 and training manuals; 6% note due September 1, 2006
                                                                                          ----------   ----------      ---
                                 Total investments at December 31, 2005                   $  222,819   $  257,000       10%
                                                                                          ==========   ==========
                                 Cash and other assets, less liabilities                                2,272,352       90%
                                                                                                       ----------      ---
                                 Net assets at December 31, 2005                                       $2,529,352      100%
                                                                                                       ==========      ===

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

B.    Investments

      Investments at March 31, 2006 and December 31, 2005, may be summarized as follows:

                                                            2006         2005
-----------------------------------------------------------------------------

        Investments at cost                           $2,046,447   $  222,819
        Unrealized appreciation of investments, net      168,395       34,181
                                                      ----------   ----------
        Fair value of investments                     $2,214,842   $  257,000
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

Utilizing the foregoing method, the Company has valued its investments as follows:

                            NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS

The Company's investments in American Resource Management, Inc. (Pink Sheets:ARMM), Tandy Leather Factory, Inc. (AMEX:TLF), Special Projects Group (Pink Sheets:SPLJ) and Global Beverage Solutions, Inc. (OTCBB:GBVS) are quoted as indicated. The Investment Committee and the Board of Directors valued each of these investments based on its closing price at the end of March 2006.

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which just began operation at the end of March 2006. Accordingly, the Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at March 31, 2006.

The Company made an investment in Bouncing Brain Production, LLC at the end of January 2006. This is a privately held inventor promotion company which is just now commencing operations. Accordingly, the Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at March 31, 2006.

DIVIDEND PAYING INVESTMENT

The Company's investment in Polaris Industries Partners, Inc. (NYSE:PII) is valued by the Investment Committee and the Board of Directors at its closing price at the end of March 2006.

LOAN INVESTMENT

The Investment Committee and the Board of Directors valued the loan to ADD-A-MAN, LLC at the principal amount of the loan.

OIL AND GAS PROPERTY INVESTMENTS

The Company invested $128,000 to drill two oil and gas wells in which they own an interest of 37.5%. The Investment Committee and the Board of Directors valued these two properties at $225,000 based on an estimate of recoverable reserves provided by the operator of the wells.

                              AFFILIATE INVESTMENT

The Company formed Chanticleer Investors LLC ("CI LLC") at the end of March 2006. CI LLC's purpose was to raise funds and make a loan to an individual secured by stock in a company he owned. Funding was initially intended to be $12,500,000 and the loan was to be convertible into the stock which secured the loan. The Company is the manager of CI LLC and will receive a management fee of 1/3 of the interest charged on the note (2% of 6%). Funding for CI LLC was not completed until the second quarter of 2006. Accordingly, the investment is valued at its cost of $1,000,000 at March 31, 2006.

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

                                                     CHANTICLEER HOLDINGS, INC.

Date:    October 23, 2006                   By:      /s/ Michael D. Pruitt
                                                     ---------------------------
                                                     Michael D. Pruitt,
                                                     Chief Executive Officer and
                                                     Chief Financial Officer