Form 10-Q/A
period 2006-06-30
Chanticleer Holdings, Inc.
filed 2006-10-24
CIK 1106838

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

(704) 366-5122
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of June 30, 2006, was 7,689,461 shares.

Chanticleer Holdings, Inc.

INDEX

			Page No.
Part I		Financial Information (unaudited)

	Item 1:	Condensed Financial Statements

		Statements of Net Assets as of June 30, 2006 and December 31, 2005	3
		Statements of Operations - For the Three Months Ended June 30, 2006 and 2005	4
		Statements of Operations - For the Six Months Ended June 30, 2006 and 2005	5
		Statements of Cash Flows - For the Six Months Ended June 30, 2006 and 2005	6
		Statements of Changes in Net Assets - For the Six Months Ended June 30, 2006 and 2005	7
		Financial Highlights for the Six Months Ended June 30, 2006 and 2005	8
		Schedules of Investments as of June 30, 2006 and December 31, 2005	9-11
		Notes to Financial Statements	12-18
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-21
	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	22
	Item 4:	Controls and Procedures	22

Part II		Other Information	23-24

	Item 1:	Legal Proceedings	23
	Item 1A:	Risk Factors	23
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23
	Item 3:	Defaults Upon Senior Securities	23
	Item 4:	Submission of Matters to a Vote of Security Holders	23
	Item 5:	Other Information	23
	Item 6:	Exhibits	23
	Signatures		24
	Exhibits

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc.
Statements of Net Assets
June 30, 2006 and December 31, 2005

	2006	2005
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2006 - $1,177,321; 2005 - $222,819)	$1,316,963	$257,000
Affiliate investments (cost: 2006 - $1,100,000)	1,100,000	-
Total investments	2,416,963	257,000
Cash and cash equivalents	155,840	2,217,525
Accounts receivable	23,758	-
Prepaid expenses and other assets	15,475	27,446
Fixed assets, net	37,357	35,065
TOTAL ASSETS	2,649,393	2,537,036

LIABILITIES
Accounts payable	5,595	7,684
Accrued expenses	88	-
Note payable	100,704	-
TOTAL LIABILITIES	106,387	7,684
NET ASSETS	$2,543,006	$2,529,352

Commitments and contingencies
Composition of net assets:
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 7,689,461 shares at June 30, 2006 and
8,606,211 shares at December 31, 2005	$769	$861
Additional paid in capital	2,799,831	3,716,489
Stock subscription receivable	-	(1,000,000)
Accumulated deficit:
Accumulated net operating loss	(386,935)	(173,179)
Net realized loss on investments	(10,301)	(49,000)
Net unrealized appreciation of investments	139,642	34,181
Net assets	$2,543,006	$2,529,352
Net asset value per share	$0.3307	$0.2939

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Income from operations:
Interest and dividend income:
Non-affiliates	$4,063	$2
Affiliate	7,793	-
Management fee income from affiliated investment	14,304	-
	26,160	2
Expenses:
Salaries and wages	49,906	8,224
Professional fees	17,992	21,550
Shareholder services	3,992	305
Interest expense	997	380
Insurance expense	8,305	-
Dues and subscriptions	9,972	-
Rent expense	10,747	-
Travel and entertainment expense	17,399	-
General and administrative expense	21,425	521
	140,735	30,980
Loss before income taxes	(114,575)	(30,978)
Income taxes	-	-
Net loss from operations	(114,575)	(30,978)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, with no income tax provision	32,835	(49,000)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax expense of $0	(28,754)	36,000
Net decrease in net assets from operations	$(110,494)	$(43,978)

Net decrease in net assets from operations per share,
basic and diluted	$(0.0144)	$(0.0090)
Weighted average shares outstanding	7,689,461	4,890,110

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Income from operations:
Interest and dividend income:
Non-affiliates	$22,153	$2
Affiliate	7,793	-
Management fee income from affiliated investment	14,304	-
	44,250	2
Expenses:
Salaries and wages	98,457	8,224
Professional fees	20,230	24,550
Shareholder services	6,565	965
Interest expense	997	810
Insurance expense	17,454	-
Dues and subscriptions	13,619	-
Rent expense	18,390	-
Travel and entertainment expense	26,505	-
General and administrative expense	55,789	520
	258,006	35,069
Loss before income taxes	(213,756)	(35,067)
Income taxes	-	-
Net loss from operations	(213,756)	(35,067)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, with no income tax provision	38,699	(49,000)
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax expense of $0	105,461	(18,500)
Net decrease in net assets from operations	$(69,596)	$(102,567)

Net decrease in net assets from operations per share,
basic and diluted	$(0.0091)	$(0.0231)
Weighted average shares outstanding	7,683,806	4,447,514

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities
Net decrease in net assets from operations	$(69,596)	$(102,567)
Adjustments to reconcile net decrease in net assets from
operations to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of investments	(105,461)	18,500
(Gain) loss on sale of investments	(38,699)	49,000
Depreciation	3,906	-
(Increase) decrease in accounts receivable	(23,758)	-
(Increase) decrease in prepaid expenses and other assets	11,971	(10,000)
Increase (decrease) in accounts payable and accrued expenses	(2,001)	35,824
Net cash used in operating activities	(223,638)	(9,243)

Cash flows from investing activities
Purchase of investments	(2,197,729)	-
Proceeds from sale of investments	181,926	-
Purchase of fixed assets	(6,198)	-
Net cash used by investing activities	(2,022,001)	-

Cash flows from financing activities
Proceeds from sale of common stock	83,250	-
Loan proceeds	100,704	-
Loan from shareholder	-	55,000
Net cash provided by financing activities	183,954	55,000
Net increase (decrease) in cash and cash equivalents	(2,061,685)	45,757
Cash and cash equivalents, beginning of period	2,217,525	500
Cash and cash equivalents, end of period	$155,840	$46,257

Supplemental Cash Flow Information
Cash paid for interest and income taxes
Interest	$997	$810
Income taxes	-	-

Non-cash investing and financing activities
Cancellation of stock subscription receivable	$1,000,000	$-
Exchange of investment for common stock which was retired	-	56,000
Issue common stock in exchange for assumption of accounts
payable	-	48,017

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Changes in net assets from operations
Net loss from operations	$(213,756)	$(35,067)
Realized gain (loss) on sale of investments, net	38,699	(49,000)
Change in net unrealized appreciation (depreciation)
of investments, net	105,461	(18,500)
Net decrease in net assets from operations	(69,596)	(102,567)

Capital stock transactions
Common stock issued for cash	83,250	-
Common stock issued for accounts payable	-	48,017
Common stock retired in disposition of investment	-	(56,000)
Net increase (decrease) in net assets from stock transactions	83,250	(7,983)
Net increase (decrease) in net assets	13,654	(110,550)
Net assets at beginning of year	2,529,352	113,302
Net assets at end of period	$2,543,006	$2,752

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Financial Highlights
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

PER SHARE INFORMATION
Net asset value, beginning of period	$0.2939	$0.0300
Net decrease from operations	(0.0278)	(0.0079)
Net change in realized gains (losses) and unrealized
appreciation (depreciation) of investments, net	0.0187	(0.0152)
Net increase from stock transactions	0.0459	(0.0064)
Net asset value, end of period	$0.3307	$0.0005

Per share market value: (1)
Beginning of period	$1.30	$0.00
End of period	1.25	0.00

Investment return, based on market price at end of period (2)	-4%	0%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	2,543,006	2,752
Average net assets	2,587,035	53,890
Annualized ratio of expenses to average net assets	20%	130%
Annualized ratio of net increase (decrease) in net assets from
operations to average net assets	-5%	-381%
Common stock outstanding at end of period	7,689,461	5,000,000
Weighted average shares outstanding during period	7,683,806	4,447,514

(1)
The Company began trading on July 27, 2005. Prior to that time, the Company's stock did not trade. Accordingly, the market value is assumed to be $.0001, the par value of the common stock, prior to July 27, 2005.

(2)	Periods of less than one year are not annualized.

Chanticleer Holdings, Inc.
Schedule of Investments
As of June 30, 2006
(Unaudited)

Shares/	Quarter		Original	Fair	Percent
Interest	Acquired		Cost	Value	Net Assets
NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
145,000	Jun-04	American Resource Management, Inc. (Pink Sheets:	$7,540	$5,800	0%
	Sep-05	ARMM); energy resource-based holding company
15,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	72,052	102,600	4%
	Dec-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
800,000	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	102,403	120,000	5%
		distributor and marketer of security and
		defense products and training manuals
19,071	Jun-06	SM&A (NASDAQ:WINS); A leading provider of	114,124	116,333	5%
		business strategy, proposal development and
		program services for winning and delivering
		competitive procurements.
300	Jun-06	Professionals Direct, Inc. (OTCBB:PFLD); provides	6,522	6,300	0%
		lawyer liability insurance and underwriting and other
		services to insurance companies
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage	250,000	250,000	10%
		(Privately held); Direct to consumer brokerage
		company
1,205	Mar-06	Bouncing Brain Productions, LLC (Privately held);	250,000	250,000	10%
		Inventor promotion company
		TOTAL NON-INCOME PRODUCING	802,641	851,033	33%
LOAN INVESTMENTS
Loan	Mar-06	ADD-A-MAN, LLC (Privately held); Note receivable	50,000	50,000	2%
		with interest at 10% due September 2, 2006
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and	100,000	100,000	4%
		accounts receivable investment of approximately
		$1,200,000, non-interest bearing
		TOTAL LOANS	150,000	150,000	6%
DIVIDEND PAYING INVESTMENT
2,100	Mar-06	Polaris Industries Partners, Inc. (NYSE:PII);	96,465	90,930	4%
	Jun-06	manufacturer of ATV’s, snowmobiles and
		motorcycles
OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Deep Rock LLC; working interest in two oil and gas	128,216	225,000	9%
		properties
		TOTAL NON-AFFILIATE INVESTMENTS	1,177,322	1,316,963	52%

				Continued

Chanticleer Holdings, Inc.
Schedule of Investments, Continued
As of June 30, 2006
(Unaudited)

Shares/	Quarter		Original	Fair	Percent
Interest	Acquired		Cost	Value	Net Assets

		NON-AFFILIATE INVESTMENTS	1,177,322	1,316,963	52%

AFFILIATE INVESTMENT

22.0%	Mar-06	Chanticleer Investors LLC (Privately held);	1,100,000	1,100,000	43%
	Jun-06	Investment LLC
		Total affiliate investment	1,100,000	1,100,000	43%
		Total investments at June 30, 2006	$2,277,322	2,416,963	95%
		Cash and other assets, less liabilities		126,043	5%
		Net assets at June 30, 2006		$2,543,006	100%

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of December 31, 2005

Shares/	Quarter		Original	Fair	Percent
Interest	Acquired		Cost	Value	Net Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
500,000	Jun-04	American Resource Management, Inc. (Pink Sheets:	$26,000	$20,000	1%
	Jul-05	ARMM); energy resource-based holding company
20,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	96,819	137,000	5%
	Oct-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
			122,819	157,000	6%

LOAN INVESTMENT
Loan	Sep-05	PPCT Holdings, Inc. (Privately held);	100,000	100,000	4%
	Oct-05	manufacturer and distributor of security products
		and training manuals; 6% note due September 1, 2006
		Total investments at December 31, 2005	$222,819	$257,000	10%
		Cash and other assets, less liabilities		2,272,352	90%
		Net assets at December 31, 2005		$2,529,352	100%

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Notes to Financial Statements
(Unaudited)

A.	Nature of Business and Significant Accounting Policies

(1)
Organization - Chanticleer Holdings, Inc. (the “Company”, “we”, or “us”) was organized October 21, 1999, under the laws of the State of Delaware. The Company previously had limited operations and in accordance with SFAS No. 7 was considered a development stage company until July 2005. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

On April 10, 2005, the Company’s sole shareholder returned 2,950,000 shares of the Company’s common stock in exchange for the Company’s investment in Sanguaro Holdings Corp. Simultaneously, nine individuals assumed certain of the Company’s liabilities in the amount of $48,017 in exchange for 3,950,000 shares of the Company’s common stock.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2005, which is included in the Company’s Form 10-K.

(3)
Investment Company - On May 23, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as a business development company (a “BDC”). Under this recent election, the Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company has decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. The Company will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) We must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

•	Cash,

•	Cash equivalents,

•	U.S. Government securities, or

•	High-quality debt investments maturing in one year or less from the date of investment.

An eligible portfolio company generally is a United States company that is not an investment company and that:

•	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list;

•	Is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or

•	Meets such other criteria as may be established by the SEC.

The Company may invest a portion of the remaining 30% of its total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

BDC’s are required to implement certain accounting provisions that are different from those to which other reporting companies are required to comply. These requirements may result in presentation of financial information in a manner that is more or less favorable than the manner permitted by other reporting companies. In connection with the implementation of accounting changes to comply with the required reporting of financial information, we must also comply with SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).

Prior to May 23, 2005, the date the Company began operating as a BDC, the Company’s only operations included ownership of marketable investment securities. The Company followed Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) for its marketable investment securities. The Company classified its marketable investment securities as trading securities, for which FAS 115 provides that unrealized holding gains and losses for trading securities shall be included in earnings. Since this method of accounting for investments is the same as the valuation method required when operating as a BDC, there is no cumulative effect recognition in the accompanying fianancial statements upon becoming an investment company. The Company has prepared its financial statements as if it had been a BDC from inception.

BDC’s, as governed under the 1940 Act may not avail themselves of any of the provisions of Regulation S-B, including any of the streamlined reporting permitted thereunder.

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

B. Investments

Investments at June 30, 2006 and December 31, 2005, may be summarized as follows:

	2006	2005

Investments at cost	$2,277,321	$222,819
Unrealized appreciation of investments, net	139,642	34,181
Fair value of investments	$2,416,963	$257,000

Investments are detailed on schedules on pages 9 through 11, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors.

Activity in investments during the six months ended June 30, 2006, is summarized as follows:

Investments at cost, December 31, 2005	$222,819
Purchases	2,197,729
Sales	(143,227)
Investments at cost, June 30, 2006	$2,277,321

VALUATION OF INVESTMENTS

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) and Rule 2a-4 under the Investment Company Act of 1940 (the “1940 Act”), it is incumbent upon the Board of Directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the Board of Directors may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the Board of Directors’ direction. The Board of Directors must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The Directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not Directors, the findings of such individuals must be carefully reviewed by the Directors in order to satisfy themselves that the resulting valuations are fair.

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

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

•	Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange.
•	Total revenues for the preceding twelve months.
•	Earnings before interest, taxes and depreciation.
•	Estimate of likely sale price of investment.
•	Net assets of investment.
•	Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

•	Where no or limited revenues or earnings are present, then the value shall be the greater of the investments: a) net assets, b) estimated sales price, or c) total amount of actual investment.
•
Where revenues and/or earnings are present, then the value shall be the greater of one-times (1x) revenues or three-times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

•
Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.

Utilizing the foregoing method, the Company has valued its investments as follows:

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS

The Company’s investments in American Resource Management, Inc. (Pink Sheets:ARMM), Tandy Leather Factory, Inc. (AMEX:TLF), Special Projects Group (Pink Sheets:SPLJ), SM&A (NASDAQ:WINS), and Professional Direct, Inc. (OTCBB:PFLD) are quoted as indicated. The Investment Committee and the Board of Directors valued each of these investments based on its closing price at the end of June 2006.

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which just began operation at the end of March 2006. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at June 30, 2006.

The Company made an investment in Bouncing Brain Production, LLC at the end of January 2006. This is a privately held inventor promotion company which has only recently commenced operations. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at June 30, 2006.

DIVIDEND PAYING INVESTMENT

The Company’s investment in Polaris Industries Partners, Inc. (NYSE:PII) is valued by the Investment Committee and the Board of Directors at its closing price at the end of June 2006.

LOAN INVESTMENTS

The Investment Committee and the Board of Directors valued the loan to ADD-A-MAN, LLC at the principal amount of the loan. The Company invested $100,000 in notes and accounts receivable of Lifestyle Innovations, Inc. with a face value of approximately $1,200,000 in June 2006. These obligations are expected to ultimately be converted into common stock. The Investment Committee and the Board of Directors valued this investment at its cost of $100,000 at June 30, 2006.

OIL AND GAS PROPERTY INVESTMENTS

The Company invested $128,000 to drill two oil and gas wells in which they own an interest of 37.5%. The Investment Committee and the Board of Directors valued these two properties at $225,000 based on an estimate of recoverable reserves provided by the operator of the wells.

AFFILIATE INVESTMENT

The Company formed Chanticleer Investors LLC (“CI LLC”) at the end of March 2006. CI LLC’s purpose was to raise funds and make a loan to an individual secured by stock in a company he owned. Funding was initially intended to be $12,500,000 and the loan was to be convertible into the stock which secured the loan. The Company is the manager of CI LLC and will receive a management fee of 1/3 of the interest charged on the note (2% of 6%). Funding for CI LLC was not completed until the second quarter of 2006, at which time a total of $5,000,000 was raised. The only asset of CI LLC is a convertible note in the amount of $5,000,000 which is secured by the stock into which it can be converted. The note bears interest at 6%, of which 2% is due the Company for management services. The remaining 4% is allocated pro-rata to the investors. The investment is valued by the Investment Committee and the Board of Directors at its cost of $1,100,000 at June 30, 2006.

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

D. Stockholders’ Equity

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

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof. We filed with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB until we became a BDC when we began filing reports on Form 10-Q and Form 10-K.

On May 23, 2005, we filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating our election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In connection with this election, we have adopted corporate resolutions and intend to operate as a closed-end management investment company as a BDC. Under this recent election, we have been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will at all times conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

Pursuant to the requirements of the Investment Company Act of 1940 (the “1940 Act”), our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. Although the securities of our portfolio companies may be quoted on the OTC Bulletin Board or the Pink Sheets, our Board of Directors is required to determine the fair value of such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin or illiquid market in the security.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors’ good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

CHANTICLEER HOLDINGS, INC.

Date: October 24, 2006	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and Chief Financial Officer