Form 10-Q
period 2006-09-30
Chanticleer Holdings, Inc.
filed 2006-11-13
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2006

Commission File Number:	0-29507

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of September 30, 2006, was 7,689,461 shares.

Chanticleer Holdings, Inc.

INDEX

			Page No.
Part I		Financial Information (unaudited)

	Item 1:	Condensed Financial Statements

		Statements of Net Assets as of September 30, 2006 and December 31, 2005	3
		Statements of Operations - For the Three Months Ended September 30, 2006 and 2005	4
		Statements of Operations - For the Nine Months Ended September 30, 2006 and 2005	5
		Statements of Cash Flows - For the Nine Months Ended September 30, 2006 and 2005	6
		Statements of Changes in Net Assets - For the Nine Months Ended September 30, 2006 and 2005	7
		Financial Highlights for the Nine Months Ended September 30, 2006 and 2005	8
		Schedules of Investments as of September 30, 2006 and December 31, 2005	9-11
		Notes to Financial Statements	12-18
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-21
	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	22
	Item 4:	Controls and Procedures	22

Part II		Other Information	23

	Item 1:	Legal Proceedings
	Item 1A:	Risk Factors
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3:	Defaults Upon Senior Securities
	Item 4:	Submission of Matters to a Vote of Security Holders
	Item 5:	Other Information
	Item 6:	Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc.
Statements of Net Assets
September 30, 2006 and December 31, 2005

	2006	2005
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2006 - $1,249,784; 2005 - $222,819)	$1,461,535	$257,000
Affiliate investments (cost: 2006 - $1,100,000)	1,100,000	-
Total investments	2,561,535	257,000
Cash and cash equivalents	52,551	2,217,525
Accounts receivable	37,879	-
Prepaid expenses and other assets	7,793	27,446
Fixed assets, net	35,324	35,065
TOTAL ASSETS	2,695,082	2,537,036

LIABILITIES
Accounts payable	4,049	7,684
Accrued expenses	13,019	-
Note payable	150,704	-
TOTAL LIABILITIES	167,772	7,684
NET ASSETS	$2,527,310	$2,529,352

Commitments and contingencies
Composition of net assets:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 7,689,461 shares at September 30, 2006 and 8,606,211 shares at December 31, 2005	$769	$861
Additional paid in capital	2,799,831	3,716,489
Stock subscription receivable	-	(1,000,000)
Accumulated deficit:
Accumulated net operating loss	(472,817)	(173,179)
Net realized loss on investments	(12,224)	(49,000)
Net unrealized appreciation of investments	211,751	34,181
Net assets	$2,527,310	$2,529,352
Net asset value per share	$0.3287	$0.2939

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Income from operations:
Interest and dividend income:
Non-affiliates	$3,927	$71
Affiliate	15,940	-
Management fee income from affiliated investment	24,863	-
	44,730	71
Expenses:
Salaries and wages	48,919	28,089
Professional fees	24,760	6,500
Shareholder services	1,209	1,596
Franchise taxes	12,678	-
Interest expense	3,000	-
Insurance expense	13,413	354
Dues and subscriptions	718	-
Rent expense	5,123	2,500
Travel and entertainment expense	7,934	999
General and administrative expense	12,859	5,697
	130,613	45,735
Loss before income taxes	(85,883)	(45,664)
Income taxes	-	-
Net loss from operations	(85,883)	(45,664)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, with no income tax provision	(1,923)	-
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense of $0	72,110	12,002
Net decrease in net assets from operations	$(15,696)	$(33,662)

Net decrease in net assets from operations per share, basic and diluted	$(0.0020)	$(0.0064)
Weighted average shares outstanding	7,689,461	5,297,685

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Income from operations:
Interest and dividend income:
Non-affiliates	$26,080	$73
Affiliate	23,733	-
Management fee income from affiliated investment	39,167	-
	88,980	73
Expenses:
Salaries and wages	147,376	36,313
Professional fees	47,065	31,050
Shareholder services	5,699	2,561
Franchise taxes	12,678	-
Interest expense	3,997	810
Insurance expense	36,454	354
Dues and subscriptions	14,337	-
Rent expense	23,513	2,500
Travel and entertainment expense	34,439	999
General and administrative expense	63,060	6,218
	388,618	80,805
Loss before income taxes	(299,638)	(80,732)
Income taxes	-	-
Net loss from operations	(299,638)	(80,732)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, with no income tax provision	36,776	(49,000)
Change in unrealized appreciation (depreciation) of investments, net of deferred tax expense of $0	177,570	(6,498)
Net decrease in net assets from operations	$(85,292)	$(136,230)

Net decrease in net assets from operations per share, basic and diluted	$(0.0111)	$(0.0288)
Weighted average shares outstanding	7,685,712	4,734,018

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities
Net decrease in net assets from operations	$(85,292)	$(136,230)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of investments	(177,570)	6,498
(Gain) loss on sale of investments	(36,776)	49,000
Depreciation	5,940	208
(Increase) decrease in accounts receivable	(36,832)	-
(Increase) decrease in prepaid expenses and other assets	18,605	(2,500)
Increase (decrease) in accounts payable and accrued expenses	9,384	35,570
Net cash used in operating activities	(302,541)	(47,454)

Cash flows from investing activities
Purchase of investments	(2,277,732)	(79,270)
Proceeds from sale of investments	187,543	-
Purchase of fixed assets	(6,198)	(3,748)
Net cash used by investing activities	(2,096,387)	(83,018)

Cash flows from financing activities
Proceeds from sale of common stock	83,250	269,500
Loan proceeds	150,704	-
Loan from shareholder	-	55,000
Net cash provided by financing activities	233,954	324,500
Net increase (decrease) in cash and cash equivalents	(2,164,974)	194,028
Cash and cash equivalents, beginning of period	2,217,525	500
Cash and cash equivalents, end of period	$52,551	$194,528

Supplemental Cash Flow Information
Cash paid for interest and income taxes
Interest	$3,656	$810
Income taxes	-	-

Non-cash investing and financing activities
Cancellation of stock subscription receivable	$1,000,000	$-
Exchange of investment for common stock which was retired	-	56,000
Issue common stock in exchange for:
Assumption of accounts payable	-	48,018
Acquisition of investment	-	6,000
Loan from shareholder	-	55,000

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Changes in net assets from operations
Net loss from operations	$(299,638)	$(80,732)
Realized gain (loss) on sale of investments, net	36,776	(49,000)
Change in net unrealized appreciation (depreciation) of investments, net	177,570	(6,498)
Net decrease in net assets from operations	(85,292)	(136,230)

Capital stock transactions
Common stock issued for cash	83,250	269,500
Common stock issued for loan from shareholder	-	55,000
Common stock issued for investment	-	6,000
Common stock issued for accounts payable	-	48,018
Common stock retired in disposition of investment	-	(56,000)
Net increase (decrease) in net assets from stock transactions	83,250	322,518
Net increase (decrease) in net assets	(2,042)	186,288
Net assets at beginning of year	2,529,352	113,302
Net assets at end of period	$2,527,310	$299,590

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Financial Highlights
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

PER SHARE INFORMATION
Net asset value, beginning of period	$0.2939	$0.0300
Net decrease from operations	(0.0390)	(0.0171)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments, net	0.0279	(0.0117)
Net increase from stock transactions	0.0459	0.0548
Net asset value, end of period	$0.3287	$0.0560

Per share market value: (1)
Beginning of period	$1.30	N/A
End of period	0.90	1.00

Investment return, based on market price at end of period (2)	-31%	N/A

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	2,527,310	299,590
Average net assets	2,561,825	130,964
Annualized ratio of expenses to average net assets	20%	82%
Annualized ratio of net increase (decrease) in net assets from operations to average net assets	-4%	-139%
Common stock outstanding at end of period	7,689,461	5,340,500
Weighted average shares outstanding during period	7,685,712	4,734,018

(1) The Company began trading on July 27, 2005. Prior to that time, the Company's stock did not trade. Accordingly, no investment return is presented for the period prior to the Company's stock beginning to trade.

(2) Periods of less than one year are not annualized.

		Chanticleer Holdings, Inc.
		Schedule of Investments
		As of September 30, 2006
		(Unaudited)
Shares/	Quarter		Original	Fair	Percent
Interest	Acquired		Cost	Value	Net Assets
		NON-AFFILIATE INVESTMENTS
NON-INCOME PRODUCING INVESTMENTS
15,000	Sep-05 Dec-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty retailer and wholesale distributor of leather products, tools and leather finishes and kits	$72,053	$95,100	3%
800,000	Sep-05	Special Projects Group (Pink Sheets:SPLJ) distributor and marketer of security and defense products and training manuals	102,403	200,000	8%
20,071	Jun-06	SM&A (NASDAQ:WINS); A leading provider of business strategy, proposal development and program services for winning and delivering competitive procurements.	119,920	122,835	5%
800	Jun-06	Professionals Direct, Inc. (OTCBB:PFLD); provides lawyer liability insurance and underwriting and other services to insurance companies	18,790	19,840	1%
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage (Privately held); Direct to consumer brokerage company	250,000	250,000	10%
1,205	Mar-06	Bouncing Brain Productions, LLC (Privately held); Inventor promotion company	250,000	250,000	10%
			813,166	937,775	37%
LOAN INVESTMENTS
Loan	Mar-06	ADD-A-MAN, LLC (Privately held); Note receivable with interest at 10% due September 2, 2006	50,000	50,000	2%
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and accounts receivable investment of approximately $1,200,000, non-interest bearing	100,000	100,000	4%
Loan	Sep-06	Special Projects Group (Pink Sheets:SPLJ) distributor and marketer of security and defense products and training manuals; 12% note due 7/07	50,000	50,000	2%
			200,000	200,000	8%
DIVIDEND PAYING INVESTMENT
2,400	Mar-06 Jun-06	Polaris Industries Partners, Inc. (NYSE:PII); manufacturer of ATV's, snowmobiles and motorcycles	108,402	98,760	4%
OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Deep Rock LLC; working interest in two oil and gas properties	128,216	225,000	9%
		Total non-affiliate investments	$1,249,784	$1,461,535	58%

				Continued

		Chanticleer Holdings, Inc.
		Schedule of Investments
		As of September 30, 2006
		(Unaudited)

Shares/	Quarter		Original	Fair	Percent
Interest	Acquired		Cost	Value	Net Assets

		Total non-affiliate investments	$1,249,784	$1,461,535	58%

		AFFILIATE INVESTMENT
22.0%	Mar-06	Chanticleer Investors LLC (Privately held);	1,100,000	1,100,000	43%
	Jun-06	Investment LLC
		Total affiliate investment	1,100,000	1,100,000	43%
		Total investments at September 30, 2006	$2,349,784	2,561,535	101%
		Cash and other assets, less liabilities		(34,225)	-1%
		Net assets at September 30, 2006		$2,527,310	100%

See accompanying notes to condensed financial statements.

		Chanticleer Holdings, Inc.
		Schedule of Investments
		As of September 30, 2006
		(Unaudited)
Shares/	Quarter		Original	Fair	Percent
Interest	Acquired		Cost	Value	Net Assets
		NON-AFFILIATE INVESTMENTS
NON-INCOME PRODUCING INVESTMENTS
500,000	Jun-04	American Resource Management, Inc. (Pink Sheets:	$26,000	$20,000	1%
	Sep-05	ARMM); energy resource-based holding company
20,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	96,819	137,000	5%
	Dec-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
LOAN INVESTMENT			122,819	157,000	6%
Loan	Sep-05	PPCT Holdings, Inc. (Privately held);	100,000	100,000	4%
	Dec-05	manufacturer and distributor of security products
		and training manuals; 6% note due September 1, 2006
		Total investments at December 31, 2005	$222,819	257,000	10%
		Cash and other assets, less liabilities		2,272,352	90%
		Net assets at December 31, 2005		$2,529,352	100%

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

On April 10, 2005, the Company’s sole shareholder returned 2,950,000 shares of the Company’s common stock in exchange for the Company’s investment in Sanguaro Holdings Corp. Simultaneously, nine individuals assumed certain of the Company’s liabilities in the amount of $48,018 in exchange for 3,950,000 shares of the Company’s common stock.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2005, which is included in the Company’s Form 10-K/A.

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

(7)	Income Taxes - Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.

B. Investments

Investments at September 30, 2006 and December 31, 2005, may be summarized as follows:

	2006	2005

Investments at cost	$2,349,784	$222,819
Unrealized appreciation of investments, net	211,751	34,181
Fair value of investments	$2,561,535	$257,000

Investments are detailed on the Investment Schedules on pages 9 through 11, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors, discussed below.

Activity in investments during the six months ended September 30, 2006, is summarized as follows:

Investments at cost, December 31, 2005	$222,819
Purchases	2,277,732
Sales	(150,767)
Investments at cost, September 30, 2006	$2,349,784

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

Utilizing the foregoing method, the Company has valued its investments as follows:

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS

The Company’s investments in Tandy Leather Factory, Inc. (AMEX: TLF), Special Projects Group (Pink Sheets: SPLJ), SM&A (NASDAQ: WINS), and Professional Direct, Inc. (OTCBB: PFLD) are quoted as indicated. The Investment Committee and the Board of Directors valued each of these investments based on its closing price at the end of September 2006.

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which began operation at the end of March 2006. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at September 30, 2006.

The Company made an investment in Bouncing Brain Production, LLC at the end of January 2006. This is a privately held inventor promotion company which recently commenced operations. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at September 30, 2006.

DIVIDEND PAYING INVESTMENT

The Company’s investment in Polaris Industries Partners, Inc. (NYSE:PII) is valued by the Investment Committee and the Board of Directors at its closing price at the end of September 2006.

LOAN INVESTMENTS

The Investment Committee and the Board of Directors valued the loan to ADD-A-MAN, LLC at the principal amount of the loan. This loan was repaid in November 2006. The Company invested $100,000 in notes and accounts receivable of Lifestyle Innovations, Inc. with a face value of approximately $1,200,000 in June 2006. These obligations are expected to ultimately be converted into common stock. The Investment Committee and the Board of Directors valued this investment at its cost of $100,000 at September 30, 2006. The Company made a follow-on loan to Special Projects Group in July 2006 and the Investment Committee and the Board of Directors valued this investment at its cost of $50,000 at September 30, 2006.

OIL AND GAS PROPERTY INVESTMENTS

The Company invested $128,216 to drill two oil and gas wells in which they own an interest of 37.5%. The Investment Committee and the Board of Directors valued these two properties at $225,000 based on an estimate of recoverable reserves provided by the operator of the wells.

AFFILIATE INVESTMENT

The Company formed Chanticleer Investors LLC (“CI LLC”) at the end of March 2006. CI LLC’s purpose was to raise funds and make a loan to an individual secured by stock in a company he owned. Funding was initially intended to be $12,500,000 and the loan was to be convertible into the stock which secured the loan. The Company is the manager of CI LLC and will receive a management fee of 1/3 of the interest charged on the note. Funding for CI LLC was not completed until the second quarter of 2006, at which time a total of $5,000,000 was raised. The only asset of CI LLC is a convertible note in the amount of $5,000,000 which is secured by the stock into which it can be converted. The note bears interest at 6%, of which 2% is due the Company for management services. The remaining 4% is allocated pro-rata to the investors. The investment is valued by the Investment Committee and the Board of Directors at its cost of $1,100,000 at September 30, 2006.

C. Note Payable

The Company has a one-year line-of-credit with a bank in the amount of $250,000 which matures on June 21, 2007. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan has a balance of $150,704 at September 30, 2006, and bears interest at 8.25% per annum.

D. Composition of Net Assets (Stockholders’ Equity)

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 7,689,461 shares issued and outstanding at September 30, 2006. There are no warrants or options outstanding.

On May 2, 2005, the Company increased its authorized common stock from 100,000,000 shares to 200,000,000 shares.

During the nine months ended September 30, 2006, the Company sold 83,250 shares of its common stock, pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds of $83,250. In addition, during the first quarter of 2006, the Company determined they were not going to be paid on the stock subscription receivable of $1,000,000 and the related 1,000,000 shares have been returned to counsel to be cancelled.

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

Financial Condition

Our net assets were $2,527,310 and $2,529,352 at September 30, 2006, and December 31, 2005, respectively. Net asset value per share was $.3287 at September 30, 2006, and $0.2939 at December 31, 2005.

Three months ended September 30, 2006 compared to September 30, 2005

Income from operations amounted to $44,730 in 2006 as compared to $71 in 2005. The 2006 amount was a result of operating for the full period and also included income from investments with a value of $2,561,535 as of September 30, 2006. At September 30, 2005, we only had investments of $102,272 and net assets of $299,590.

Expenses during the three months ended September 30, 2006, were $130,613 as compared to $45,735 in the year earlier period. The increase in expenses is mainly the result of an increase in payroll of $20,830, an increase in professional fees of $18,260, an increase in insurance of $13,059 and an increase of $12,678 in franchise taxes. These increases are primarily due to our commencing operations during the quarter ended June 2005.

Net realized and unrealized gains and losses consisted of a realized loss of $1,923 and unrealized appreciation of $72,110 for a net gain of $70,187 in 2006 as compared to an unrealized gain of $12,002 in 2005.

The above factors resulted in a net decrease in net assets from operations per share of $.0020 in 2006 as compared to $.0064 in 2005.

Nine months ended September 30, 2006 compared to September 30, 2005

Income from operations includes interest and dividend income of $49,813 ($23,733 from affiliates) and management fee income from affiliates of $39,167 during the 2006 period, as compared to $73 in the 2005 period. We did not commence operations as a BDC until June 2005. We had investments of $102,272 and net assets of $299,590 at September 30, 2005, as compared to investments of $2,561,535 and net assets of $2,527,310 at September 30, 2006.

Expenses increased from $80,805 in 2005 to $388,618 in 2006. Salaries and wages increased $111,063, professional fees increased $16,015, insurance expense increased $36,100, rent increased $21,013, travel and entertainment increased $33,440 and other general and administrative expenses increased $56,842 in 2006 as compared to the year earlier period. These increases are consistent with the increased period of operations from three full months and part of one month in 2005 to nine months in 2006.

We realized a gain of $36,776 in 2006 as compared to a loss of $49,000 in 2005. We had an unrealized gain of $177,570 in 2006 as compared to an unrealized loss of $6,498 in 2005.

The above factors resulted in a net decrease in net assets from operations per share of $.0111 in 2006 as compared to $.0288 in 2005.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

CHANTICLEER HOLDINGS, INC.

Date: November 7, 2006	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and Chief Financial Officer