Form 10-K
period 2006-12-31
Chanticleer Holdings, Inc.
filed 2007-04-02
CIK 1106838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                         Commission File Number 0-29507

                           CHANTICLEER HOLDINGS, INC.
                           --------------------------
             (Exact name of registrant as specified in the charter)

           DELAWARE                                            20-2932652
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

        THE ROTUNDA, 4201 CONGRESS STREET, SUITE 145, CHARLOTTE, NC 28209
        -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

           4500 CAMERON VALLEY PARKWAY, SUITE 270, CHARLOTTE, NC 28211
           -----------------------------------------------------------
       (Former address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (704) 366-5122

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerate filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: $1,905,530 as of December 31, 2006.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. There were 7,689,461 shares of common stock outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit index.

                                      Chanticleer Holdings, Inc.
                                           Form 10-K Index

                                                                                                 Page

Part I

Item 1:           Business                                                                         4
Item 1A:          Risk Factors                                                                     8
Item 2:           Properties                                                                      23
Item 3:           Legal proceedings                                                               23
Item 4:           Submission of Matters to a Vote of Security Holders                             23

Part II

Item 5:           Market for Registrant's Common Equity, Related Stockholder Matters
                  and Issuer Purchases of Equity Securities                                       24
Item 6:           Selected Financial Data                                                         25
Item 7:           Management's  Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           26
Item 7A:          Quantitative and Qualitative Disclosures about Market Risk                      37
Item 8:           Financial Statements and Supplementary Data                                     38
Item 9:           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                            60
Item 9A:          Controls and Procedures                                                         60
Item 9B:          Other Information                                                               60

Part III

Item 10:          Directors, Executive Officers and Corporate Governance                          61
Item 11:          Executive Compensation                                                          64
Item 12:          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters                                                     66
Item 13:          Certain Relationships and Related Transactions and Director
                  Independence                                                                    68
Item 14:          Principal Accountant Fees and Services                                          68

Part IV

Item 15:          Exhibits and Financial Statement Schedules                                      69
Signatures                                                                                        70


                                                  3

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


ITEM 1: BUSINESS

Chanticleer Holdings, Inc. (the "Company," "we," "us" or "Chanticleer") filed an election to be treated as a business development company under the Investment Company Act of 1940 (the "1940 Act") on May 23, 2005. In connection with this election, we have adopted corporate resolutions and are operating as a closed-end, non-diversified management investment company and as a business development company (a "BDC").

On April 18, 2006, we formed Chanticleer Investors LLC ("Investors LLC") and sold units for $5,000,000, of which we own $1,150,000 (23%) as of December 31, 2006. Investors LLC's principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters of America, Inc. ("Hooters"), collateralized with 2% of Hooters common stock. One-third of the interest is paid to us as a management fee and we share pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

On July 31, 2006, we formed Chanticleer Investors II, LLC ("Investors II"). Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities. As of December 31, 2006, we had not commenced any activity in Investors II.

In January 2007, we formed Chanticleer Advisors, LLC ("Advisors"), as a wholly owned subsidiary to manage Investors II, as well as, our other investments.

As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, will be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

THE CHARACTERISTICS OF DESIRABLE INVESTMENTS

When we begin to look at companies, we have the option of investing in public or private companies. We look to buy businesses with the best value proposition. We conduct what is typically referred to as fundamental analysis. We believe that while technical analysis, or the examination of historical trends and demand/supply complexes, may have some merit in the short-term, fundamental characteristics in the long-term make the difference.

We look for five core characteristics in our investments:

     o    Profitability
     o    Predictable and Sustainable Returns
     o    Margin of Safety
     o    Strong Future Prospects
     o    Reputable Management

We look at these characteristics in a historical context and then assess what those characteristics will look like in the future. We believe that the best indication of what a company will do in the future is its past behavior. The metrics that we examine are a blend of quantitative factors, like return on equity and profit margin, and qualitative factors, like management ownership and a company's competitive advantage. By remaining disciplined with respect to these metrics, we can be assured that we have attempted to minimize the potential for a loss.

PORTFOLIO AND FIRM MANAGEMENT

The investment portfolio of Chanticleer has several distinguishing characteristics. First and foremost is the portion of our assets that we are willing to commit to an idea. At the end of our search for outstanding companies we must be willing to commit a meaningful percentage of our assets to our best investment opportunities. Additionally, it is very likely that the number of our holdings will be relatively small. There are a limited number of companies that have stood the test of our scrutiny, so we must put a significant amount of money in those few ideas. Our portfolio of companies is focused on the best possible ideas.

We also make decisions within the context of our portfolio in such a way as to minimize its turnover. When we find good companies we will not rush to make a change at the first indication of short-term weakness. In fact such a time might be cause for additional investment. Understanding that there will be occasions for change, buying and selling has the unintended consequence of interrupting the compounding effect and any resulting superior returns.

Chanticleer, though structured as a BDC, is managed much like a partnership. We manage the business to maximize the long-term return to our shareholders and make every effort to allow our shareholders to share that return. We are candid in our comments about the businesses in which we invest and treat our shareholders the way we would choose to be treated if the roles were reversed. As such, we report all the information we believe shareholders will need to make an assessment of our companies and our management capabilities. We will not, however, discuss matters which may compromise future investments.

Over the long-term it is our goal to provide a return superior to the return an investor could obtain by simply investing in low-cost index funds. We believe the philosophy presented here will, over the long-term, create wealth for our shareholders, without significant risk exposure.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

MONITORING

We continuously monitor our portfolio companies in order to determine whether they are meeting our investment criteria and achieving our business expectations. We monitor the progress of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality.

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

OTHER INCOME

In addition to our investment objectives, we seek to earn interest on our loans to portfolio companies and in some cases may have management fee agreements with the portfolio companies.

Frequently, to minimize the cash requirements of our portfolio companies, we may receive restricted stock in payment of our management fees and the interest owed us on our loans to our portfolio companies. Our investment committee will value the restricted stock, which will become the basis for a portion of our revenue.

INVESTMENT PERSONNEL

The investment personnel of Chanticleer Holdings, Inc. currently consists of its executive officer, Michael D. Pruitt, and three additional investment analysts that assist in researching and valuing potential and additional investments. The following information relates to the personnel involved in making investment and valuation decisions.

MICHAEL D. PRUITT
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments. The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company. In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992. From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million. The firm was sold in 1996 to Priority Freight Systems. Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold. He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business. He is also Managing Director of Cain Capital Advisors.

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

ALEXANDER D. KLAUS
Alexander Klaus joined Chanticleer Holdings in January of 2006. A native of Germany, Mr. Klaus is a Cum Laude graduate of Coastal Carolina University earning a Bachelor degree in Business Administration with a concentration in both Finance and Management. Mr. Klaus also holds an intermediate diploma in Tourism Management by the International University of Applied Sciences in Bad Honnef-Bonn, Germany. He was President of the Carolina Forest Rotaract Club, and is a member of Omikron Delta Kappa and Beta Alpha Psi Honor Societies. In 2004, Mr. Klaus interned with Lufthansa German Airlines in Dallas, TX, where he supported the establishment of Lufthansa's energy industry desk.

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

GENERAL RISK FACTORS

WE ARE A RECENTLY ORGANIZED COMPANY WITH LIMITED RESOURCES AND SOURCES OF REVENUES.

We made our election to become a BDC in 2005 and have entered into a number of financing transactions with portfolio companies as described in the notes to the financial statements. We have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities and acquisition of the investments described in the notes to the financial statements. We have raised over $2,500,000 and have a cost basis in our investments of $2,137,089 at December 31, 2006. We have realized only limited revenues to date. We are wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of its management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

WE FILED OUR NOTICE OF INTENT TO BECOME A BDC WHICH REQUIRES US TO COMPLY WITH SIGNIFICANT REGULATORY REQUIREMENTS.

On May 23, 2005, we filed a notice with the Securities and Exchange Commission of our intent to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial obstacles for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

The increased costs associated with compliance with the 1940 Act as a result of our election to become a BDC include costs associated with the increased demand for compliance including oversight by our Chief Compliance Officer and counsel to the Company as well as increased costs due to accounting methodology and valuations which increase the time and work required of both our accounting service providers and independent auditors. These costs require us to expend capital and resources that might otherwise be used to meet the needs or opportunities relating to investments and/or our portfolio companies or other income-producing assets.

If we do not remain a BDC, we may continue to be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

THERE ARE RISKS WHICH RESULT FROM THE INHERENT CONCENTRATION OF INVESTMENTS PRIOR TO DIVERSIFICATION.

While we intend to allocate our investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount or all of our NAV at any one time could be invested in the securities of just a few portfolio companies. Thus, our success and its NAV would be dependent on the success of just a few portfolio companies. All of the risks associated with ownership of such portfolio companies including success dependent on management, market conditions within the industry or field of such portfolio companies, achieving the business objectives of such portfolio companies and economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by us.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF MANAGEMENT.

While limitations of liability and indemnification are themselves limited, we have instituted provisions in our by-laws indemnifying against and not making management liable for, any loss or liability incurred in connection with our affairs, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

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

OUR INVESTMENTS MAY REQUIRE US TO RAISE ADDITIONAL CAPITAL ON DIFFERENT TERMS.

In the future we may require additional capital. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and if we do, the percentage ownership of our existing stockholders would be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to our existing equity.

Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the net asset value per share ("NAV/S") without approval of a majority of our shareholders. While we do not anticipate that the NAV/S calculation will ever result in a negative number or a nominally positive number, the Company would be severely limited in its ability to sell shares if such number was negative or nominally positive.

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

RISKS ASSOCIATED WITH INVESTMENTS AND PORTFOLIO COMPANIES

THERE ARE COSTS ASSOCIATED WITH THE PURCHASE AND SALE OF SECURITIES.

Some of our strategies may include purchases of different classes of securities or frequent trading to maximize profits and, as a consequence, risks related to turnover and costs such as brokerage commissions may be greater than an investment in a single entity for a single class of security held for a longer period of time. Our operating expenses, including, but not limited to, fees paid to accountants, attorneys, fees to execute trades and manage investments and fees paid to any investment advisor may, in the aggregate, constitute a high percentage relative to the expenses and fees than for an investment in a single entity for a single class of security held for a longer period of time.

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

Although we intend to mitigate our risk exposure by limiting our investments in early stage companies, we cannot assure you that the portfolio companies in which we choose to place a majority of our investment capital are not facing the same risks of companies that are inherent in start-up companies. In addition, growth stage companies are likely to have a very limited operating history and thus evaluating their worthiness for investment will be more subjective on their future potential for growth and cannot be predicated on operating successes. We are dependent on the quality and actions of management of portfolio companies.

OUR SUCCESS WILL DEPEND UPON THE SUCCESS OF THE PORTFOLIO COMPANIES AND, IN GREAT PART, UPON THE ABILITIES OF THEIR MANAGEMENT.

Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. Investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. Problems may arise at portfolio companies that local management does not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

THE VALUE OF SECURITIES WE OWN MAY BE ADVERSELY IMPACTED BY SUBSEQUENT REGULATORY CHANGES.

Our current investment strategy includes purchase of unregistered securities in both private companies and private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall investment strategy and the liquidity of our investments. In such an event, we may need to reformulate our investment strategy or we may choose to liquidate.

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

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not be able to register its shares. In such event, we would own "restricted" securities subject to resale under Rule 144.

LACK OF DIVERSITY OF INVESTMENTS BY A BDC PRESENTS RISKS ASSOCIATED WITH SPECIFIC INDUSTRIES.

We anticipate that we will not be able to diversify our investments in the early years of our operation and, as a result, not gain the benefit of diversification which is the balancing of adverse economic conditions over our holdings in portfolio companies.

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS IN COMPANIES WITH SMALL CAPITALIZATION.

The portfolio companies that we expect to invest in are thinly capitalized and generally have a market capitalization below $100 million (and frequently much smaller). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and stability of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of a significant number of the portfolio companies will be thinly traded. This could present a problem when we determine to liquidate our position. We may not be able to sell the securities in the time frame and at the price we would prefer. Furthermore, in certain situations, as a result of a security being thinly traded, we could experience a significant loss in value should we be forced to liquidate our investment as a result of rapidly changing market conditions or other factors.

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

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. Our ability to generate profits from our investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to us. The failure of an issuer to register the resale of its securities sold to us may decrease the amount of available capital with which we may pursue other investment opportunities or meet current liabilities. We may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by us is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue registered securities, our ability to liquidate our position and our profits may be adversely affected.


RISKS OF THE COMPANY AT ITS PRESENT STAGE

WE HAVE OBTAINED ONLY LIMITED FUNDING AT THIS TIME.

Through December 31, 2006, we raised $2,673,462 from sales of our common stock. We intend to raise more capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act since their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised, each year, will be from shares that will be acquired by investors in transactions involving an exempt private offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN SELLING THE COMMON SHARES OR, IF SOLD, AT WHAT PRICE.

We have identified and made investments in a limited number of portfolio companies. Investors will have a limited opportunity to evaluate the portfolio companies that we invested in. We cannot assure you that we will locate or successfully negotiate additional transactions with portfolio companies. We are likely to incur substantial losses in the first years of operations.

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

WE ARE TOTALLY RELIANT ON MANAGEMENT.

We are wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals (currently four people) has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.

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

WE ARE UNLIKELY TO QUALIFY FOR THE INCOME TAX BENEFITS OFFERED TO RICS.

We will be classified as a non-diversified investment company under the 1940 Act. We are not subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of tax.

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

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST, WHICH COULD IMPACT OUR INVESTMENT RETURNS

Our executive officer(s) and director(s) serve or may serve as officers and directors of entities which operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. In addition, they may not be available to us if there are time conflicts involving other entities.

OUR COMMON STOCK HAS A LIMITED TRADING HISTORY, AND WE CANNOT ASSURE YOU THAT ANY TRADING MARKET WILL DEVELOP.

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers ("NASD") and known as the "OTC Bulletin Board" or "OTCBB" system and trades under the symbol "CEEH".

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

WE HAVE LIMITED OPERATING HISTORY UPON WHICH TO BASE YOUR INVESTMENT DECISION.

While we have commenced operations, we have a limited operating history available to evaluate the likelihood of the success of our business. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

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

THE BUSINESSES IN WHICH WE INTEND TO INVEST ARE SUBJECT TO MACRO, MICRO AND GLOBAL TRENDS IN BUSINESS, FINANCE, POLITICS, AND LAW.

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

YOUR INFLUENCE IN MATTERS REQUIRING SHAREHOLDER ACTION WILL BE LIMITED.

The officers and directors own less than a majority of the issued and outstanding shares of our voting securities (22.92% at January 31, 2007). While the number of shares controlled by the officers and directors is less than a majority, their position of control is material and significant.

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

ITEM 2: PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our offices are located at 4500 Cameron Valley Parkway, Charlotte, North Carolina, where we occupy our office space pursuant to our lease agreement with First Colony, which currently extends through March 31, 2007.

On February 22, 2007, we entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008. Our allocated share of the space is 2,000 square feet and our monthly base rent is $3,863 for the balance of 2007 and $3,980 each month in 2008.

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

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers ("NASD") and known as the "OTC Bulletin Board" or "OTCBB" system and trades under the symbol "CEEH".

The market closing, high and low prices during each quarter since our stock began trading on July 27, 2005, are as follows:

         QUARTER ENDED                  CLOSING        HIGH       LOW

         September 30, 2005               1.50         1.50      1.50
         December 31, 2005                1.30         1.40      1.00

         March 31, 2006                   1.25         1.25       .90
         June 30, 2006                    1.25         1.25      1.25
         September 30, 2006                .90         1.25       .90
         December 31, 2006                1.10         1.25       .50


NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

As of January 31, 2007, there were 7,689,461 shares of common stock issued and outstanding, held by approximately 49 shareholders of record, an undetermined number of which represent more than one individual participant in securities positions with us.

DIVIDENDS ON COMMON STOCK

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

OPTIONS

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

ITEM 6: SELECTED FINANCIAL DATA

The following table represents our selected financial and other data and has been derived from our audited financial statements for the years ended December 31, 2006, 2005 and 2004. The information below should be read in conjunction with Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included in Item 8 herein.

                                                           2006            2005            2004
                                                       ------------    ------------    ------------
Statements of Operations Data:
  Income from operations                               $    127,243    $      4,798    $          -
  Expenses                                                  532,186         158,658          18,818
                                                       ------------    ------------    ------------
     Net loss from operations                              (404,943)       (153,860)        (18,818)
  Net realized and unrealized gains (losses)                205,730         (18,319)          3,500
                                                       ------------    ------------    ------------
     Net decrease in net assets from operations        $   (199,213)   $   (172,179)   $    (15,318)
                                                       ============    ============    ============

  Net decrease in net assets from operations
     per share, basic and diluted                      $    (0.0259)   $    (0.0328)   $    (0.0049)
                                                       ============    ============    ============

  Weighted average shares, basic and diluted              7,686,657       5,245,319       3,109,290

Statements of Net Assets Data:
  Investments at fair value                            $  2,345,470    $    257,000    $    128,500
  Investments at cost                                     2,137,089         222,819         125,000
  Cash and cash equivalents                                 124,311       2,217,525             500

     Total assets                                         2,577,048       2,537,036         129,000
     Total liabilities                                      163,659           7,684          15,698
                                                       ------------    ------------    ------------
          Net assets                                   $  2,413,389    $  2,529,352    $    113,302
                                                       ============    ============    ============

Net asset value per share                              $     0.3139    $     0.2939    $     0.0283
                                                       ============    ============    ============

Common stock outstanding at year end                      7,689,461       8,606,211       4,000,000
                                                       ============    ============    ============

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY
Chanticleer filed an election to be treated as a BDC under the 1940 Act on May 23, 2005. In connection with this election, we have adopted corporate resolutions and are operating as a closed-end, non-diversified management investment company and as a BDC.

On April 18, 2006, we formed Investors LLC and sold units for $5,000,000, of which we own $1,150,000 (23%) as of December 31, 2006. Investors LLC's principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters collateralized with 2% of Hooters common stock. One-third of the interest is paid to us as a management fee and we share pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

On July 31, 2006, we formed Investors II. Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities. As of December 31, 2006, we had not commenced any activity in Investors II.

In January 2007, we formed Advisors, as a wholly owned subsidiary to manage Investors II, as well as, our other investments.

On November 21, 2006, we entered into a 120 day option agreement with Hooters of America, Inc. to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. Negotiations are underway regarding a proposed development plan.

MANAGEMENT'S ANALYSIS OF BUSINESS
We have significant relative flexibility in selecting and structuring our investments. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We are not subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

     o    public and private companies,
     o    investment bankers,
     o    attorneys,
     o    accountants,
     o    consultants, and
     o    commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

INVESTMENT CRITERIA

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

     o purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
     o own the securities of companies that are in the business of buying, selling or developing real estate; or
     o    finance the purchase of real estate by our portfolio companies.

We limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

     o sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
     o purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
     o engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loans.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe prove important in seeking our investment objective with respect to target companies. These criteria provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria are satisfied by each prospective portfolio company in which we choose to invest.

Experienced Management - We generally require that our portfolio companies have an experienced president or management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We provide assistance in this area by either consulting with management or by providing management for our portfolio companies.

Products or Services - We seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

     o patents or trade secrets with respect to owning or manufacturing its products, and
     o a demonstrable and sustainable marketing advantage over its competition.

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

     o    an initial public offering,
     o    a private sale of our equity interest to a third party,
     o    a merger or an acquisition of the portfolio company, or
     o a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes of convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

     o "piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
     o in some circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrants without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

     o    accounts receivable,
     o    inventory, and
     o    equipment,

and  intangible assets, such as:

          o    intellectual property,
          o    customer lists,
          o    networks, and
          o    databases.

INVESTMENT PROCESS

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

          o    company and technology assessments,

          o    existing management team,
          o    market analysis,
          o    competitive analysis,
          o    evaluation of management, risk analysis and transaction size,
          o    pricing, and
          o    structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be satisfied in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

     o Interviews with management and significant shareholders, including any financial or strategic sponsor;
     o    Review of financing history;
     o    Review of management's track record with respect to:
          o    product development and marketing,
          o    mergers and acquisitions,
          o    alliances,
          o    collaborations, and
          o research and development outsourcing and other strategic activities;
     o    Assessment of competition; and
     o    Review of exit strategies.

In our review of the financial conditions, we look at the following:

     o    Evaluation of future financing needs and plans;
     o    Detailed analysis of financial performance;
     o    Development of pro forma financial projections; and
     o Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

     o    Evaluation of intellectual property position;
     o    Review of existing customer or similar agreements and arrangements;
     o    Analysis of core technology;
     o    Assessment of collaborations;
     o    Review of sales and marketing procedures; and
     o    Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters warrant such an evaluation, we will obtain an independent appraisal of the target company.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

Monitoring - We continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, if we believe they will perform well in the future.

We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

     o Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
     o Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
     o Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
     o    Attendance at and participation in board meetings; and
     o Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we offer, and in many cases provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

     o    monitoring the operations of our portfolio companies,
     o    participating in their board and management meetings,
     o    consulting with and advising their officers, and
     o    providing other organizational and financial guidance.

INVESTMENT AMOUNTS

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $1,000,000.

COMPETITION

Our primary competitors that provide financing to target companies include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had a cash balance of $124,311 and $31,481 in accounts receivable, a total of $155,792 and accounts payable and accrued expenses of $12,955, a net of $142,837. We expect to receive $100,000 in management fees from our management fee agreement with Chanticleer Investors LLC and should receive $46,000 as our share of the interest on the Chanticleer Investors LLC loan. In addition, we expect to receive approximately $20,000 during the last half of 2007 when our oil and gas property investments begin production. While we will earn other income, this represents the most significant portion with limited risk and together with our net cash, receivables and payables nets approximately $309,000. During 2006 our cost of operations was approximately $532,000 and we expect our operations in 2007 to be approximately the same. Accordingly, we should require approximately $223,000 in additional funding and income if we maintain the same level of operations.

Our principal sources to fund this deficit include:

     o At December 31, 2006, we had investments with a value of approximately $144,000 which could be sold and converted to cash in a relatively short period of time. The majority of the other investments is longer-term and would prove more difficult and time-consuming to liquidate. However, liquidation of investments to fund operations should not be considered a viable option, as this would reduce our income potential in the future.
     o A second alternative involves filing an Offering Circular under Regulation E promulgated under the Securities Act of 1933 and selling shares of our common stock. This option is the most attractive as it would raise equity and provides additional funds for investment. Exclusive of gains realized from sales of investments, and based on annualizing our income from operations earned during the fourth quarter of 2006, we estimate a need to have approximately $7,500,000 in additional equity invested to yield returns similar to our existing portfolio to have earnings sufficient to cover our expenses and have net earnings from operations. This, of course, assumes we would be able to invest these funds to yield results similar to our current portfolio.
     o A third alternative is borrowing additional funds on our line of credit. As of December 31, 2006, we have an available balance of approximately $99,000 that we could borrow without making other financing arrangements. This credit reserve should be maintained for short-term needs and not be considered an option for our long-term plan.

We are finalizing and expect to file an Offering Circular under Regulation 1-E early in the second quarter of 2007, from which we expect to raise sufficient capital to fund our operations for 2007 and provide additional investment capital.

RESULTS OF OPERATIONS

Revenues - Our income from operations increased by over 2,500%. This is primarily the result of the majority of the money from our first Offering Circular under Regulation E being raised late in 2005 and not being available until 2006 for investment. Our income from operations includes interest and dividend income from non-affiliated portfolio companies in the amount of $27,843 in 2006 as compared to $4,798 in 2005. This includes interest from both cash deposits and loans to non-affiliated portfolio companies.

Our income from our controlled affiliated portfolio company includes $35,233 in interest and $64,167 in management fees in 2006. We anticipate these amounts will be $46,000 and $100,000 in 2007, assuming the loan remains outstanding for the full year.

Expenses - Our expenses increased 235% in 2006 from 2005 primarily due to the increased level of operations. Fiscal 2006 was the first full year of operations and should be representative of the expected expenses of operation for 2007, assuming there is not a major change in the level of operations.

NET REALIZED AND UNREALIZED GAINS (LOSSES) IN NON-CONTROLLED, NON-AFFILIATED INVESTMENTS

As an investment company under the Investment Company Act of 1940, all of our investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning December 16, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of our current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under our valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. We must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, we invest primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Investment activity during the past two years may be summarized as follows:

                                                     2006            2005
                                                 ------------    ------------
Balance at cost, beginning of year               $    222,819    $    125,000
Acquisition of investments:
  For cash                                          2,327,732         196,819
  With our common stock                                     -           6,000
Cost of investments sold:
  For cash                                           (413,462)              -
  For our common stock which was retired                    -        (105,000)
                                                 ------------    ------------
Balance at cost, end of year                        2,137,089         222,819
Unrealized appreciation                               208,381          34,181
                                                 ------------    ------------
     Market value, end of year                   $  2,345,470    $    257,000
                                                 ============    ============

Our valuation process and the results of our individual investments is included in note 3 to the financial statements. In addition to the unrealized gain from our investments at the end of 2006 and 2005, we had a realized gain on sale of investments of $31,530 in 2006 and a realized loss on sale of investments of $49,000 in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

Our only off-balance sheet arrangement is the operating lease for our office which has three months remaining at December 31, 2006, with rental of $2,562 per month.

On February 22, 2007, we entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008. Our allocated share of the space is 2,000 square feet and our monthly base rent is $3,863 for the balance of 2007 and $3,980 each month in 2008.

NET ASSET VALUE

As a Business Development Company, certain of our activities and disclosures are made in reference to Net Asset Value which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $2,577,048 and from this, are subtracted liabilities and debts of $163,659. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included as a deduction if there were. The Net Asset Value is therefore $2,413,389. The Net Asset Value per Share is $.3139.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.


CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policy is the valuation of our investments. The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CHANTICLEER HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page

Report of Independent Registered Public Accounting Firm                     39
Statements of Net Assets at December 31, 2006 and 2005                      40
Statements of Operations for the Years Ended December 31, 2006,
   2005 and 2004                                                            41
Statements of Cash Flows for the Years Ended December 31, 2006,
   2005 and 2004                                                            42
Statements of Changes in Net Assets for the Years Ended
   December 31, 2006, 2005 and 2004                                         43
Schedules of Investments at December 31, 2006 and 2005                      44
Notes to Financial Statements                                               45
Financial Highlights for the Years Ended December 31, 2006,
   2005 and 2004                                                            59

                         CREASON & ASSOCIATES, P.L.L.C.
                         7170 S. BRADEN AVE., SUITE 100
                              TULSA, OKLAHOMA 74136

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM
             ------------------------------------------------------

To the Board of Directors and Stockholders
Chanticleer Holdings, Inc.:

We have audited the accompanying statements of net assets, including the schedules of investments, of Chanticleer Holdings, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements and schedules of investments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules of investments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedules of investments referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations, cash flows and changes in net assets for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma
March 30, 2007

                                        CHANTICLEER HOLDINGS, INC.
                                         Statements of Net Assets
                                     As of December 31, 2006 and 2005

                                                                                2006            2005
                                                                            ------------    ------------
ASSETS
Investments:
  Non-affiliate investments (cost 2006 - $987,089; 2005 - $222,819)         $  1,195,470    $    257,000
  Controlled affiliate investment (cost 2006 - $1,150,000; 2005 - $0)          1,150,000               -
                                                                            ------------    ------------
     Total investments                                                         2,345,470         257,000
Cash and cash equivalents                                                        124,311       2,217,525
Accounts receivable                                                               31,481           1,048
Prepaid expenses and other assets                                                 19,996          23,898
Fixed assets, net                                                                 33,290          35,065
Deposits                                                                          22,500           2,500
                                                                            ------------    ------------
  TOTAL ASSETS                                                                 2,577,048       2,537,036
                                                                            ------------    ------------

LIABILITIES
  Accounts payable                                                                12,614           7,684
  Accrued expenses                                                                   341               -
  Note payable                                                                   150,704               -
                                                                            ------------    ------------
  TOTAL LIABILITIES                                                              163,659           7,684
                                                                            ------------    ------------
NET ASSETS                                                                  $  2,413,389    $  2,529,352
                                                                            ============    ============

Commitments and contingencies

COMPOSITION OF NET ASSETS
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
    issued and outstanding 7,689,461 shares and 8,606,211 shares at
    December 31, 2006 and 2005, respectively                                $        769    $        861
  Additional paid in capital                                                   2,799,831       3,716,489
  Stock subscription receivable                                                        -      (1,000,000)
  Accumulated deficit:
    Accumulated net operating loss                                              (578,122)       (173,179)
    Net realized loss on investments                                             (17,470)        (49,000)
    Net unrealized appreciation of investments                                   208,381          34,181
                                                                            ------------    ------------
NET ASSETS                                                                  $  2,413,389    $  2,529,352
                                                                            ============    ============
NET ASSET VALUE PER SHARE                                                   $     0.3139    $     0.2939
                                                                            ============    ============

See accompanying notes to financial statements.

                                        CHANTICLEER HOLDINGS, INC.
                                         Statements of Operations
                           For the Years Ended December 31, 2006, 2005 and 2004

                                                               2006            2005            2004
                                                           ------------    ------------    ------------
INCOME FROM OPERATIONS:
  Interest and dividend income:
     Non-affiliated portfolio companies                    $     27,843    $      4,798    $          -
     Controlled affiliated portfolio company                     35,233               -               -
  Management fee from controlled affiliated portfolio
     company                                                     64,167               -               -
                                                           ------------    ------------    ------------
                                                                127,243           4,798               -
EXPENSES:
  Salaries and wages                                            200,942          72,842               -
  Professional fees                                              64,773          34,858          17,920
  Insurance                                                      32,285           7,861               -
  Rent                                                           31,198           6,449               -
  Travel and entertainment                                       60,858           4,112               -
  Interest expense                                                8,132             810             898
  Other selling, general and administrative expense             133,998          31,726               -
                                                           ------------    ------------    ------------
                                                                532,186         158,658          18,818
                                                           ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                       (404,943)       (153,860)        (18,818)
INCOME TAXES                                                          -               -               -
                                                           ------------    ------------    ------------
NET LOSS FROM OPERATIONS                                       (404,943)       (153,860)        (18,818)
                                                           ------------    ------------    ------------

NET REALIZED AND UNREALIZED GAINS (LOSSES) IN
  NON-CONTROLLED NON-AFFILIATED INVESTMENTS:
Net realized gain (loss) on investment, net of income
  tax benefit of $0                                              31,530         (49,000)              -
Change in unrealized appreciation of
  investments, net of deferred tax expense of $0                174,200          30,681           3,500
                                                           ------------    ------------    ------------
NET DECREASE IN NET ASSETS FROM OPERATIONS                 $   (199,213)   $   (172,179)   $    (15,318)
                                                           ============    ============    ============

NET DECREASE IN NET ASSETS FROM OPERATIONS PER SHARE,
  BASIC AND DILUTED                                        $    (0.0259)   $    (0.0328)   $    (0.0049)
                                                           ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                           7,686,657       5,245,319       3,109,290
                                                           ============    ============    ============

See accompanying notes to financial statements.

                                           CHANTICLEER HOLDINGS, INC.
                                            Statements of Cash Flows
                              For the Years Ended December 31, 2006, 2005 and 2004

                                                                        2006            2005            2004
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net decrease in net assets from operations                         $   (199,213)   $   (172,179)   $    (15,318)
 Adjustments to reconcile net decrease in net assets
   from operations to net cash used in operating
   activities:
     Change in unrealized appreciation of investments                   (174,200)        (30,681)         (3,500)
     Depreciation                                                          7,973           1,394               -
     (Gain) loss on sale of investments                                  (31,530)         49,000               -
     Increase in accounts receivable                                     (30,433)              -               -
     Increase in prepaid expenses and other assets                       (16,097)        (27,446)              -
     Increase in accounts payable and accrued expenses                     5,270          40,003          15,698
                                                                    ------------    ------------    ------------
          Net cash used in operating activities                         (438,230)       (139,909)         (3,120)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                             (2,327,732)       (196,819)              -
  Proceeds from sale of investments                                      444,992               -               -
  Purchase of fixed assets                                                (6,198)        (36,459)              -
                                                                    ------------    ------------    ------------
          Net cash used by investing activities                       (1,888,938)       (233,278)              -
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                      83,250       2,535,212               -
  Loan proceeds                                                          150,704               -               -
  Loan from shareholder                                                        -          55,000               -
  Contribution by shareholder                                                  -               -           3,120
                                                                    ------------    ------------    ------------
          Net cash provided by financing activities                      233,954       2,590,212           3,120
                                                                    ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,093,214)      2,217,025               -
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           2,217,525             500             500
                                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $    124,311    $  2,217,525    $        500
                                                                    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest and income taxes:
     Interest                                                       $      7,791    $        810    $        898
     Income taxes                                                              -               -               -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of investment for common stock which was retired                    -          56,000               -
  Issued common stock in exchange for:
     Assumption of accounts payable                                            -          48,017               -
     Acquisition of investments                                                -           6,000         125,000
     Repayment of loan from shareholder                                        -          55,000               -
     Stock subscription receivable                                             -       1,000,000               -
  Cancel stock subscription receivable and retire common stock         1,000,000               -               -

See accompanying notes to financial statements.


                                         CHANTICLEER HOLDINGS, INC.
                                    Statements of Changes in Net Assets
                            For the Years Ended December 31, 2006, 2005 and 2004


                                                                  2006            2005            2004
                                                              ------------    ------------    ------------
CHANGES IN NET ASSETS FROM OPERATIONS:
 Net loss from operations                                     $   (404,943)   $   (153,860)   $    (18,818)
 Net realized gain (loss) on sale of investments, net               31,530         (49,000)              -
 Change in net unrealized appreciation
  of investments, net                                              174,200          30,681           3,500
                                                              ------------    ------------    ------------
     Net decrease in net assets from operations                   (199,213)       (172,179)        (15,318)
                                                              ------------    ------------    ------------

CAPITAL STOCK TRANSACTIONS
 Common stock issued for cash                                       83,250       2,535,212               -
 Common stock issued for loan from stockholder                           -          55,000               -
 Common stock issued for accounts payable                                -          48,017               -
 Common stock issued in acquisition of investments                       -           6,000         125,000
 Cash contributed by stockholder                                         -               -           3,120
 Common stock retired in disposition of investment                       -         (56,000)              -
                                                              ------------    ------------    ------------
     Net increase in net assets from stock transactions             83,250       2,588,229         128,120
                                                              ------------    ------------    ------------
NET INCREASE (DECREASE) IN NET ASSETS                             (115,963)      2,416,050         112,802
NET ASSETS AT BEGINNING OF YEAR                                  2,529,352         113,302             500
                                                              ------------    ------------    ------------
NET ASSETS AT END OF YEAR                                     $  2,413,389    $  2,529,352    $    113,302
                                                              ============    ============    ============


See accompanying notes to financial statements.


                                                    CHANTICLEER HOLDINGS, INC.
                                                     Schedules of Investments
                                                     As of December 31, 2006

                                                                                                                         Percent
    Shares/       Quarter                                                                  Original         Fair            Net
   Interest      Acquired                                                                    Cost           Value         Assets
   --------      --------                                                                    ----           -----         ------

NON-AFFILIATE INVESTMENTS
--------------------------------------------------------------------------------------

 NON-INCOME PRODUCING INVESTMENTS
         11,000   Sep-05    Tandy Leather Factory, Inc. (AMEX:TLF); specialty              $ 52,011        $ 88,770          4%
                  Dec-05      retailer and wholesale distributor of leather products,
                              tools and leather finishes and kits
        800,000   Sep-05    Special Projects Group (Pink Sheets:SPLJ)                       102,403         176,000          8%
                              distributor and marketer of security and
                              defense products and training manuals
          6,000   Jun-06    SM&A (NASDAQ:WINS); A leading provider of                        35,669          34,800          1%
                              business strategy, proposal development and
                              program services for winning and delivering
                              competitive procurements.
            800   Jun-06    Professionals Direct, Inc. (OTCBB:PFLD); provides                18,790          20,900          1%
                              lawyer liability insurance and underwriting and other
                              services to insurance companies
          33.3%   Mar-06    LFM Management, LLC, dba 1st Choice Mortgage                    250,000         250,000         10%
                              (Privately held); Direct to consumer brokerage
                              company
         10.27%   Mar-06    EE Investors, LLC, whose sole asset is a 16.2% interest         250,000         250,000         10%
                              in Bouncing Brain Productions, LLC (Privately held);
                              Inventor promotion company
                                                                                      --------------  --------------  ----------
                                                                                            708,873         820,470         34%
                                                                                      --------------  --------------  ----------
 LOAN INVESTMENTS
 Loan             Jun-06    Lifestyle Innovations, Inc. (OTCBB:LFSI); note and              100,000         100,000          4%
                              accounts receivable investment of approximately
                              $1,200,000, non-interest bearing
 Loan             Sep-06    Special Projects Group (Pink Sheets:SPLJ)                        50,000          50,000          2%
                              distributor and marketer of security and defense
                              products and training manuals; 12% note due 7/07
                                                                                      --------------  --------------  ----------
                                                                                            150,000         150,000          6%
                                                                                      --------------  --------------  ----------
 OIL AND GAS PROPERTY INVESTMENTS
          37.5%   Mar-06    Signature Energy, Inc; working interest in two                  128,216         225,000          9%
                              oil and gas properties in Washington County, OK
                                                                                      --------------  --------------  ----------
                                      Total non-affiliate investments                       987,089       1,195,470         49%

AFFILIATE INVESTMENT
--------------------------------------------------------------------------------------

            23%   Mar-06    Chanticleer Investors LLC (Privately held);                   1,150,000       1,150,000         48%
                  Jun-06      Investment LLC with note receivable from Hooters
                  Dec-06      of America, Inc. in the amount of $5,000,000
                                                                                      --------------  --------------  ----------
                                 Total investments at December 31, 2006                  $2,137,089       2,345,470         97%
                                                                                      ==============
                                      Cash and other assets, less liabilities                                67,919          3%
                                                                                                      --------------  ----------
                                                Net assets at December 31, 2006                          $2,413,389        100%
                                                                                                      ==============  ==========

See accompanying notes to financial statements.

                                           CHANTICLEER HOLDINGS, INC.
                                            Schedules of Investments
                                             As of December 31, 2005

                                                                                                        Percent
              Date of                                                        Original         Fair        Net
  Shares    Acquisition                                                        Cost           Value      Assets
  ------    -----------                                                        ----           -----      ------

 NON-INCOME PRODUCING INVESTMENTS
    500,000   Jun-04    American Resource Management, Inc. (Pink Sheets:     $ 26,000       $ 20,000         1%
              Jul-05    ARMM); energy resource-based holding company
     20,000   Sep-05    Tandy Leather Factory, Inc. (AMEX:TLF); specialty      96,819        137,000         5%
              Oct-05    retailer and wholesale distributor of leather
                        products, tools and leather finishes and kits
                                                                         ------------- --------------  ---------
                                                                              122,819        157,000         6%
                                                                         ------------- --------------  ---------

 LOAN INVESTMENT
    Loan      Sep-05    PPCT Holdings, Inc. (Privately held);                 100,000        100,000         4%
              Oct-05    manufacturer and distributor of security
                        products and training manuals; 6% note due
                        September 1, 2006
                                                                         ------------- --------------  ---------
                        Total investments at December 31, 2005              $ 222,819        257,000        10%
                                                                         =============
                        Cash and other assets, less liabilities                            2,272,352        90%
                                                                                       --------------  ---------
                        Net assets at December 31, 2005                                  $ 2,529,352       100%
                                                                                       ==============  =========


See accompanying notes to financial statements.


                           CHANTICLEER HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     A.   ORGANIZATION

          Chanticleer Holdings, Inc. (the "Company") was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. The Company previously had limited operations and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" was considered a development stage company until July 2005. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

          On April 18, 2006, the Company formed Chanticleer Investors LLC ("Investors LLC") and sold units for $5,000,000, of which the Company owns $1,150,000 (23%) as of December 31, 2006. Investors LLC's principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters of America, Inc. ("Hooters"), collateralized with 2% of Hooters common stock. One-third of the interest is paid to the Company as a management fee and the Company shares pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

          On July 31, 2006, the Company formed Chanticleer Investors II, LLC ("Investors II"). Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities. As of December 31, 2006, the Company had not commenced any activity in Investors II.

          In January 2007, the Company formed Chanticleer Advisors, LLC ("Advisors"), as a wholly owned subsidiary to manage Investors II, as well as, the Company's other investments.


     B.   INVESTMENT COMPANY

          On May 23, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission (the "SEC") indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the "1940 Act"). In connection with this election, the Company has adopted corporate resolutions and currently operates as a closed-end management investment company as a business development company (a "BDC"). Under this recent election, the Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company has decided to be regulated as a business development company under the 1940 Act, and currently operates as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. The Company will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

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

          The Company may invest a portion of the remaining 30% of its total assets in debt and/or equity securities of companies that may be larger or more stable than our targeted portfolio companies.

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

     VALUATION OF INVESTMENTS (AS AN INVESTMENT COMPANY)

     As an investment company under the Investment Company Act of 1940, all of the Company's investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

     Beginning May 23, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of the Company's current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company's valuation policy. Currently, the valuation policy provides for management's review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

     Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and
     (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company records unrealized appreciation if the Company believes that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

     As an investment company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. The Company's fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     REVENUE RECOGNITION

     The Company's current sources of revenue include management fees and interest income earned from cash investments and loans, payment of which is made in cash. In the future, the Company expects to earn additional revenue for management and other technical services provided to its portfolio investment companies. Payment for these services may be in the form of unregistered shares of common stock of the portfolio company, which will be recorded based on the fair value determination of our Board of Directors.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts receivable, accounts payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

     FIXED ASSETS

     Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2006. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

     INCOME TAXES

     The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis.

     The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.

     STOCK-BASED COMPENSATION

     Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

     In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123-R replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. This statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company adopted SFAS 123-R in the 1st quarter of 2006. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company may have stock-based payment transactions in the future which would require accounting as discussed above.

     As of December 31, 2006 and 2005, there were no options outstanding.

     NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE

     Basic net increase (decrease) in net assets from operations per share is computed by dividing the net income (loss) amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options, if any, and from the assumed conversion of convertible securities, if any. Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net income (loss) amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented there are no potentially dilutive securities so basic and diluted net increase (decrease) in net asset from operation per share is the same.

     COMPREHENSIVE INCOME

     SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company's comprehensive income (loss) does not differ from its reported net income (loss).

     As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders' deficit. This treatment is similar to the treatment required by SFAS No. 130.

     CONCENTRATION OF CREDIT RISK Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash balances may exceed the FDIC insurance limit of $100,000.

     RECENT ACCOUNTING PRONOUNCEMENTS

     There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

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

     The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

          o Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange;
          o    Total revenues for the preceding twelve months;
          o    Earnings before interest, taxes and depreciation;
          o    Estimate of likely sale price of investment;
          o    Net assets of investment; and
          o Likelihood of investment generating positive returns (going concern).

     The estimated value of each investment shall be determined as follows:

          o Where no or limited revenues or earnings are present, then the value shall be the greater of net assets, estimated sales price, or total cost for each investment;
          o Where revenues and/or earnings are present, then the value shall be the greater of one-times (1x) revenues or three-times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment; or
          o Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

     Utilizing the foregoing method, the Company has valued its investments as follows:

          Tandy Leather Factory, Inc. (AMEX:TLF) is a specialty retailer and wholesale distributor of leather products, tools and leather finishes and kits in which the Company currently owns 11,000 shares (less than 1% of the total outstanding shares) with a cost of $52,011. Based on the closing price on December 31, 2006, the Company has valued its investment at $88,770.

          Special Projects Group (Pink Sheets:SPLJ) is a distributor and marketer of security and defense products and training manuals. As of December 31, 2006, the Company has an investment of 800,000 shares with a cost of $102,403. Based on the closing price on December 31, 2006, the Company has valued its investment at $176,000. In addition, the Company made a loan to Special Projects in the amount of $50,000 in July 2006, which is due in July 2007. Based on the positive valuation of the stock and the current maturity the loan is valued at cost.

          SM&A (NASDAQ:WINS); is a leading provider of business strategy, proposal development and program services for winning and delivering competitive procurements. As of December 31, 2006, the Company has an investment of $35,669 in 6,000 shares which are valued at $34,800 based on the closing price on December 31, 2006.

          Professionals Direct, Inc. (OTCBB:PFLD); provides lawyer liability insurance and underwriting and other services to insurance companies. As of December 31, 2006, the Company has an investment of $18,790 in 800 shares which are valued at $20,900 based on the closing price on December 31, 2006.

          LFM Management, LLC, dba 1st Choice Mortgage (Privately held); direct to consumer brokerage company. The Company owns 33.3% of 1st Choice with an investment of $250,000 made in March 2006. Based on the current performance of LFM and its prospects, the Company has valued its investment at the original cost of $250,000.

          EE Investors, LLC - Bouncing Brain Productions, LLC (Privately held); Bouncing Brain is an inventor promotion company. At December 31, 2006, the Company owns 10.27% of EE Investors, LLC, which owns 16.2% of Bouncing Brain. The cost of $250,000 is from an investment made in March 2006. Based on the current performance of Bouncing Brain and its prospects, the Company has valued its investment at the original cost of $250,000.

          Lifestyle Innovations, Inc. (OTCBB:LFSI); non-interest bearing note and accounts receivable investment of approximately $1,200,000 face value with a cost of $100,000 in June 2006. This is a speculative investment in a public company with plans to acquire another operating business. The Company has valued its investment at the original cost of $100,000.

          Signature Energy, Inc. operator of 37.5% working interest in 2 oil and gas properties in Washington County, Oklahoma. The Company's original cost was $128,216 and the valuation of $225,000 is based on engineering estimates provided by the operator.

          Chanticleer Investors LLC (Privately held); only asset is a 6%, convertible, $5,000,000 loan to Hooters of America, Inc. Interest only is payable quarterly and accrued interest and principal is due May 24, 2009. The Company owns 23% of Chanticleer Investors and receives a management fee equal to 2% of the interest being paid on the loan. The remaining 4% of the interest is distributed to the investors quarterly. The Company values its interest in Chanticleer Investors at its cost of $1,150,000 based on the assets of Chanticleer Investors.

4.   NOTE PAYABLE

     The Company has a one-year line-of-credit with a bank in the amount of $250,000 which matures on June 21, 2007. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan has a balance of $150,704 at December 31, 2006, and bears interest at 8.25% per annum.

5.   INCOME TAXES

     During the years ended December 31, 2006, 2005 and 2004, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

                                                    2006          2005          2004
                                                 ----------    ----------    ----------
Computed "expected" income tax benefit           $  (67,700)   $  (58,500)   $   (5,200)
State income taxes, net of federal benefit           (8,000)       (6,900)         (600)
Travel and entertainment                              4,200           200             -
Valuation allowance                                  71,500        65,200         5,800
                                                 ----------    ----------    ----------
     Income tax benefit                          $        -    $        -    $        -
                                                 ==========    ==========    ==========

     Significant components of deferred income tax assets are as follows:

                                                    2006          2005          2004
                                                 ----------    ----------    ----------
Net operating loss carryforwards                 $  221,700    $   84,000    $    7,100
Investments                                         (79,200)      (13,000)       (1,300)
                                                 ----------    ----------    ----------
     Total deferred tax assets                      142,500        71,000         5,800
Valuation allowance                                (142,500)      (71,000)       (5,800)
                                                 ----------    ----------    ----------
          Net deferred tax assets                $        -    $        -    $        -
                                                 ==========    ==========    ==========

     The Company has a net operating loss carryforward of approximately $582,000, which will expire at various dates beginning in 2024 through 2026, if not utilized.

6.   COMPOSITION OF NET ASSETS (STOCKHOLDERS' EQUITY)

     The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 7,689,461 shares issued and outstanding at December 31, 2006. There are no warrants or options outstanding.

     2006 TRANSACTIONS

     During the year ended December 31, 2006, the Company sold 83,250 shares of its common stock pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds of $83,250. In addition, during the first quarter of 2006, the Company determined they were not going to be paid on the stock subscription receivable of $1,000,000 and the related 1,000,000 shares have been returned to counsel to be cancelled.

     2005 TRANSACTIONS

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

7.   RELATED PARTY TRANSACTIONS

     On December 13, 2006, the Company completed the acquisition of a $50,000 investment in Chanticleer Investors LLC from Michael D. Pruitt, CEO, at its original cost and at the estimated market value at the time. This increased the Company's interest in Chanticleer Investors LLC from $1,100,000 (22%) to $1,150,000 (23%) at December 31, 2006.

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


8.   COMMITMENTS AND CONTINGENCIES

     The Company has a lease for its office with monthly payments of $2,562 through March 31, 2007, which is adequate for its current needs.

     On February 22, 2007, the Company entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008. The Company's allocated share of the space is 2,000 square feet and its monthly base rent is $3,863 for the balance of 2007 and $3,980 each month in 2008. Five Oaks Capital Partners, LLC is the managing member of EE Investors, LLC, in which the Company is a 3.125% investor.

     On November 21, 2006, the Company entered into a 120 day option agreement with Hooters of America, Inc. to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. Negotiations are underway regarding a proposed development plan.

                                       CHANTICLEER HOLDINGS, INC.
                                          Financial Highlights
                          For the Years Ended December 31, 2006, 2005 and 2004

                                                              2006            2005            2004
                                                              ----            ----            ----
PER SHARE INFORMATION
 Net asset value, beginning of year                           $ 0.2939       $ 0.0283         $ 0.0005
 Net decrease from operations                                  (0.0527)       (0.0293)         (0.0061)
 Net change in realized gain (loss) and unrealized
  appreciation (depreciation) of investments, net               0.0268        (0.0035)          0.0011
 Net increase from stock transactions                           0.0459         0.2984           0.0328
                                                         --------------  -------------  ---------------
     Net asset value, end of year                             $ 0.3139       $ 0.2939         $ 0.0283
                                                         ==============  =============  ===============

Per share market value:
     Beginning of period                                      $ 1.3000       $ 0.0001         $ 0.0001
     End of period                                              1.1000         1.3000           0.0001

Investment return, based on market prices
     at end of period                                             -15%          (a)              (a)

RATIOS/SUPPLEMENTAL DATA
 Net assets, end of year                                     2,413,389      2,529,352          113,302
 Average net assets                                          2,533,311        358,949           64,112
 Annualized ratio of expenses to average net assets                21%            44%              29%
 Annualized ratio of net decrease in net assets
   from operations to average net assets                           -8%           -48%             -24%

Common stock outstanding at end of year                      7,689,461      8,606,211        4,000,000
Weighted average shares outstanding during year              7,686,657      5,245,319        3,109,290


(a) The Company began trading on July 27, 2005. Prior to that time, the Company's stock did not trade accordingly, the market value is assumed to be $.0001, the par value of the common stock.


                                                   59

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO"), who also serves as the Company's principal accounting officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO, concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on his most recent evaluation as of the Evaluation Date, December 31, 2006, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

Changes in Internal Control

There were no significant changes made in the Company's internal controls over financial reporting, during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

ITEM 9B: OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2006; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has four Directors. The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

NAME                    AGE                        POSITION

Michael D. Pruitt       46         President, CEO and Director since June 2005

Michael Carroll         58         Independent Director since June 2005

William Block           68         Independent Director since June 2005

Brian Corbman           31         Independent Director since August 2005


Michael D. Pruitt
-----------------
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments. The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company. In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992. From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million. The firm was sold in 1996 to Priority Freight Systems. Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold. He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business. He is also Managing Director of Cain Capital Advisors. Mr. Pruitt is currently CEO and director of Double Eagle Holdings, Inc., formerly Onspan Networking, Inc. (ONSP.OB), which is currently inactive.

Michael Carroll
---------------
Michael Carroll currently owns and operates a sales and training consulting firm based in Richmond, Virginia. Mr. Carroll has also served as a director for OneTravel Holdings, Inc., formerly RCG Companies Incorporated, since January of 2004. Mr. Carroll previously spent 22 years in the distribution business, 19 of which were in computer products distribution. In 1978, Mr. Carroll founded MicroMagnetic, Inc., a computer supply distribution company that he sold to Corporate Express in 1997. From 1997 to 1999, he was a division president at Corporate Express, a publicly traded business-to-business office products and service provider. Mr. Carroll holds a Bachelor's Degree in Business Management from The College of William & Mary in Williamsburg, Virginia, and a Master's Degree in Business Administration from Virginia Commonwealth University.

William Block
-------------
William Block has been active in small cap investing for over thirty years, both on the buy-side and on the sell-side. Mr. Block is well known for discovering small companies that have become future leaders, such as McDonalds, H&R Block, Tandy and Hospital Corporation of America (now Columbia HCA). Mr. Block founded W.A.B. Capital, an investment research boutique that specializes in providing equity, research and investment advisory to financial institutions. Mr. Block's niche is identifying rapidly growing, yet undervalued publicly traded companies. Mr. Block and W.A.B. Capital have been featured or quoted in publications such as the Wall Street Journal, Buyside Magazine, the Wall Street Transcript and Business Week. Mr. Block serves as head of our Investment Committee.

Brian Corbman
-------------
Brian Corbman is the managing director of Ardent Advisors, a consulting company he co-founded in 2003, that specializes in business strategy and corporate advisory services for emerging growth companies. Mr. Corbman is in the process of becoming an Officer of Supervisory Jurisdiction under the Westor Capital broker dealer umbrella and services buy-side institutional investors via equity research, institutional trading execution and investment banking activities. Previously, he was an institutional salesman at Fulcrum Global Partners and Banc of America Securities. Prior to that, Mr. Corbman gained valuable corporate experience working for GSI Commerce, a publicly traded company, where he was the sole corporate development analyst. A Magna Cum Laude graduate of George Washington University in Washington, DC, he holds a Bachelor's degree in Business Administration. Mr. Corbman has also attained the NASD general securities principal Series 24, Series 7 and Series 63 licenses.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of reports furnished to us, each of the Directors timely filed any required Form 4's during fiscal 2006.

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

NOMINATING COMMITTEE

We do not currently have a standing nominating committee, or a committee performing similar functions. The full Board of Directors currently serves this function.


ITEM 11: EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

(A)  SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2006.

ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION        YEAR     SALARY        BONUS        TOTAL
---------------------------        ----     ------        -----        -----

Michael D. Pruitt (CEO since       2006    $     -      $     -       $     -
  June 2005) (1)                   2005          -            -             -
                                   2004         N/A          N/A           N/A

Ross Silvey (CEO until             2006         N/A          N/A           N/A
 June 2005) (2)                    2005           -           -             -
                                   2004           -           -             -

     (1)  Mr. Pruitt did not receive any compensation during 2005 and 2006.
     (2) Mr. Silvey did not receive any compensation during his term in office as CEO.

Required columns for stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Mr. Pruitt has not been receiving compensation during our initial start-up phase as a BDC. Mr. Pruitt will commence receiving compensation of $1,000 per month in February 2007. Our compensation for Directors is based on comparative compensation levels for similar positions and time requirements.

EMPLOYMENT AGREEMENTS

The Company does not have any current employment agreements with its officers and directors. The company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

(B)  GRANTS OF PLAN-BASED AWARDS TABLE

There were no grants of plan-based awards during the year for the named individuals.

(C)  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

There were no outstanding equity awards at fiscal year-end for the named individuals.

(D)  OPTION EXERCISES AND STOCK VESTED TABLE

There were no option exercises during the year and no stock vested at fiscal year-end for the named individuals.

(E)  PENSION BENEFITS

There are no pension plans.

(F) NONQUALIFIED DEFINED CONTRIBUTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

There are no nonqualified defined contribution or other nonqualified deferred compensation plans.

(G)  POTENTIAL PAYMENTS UPON TERMINATION OR CHANGES-IN-CONTROL

There are no potential payments upon termination or changes-in-control for the named individuals.

(H)  COMPENSATION OF DIRECTORS

                                                        Directors Fee
                                                       Earned or Paid
Name                                                     In Cash ($)
----                                                     -----------

Michael D. Pruitt                                         $      -

Michael Carroll                                              4,500

William Block                                                4,500

Brian Corbman                                                    -

Director compensation was not paid to executive officers.

Directors are generally compensated $1,500 for each meeting during the year. Although there were no formal meetings during the year, Mr. Carroll and Mr. Block were paid $4,500 each. Mr. Pruitt and Mr. Corbman do not currently receive director fees.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there was no other form of compensation for the directors.

(I)  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The outside Directors serve on the compensation committee.

(J)  COMPENSATION COMMITTEE REPORT

Based on the Compensation Discussion and Analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 10-K.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of January 31, 2007, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of January 31, 2007, there were 7,689,461 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

                        NAME AND ADDRESS OF                AMOUNT AND NATURE OF
TITLE OF CLASS           BENEFICIAL OWNER                    BENEFICIAL OWNER       % OF CLASS
--------------           ----------------                    ----------------       ----------
Common              Palisades Master Fund, LP                    4,194,800            54.55%
                    4500 Cameron Valley Parkway, # 270
                    Charlotte, NC  28211

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of January 31, 2007, the most recent practicable date. As of January 31, 2007, there were 7,689,461 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

                         NAME AND ADDRESS OF                   AMOUNT AND NATURE OF
TITLE OF CLASS            BENEFICIAL OWNER                       BENEFICIAL OWNER        % OF CLASS
--------------            ----------------                       ----------------        ----------
Common               Michael D. Pruitt (1)                          1,686,861               21.94%
                     4500 Cameron Valley Parkway, # 270
                     Charlotte, NC  28211

Common               Michael Carroll                                   25,000                  *
                     4500 Cameron Valley Parkway, # 270
                     Charlotte, NC  28211

Common               William Block                                     25,000                 *
                     4500 Cameron Valley Parkway, # 270
                     Charlotte, NC  28211

Common               Brian Corbman                                     25,500                 *
                     4500 Cameron Valley Parkway, # 270
                     Charlotte, NC  28211

Common               All officers and directors as a                1,762,361               22.92%
                      Group (4 persons)

(1)  All shares are held by Avenel Foundation for which Mr. Pruitt is Trustee.

*    Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 13, 2006, we completed acquisition of a $50,000 investment in Chanticleer Investors LLC from Michael D. Pruitt, CEO, at its original cost and at the estimated market value at the time. This increased our interest in Chanticleer Investors LLC from $1,100,000 (22%) to $1,150,000 (23%) at December 31, 2006.

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


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: For the fiscal years ended December 31, 2006 and 2005, Creason & Associates, P.L.L.C. ("Creason") billed the Company $23,800 and $15,950, respectively, for services rendered through February 27, 2007, for the audit of the Company's financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as part of this report:
          1. Financial Statements - The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:
                    o    Report of Independent Registered Public Accountant
                    o    Statements of Net Assets at December 31, 2006 and 2005
                    o Statements of Operations - For the years ended December 31, 2006, 2005 and 2004
                    o Statements of Cash Flows - For the years ended December 31, 2006, 2005 and 2004
                    o Statements of Changes in Net Assets - For the years ended December 31, 2006, 2005 and 2004
                    o    Schedule of Investments - At December 31, 2006 and 2005
                    o    Notes to the Financial Statements
                    o Financial Highlights - For the years ended December 31, 2006, 2005 and 2004

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

Exhibit        Description
-------        -----------

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.


                                     CHANTICLEER HOLDINGS, INC.


                                     By: /s/ Michael D. Pruitt
                                         ------------------------------------
                                         Michael D. Pruitt, Chairman,
                                         Chief Executive Officer and
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date                Title (Capacity)                      Signature

March 30, 2007      Chairman, Chief Executive Officer     /s/ Michael D. Pruitt
                    and Chief Financial Officer           ----------------------
                                                              Michael D. Pruitt

March 30, 2007      Director                              /s/ Michael Carroll
                                                          ----------------------
                                                              Michael Carroll

March 30, 2007      Director                              /s/ Brian Corbman
                                                          ----------------------
                                                              Brian Corbman

March 30, 2007      Director                              /s/ William Block
                                                          ----------------------
                                                              William Block