Form 10-Q
period 2007-03-31
Chanticleer Holdings, Inc.
filed 2007-05-14
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	March 31, 2007
Commission File Number:	814-00709

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

4201 Congress Street, Suite 145, Charlotte, NC 28209
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of March 31, 2007, was 7,689,461 shares.

Chanticleer Holdings, Inc.

INDEX

				Page
				No.
Part I			Financial Information (unaudited)
Item	1	:	Condensed Financial Statements

			Statements of Net Assets as of March 31, 2007 and
			December 31, 2006	3
			Statements of Operations - For the Three Months Ended
			March 31, 2007 and 2006	4
			Statements of Cash Flows - For the Three Months Ended
			March 31, 2007 and 2006	5
			Statements of Changes in Net Assets - For the Three
			Months Ended March 31, 2007 and 2006	6
			Financial Highlights for the Three Months Ended March
			31, 2007 and 2006	7
			Schedules of Investments as of March 31, 2007 and
			December 31, 2006	8-9
			Notes to Financial Statements	10-16
Item	2	:	Management’s Discussion and Analysis of Financial
			Condition and Results of Operations	17-19
Item	3	:	Quantitative and Qualitative Disclosure about Market Risk	20
Item	4	:	Controls and Procedures	20

Part II			Other Information	21

Item	1	:	Legal Proceedings
Item	1	A:	Risk Factors
Item	2	:	Unregistered Sales of Equity Securities and Use of Proceeds
Item	3	:	Defaults Upon Senior Securities
Item	4	:	Submission of Matters to a Vote of Security Holders
Item	5	:	Other Information
Item	6	:	Exhibits

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc.
Statements of Net Assets
March 31, 2007 and December 31, 2006

	2007	2006
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2007 - $917,947; 2006 - $987,089)	$1,013,400	$1,195,470
Controlled affiliate investments (cost: 2007 and 2006 - $1,150,000)	1,150,000	1,150,000
Total investments	2,163,400	2,345,470
Cash and cash equivalents	44,584	124,311
Accounts receivable	63,344	31,481
Prepaid expenses and other assets	14,419	19,996
Fixed assets, net	31,256	33,290
Deposits	23,980	22,500

TOTAL ASSETS	2,340,983	2,577,048

LIABILITIES
Accounts payable	-	12,614
Accrued expenses	341	341
Note payable	150,704	150,704
TOTAL LIABILITIES	151,045	163,659
NET ASSETS	$2,189,938	$2,413,389

Commitments and contingencies
COMPOSITION OF NET ASSETS
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 7,689,461 shares at March 31, 2007 and
December 31, 2006	$769	$769
Additional paid in capital	2,799,831	2,799,831
Accumulated deficit:
Accumulated net operating loss	(698,556)	(578,122)
Net realized loss on investments	(7,559)	(17,470)
Net unrealized appreciation of investments	95,453	208,381

NET ASSETS	$2,189,938	$2,413,389

NET ASSET VALUE PER SHARE	$0.2848	$0.3139

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Income from operations:
Interest and dividend income:
Non-affiliates	$1,653	$18,089
Affiliate	11,500	-
Management fee income from affiliated investment	25,000	-
	38,153	18,089
Expenses:
Salaries and wages	56,518	51,552
Professional fees	42,620	5,238
Shareholder services	934	1,473
Printing and reporduction	-	10,914
Interest expense	3,108	-
Insurance expense	9,793	10,678
Dues and subscriptions	210	3,647
Rent expense	7,685	7,634
Travel and entertainment expense	19,494	9,106
Other general and administrative expense	18,225	17,028
	158,587	117,270
Loss before income taxes	(120,434)	(99,181)
Income taxes	-	-
Net loss from operations	(120,434)	(99,181)

Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	9,911	5,864
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax expense of $0	(112,928)	134,215
Net increase (decrease) in net assets from operations	$(223,451)	$40,898

Net increase (decrease) in net assets from operations per share,
basic and diluted	$(0.0291)	$0.0053

Weighted average shares outstanding	7,689,461	7,678,089

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(223,451)	$40,898
Adjustments to reconcile net increase (decrease) in net assets from operation to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of investments	112,928	(134,215)
Gain on sale of investments	(9,911)	(5,864)
Depreciation	2,034	1,872
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(27,423)	-
(Increase) decrease in prepaid expenses and other assets	(343)	3,878
Increase (decrease) in accounts payable and accrued expenses	(12,614)	(7,684)
Net cash used in operating activities	(158,780)	(101,115)
Cash flows from investing activities
Purchase of investments	-	(1,837,347)
Proceeds from sale of investments	79,053	19,584
Purchase of fixed assets	-	(6,198)
Net cash provided by (used in) operating activities	79,053	(1,823,961)
Cash flows from financing activities
Proceeds from sale of common stock	-	83,250
Net cash provided by financing activities	-	83,250
Net decrease in cash and cash equivalents	(79,727)	(1,841,826)
Cash and cash equivalents, beginning of period	124,311	2,217,525
Cash and cash equivalents, end of period	$44,584	$375,699

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$3,108	$-
Income taxes
Non-cash investing and financing activities:

Cancellation of stock subscription receivable	$-	$1,000,000

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Changes in net assets from operations
Net loss form operations	$(120,434)	$(99,181)
Realized gains on sale of investments, net	9,911	5,864
Change in net unrealized appreciation (depreciation) of
investments, net	(112,928)	134,215
Net increase (decrease) in net assets from operations	(223,451)	40,898

Capital stock transactions
Common stock issued for cash	-	83,250
Net increase in net assets from stock transactions	-	83,250
Net increase (decrease) in net assets	(223,451)	124,148
Net assets at beginning of period	2,413,389	2,529,352
Net assets at end of period	$2,189,938	$2,653,500

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Financial Highlights
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
PER SHARE INFORMATION
Net asset value, beginning of period	$0.3139	$0.2939
Net decrease from operations	(0.0157)	(0.0129)
Net change in realized gains (losses) and unrealized
appreciation (depreciation) of investments, net	(0.0134)	0.0182
Net increase from stock transactions	-	0.0459
Net asset value, end of period	$0.2848	$0.3451

Per share market value:
Beginning of period	$1.10	$1.00
End of period	1.00	1.00

Investment return, based on market price at end of period (1)	-9%	0%
RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	2,189,938	2,653,500
Average net assets	2,329,284	2,576,805
Annualized ratio of expenses to average net assets	27%	18%
Annualized ratio of net increase (decrease) in net assets from
operations to average net assets	-38%	6%
Common stock outstanding at end of period	7,689,461	7,689,461
Weighted average shares outstanding during period	7,689,461	7,678,089

(1) Periods of less than one year are not annualized.

Chanticleer Holdings, Inc.
Schedule of Investments
As of March 31, 2007
 (Unaudited)

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
8,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	$37,328	$57,600	3%
	Dec-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
800,000	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	102,403	80,800	4%
		distributor and marketer of security and
		defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage	250,000	250,000	11%
		(Privately held); Direct to consumer brokerage
		company
10.27%	Mar-06	EE Investors, LLC, whose sole asset is a 16.2% interest	250,000	250,000	11%
		in Bouncing Brain Productions, LLC (Privately held);
		Inventor promotion company
			639,731	638,400	29%
LOAN INVESTMENTS
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and	100,000	100,000	5%
		accounts receivable investment of approximately
		$1,200,000, non-interest bearing
Loan	Sep-06	Special Projects Group (Pink Sheets:SPLJ)	50,000	50,000	2%
		distributor and marketer of security and defense
		products and training manuals; 12% note due 7/07
			150,000	150,000	7%
OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two	128,216	225,000	10%
		oil and gas properties in Washington County, OK
		Total non-affiliate investments	917,947	1,013,400	46%

AFFILIATE INVESTMENT
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,150,000	53%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
		Total investments at March 31, 2007	$2,067,947	2,163,400	99%
		Cash and other assets, less liabilities		26,538	1%
		Net assets at March 31, 2007		$2,189,938	100%

See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of December 31, 2006
					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
11,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	$52,011	$88,770	4%
	Dec-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
800,000	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	102,403	176,000	8%
		distributor and marketer of security and
		defense products and training manuals
6,000	Jun-06	SM&A (NASDAQ:WINS); A leading provider of	35,669	34,800	1%
		business strategy, proposal development and
		program services for winning and delivering
		competitive procurements.
800	Jun-06	Professionals Direct, Inc. (OTCBB:PFLD); provides	18,790	20,900	1%
		lawyer liability insurance and underwriting and other
		services to insurance companies
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage	250,000	250,000	10%
		(Privately held); Direct to consumer brokerage
		company
10.27%	Mar-06	EE Investors, LLC, whose sole asset is a 16.2% interest	250,000	250,000	10%
		in Bouncing Brain Productions, LLC (Privately held);
		Inventor promotion company
			708,873	820,470	34%
LOAN INVESTMENTS
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and	100,000	100,000	4%
		accounts receivable investment of approximately
		$1,200,000, non-interest bearing
Loan	Sep-06	Special Projects Group (Pink Sheets:SPLJ)	50,000	50,000	2%
		distributor and marketer of security and defense
		products and training manuals; 12% note due 7/07
			150,000	150,000	6%
OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two	128,216	225,000	9%
		oil and gas properties in Washington County, OK
		Total non-affiliate investments	987,089	1,195,470	49%

AFFILIATE INVESTMENT
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,150,000	48%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
		Total investments at December 31, 2006	$2,137,089	2,345,470	97%
		Cash and other assets, less liabilities		67,919	3%
		Net assets at December 31, 2006		$2,413,389	100%
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2006, which is included in the Company’s Form 10-K.

(3)
Investment Company - On May 23, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Under this election, the Company has adopted corporate resolutions to operate as a closed-end management investment company as a BDC. The Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company provides professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act and will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) The Company may also offer to provide managerial assistance to these portfolio companies. Qualifying assets may also include:
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

BDC’s are required to implement certain accounting provisions that are different from those to which other reporting companies are required to comply. These requirements may result in presentation of financial information in a manner that is more or less favorable than the manner permitted by other reporting companies. In connection with the implementation of accounting changes to comply with the required reporting of financial information, the Company must also comply with SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).

Prior to May 23, 2005, the date the Company began operating as a BDC, the Company’s only operations included ownership of marketable investment securities. The Company followed Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) for its marketable investment securities. The Company classified its marketable investment securities as trading securities, for which FAS 115 provides that unrealized holding gains and losses for trading securities shall be included in earnings. Since this method of accounting for investments is the same as the valuation method required when operating as a BDC, there is no cumulative effect recognition in the accompanying financial statements upon becoming an investment company. The Company has prepared its financial statements as if it had been a BDC from inception.

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

B.    Investments

Investments at March 31, 2007 and December 31, 2006, may be summarized as follows:

	2007	2006
Investments at cost	$2,067,917	$2,137,089
Unrealized appreciation of investments, net	95,453	208,381
Fair value of investments	$2,163,400	$2,345,470

Investments are detailed on the Investment Schedules on pages 8 and 9, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors, discussed below.

Activity in investments during the three months ended March 31, 2007, is summarized as follows:

Investments at cost, December 31, 2006	$2,137,089
Purchases	-
Cost of investments sold	(69,142)
Investments at cost, March 31, 2007	$2,067,947

The Company is currently concentrating its efforts in packaging business investments for private equity groups. If completed, the Company expects to receive compensation through limited cost equity participation and/or cash management fees.

On November 21, 2006, the Company entered into an option agreement with Hooters of America, Inc. to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. Negotiations are underway regarding a proposed development plan.

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

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, both because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

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

Utilizing the foregoing method, the Company has valued its investments as follows:

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS

The Company’s investments in Tandy Leather Factory, Inc. (AMEX: TLF) and Special Projects Group (Pink Sheets: SPLJ) are quoted as indicated. The Investment Committee and the Board of Directors valued each of these investments based on its closing price at the end of March 2007.

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which began operation at the end of March 2006. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at March 31, 2007.

The Company made an investment in EE Investors, LLC whose sole asset is a 16.2% interest in Bouncing Brain Production, LLC. This is a privately held inventor promotion company. Bouncing Brain has selected a number of inventions and expects results from their promotion to begin in 2007. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at March 31, 2007.

LOAN INVESTMENTS

The Company invested $100,000 in notes and accounts receivable of Lifestyle Innovations, Inc. with a face value of approximately $1,200,000 in June 2006. These obligations are expected to ultimately be converted into common stock. The Investment Committee and the Board of Directors valued this investment at its cost of $100,000 at March 31, 2007.

The Company made a loan to Special Projects Group in July 2006 and the Investment Committee and the Board of Directors valued this investment at its cost of $50,000 at March 31, 2007.

OIL AND GAS PROPERTY INVESTMENTS

The Company invested $128,216 for a 37.5% working interest in two oil and gas wells located in Washington County, Oklahoma. The Investment Committee and the Board of Directors valued these two properties at $225,000 based on an estimate of recoverable reserves provided by the operator of the wells.

AFFILIATE INVESTMENT

The Company formed Chanticleer Investors LLC (“CI LLC”) at the end of March 2006. CI LLC’s only asset is a 6%, convertible, $5,000,000 loan to Hooters of America, Inc. Interest only is payable quarterly and accrued interest and principal is due May 24, 2009. The Company owns 23% of CI LLC and receives a management fee equal to 2% of the interest being paid on the loan. The remaining 4% of the interest is distributed to the investors, including the Company, quarterly. The investment is valued by the Investment Committee and the Board of Directors at its cost of $1,150,000 at March 31, 2007.

C.    Note Payable

The Company has a one-year line-of-credit with a bank in the amount of $250,000 which matures on June 21, 2007. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan has a balance of $150,704 at March 31, 2007, and bears interest at 8.25% per annum.

D.    Composition of Net Assets (Stockholders’ Equity)

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 7,689,461 shares issued and outstanding at March 31, 2007. There are no warrants or options outstanding.

E.    Related Party Transactions

On July 31, 2006, the Company formed Chanticleer Investors II, LLC (“Investors II”). Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities. The Company has advanced $15,444, which is included in accounts receivable, to Investors II for legal expenses.

In January 2007, the Company formed Chanticleer Advisors, LLC (“Advisors”) as a wholly-owned subsidiary to manage Investors II, as well as other designated projects. Pursuant to Regulation S-X Rule 6, Advisors will not be consolidated with the Company.

During the three months ended March 31, 2007, the Company sold its investment in two securities to Investors II for $21,775, which approximated market value on the transaction dates. The Company realized a profit of $127 on the transactions.

F.    Subsequent Event

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 4,000,000 and 7,142,857 shares of its common stock at prices ranging between $.70 and $1.25 per share. As of May 9, 2007, the Company had sold 357,142 shares for $250,000 pursuant to the offering.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

On May 23, 2005, we filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating our election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Under this election, we have adopted corporate resolutions to operate as a closed-end management investment company as a BDC. We have been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act and will at all times conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

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

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market may exist for substantially all of the securities in which we invest. Our investment policy is intended to provide a consistent basis for determining the fair value of the portfolio. We record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in publicly traded securities is determined using quoted market prices discounted for restriction on resale, if any.

Our equity interests in portfolio companies for which there is no liquid public market are valued using industry valuation benchmarks, and then the values could be assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. The determined values are generally discounted to account for restrictions on resale and minority ownership positions.

The value of our equity interests in public companies for which market quotations are readily available is based on the closing public market price. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value for the security.

Financial Condition

Our net assets were $2,189,938 and $2,413,389 at March 31, 2007, and December 31, 2006, respectively. Net asset value per share was $.2848 at March 31, 2007, and $0.3139 at December 31, 2006.

We are currently concentrating our efforts in packaging business investments for private equity groups. If completed, we expect to receive compensation through limited cost equity participation and/or cash management fees.

On November 21, 2006, we entered into an option agreement with Hooters of America, Inc. to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. Negotiations are underway regarding a proposed development plan.

On April 12, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 4,000,000 and 7,142,857 shares of our common stock at prices ranging between $.70 and $1.25 per share. As of May 9, 2007, we had sold 357,142 shares for $250,000 pursuant to the offering.

Three months ended March 31, 2007 compared to March 31, 2006

Net increase (decrease) in net assets from operations amounted to a decrease of $223,451 in 2007 as compared to an increase of $40,898 in 2006.

Revenues increased from $18,089 in 2006 to $38,153 in 2007. The increase in 2007 is composed of the increase in income from affiliate investments of $36,500 reduced by a decline in other net interest and dividend income of $16,436. The investment in Chanticleer Investors LLC (the affiliate) was not fully funded until the second quarter of 2006.

Expenses during the three months ended March 31, 2007, were $158,587 as compared to $117,270 in the year earlier period. The increase in expenses is mainly the result of an increase in professional fees of $37,382 and an increase of $10,388 in travel and entertainment expenses. The increase in professional services is primarily due to increase investment advisory services. Travel and entertainment increased primarily due to increased travel costs associated with review of existing and potential investments.

Net realized and unrealized gains and losses consisted of a realized gain of $9,911 and an unrealized depreciation of investments of $112,928 for a net loss of $103,017 in 2007 as compared to an realized gain of $5,864 and an unrealized appreciation gain of $134,215, for a net gain of $140,079 in 2006.

The above factors resulted in a net decrease in net assets from operations per share of $.0291 in 2007 as compared to a net increase in net assets from operations per share of $.0053 in 2006.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

CHANTICLEER HOLDINGS, INC.

Date: May 11, 2007	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer