Form 10-Q
period 2007-06-30
Chanticleer Holdings, Inc.
filed 2007-08-13
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2007

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of June 30, 2007, was 8,046,604 shares.

Chanticleer Holdings, Inc.

INDEX

		Page No.
Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Assets as of June 30, 2007 and December 31, 2006	3
	Statements of Operations - For the Three Months Ended June 30, 2007 and 2006	4
	Statements of Operations - For the Six Months Ended June 30, 2007 and 2006	5
	Statements of Cash Flows - For the Six Months Ended June 30, 2007 and 2006	6
	Statements of Changes in Net Assets - For the Six Months Ended June 30, 2007 and 2006	7
	Financial Highlights for the Six Months Ended June 30, 2007 and 2006	8
	Schedules of Investments as of June 30, 2007 and December 31, 2006	9-10
	Notes to Financial Statements	11-18

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-22

Item 3:	Quantitative and Qualitative Disclosure about Market Risk	23

Item 4:	Controls and Procedures	23

Part II	Other Information	24

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc.
Statements of Net Assets
June 30, 2007 and December 31, 2006

	2007	2006
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2007 - $898,968; 2006 - $987,089)	$984,600	$1,195,470
Uncontrolled affiliate investment (cost: 2007 - $514,221)	514,221	-
Controlled affiliate investments (cost: 2007 and 2006 - $1,150,000)	1,150,000	1,150,000
Total investments	2,648,821	2,345,470
Cash and cash equivalents	27,588	124,311
Accounts receivable	63,399	31,481
Prepaid expenses and other assets	5,556	19,996
Fixed assets, net	33,826	33,290
Deposits	23,980	22,500
TOTAL ASSETS	2,803,170	2,577,048

LIABILITIES
Accounts payable	17,495	12,614
Accrued expenses	-	341
Deferred revenue	385,666	-
Note payable	-	150,704
TOTAL LIABILITIES	403,161	163,659
NET ASSETS	$2,400,009	$2,413,389

Commitments and contingencies
COMPOSITION OF NET ASSETS
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 8,046,604 shares at June 30, 2007 and
7,689,461 shares at December 31, 2006	$805	$769
Additional paid in capital	3,049,795	2,799,831
Accumulated deficit:
Accumulated net operating loss	(737,857)	(578,122)
Net realized gain (loss) on investments	1,634	(17,470)
Net unrealized appreciation of investments	85,632	208,381
NET ASSETS	$2,400,009	$2,413,389
NET ASSET VALUE PER SHARE	$0.2983	$0.3139

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Income from operations:
Interest and dividend income:
Non-affiliates	$1,514	$4,063
Affiliate	11,500	7,793
Management fee income from affiliated investments	153,555	14,304
	166,569	26,160
Expenses:
Salaries and wages	66,460	49,906
Professional fees	36,014	17,992
Shareholder services	1,479	3,992
Interest expense	3,315	997
Insurance expense	10,296	12,363
Dues and subscriptions	3,801	9,972
Franchise taxes	15,775	-
Rent expense	13,217	10,747
Travel and entertainment expense	29,427	17,399
Other general and administrative expense	26,086	17,367
	205,870	140,735
Loss before income taxes	(39,301)	(114,575)
Income taxes	-	-
Net loss from operations	(39,301)	(114,575)

Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	9,193	32,835
Change in unrealized depreciation of investments,
net of deferred tax expense of $0	(9,821)	(28,754)
Net decrease in net assets from operations	$(39,929)	$(110,494)

Net decrease in net assets from operations per share, basic and diluted	$(0.0051)	$(0.0144)
Weighted average shares outstanding	7,893,543	7,689,461

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Income from operations:
Interest and dividend income:
Non-affiliates	$3,166	$22,153
Affiliate	23,000	7,793
Management fee income from affiliated investments	178,555	14,304
	204,721	44,250
Expenses:
Salaries and wages	122,977	98,457
Professional fees	78,634	20,230
Shareholder services	2,413	4,490
Interest expense	6,423	997
Insurance expense	20,089	23,040
Dues and subscriptions	4,010	13,619
Rent expense	20,902	18,390
Travel and entertainment expense	48,921	26,505
Other general and administrative expense	60,087	52,278
	364,456	258,006
Loss before income taxes	(159,735)	(213,756)
Income taxes	-	-
Net loss from operations	(159,735)	(213,756)

Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	19,105	38,699
Change in unrealized appreciation (depreciation) of investments,
net of deferred tax expense of $0	(122,750)	105,461
Net decrease in net assets from operations	$(263,380)	$(69,596)

Net decrease in net assets from operations per share, basic and diluted	$(0.0338)	$(0.0091)
Weighted average shares outstanding	7,792,066	7,683,806

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net decrease in net assets from operations	$(263,380)	$(69,596)
Adjustments to reconcile net decrease in net assets from
operation to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of investments	122,750	(105,461)
Gain on sale of investments	(19,105)	(38,699)
Depreciation	4,067	3,906
Consulting and other services rendered in exchange for investment securities	(514,221)	-
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(27,479)	(23,758)
(Increase) decrease in prepaid expenses and other assets	8,520	11,971
Increase (decrease) in accounts payable and accrued expenses	4,541	(2,001)
Increase (decrease) in deferred revenue	385,666	-
Net cash used in operating activities	(298,641)	(223,638)
Cash flows from investing activities
Purchase of investments	-	(2,197,729)
Proceeds from sale of investments	107,225	181,926
Purchase of fixed assets	(4,603)	(6,198)
Net cash provided by (used in) operating activities	102,622	(2,022,001)
Cash flows from financing activities
Proceeds from sale of common stock	250,000	83,250
Loan repayment	(150,704)	-
Loan proceeds	-	100,704
Net cash provided by financing activities	99,296	183,954
Net decrease in cash and cash equivalents	(96,723)	(2,061,685)
Cash and cash equivalents, beginning of period	124,311	2,217,525
Cash and cash equivalents, end of period	$27,588	$155,840

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$6,764	$997
Income taxes	-	-
Non-cash investing and financing activities:
Cancellation of stock subscription receivable	$-	$1,000,000

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Changes in net assets from operations
Net loss from operations	$(159,735)	$(213,756)
Realized gains on sale of investments, net	19,105	38,699
Change in net unrealized appreciation (depreciation) of investments, net	(122,750)	105,461
Net decrease in net assets from operations	(263,380)	(69,596)

Capital stock transactions
Common stock issued for cash	250,000	83,250
Net increase in net assets from stock transactions	250,000	83,250
Net increase (decrease) in net assets	(13,380)	13,654
Net assets at beginning of period	2,413,389	2,529,352
Net assets at end of period	$2,400,009	$2,543,006

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Financial Highlights
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
PER SHARE INFORMATION
Net asset value, beginning of period	$0.3139	$0.2939
Net decrease from operations	(0.0205)	(0.0278)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments, net	(0.0133)	0.0187
Net increase from stock transactions	0.0182	0.0459
	$0.2983	$0.3307

PER SHARE MARKET VALUE
Beginning of period	$1.10	$1.00
End of period	0.80	1.25

Investment return, based on market price at end of period	-27%	25%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$2,400,009	$2,543,006
Average net assets	2,289,875	2,587,035

Annualized ratio of expenses to average net assets	25.2%	16.5%
Annualized ratio of net decrease in net assets from operations to average net assets	-23.0%	-5.4%

Common stock outstanding at end of period	8,046,604	7,689,461
Weighted average shares outstanding during period	7,792,066	7,683,806

(1) Periods of less than one year are not annualized.

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of June 30, 2007
(Unaudited)

Shares/ Interest	Quarter Acquired		Original Cost	Fair Value	Percent Net Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
4,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	$18,349	$28,800	1%
	Dec-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
800,000	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	102,403	80,800	3%
		distributor and marketer of security and
		defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage	250,000	250,000	11%
		(Privately held); Direct to consumer brokerage
		company
10.27%	Mar-06	EE Investors, LLC, whose sole asset is a 16.2% interest	250,000	250,000	11%
		in Bouncing Brain Productions, LLC (Privately held);
		Inventor promotion company
			620,752	609,600	26%
LOAN INVESTMENTS
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and	100,000	100,000	4%
		accounts receivable investment of approximately
		$1,200,000, non-interest bearing
Loan	Sep-06	Special Projects Group (Pink Sheets:SPLJ)	50,000	50,000	2%
		distributor and marketer of security and defense
		products and training manuals; 12% note due 7/07
			150,000	150,000	6%
OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two	128,216	225,000	9%
		oil and gas properties in Washington County, OK
		Total non-affiliate investments	898,968	984,600	41%

AFFILIATE INVESTMENTS
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,150,000	48%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
342,814	Apr-07	SYZYGY Entertainment, Ltd. (SYZG); owner/operator
		of casino in Turks and Caicos Islands	514,221	514,221	21%
		Total affiliate investments	1,664,221	1,664,221	69%
		Total investments at June 30, 2007	$2,563,189	2,648,821	110%
		Cash and other assets, less liabilities		(248,812)	-10%
		Net assets at June 30, 2007		$2,400,009	100%

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of December 31, 2006

Shares/ Interest	Quarter Acquired		Original Cost	Fair Value	Percent Net Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
11,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	$52,011	$88,770	4%
	Dec-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
800,000	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	102,403	176,000	8%
		distributor and marketer of security and
		defense products and training manuals
6,000	Jun-06	SM&A (NASDAQ:WINS); A leading provider of	35,669	34,800	1%
		business strategy, proposal development and
		program services for winning and delivering
		competitive procurements.
800	Jun-06	Professionals Direct, Inc. (OTCBB:PFLD); provides	18,790	20,900	1%
		lawyer liability insurance and underwriting and other
		services to insurance companies
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage	250,000	250,000	10%
		(Privately held); Direct to consumer brokerage
		company
10.27%	Mar-06	EE Investors, LLC, whose sole asset is a 16.2% interest	250,000	250,000	10%
		in Bouncing Brain Productions, LLC (Privately held);
		Inventor promotion company
			708,873	820,470	34%
LOAN INVESTMENTS
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and	100,000	100,000	4%
		accounts receivable investment of approximately
		$1,200,000, non-interest bearing
Loan	Sep-06	Special Projects Group (Pink Sheets:SPLJ)	50,000	50,000	2%
		distributor and marketer of security and defense
		products and training manuals; 12% note due 7/07
			150,000	150,000	6%
OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two	128,216	225,000	9%
		oil and gas properties in Washington County, OK
		Total non-affiliate investments	987,089	1,195,470	49%

AFFILIATE INVESTMENT
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,150,000	48%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
		Total investments at December 31, 2006	$2,137,089	2,345,470	97%
		Cash and other assets, less liabilities		67,919	3%
		Net assets at December 31, 2006		$2,413,389	100%

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

(3)
Investment Company - On June 1, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Under this election, the Company has adopted corporate resolutions to operate as a closed-end management investment company as a BDC. The Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company provides professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act and will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

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

Prior to June 1, 2005, the date the Company began operating as a BDC, the Company’s only operations included ownership of marketable investment securities. The Company followed Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) for its marketable investment securities. The Company classified its marketable investment securities as trading securities, for which FAS 115 provides that unrealized holding gains and losses for trading securities shall be included in earnings. Since this method of accounting for investments is the same as the valuation method required when operating as a BDC, there is no cumulative effect recognition in the accompanying financial statements upon becoming an investment company. The Company has prepared its financial statements as if it had been a BDC from inception.

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

B. Investments

Investments at June 30, 2007 and December 31, 2006, may be summarized as follows:

	2007	2006
Investments at cost	$2,563,189	$2,137,089
Unrealized appreciation of investments, net	85,632	208,381
Fair value of investments	$2,648,821	$2,345,470

Investments are detailed on the Investment Schedules on pages 9 and 10, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors, discussed below.

Activity in investments during the six months ended June 30, 2007, is summarized as follows:

Investments at cost, December 31, 2006	$2,137,089
Purchases	-
Investment received for consulting services	514,221
Cost of investments sold	(88,121)
Investments at cost, June 30, 2007	$2,563,189

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

The Company received 342,814 shares of SYZYGY Entertainment, Ltd. (SYZG) in exchange for consulting and other services rendered or to be rendered from April 1, 2007 through March 31, 2008. SYZG has had very limited trading activity to date, accordingly, the $5.00 closing price has been reduced to $1.50 for purposes of valuing the services. The investment value of $514,221 is being amortized to management income over the twelve month period and as of June 30, 2007, $385,666 is included in deferred revenue and $128,555 has been recognized as management income. The Company’s CEO, Mike Pruitt, also acts as CEO and director for SYZG.

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

Utilizing the foregoing method, the Company has valued its investments as follows:

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS

The Company’s investments in Tandy Leather Factory, Inc. (AMEX: TLF) and Special Projects Group (Pink Sheets: SPLJ) are quoted as indicated. The Investment Committee and the Board of Directors valued each of these investments based on its closing price at the end of June 2007.

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which began operation at the end of March 2006. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at June 30, 2007.

The Company made an investment in EE Investors, LLC whose sole asset is a 16.2% interest in Bouncing Brain Production, LLC. This is a privately held inventor promotion company. Bouncing Brain has selected a number of inventions and expects results from their promotion to begin in 2007. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at June 30, 2007.

LOAN INVESTMENTS

The Company invested $100,000 in notes and accounts receivable of Lifestyle Innovations, Inc. with a face value of approximately $1,200,000 in June 2006. These obligations are expected to ultimately be converted into common stock. The Investment Committee and the Board of Directors valued this investment at its cost of $100,000 at June 30, 2007.

The Company made a loan to Special Projects Group in July 2006 and the Investment Committee and the Board of Directors valued this investment at its cost of $50,000 at June 30, 2007. The loan was repaid in July 2007.

OIL AND GAS PROPERTY INVESTMENTS

The Company invested $128,216 for a 37.5% working interest in two oil and gas wells located in Washington County, Oklahoma. The Investment Committee and the Board of Directors valued these two properties at $225,000 on June 30, 2007, based on an estimate of recoverable reserves provided by the operator of the wells. The Company has been delayed in receiving revenues from the properties due to flooding in the area where the wells are located. With the clean-up required and minor repairs, it is expected the properties should be producing by the beginning of the fourth quarter.

AFFILIATE INVESTMENT

UNCONTROLLED

The Company received an investment in SYZYGY Entertainment, Ltd. in exchange for services which are being performed between April 1, 2007 and March 31, 2008. At June 30, 2007, SYZG had experienced very limited trading, therefore, the board of directors discounted the $5.00 closing price to $1.50 per share to determine the value of $514,221.

CONTROLLED

The Company formed Chanticleer Investors LLC (“CI LLC”) at the end of March 2006. CI LLC’s only asset is a 6%, convertible, $5,000,000 loan to Hooters of America, Inc. Interest only is payable quarterly and accrued interest and principal is due May 24, 2009. The Company owns 23% of CI LLC and receives a management fee equal to 2% of the interest being paid on the loan. The remaining 4% of the interest is distributed to the investors, including the Company, quarterly. The investment is valued by the Investment Committee and the Board of Directors at its cost of $1,150,000 at June 30, 2007.

C. Note Payable

The Company had a one-year line-of-credit with a bank in the amount of $250,000 which matured on June 21, 2007. The loan was guaranteed by the Chief Executive Officer of the Company and was collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The 8.25% loan was repaid in May 2007.

D. Composition of Net Assets (Stockholders’ Equity)

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 8,046,604 shares issued and outstanding at June 30, 2007. There are no warrants or options outstanding.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 4,000,000 and 7,142,857 shares of its common stock at prices ranging between $.70 and $1.25 per share. As of May 9, 2007, the Company had sold 357,143 shares for $250,000 pursuant to the offering.

On May 30, 2007, the Company received a letter from the SEC with questions and requests for additional information and disclosure regarding its Form 1-E. Accordingly, the Company has suspended additional sales pursuant to this Form 1-E until the questions have been resolved and additional information and disclosure is provided. The Company expects to file an amended Form 1-E upon completion of this process.

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

On June 1, 2005, we filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating our election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Under this election, we have adopted corporate resolutions to operate as a closed-end management investment company as a BDC. We have been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act and will at all times conduct our business so as to retain our status as a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

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

Financial Condition

Our net assets were $2,400,009 and $2,413,389 at June 30, 2007, and December 31, 2006, respectively. Net asset value per share was $.2983 at June 30, 2007, and $0.3139 at December 31, 2006.

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

On April 12, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 4,000,000 and 7,142,857 shares of our common stock at prices ranging between $.70 and $1.25 per share. As of May 9, 2007, we had sold 357,143 shares for $250,000 pursuant to the offering.

On May 30, 2007, the Company received a letter from the SEC with questions and requests for additional information and disclosure regarding its Form 1-E. Accordingly, the Company has suspended additional sales pursuant to this Form 1-E until the questions have been resolved and additional information and disclosure is provided. The Company expects to file an amended Form 1-E upon completion of this process.

Comparison of three months ended June 30, 2007 and 2006

Net decrease in net assets from operations amounted to a decrease of $39,929 in 2007 as compared to a decrease of $110,494 in 2006.

Revenues increased from $26,160 in 2006 to $166,569 in 2007. The increase in 2007 is composed of the increase in income from affiliate investments of $142,958 reduced by a decline in other net interest and dividend income of $2,549. The 2007 income from affiliated investments includes $128,555 for consulting services rendered to SYZG. The investment in Chanticleer Investors LLC was not fully funded until the second quarter of 2006.

Expenses during the three months ended June 30, 2007, were $205,870 as compared to $140,735 in the year earlier period. The increase in expenses is mainly the result of an increase in salaries and wages of $16,554, an increase in professional fees of $18,022, an increase of $12,028 in travel and entertainment expenses and an increase in franchise taxes of $15,775. The increase in salaries and wages is consistent with the slightly larger staff and salary increases for the 2007 period as compared to 2006. The increase in professional services is primarily due to increase investment advisory services and an increase in audit costs due primarily to the higher number of investments. Travel and entertainment increased primarily due to increased travel costs associated with review of existing and potential investments. Franchise taxes were recorded in the third quarter in 2006.

Net realized and unrealized gains and losses consisted of a realized gain of $9,193 and an unrealized depreciation of investments of $9,821 for a net loss of $628 in 2007 as compared to a realized gain of $32,835 and a unrealized depreciation of $28,754, for a net gain of $4,081 in 2006.

The above factors resulted in a net decrease in net assets from operations per share of $.0051 in 2007 as compared to a net decrease in net assets from operations per share of $.0144 in 2006.

Comparison of six months ended June 30, 2007 and 2006

Net decrease in net assets from operations amounted to a decrease of $263,380 in 2007 as compared to a decrease of $69,596 in 2006.

Revenues increased from $44,250 in 2006 to $204,721 in 2007. The increase in 2007 is composed of the increase in income from affiliate investments of $179,458 reduced by a decline in other net interest and dividend income of $18,987. The 2007 income from affiliated investments includes $128,555 for consulting services rendered to SYZG. The investment in Chanticleer Investors LLC was not fully funded until the second quarter of 2006.

Expenses during the six months ended June 30, 2007, were $364,456 as compared to $258,006 in the year earlier period. The increase in expenses is mainly the result of an increase in salaries and wages of $24,520, an increase in professional fees of $58,404 and an increase of $22,416 in travel and entertainment expenses. The increase in salaries and wages is consistent with the slightly larger staff and salary increases for the 2007 period as compared to 2006. The increase in professional services is primarily due to increase investment advisory services and an increase in audit costs due primarily to the higher number of investments. Travel and entertainment increased primarily due to increased travel costs associated with review of existing and potential investments.

Net realized and unrealized gains and losses consisted of a realized gain of $19,105 and an unrealized depreciation of investments of $122,750 for a net loss of $103,645 in 2007 as compared to a realized gain of $38,699 and a unrealized appreciation of $105,461, for a net gain of $144,160 in 2006.

The above factors resulted in a net decrease in net assets from operations per share of $.0338 in 2007 as compared to a net decrease in net assets from operations per share of $.0091 in 2006.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 357,143 shares of its common stock for $250,000 in cash, pursuant to its Form 1-E offering. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Michael D. Pruitt, President and Chief Executive Officer, is also the principal accounting officer.

Effective April 30, 2007, William Block resigned as an independent director and Paul I. Moskowitz was appointed as an independent director to replace Mr. Block. Mr. Block’s resignation was not a result of any disagreements as to investment decisions, accounting or disclosure.

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

CHANTICLEER HOLDINGS, INC.

Date: August 10, 2007	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and Chief Financial Officer