Form 10-Q
period 2007-09-30
Chanticleer Holdings, Inc.
filed 2007-11-14
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended: September 30, 2007

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
Yes ☐  No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of September 30, 2007, was 8,332,318 shares.

Chanticleer Holdings, Inc.

INDEX

		Page
		No.

Part I	Financial Information (unaudited)

Item 1:	Condensed Financial Statements

	Statements of Net Assets as of September 30, 2007 and December 31, 2006	3
	Statements of Operations - For the Three Months Ended September 30, 2007 and 2006	4
	Statements of Operations - For the Nine Months Ended September 30, 2007 and 2006	5
	Statements of Cash Flows - For the Nine Months Ended September 30, 2007 and 2006	6
	Statements of Changes in Net Assets - For the Nine Months Ended September 30, 2007 and 2006	7
	Financial Highlights for the Nine Months Ended September 30, 2007 and 2006	8
	Schedules of Investments as of September 30, 2007 and December 31, 2006	9-11
	Notes to Financial Statements	12-19
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-24
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	25
Item 4:	Controls and Procedures	25

Part II	Other Information	26

Item 1:	Legal Proceedings	26
Item 1A:	Risk Factors	26
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3:	Defaults Upon Senior Securities	26
Item 4:	Submission of Matters to a Vote of Security Holders	26
Item 5:	Other Information	26
Item 6:	Exhibits	26

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc.
Statements of Net Assets
September 30, 2007 and December 31, 2006

	2007	2006
	(Unaudited)
ASSETS
Investments:
Non-affiliate investments (cost: 2007 - $944,930; 2006 - $987,089)	$1,306,380	$1,195,470
Affiliate investments:
Uncontrolled (cost: 2007 - $964,221)	1,248,473	-
Controlled (cost: 2007 - $1,185,443; 2006 - $1,150,000)	2,420,000	1,150,000
Total investments	4,974,853	2,345,470
Cash and cash equivalents	209,751	124,311
Accounts receivable	22,400	31,481
Prepaid expenses and other assets	556	19,996
Fixed assets, net	30,670	33,290
Deposits	3,980	22,500
TOTAL ASSETS	5,242,210	2,577,048

LIABILITIES
Accounts payable	24,638	12,614
Accrued expenses	164	341
Deferred revenue	257,111	-
Note payable	70,000	150,704
TOTAL LIABILITIES	351,913	163,659
NET ASSETS	$4,890,297	$2,413,389

Commitments and contingencies
COMPOSITION OF NET ASSETS
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 8,332,318 shares at September 30, 2007 and
7,689,461 shares at December 31, 2006	$833	$769
Additional paid in capital	3,699,766	2,799,831
Accumulated deficit:
Accumulated net operating loss	(699,207)	(578,122)
Net realized gain (loss) on investments	8,646	(17,470)
Net unrealized appreciation of investments	1,880,259	208,381
NET ASSETS	$4,890,297	$2,413,389
NET ASSET VALUE PER SHARE	$0.5869	$0.3139

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Income from operations:
Interest and dividend income:
Non-affiliates	$462	$3,927
Affiliate	11,500	15,940
Management fee income:
Non-affiliates	39,380	-
Affiliate	153,555	24,863
	204,897	44,730
Expenses:
Salaries and wages	56,889	48,919
Professional fees	42,168	24,760
Shareholder services	765	1,209
Interest expense	242	3,000
Insurance expense	8,830	13,413
Dues and subscriptions	933	718
Franchise taxes	-	12,678
Rent expense	12,772	5,123
Travel and entertainment expense	32,656	7,934
Loss on sale of assets	713	-
Other general and administrative expense	10,279	12,859
	166,247	130,613
Earnings (loss) before income taxes	38,650	(85,883)
Income taxes	-	-
Earnings (loss) from operations	38,650	(85,883)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, with no income tax provision	7,012	(1,923)
Change in unrealized appreciation of investments,
net of deferred tax expense of $0	1,794,627	72,110
Net increase (decrease) in net assets from operations	$1,840,289	$(15,696)

Net increase (decrease) in net assets from operations per share,
basic and diluted	$0.2284	$(0.0020)
Weighted average shares outstanding	8,059,026	7,689,461

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006
Income from operations:
Interest and dividend income:
Non-affiliates	$3,628	$26,080
Affiliate	34,500	23,733
Management fee income:
Non-affiliates	39,380	-
Affiliate	332,110	39,167
	409,618	88,980
Expenses:
Salaries and wages	179,866	147,376
Professional fees	120,803	47,065
Shareholder services	3,178	5,699
Franchise taxes	15,775	12,678
Interest expense	6,665	3,997
Insurance expense	28,919	36,454
Dues and subscriptions	4,943	14,337
Rent expense	33,674	23,513
Travel and entertainment expense	81,577	34,439
Loss on sale of assets	713	-
Other general and administrative expense	54,591	63,060
	530,704	388,618
Loss before income taxes	(121,086)	(299,638)
Income taxes	-	-
Net loss from operations	(121,086)	(299,638)

Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	26,117	36,776
Change in unrealized appreciation of investments,
net of deferred tax expense of $0	1,671,877	177,570
Net increase (decrease) in net assets from operations	$1,576,908	$(85,292)

Net increase (decrease) in net assets from operations per share,
basic and diluted	$0.2001	$(0.0111)
Weighted average shares outstanding	7,882,030	7,685,712

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,576,908	$(85,292)
Adjustments to reconcile net increase (decrease) in net assets from operation to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of investments	(1,671,877)	(177,570)
Gain on sale of investments	(26,117)	(36,776)
Loss on sale of fixed assets	713	-
Depreciation	6,241	5,940
Consulting and other services rendered in exchange for investment
securities	(553,601)	-
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(1,923)	(36,832)
(Increase) decrease in prepaid expenses and other assets	13,520	18,605
Increase (decrease) in accounts payable and accrued expenses	11,846	9,384
Increase (decrease) in deferred revenue	257,111	-
Net cash used in operating activities	(387,179)	(302,541)
Cash flows from investing activities
Purchase of investments	-	(2,277,732)
Proceeds from sale of investments	177,656	187,543
Proceeds from sale of fixed assets	270	-
Purchase of fixed assets	(4,603)	(6,198)
Net cash provided by (used in) operating activities	173,323	(2,096,387)
Cash flows from financing activities
Proceeds from sale of common stock	450,000	83,250
Loan repayment	(150,704)	-
Loan proceeds	-	150,704
Net cash provided by financing activities	299,296	233,954
Net decrease in cash and cash equivalents	85,440	(2,164,974)
Cash and cash equivalents, beginning of period	124,311	2,217,525
Cash and cash equivalents, end of period	$209,751	$52,551

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$6,764	$3,656
Income taxes	-	-
Non-cash investing and financing activities:
Investment contributed by shareholder	$450,000	$-
Investment acquired with note payable	70,000
Cancellation of stock subscription receivable	-	1,000,000

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Changes in net assets from operations
Net loss from operations	$(121,086)	$(299,638)
Realized gains on sale of investments, net	26,117	36,776
Change in net unrealized appreciation of investments, net	1,671,877	177,570
Net increase (decrease) in net assets from operations	1,576,908	(85,292)

Capital stock transactions
Common stock issued for cash	450,000	83,250
Investment contributed by shareholder	450,000	-
Net increase in net assets from stock transactions	900,000	83,250

Net increase (decrease) in net assets	2,476,908	(2,042)
Net assets at beginning of period	2,413,389	2,529,352
Net assets at end of period	$4,890,297	$2,527,310

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Financial Highlights
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

PER SHARE INFORMATION
Net asset value, beginning of period	$0.3139	$0.2939
Net decrease from operations	(0.0154)	(0.0390)
Net change in realized gains (losses) and unrealized
appreciation (depreciation) of investments, net	0.2154	0.0279
Net increase from capital transactions	0.0730	0.0459
Net asset value, end of period	$0.5869	$0.3287

PER SHARE MARKET VALUE
Beginning of period	$1.10	$1.30
End of period	0.99	0.90

Investment return, based on market price at end of period (1)	-10%	-31%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$4,890,297	$2,527,310
Average net assets	2,973,409	2,561,825

Annualized ratio of expenses to average net assets	23.8%	20.0%
Annualized ratio of net increase (decrease) in net assets from
operations to average net assets	70.7%	-4.0%

Common stock outstanding at end of period	8,332,318	7,689,461
Weighted average shares outstanding during period	7,882,030	7,685,712

(1) Periods of less than one year are not annualized.

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of September 30, 2007
(Unaudited)

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
1,000	Sep-05	Tandy Leather Factory, Inc. (AMEX:TLF); specialty	$4,931	$7,000	0%
	Dec-05	retailer and wholesale distributor of leather products,
		tools and leather finishes and kits
996,900	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	141,783	199,380	4%
	Sep-07	distributor and marketer of security and
		defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage	250,000	250,000	5%
		(Privately held); Direct to consumer brokerage
		company
10.27%	Mar-06	EE Investors, LLC, whose sole asset is a 16.2% interest	250,000	350,000	7%
		in Bouncing Brain Productions, LLC (Privately held);
		Inventor promotion company
125,000	Sep-07	HealthSport, Inc. (OTCBB:HSPO); fully integrated	70,000	150,000	3%
		developer, manufacturer and marketer of unique and
		proprietary branded and private label edible film strip
		nutritional supplements and over-the-counter drugs
			716,714	956,380	19%
LOAN INVESTMENT
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and	100,000	125,000	3%
		accounts receivable investment of approximately
		$1,200,000, non-interest bearing

OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two	128,216	225,000	5%
		oil and gas properties in Washington County, OK
		Total non-affiliate investments	944,930	1,306,380	27%

Continued

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments, continued
As of September 30, 2007
(Unaudited)

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

AFFILIATE INVESTMENTS

	UNCONTROLLED AFFILIATES
542,814	Jun-07	SYZYGY Entertainment, Ltd. (SYZG); owner/operator	$964,221	$1,248,473	26%
	Sep-07	of casino in Turks and Caicos Islands

	CONTROLLED AFFILIATES
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	2,300,000	47%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
100%	Mar-07	Chanticleer Advisors LLC; wholly owned subsidiary;	15,443	100,000	2%
		provides management services for Chanticleer
		Investors II, LLC
100%	Dec-06	Option agreement with Hooters of America, Inc. to
		purchase the right to open and operate Hooters
		restaurants in the Republic of South Africa	20,000	20,000	0%
		Total controlled affiliate investments	1,185,443	2,420,000	49%
		Total affiliate investments	2,149,664	3,668,473	75%
		Total investments at September 30, 2007	$3,094,594	4,974,853	102%
		Cash and other assets, less liabilities		(84,556)	-2%
		Net assets at September 30, 2007		$4,890,297	100%

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments,
As of September 30, 2007
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

As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service). The Company may also offer to provide managerial assistance to these portfolio companies. Qualifying assets may also include:

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

B. Investments

Investments at September 30, 2007 and December 31, 2006, may be summarized as follows:

	2007	2006

Investments at cost	$3,094,594	$2,137,089
Unrealized appreciation of investments, net	1,880,259	208,381
Fair value of investments	$4,974,853	$2,345,470

Investments are detailed on the Investment Schedules on pages 9 through 11, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors, discussed below.

Activity in investments during the nine months ended September 30, 2007, is summarized as follows:

Investments at cost, December 31, 2006	$2,137,089
Purchases	70,000
Investments received for consulting services	553,601
Investment contributed by shareholder	450,000
Costs reclassified as investments	35,443
Cost of investments sold	(151,539)
Investments at cost, September 30, 2007	$3,094,594

The Company is currently concentrating its efforts in packaging business investments for private equity groups. If completed, the Company expects to receive compensation through limited cost equity participation and/or cash management fees.

The Company received 342,814 shares of SYZYGY Entertainment, Ltd. (“SYZG”) in exchange for consulting and other services rendered or to be rendered from April 1, 2007 through March 31, 2008. SYZG has had very limited trading activity to date, accordingly, the $5.00 closing price was reduced to $1.50 for purposes of valuing the services. The investment cost of $514,221 is being amortized to management income over the twelve month period and as of September 30, 2007, $257,111 is included in deferred revenue and $257,110 has been recognized as management income. The Company’s CEO, Mike Pruitt, also acts as CEO and director for SYZG.

In September 2007, the Company received 196,900 shares of Special Projects Group for management services previously provided by the Company’s CEO. The stock was valued at $39,380 based upon its average trading price at the time.

In September 2007, the Company’s CEO contributed 200,000 shares of SYZG to the Company. The shares were valued at $450,000, based upon a liquidity discount to the reported trading price.

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

Utilizing the foregoing method, the Company has valued its investments as follows:

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS

The Company’s investment in Tandy Leather Factory, Inc. (AMEX: TLF) is quoted as indicated. The Investment Committee and the Board of Directors valued this investment at $7.00 per share based on its closing price at the end of September 2007 of $7.10 per share.

The Company’s investment in Special Projects Group (Pink Sheets: SPLJ) is quoted as indicated. The Investment Committee and the Board of Directors valued this investment at $0.20 based on a liquidity discount from its average trading price of $0.24.

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which began operation at the end of March 2006. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at September 30, 2007.

The Company made an investment in EE Investors, LLC (“EE”) whose sole asset is a 16.2% interest in Bouncing Brain Production, LLC. This is a privately held inventor promotion company. Bouncing Brain has selected a number of inventions and expects results from their promotion to begin in 2007. The Investment Committee and the Board of Directors valued this investment at $350,000 at September 30, 2007, as a result of an increase in EE’s level of participation in future Bouncing Brain promotions and additional capital invested by another investor in Bouncing Brain.

The Company’s investment in HealthSport, Inc. (OTCBB: HSPO) is quoted as indicated. The Investment Committee and the Board of Directors valued this investment at $1.20 based on its closing price at the end of September 2007.

LOAN INVESTMENT

The Company invested $100,000 in notes and accounts receivable due from Lifestyle Innovations, Inc. with a face value of approximately $1,200,000 in June 2006. These obligations are expected to ultimately be converted into common stock. The Company holds approximately 50% of the debt of LFSI, which is planned to be sold as a pink sheet shell after completion of certain legal procedures. A pink sheet shell has a value of approximately $350,000 plus retaining 3-5% of the new equity. The Investment Committee and the Board of Directors valued this investment at $125,000 at September 30, 2007.

OIL AND GAS PROPERTY INVESTMENTS

The Company invested $128,216 for a 37.5% working interest in two oil and gas wells located in Washington County, Oklahoma. The Investment Committee and the Board of Directors valued these two properties at $225,000 on September 30, 2007, based on an estimate of recoverable reserves provided by the operator of the wells. The Company has been delayed in receiving revenues from the properties due to flooding in the area where the wells are located. With the clean-up required and minor repairs, it is expected the properties should be producing by the beginning of the fourth quarter.

AFFILIATE INVESTMENT

UNCONTROLLED

The Company received an investment in SYZYGY Entertainment, Ltd. (“SYZG”) of 342,814 shares in exchange for services which are being performed between April 1, 2007 and March 31, 2008. In September 2007, the Company’s CEO contributed an additional 200,000 shares of SYZG to the Company, which were valued at $450,000, based on a liquidity discount to the average trading price. At September 30, 2007, SYZG had experienced very limited trading; therefore, the board of directors discounted the $5.00 closing price to $2.30 per share to determine the value of $1,248,473.

CONTROLLED

The Company formed Chanticleer Investors LLC (“CI LLC”) at the end of March 2006. CI LLC’s only asset is a 6%, convertible, $5,000,000 loan to Hooters of America, Inc. (“Hooters”). Interest only is payable quarterly and accrued interest and principal is due May 24, 2009. The Company owns 23% of CI LLC and receives a management fee equal to 2% of the interest being paid on the loan. The remaining 4% of the interest is distributed to the investors, including the Company, quarterly. As the manager, the Company has a carried interest of 20% of the limited partners net cash gain when realized. At September 30, 2007, the investment was valued by the Investment Committee and the Board of Directors at $2,300,000, based upon the performance of Hooters and discussions regarding a liquidity event.

Chanticleer Advisors LLC (“Advisors”) was formed as a wholly owned subsidiary to manage Chanticleer Investors II, LLC and Advisors receives management fees based on the profitability of Chanticleer Investors II LLC. After reviewing performance through September 30, 2007 and the increased level of assets in Chanticleer Investors II LLC, the Investment Committee and the Board of Directors valued Advisors at $100,000 at September 30, 2007.

The Company has an option agreement with Hooters to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. The Investment Committee and the Board of Directors valued this option at the amount of the Company’s deposit of $20,000.

C. Note Payable

The Company has a one-year note with a company in the amount of $70,000 which will mature on September 15, 2008, which bears interest at 4%. The loan was used to acquire 125,000 shares of HealthSport, Inc. common stock.

D. Composition of Net Assets (Stockholders’ Equity)

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 8,332,318 shares issued and outstanding at September 30, 2007. There are no warrants or options outstanding.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 4,000,000 and 7,142,857 shares of its common stock at prices ranging between $.70 and $1.25 per share. As of May 9, 2007, the Company had sold 357,143 shares for $250,000 pursuant to the offering.

On May 30, 2007, the Company received a letter from the SEC with questions and requests for additional information and disclosure regarding its Form 1-E. The Company responded to the SEC inquiry and as of September 30, 2007 has sold an additional 285,714 shares for $200,000.

E. Related Party Transactions

On July 31, 2006, the Company formed Chanticleer Investors II, LLC (“Investors II”). Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

In January 2007, the Company formed Advisors as a wholly-owned subsidiary to manage Investors II, as well as other designated projects. Pursuant to Regulation S-X Rule 6, Advisors will not be consolidated with the Company. The Company has advanced $15,443 to Advisors for legal expenses and has included this amount as the investment cost of this entity.

During the three months ended March 31, 2007, the Company sold its investment in two securities to Investors II for $21,775, which approximated market value on the transaction dates. The Company realized a profit of $127 on the transactions.

The Company’s CEO contributed 200,000 shares of SYZG to the Company in September 2007. The shares were valued at $450,000 based upon a liquidity discount to the price at which SYZG was trading at the time.

F. St. Cloud Capital Partners, LP

On September 26, 2007, the Company announced it had signed a letter of intent to acquire 100% of the outstanding equity interest in St. Cloud Capital Partners, LP (“SCCP”) and its general partner, SCGP, LLC, (“SCGP”) including its investment portfolio. In exchange, SCCP and SCGP would receive common stock based on the Company’s net asset value at September 30, 2007. The SCCP portfolio contains approximately 20 investments, both public and private, in a diversified group of industries. Total fund assets amount to approximately $40 million. SCCP will continue to operate as a licensed Small Business Investment Company.

Completion of the transaction is subject to customary closing conditions, including the Company’s board and shareholder approval, SCCP approval and U.S. Small Business Administration approval. Also subject to shareholder approval, SCGP intend to externally manage the fund. The transaction is expected to close in the first quarter of 2008.

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

Financial Condition

Our net assets were $4,890,297 and $2,413,389 at September 30, 2007, and December 31, 2006, respectively. Net asset value per share was $0.5869 at September 30, 2007, and $0.3139 at December 31, 2006.

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

On May 30, 2007, the Company received a letter from the SEC with questions and requests for additional information and disclosure regarding its Form 1-E. The Company responded to the SEC inquiry and has since sold an additional 285,714 shares for $200,000 in cash as of September 30, 2007.

On September 26, 2007, the Company announced it had signed a letter of intent to acquire 100% of the outstanding equity interest in St. Cloud Capital Partners, LP (“SCCP”) and its general partner, SCGP, LLC, (“SCGP”) including its investment portfolio. In exchange, SCCP and SCGP would receive common stock based on the Company’s net asset value at September 30, 2007. The SCCP portfolio contains approximately 20 investments, both public and private, in a diversified group of industries. Total fund assets amount to approximately $40 million. SCCP will continue to operate as a licensed Small Business Investment Company.

Completion of the transaction is subject to customary closing conditions, including the Company’s board and shareholder approval, SCCP approval and U.S. Small Business Administration approval. Also subject to shareholder approval, SCGP intend to externally manage the fund. The transaction is expected to close in the first quarter of 2008.

Comparison of three months ended September 30, 2007 and 2006

Net increase (decrease) in net earnings (loss) from operations amounted to an increase of $38,650 in 2007 as compared to a decrease of $85,883 in 2006.

Revenues increased from $44,730 in 2006 to $204,897 in 2007. The increase of $160,167 in 2007 is composed of the increase in management income from affiliate investments of $128,692, an increase in management income from non-affiliate investments of $39,380 reduced by a decline in non-affiliate interest income of $3,465 and affiliated interest and dividend income of $4,440. The 2007 management income from affiliated investments includes $128,555 for consulting services rendered to SYZG. The management income from non-affiliated investments includes $39,380 for non-recurring services rendered to Special Projects Group.

Expenses during the three months ended September 30, 2007, were $166,247 as compared to $130,613 in the year earlier period. The increase in expenses is mainly the result of an increase in salaries and wages of $7,970, an increase in professional fees of $17,408, an increase of $24,722 in travel and entertainment expenses and less a decrease in franchise taxes of $12,678. The increase in salaries and wages is consistent with the slightly larger staff and salary increases for the 2007 period as compared to 2006. The increase in professional services is primarily due to an increase in investment advisory services. Travel and entertainment increased primarily due to increased travel costs associated with review of existing and potential investments. Franchise taxes were recorded in the third quarter in 2006 and the second quarter of 2007.

Net realized and unrealized gains and losses consisted of a realized gain of $7,012 and a unrealized appreciation of investments of $1,794,627 for a net gain of $1,801,639 in 2007 as compared to a realized loss of $1,923 and unrealized appreciation of $72,110, for a net gain of $70,187 in 2006. The principal component of the increased unrealized gain in 2007 is the result of the performance of Hooters and discussion regarding a liquidity event, which should substantially increase the value of the Company’s investment and related contracts.

The above factors resulted in a net increase in net assets from operations per share of $0.2284 in 2007 as compared to a net decrease in net assets from operations per share of $0.0020 in 2006.

Comparison of nine months ended September 30, 2007 and 2006

Net decrease in loss from operations amounted to a decrease of $121,086 in 2007 as compared to a decrease of $299,638 in 2006.

Revenues increased from $88,980 in 2006 to $409,618 in 2007. The increase of $320,638 in 2007 is composed of the increase in management income from affiliate investments of $292,943, an increase in management income from non-affiliate investments of $39,380, an increase in affiliate interest income of $10,767 and reduced by a decline in non-affiliate net interest and dividend income of $22,452. The 2007 income from affiliated investments includes $257,110 for consulting services rendered to SYZG. The 2007 management income from non-affiliate investments includes $39,380 for non-recurring services rendered to Special Projects Group. The investment in Chanticleer Investors LLC was not fully funded until the second quarter of 2006.

Expenses during the nine months ended September 30, 2007, were $530,704 as compared to $388,618 in the year earlier period. The increase in expenses is mainly the result of an increase in salaries and wages of $32,490, an increase in professional fees of $73,738 and an increase of $47,138 in travel and entertainment expenses. The increase in salaries and wages is consistent with the slightly larger staff and salary increases for the 2007 period as compared to 2006. The increase in professional services is primarily due to an increase in investment advisory services and an increase in audit costs due primarily to the higher number of investments. Travel and entertainment increased primarily due to increased travel costs associated with review of existing and potential investments.

Net realized and unrealized gains and losses consisted of a realized gain of $26,117 and an unrealized appreciation of investments of $1,671,877 for a net gain of $1,697,994 in 2007 as compared to a realized gain of $36,776 and an unrealized appreciation of investments of $177,570, for a net gain of $214,346 in 2006. The principal component of the increased unrealized gain in 2007 is the result of the performance of Hooters and discussion regarding a liquidity event, which should substantially increase the value of the Company’s investment and related contracts.

The above factors resulted in a net increase in net assets from operations per share of $0.2001 in 2007 as compared to a net decrease in net assets from operations per share of $0.0111 in 2006.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 285,714 shares of its common stock for $200,000 in cash, pursuant to its Form 1-E offering. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

CHANTICLEER HOLDINGS, INC.

Date: November 9, 2007	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and Chief Financial Officer