Form 10-K
period 2007-12-31
Chanticleer Holdings, Inc.
filed 2008-03-31
CIK 1106838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 814-00709

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

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerate filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.80 per share)(2,106,943 of 8,046,604 shares): $1,685,534 as of June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 8,618,032 shares of common stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Chanticleer Holdings, Inc.
Form 10-K Index

PART I

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the “Risk Factors” section below. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 1: BUSINESS

Chanticleer Holdings, Inc. (the “Company,” “we,” “us” or “Chanticleer”) filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”) on May 23, 2005. In connection with this election, we have adopted corporate resolutions and are operating as a closed-end, non-diversified management investment company and as a business development company (a “BDC”).

On April 18, 2006, we formed Chanticleer Investors LLC (“Investors LLC”) and sold units for $5,000,000, of which we own $1,150,000 (23%) as of December 31, 2007. Investors LLC’s principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“Hooters”), collateralized by and convertible into 2% of Hooters common stock. One-third of the interest is paid to us as a management fee and we share pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

On July 31, 2006, we formed Chanticleer Investors II, LLC (“Investors II”). Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

In January 2007, we formed Chanticleer Advisors, LLC (“Advisors”), as a wholly owned subsidiary to manage Investors II, as well as, other investments.

As a BDC, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, will be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

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

We look for five core characteristics in our investments:

▪	Profitability
▪	Predictable and Sustainable Returns
▪	Margin of Safety
▪	Strong Future Prospects
▪	Reputable Management

We look at these characteristics in a historical context and then assess what those characteristics will look like in the future. We believe that the best indication of what a company will do in the future is its past behavior. The metrics that we examine are a blend of quantitative factors, like return on equity and profit margin, and qualitative factors, like management ownership and a company’s competitive advantage. By remaining disciplined with respect to these metrics, we can be assured that we have attempted to minimize the potential for a loss.

Portfolio and Firm Management

The investment portfolio of Chanticleer has several distinguishing characteristics. First and foremost is the portion of our assets that we are willing to commit to an idea. At the end of our search for outstanding companies we must be willing to commit a meaningful percentage of our assets to our best investment opportunities. Additionally, it is very likely that the number of our holdings will be relatively small. There are a limited number of companies that have stood the test of our scrutiny, so we must put a relatively significant amount of money in those few ideas. We attempt to select portfolio companies that are focused on the best possible ideas.

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

Managerial Assistance

As a BDC, we are required to offer, and in some cases may provide, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

Other Income

In addition to our investment objectives, we seek to earn interest on our loans to portfolio companies and in some cases may have management fee agreements with the portfolio companies.

Frequently, to minimize the cash requirements of our portfolio companies, we may receive stock in payment of our management fees and the interest owed us on our loans to our portfolio companies. Our investment committee will value the stock, which will become the basis for a portion of our revenue.

Investment Personnel

The investment personnel of Chanticleer Holdings, Inc. currently consists of its executive officer, Michael D. Pruitt, and two additional investment analysts that assist in researching and valuing potential and additional investments. The following information relates to the personnel involved in making investment and valuation decisions.

Michael D. Pruitt
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.  He is also Managing Director of Cain Capital Advisors; a Director of HealthSport, Inc. (HSPO); and CEO and a Director of Syzygy Entertainment, Ltd. (SYZG).

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

Further Regulation as a Business Development Company

We are a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, including any investment advisers or sub-advisers, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding common shareholders.

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

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

ITEM 1A: RISK FACTORS

In the normal course of business, and in an effort to keep our shareholders and the public informed about our operations and portfolio of investments, we may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to our business plans or strategies or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by us, or projections involving anticipated purchases or sales of securities or other aspects of our operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, our operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations, or our net asset value (“NAV”), the market price of our common stock, and whether any forward-looking statements made by us ultimately prove to be accurate.

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

We made our election to become a BDC in 2005 and have entered into a number of financing transactions with portfolio companies as described in the notes to the financial statements. We have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities and acquisition of the investments described in the notes to the financial statements. We have raised $3,123,462 from sales of our common stock and have a cost basis in our investments of $3,292,229 at December 31, 2007. We have realized only limited revenues to date. We are wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of its management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

We filed our notice of intent to become a BDC which requires us to comply with significant regulatory requirements.

On May 23, 2005, we filed a notice with the Securities and Exchange Commission of our intent to be regulated as a BDC under the 1940 Act and be subject to Sections 54 through 65 of said Act. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial obstacles for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the net asset value per share (“NAV/S”) without approval of a majority of our shareholders. While we do not anticipate that the NAV/S calculation will ever result in a negative number or a nominally positive number, the Company would be severely limited in its ability to sell shares if such number was negative or nominally positive.

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

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. This is in conformity with the Small Business Investment Incentive Act of 1980 which amended the 1940 Act and created BDC’s. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern. It should be noted that our operational costs are higher as a result of our having elected to be governed as a BDC.

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

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

•	Investing in companies in an early-stage of development or with little or no operating history;
•	Companies operating at a loss or with substantial variations in operating results from period to period; and
•	Companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.

These companies may face intense competition, including competition from companies with:

•	Greater financial resources;
•	More extensive development, manufacturing, marketing, and service capabilities; and
•	A larger number of qualified managerial and technical personnel.

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

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including us. The availability of capital is generally a function of capital market conditions that are beyond our control or beyond any portfolio company’s control. We cannot assure you that our management or the management of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

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

Through December 31, 2007, we raised $3,123,462 from sales of our common stock. We intend to raise more capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act since their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised, each year, will be from shares that will be acquired by investors in transactions involving an exempt private offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

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

Other entities and individuals compete for investments similar to those we propose to make, many of whom will have greater financial and management resources than we do. Furthermore, we must comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify as a Registered Investment Company (“RIC”), provisions of the Internal Revenue Code pertaining to RICs might restrict our flexibility as compared with our competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

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

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and trades under the symbol "CEEH".

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

•
Significant volatility in the market price and trading volume of securities of closed-end investment companies, business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	A loss of BDC status;
•	Changes in earnings or variations in operating results;

•	Changes in the value of our portfolio of investments;
•	Any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	Departure of key personnel;
•	Potential legal and regulatory matters;
•	Operating performance of companies comparable to us; and
•	General economic trends and other external factors.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person's account for transactions in penny stocks; and

•	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	Stipulates that the broker or dealer receives a signed, written agreement from the investor prior to the transaction.

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

Our management has limited experience with BDC’s.

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

The risk of fraud losses varies with, among other things, general economic conditions, and the effectiveness of security procedures utilized. However, although management believes that any loss due to fraud will be immaterial, there can be no assurance that fraud loss experience will not become material in amount. It must be noted that BDC’s are required to have in place certain safeguards which may render these risks from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud.

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

The officers and directors own less than a majority of the issued and outstanding shares of our voting securities (20.19% at February 5, 2008). While the number of shares controlled by the officers and directors is less than a majority, their position of control is material and significant.

Pursuant to the Company’s Articles of Incorporation, the Company’s Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

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

ITEM 2: PROPERTIES

On February 22, 2007, we entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008. Our allocated share of the space is 2,000 square feet and our monthly base rent is $3,980 in 2008.

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

Part II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and trades under the symbol "CEEH".

The market closing, high and low prices during each quarter for the two years ended December 31, 2007, are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

March 31, 2007	1.00	1.10	0.85
June 30, 2007	0.80	1.00	0.80
September 30, 2007	0.99	1.00	0.90
December31, 2007	0.52	0.75	0.51

March 31, 2006	1.25	1.25	0.90
June 30, 2006	1.25	1.25	1.25
September 30, 2006	0.90	1.25	0.90
December31, 2006	1.10	1.25	0.50

Number of Shareholders and Total Outstanding Shares

As of February 29, 2008, there were 8,618,032 shares of common stock issued and outstanding, held by approximately 49 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter. There were no sales during the fourth quarter of 2007.

ITEM 6: SELECTED FINANCIAL DATA

The following table represents our selected financial and other data and has been derived from our audited financial statements for the years ended December 31, 2007, 2006, 2005 and 2004. The information below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included in Item 8 herein.

	2007	2006	2005	2004
Statements of Operations Data:
Income from operations	$574,675	$127,243	$4,798	$-
Expenses	823,440	532,186	158,658	18,818
Net loss from operations before taxes	(248,765)	(404,943)	(153,860)	(18,818)
Income tax benefit	-	-	-	-
Net loss from operations	(248,765)	(404,943)	(153,860)	(18,818)
Net realized and unrealized gains (losses)	260,652	205,730	(18,319)	3,500
Net increase (decrease) in net assets
from operations	$11,887	$(199,213)	$(172,179)	$(15,318)

Net increase (decrease) in net assets from
operations per share, basic and diluted	$0.0015	$(0.0259)	$(0.0328)	$(0.0049)

Weighted average shares, basic and diluted	7,995,528	7,686,657	5,245,319	3,109,290

Statements of Net Assets Data:
Investments at fair value	$3,736,566	$2,345,470	$257,000	$128,500
Investments at cost	3,292,229	2,137,089	222,819	125,000
Cash and cash equivalents	-	124,311	2,217,525	500

Total assets	3,824,543	2,577,048	2,537,036	129,000
Total liabilities	349,267	163,659	7,684	15,698
Net assets	$3,475,276	$2,413,389	$2,529,352	$113,302

Net asset value per share	$0.4171	$0.3139	$0.2939	$0.0283

Common stock outstanding at year end	8,332,318	7,689,461	8,606,211	4,000,000

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 18, 2006, we formed Investors LLC and sold units for $5,000,000, of which we own $1,150,000 (23%) as of December 31, 2007. Investors LLC’s principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters collateralized by and convertible into 2% of Hooters common stock. One-third of the interest is paid to us as a management fee and we share pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

On July 31, 2006, we formed Investors II. Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

In January 2007, we formed Advisors, as a wholly owned subsidiary to manage Investors II, as well as, other investments.

Management’s Analysis of Business
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

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

•	public and private companies,
•	investment bankers,
•	attorneys,
•	accountants,
•	consultants, and
•	commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

•	purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
•	own the securities of companies that are in the business of buying, selling or developing real estate; or
•	finance the purchase of real estate by our portfolio companies.

We limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

•	sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
•	purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
•	engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loans.

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

Proprietary Advantage - We favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

•	patents or trade secrets with respect to owning or manufacturing its products, and
•	a demonstrable and sustainable marketing advantage over its competition.

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

Exit Strategy - Prior to making an investment in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

•	an initial public offering,
•	a private sale of our equity interest to a third party,
•	a merger or an acquisition of the portfolio company, or
•	a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes of convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

•
“piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or

•
in some circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrants without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

•	accounts receivable,
•	inventory, and
•	equipment,

and intangible assets, such as:

•	intellectual property,
•	customer lists,
•	networks, and
•	databases.

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

•	company and technology assessments,
•	existing management team,
•	market analysis,
•	competitive analysis,
•	evaluation of management, risk analysis and transaction size,
•	pricing, and
•	structure analysis.

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

In our review of the management team, we look at the following:

•	Interviews with management and significant shareholders, including any financial or strategic sponsor;
•	Review of financing history;
•	Review of management's track record with respect to:
o	product development and marketing,
o	mergers and acquisitions,
o	alliances,
o	collaborations, and
o	research and development outsourcing and other strategic activities;
•	Assessment of competition; and
•	Review of exit strategies.

In our review of the financial conditions, we look at the following:

•	Evaluation of future financing needs and plans;
•	Detailed analysis of financial performance;
•	Development of pro forma financial projections; and
•	Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

•	Evaluation of intellectual property position;
•	Review of existing customer or similar agreements and arrangements;
•	Analysis of core technology;
•	Assessment of collaborations;

•	Review of sales and marketing procedures; and
•	Assessment of market and growth potential.

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

We use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

•	Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
•	Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
•	Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
•	Attendance at and participation in board meetings; and
•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we offer, and in many cases provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

•	monitoring the operations of our portfolio companies,
•	participating in their board and management meetings,
•	consulting with and advising their officers, and
•	providing other organizational and financial guidance.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had a bank overdraft of $25,736, notes payable of $165,272, accounts payable and accrued expenses of $29,704 and accounts receivable of $18,900 for a net short-term liability of $201,812. In January 2008, we sold 285,714 shares of our common stock pursuant to our 1-E for $200,000.

Our expenses have averaged approximately $200,000 per quarter, excluding depreciation. They were $284,000 during the fourth quarter. Accordingly, our projected expenses should be between $800,000 and $1,100,000 for 2008. Our cash revenue from existing investments is projected to be $150,000 and we sold $200,000 in common stock pursuant to our 1-E in January 2008, which leaves a shortage of $450,000 to $750,000.

We expect to need $325,000 for additional investments with HOA, which would increase our remaining requirement to from $775,000 to $1,075,000. We are completing a new 1-E which should be filed before the end of March 2008. We expect to raise approximately $1,000,000 from the 1-E, which, together with our line-of-credit should provide sufficient capital to meet 2008 requirements.

Most of our investments are long-term and are not liquid. In order to meet our projected cash requirements we will need to obtain other income sources, continue to make sales of our common stock pursuant to a 1-E, use our $250,000 line of credit to meet short-term requirements and possibly liquidate some investments. There can be no assurance that our efforts will be adequate to meet projected requirements.

SUBSEQUENT EVENT

On March 11, 2008, the Company announced it has entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close on or before July 31, 2008. The final purchase price will be determined after the completion of the 2007 fiscal year audit.

The closing of the transaction is subject to Chanticleer raising the necessary debt and equity financing to complete the acquisition. In addition, Chanticleer will have to convert from its current SEC status as a BDC to an operating company prior to closing the transaction. Chanticleer has retained an investment banking firm to assist in securing the equity capital necessary to close the proposed transaction.

HI was founded in 1983 and was the creator of the Hooters brand and concept. In 1984, HI licensed Neighborhood Restaurants of America, n/k/a Hooters of America, Inc. (“HOA”), owned by a separate group of shareholders, to be its exclusive licensee in the development and expansion of its restaurant business. In 2001 HI went on to sell the Hooters trademarks and other related proprietary rights to HOA. HI retained and continues to own certain rights including a perpetual irrevocable license agreement with greatly reduced royalties, to operate its restaurants in its retained territories and, most importantly, to acquire franchisees within the Hooters system. These rights will be acquired by Chanticleer as a part of the transaction.

Chanticleer has an existing relationship with HOA through its position as the lead investor in a $5 million, 6% convertible three-year promissory note from Robert Brooks, the former Chairman of HOA. This note is secured by and contains conversion options into 2% of Hooters of America outstanding stock. Chanticleer was also granted a right of first refusal and a right to match any equity financing proposed to, or sought by, HOA. Additionally, Chanticleer currently holds an Option Agreement with HOA to open Hooters franchises in the Republic of South Africa which is under development. The entire Hooters system, consisting of 433 restaurants in 28 countries, is currently celebrating its 25th anniversary with events on the 25th of each month and a grand pageant in Miami on July 23, 2008.

HI was the creator of the Hooters brand and concept and currently owns and operates 22 restaurants, which comprise the highest average unit gross sales within the Hooters system, and includes locations in and around Tampa, Florida, Chicago, Illinois and the Manhattan regions, including the original Hooters restaurant located in Clearwater, Florida. These are the operations of HI being acquired by Chanticleer.

RESULTS OF OPERATIONS

Income from operations
Our income from operations was $574,675 in 2007, $127,243 in 2006 and $4,798 in 2005. We only had nominal revenue in 2005 since the funding from our initial 1-E offering did not commence until late in 2005. In 2006, we made our investment in Chanticleer Investors, LLC which earned $99,400 (78% of total revenue) during the approximately 8 months the investment was held. In 2007, this investment generated $146,000 in cash revenues. We had non-cash revenues of $425,046, which included 196,900 shares of Special Projects for management services performed which were valued at $39,380 based upon the value established by the Investment Committee and 342,814 shares of Syzygy Entertainment, Ltd. for management services to be performed between April 1, 2007 and March 31, 2008 by our CEO. The shares were valued at $514,221 by our Investment Committee and the related revenue has been deferred and is being amortized to income over the period earned. As of December 31, 2007, $385,666 has been included in income and $128,555 is in deferred revenue.

Expenses
Expenses amounted to $823,440 in 2007, $532,186 in 2006 and $158,658 in 2005. The 2005 period only represented approximately one-have of a year with costs associated with the initial 1-E filing and raising money at the end of the period. During 2006, we increased staff by March 2006 and began focusing our efforts on our business operation as a BDC. Professional fees and travel costs increased as we monitored our investments and continued to seek additional opportunities. In 2007, our professional fees increased $203,426. This includes an increase of $165,411 in consulting and legal fees and $43,950 in accounting and auditing fees. The consulting and legal fees increase is primarily related to deal analysis and structure, a good portion of which should be returned in the form of management fees in 2008. The increase in accounting and auditing includes an increase of $12,000 related to accounting and other BDC related issues and the remainder is related to increases in audit costs.

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

Beginning May 23, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of our current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under our valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

Investment activity during the past two years may be summarized as follows:

	2007	2006

Balance at cost, beginning of year	$2,137,089	$222,819
Acquisition of investments:
For cash	68,010	2,327,732
For a note	70,000	-
Contributed by the CEO	600,000	-
Form consulting and other services rendered	553,600	-
Deposit reclassified as an investment	20,000	-
Cost of investments sold:
For cash	(156,470)	(413,462)
Balance at cost, end of year	3,292,229	2,137,089
Unrealized appreciation	444,337	208,381
Market value, end of year	$3,736,566	$2,345,470

Our valuation process and the results of our individual investments are included in note 3 to the financial statements. In addition to the unrealized gain from our investments at the end of 2007 and 2006, we had a realized gain on sale of investments of $24,696 in 2007 and a realized gain on sale of investments of $31,530 in 2006.

NET ASSET VALUE

As a BDC, certain of our activities and disclosures are made in reference to NAV which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $3,824,543 and from this, are subtracted liabilities and debts of $349,267. There are no shares of preferred stock outstanding but the rights of preferred stockholders would be included as a deduction if there were. The NAV is therefore $3,475,276. The NAV/S is $0.4171.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policy is the valuation of our investments. The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements.

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our only off-balance sheet arrangement is the operating lease for our office. On February 22, 2007, we entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008. Our allocated share of the space is 2,000 square feet and our monthly base rent is $3,980 in 2008.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
	Total	Year 1	Years 2-3	Years 4-5	Over 5

Operating lease for corporate
office	$47,760	$47,760	$-	$-	$-

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. The following is a discussion of our equity price risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors’ good faith determination of their fair value (which may be based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANTICLEER HOLDINGS, INC.

CREASON & ASSOCIATES, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, Oklahoma 74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Stockholders
Chanticleer Holdings, Inc.:

We have audited the accompanying statements of net assets, including the schedules of investments, of Chanticleer Holdings, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements and schedules of investments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules of investments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedules of investments referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations, cash flows and changes in net assets for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/Creason & Associates, P.L.L.C.
Tulsa, Oklahoma
March 27, 2008

Chanticleer Holdings, Inc.
Statements of Net Assets
As of December 31, 2007 and 2006

	2007	2006
ASSETS
Investments:
Non-affiliates (cost: 2007 - $942,565; 2006 - $987,089)	$992,345	$1,195,470
Affiliates:
Uncontrolled (cost: 2007 - $1,114,221)	964,221	-
Contolled (cost: 2007 - $1,235,443; 2006 - $1,150,000)	1,780,000	1,150,000
Total investments	3,736,566	2,345,470
Cash and cash equivalents	-	124,311
Accounts receivable, controlled affiliate investment	18,900	31,481
Prepaid expenses and other assets	19,560	19,996
Fixed assets, net	45,537	33,290
Deposits	3,980	22,500
TOTAL ASSETS	3,824,543	2,577,048

LIABILITIES
Notes payable	165,272	150,704
Accounts payable	25,554	12,614
Accrued expenses	4,150	341
Deferred revenue	128,555	-
Bank overdraft	25,736	-
TOTAL LIABILITIES	349,267	163,659
NET ASSETS	$3,475,276	$2,413,389
Commitments and contingencies

COMPOSITION OF NET ASSETS
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued and outstanding 8,332,318 shares and 7,689,461 shares at December 31, 2007 and 2006, respectively	$833	$769
Additional paid in capital	3,849,767	2,799,831
Retained earnings (deficit):
Accumulated net operating loss	(826,887)	(578,122)
Net realized gain (loss) on investments	7,226	(17,470)
Net unrealized appreciation of investments	444,337	208,381
NET ASSETS	$3,475,276	$2,413,389
NET ASSET VALUE PER SHARE	$0.4171	$0.3139

See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income from operations:
Interest and dividend income
Non-affiliates	$3,629	$27,843	$4,798
Affiliates	46,000	35,233	-
Management fee income
Non-affiliates	39,380	-	-
Affiliates	485,666	64,167	-
	574,675	127,243	4,798
Expenses:
Salaries and wages	238,877	200,942	72,842
Professional fees	268,199	64,773	34,858
Insurance	23,245	32,285	7,861
Rent	46,083	31,198	6,449
Travel and entertainment	112,911	60,858	4,112
Interest expense	10,757	8,132	810
Loss on sale of assets	713	-	-
Other selling, general and administrative expense	122,655	133,998	31,726
	823,440	532,186	158,658
Loss before income taxes	(248,765)	(404,943)	(153,860)
Income tax benefit	-	-	-
Net loss from operations	(248,765)	(404,943)	(153,860)

Net realized and unrealized gains (losses) in
investments:
Net realized gain (loss) on investment, net of provision for income tax of $0 in 2007, 2006 and 2005	24,696	31,530	(49,000)
Change in unrealized appreciation of investments, net of deferred tax expense of $0 in 2007, 2006 and 2005	235,956	174,200	30,681
Net increase (decrease) in net assets from operations	$11,887	$(199,213)	$(172,179)

Net increase (decrease) in net assets from operations per share, basic and diluted	$0.0015	$(0.0259)	$(0.0328)
Weighted average shares outstanding	7,995,528	7,686,657	5,245,319

See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$11,887	$(199,213)	$(172,179)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized appreciation of investments	(235,956)	(174,200)	(30,681)
Consulting and other services rendered in exchange for investment securities	(553,600)	-	-
Depreciation	8,860	7,973	1,394
(Gain) loss on sale of investments	(24,696)	(31,530)	49,000
Loss on sale of fixed assets	713	-	-
(Increase) decrease in accounts receivable	12,581	(30,433)	-
Increase in prepaid expenses and other assets	(1,043)	(16,097)	(27,446)
Increase in accounts payable and accrued expenses	16,749	5,270	40,003
Increase in deferred revenue	128,555	-	-
Net cash used in operating activities	(635,950)	(438,230)	(139,909)

Cash flows from investing activities:
Purchase of investments	(68,010)	(2,327,732)	(196,819)
Proceeds from sale of investments	181,166	444,992	-
Proceeds from sale of fixed assets	270	-	-
Purchase of fixed assets	(22,091)	(6,198)	(36,459)
Net cash provided (used) by investing activities	91,335	(1,888,938)	(233,278)

Cash flows from financing activities:
Proceeds from sale of common stock	450,000	83,250	2,535,212
Loan proceeds	95,272	150,704	-
Loan repayment	(150,704)	-	-
Bank overdraft	25,736	-	-
Loan from shareholder	-	-	55,000
Net cash provided by financing activities	420,304	233,954	2,590,212
Net increase (decrease) in cash and cash equivalents	(124,311)	(2,093,214)	2,217,025
Cash and cash equivalents, beginning of year	124,311	2,217,525	500
Cash and cash equivalents, end of year	$-	$124,311	$2,217,525

			(Continued)

See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows, continued
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$10,233	$7,791	$810
Income taxes	-	-	-

Non-cash investing and financing activities:
Investment contributed by shareholder	600,000	-	-
Exchange of note payable for investment	70,000	-	-
Reclassification of deposit as investment	20,000	-	-
Exchange of investment for common stock which was retired	-	-	56,000
Issued common stock in exchange for:
Assumption of accounts payable	-	-	48,017
Acquisition of investments	-	-	6,000
Repayment of loan from shareholder	-	-	55,000
Stock subscription receivable	-	-	1,000,000
Cancel stock subscription receivable and retire common stock	-	1,000,000	-

See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Changes in net assets from operations:
Net loss from operations	$(248,765)	$(404,943)	$(153,860)
Net realized gain (loss) on sale of investments, net	24,696	31,530	(49,000)
Change in net unrealized appreciation of investments, net	235,956	174,200	30,681
Net increase (decrease) in net assets from operations	11,887	(199,213)	(172,179)

Capital stock transactions
Common stock issued for cash	450,000	83,250	2,535,212
Investment contributed by shareholder	600,000	-	-
Common stock issued for loan from stockholder	-	-	55,000
Common stock issued for accounts payable	-	-	48,017
Common stock issued in acquisition of investments	-	-	6,000
Common stock retired in disposition of investment	-	-	(56,000)
Net increase in net assets from stock transactions	1,050,000	83,250	2,588,229
Net increase (decrease) in net assets	1,061,887	(115,963)	2,416,050
Net assets at beginning of year	2,413,389	2,529,352	113,302
Net assets at end of year	$3,475,276	$2,413,389	$2,529,352

See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of December 31, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
1,046,900	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	144,349	52,345	2%
	Sep-07	distributor and marketer of security and
	Dec-07	defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage	250,000	250,000	7%
		(Privately held); Direct to consumer brokerage
		company
5%	Mar-06	EE Investors, LLC, whose sole asset is a 33.3% interest	250,000	350,000	10%
		in Bouncing Brain Productions, LLC (Privately held);
		Inventor promotion company
125,000	Sep-07	HealthSport, Inc. (OTCBB:HSPO); fully integrated	70,000	65,000	2%
		developer, manufacturer and marketer of unique and
		proprietary branded and private label edible film strip
		nutritional supplements and over-the-counter drugs
			714,349	717,345	21%
LOAN INVESTMENT
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and	100,000	125,000	4%
		accounts receivable investment of approximately
		$1,200,000, non-interest bearing

OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two	128,216	150,000	4%
		oil and gas properties in Washington County, OK
		Total non-affiliate investments	942,565	992,345	29%

(Continued)
See accompanying notes to financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments, continued
As of December 31, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

	AFFILIATE INVESTMENTS

	UNCONTROLLED AFFILIATES
642,814	Jun-07	SYZYGY Entertainment, Ltd. (SYZG); owner/operator	$1,114,221	$964,221	28%
	Sep-07	of casino in Turks and Caicos Islands
	Dec-07
	CONTROLLED AFFILIATES
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,610,000	46%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
50%	Dec-07	Confluence Partners, LLC, whose sole asset is an	50,000	50,000	1%
		investment in Lank Acquisition, LLC which was formed
		to facilitate the creation of Lank Acquisition Corp-
		oration which is formed to raise equity capital through
		an IPO to acquire or merge with an operating business
100%	Mar-07	Chanticleer Advisors LLC; wholly owned subsidiary;	15,443	100,000	3%
		provides management services for Chanticleer
		Investors II, LLC
100%	Dec-06	Option agreement with Hooters of America, Inc. to
		purchase the right to open and operate Hooters
		restaurants in the Republic of South Africa	20,000	20,000	1%
		Total controlled affiliate investments	1,235,443	1,780,000	51%
		Total affiliate investments	2,349,664	2,744,221	79%
		Total investments at December 31, 2007	$3,292,229	3,736,566	108%
		Cash and other assets, less liabilities		(261,290)	-8%
		Net assets at December 31, 2007		$3,475,276	100%

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

ORGANIZATION

Chanticleer Holdings, Inc. (the “Company”) was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. The Company previously had limited operations and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” was considered a development stage company until July 2005. The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

On April 18, 2006, the Company formed Chanticleer Investors LLC (“Investors LLC”) and sold units for $5,000,000, of which the Company owns $1,150,000 (23%) as of December 31, 2007. Investors LLC’s principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“Hooters”), collateralized by and convertible into 2% of Hooters common stock. One-third of the interest is paid to the Company as a management fee and the Company shares pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

On July 31, 2006, the Company formed Chanticleer Investors II, LLC (“Investors II”). Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

In January 2007, the Company formed Chanticleer Advisors, LLC (“Advisors”), as a wholly owned subsidiary to manage Investors II, as well as, the Company’s other investments.

INVESTMENT COMPANY

On May 23, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission (the “SEC”) indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). In connection with this election, the Company has adopted corporate resolutions and currently operates as a closed-end management investment company as a business development company (a “BDC”). Under this recent election, the Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company has decided to be regulated as a business development company under the 1940 Act, and currently operates as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. The Company will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) The Company must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:
•	Cash;
•	Cash equivalents;
•	U.S. Government securities; or
•	High-quality debt investments maturing in one year or less from the date of investment.

An eligible portfolio company generally is a United States company that is not an investment company and that:
•	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list;
•	Is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
•	Meets such other criteria as may be established by the SEC.

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

VALUATION OF INVESTMENTS (AS AN INVESTMENT COMPANY)

As an investment company under the Investment Company Act of 1940, all of the Company’s investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning May 23, 2005, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of the Company’s current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

As an investment company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. The Company’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company’s current sources of revenue include management fees and interest and dividend income earned from investments and loans, payment of which is made in cash. The Company also earns additional revenue for management and other technical services provided to its portfolio investment companies. Payment for these services may be in the form of unregistered shares of common stock of the portfolio company, which are recorded based on the fair value determination of our Board of Directors.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, accounts payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2007. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

INCOME TAXES

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the sales proceeds exceed their tax basis.

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.

STOCK-BASED COMPENSATION

Until December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Under APB No. 25, employee compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123-R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. The Company adopted SFAS 123-R in the 1st quarter of 2006. Thus, the Company’s financial statements would reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company may have stock-based payment transactions in the future which would require accounting as discussed above.

As of December 31, 2007 and 2006, there were no options outstanding.

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

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company’s comprehensive income (loss) does not differ from its reported net income (loss).

As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders’ deficit. This treatment is similar to the treatment required by SFAS No. 130.

CONCENTRATION OF CREDIT RISK

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $100,000. At times, cash balances may exceed the FDIC insurance limit of $100,000.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

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

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

•	Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange;
•	Total revenues for the preceding twelve months;
•	Earnings before interest, taxes and depreciation, as adjusted for non-recurring items;
•	Estimate of likely sale price of investment;
•	Net assets of investment; and
•	Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

•	Where no or limited revenues or earnings are present, then the value shall be the greater of net assets, estimated sales price, or total cost for each investment;
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

Utilizing the foregoing method, the Company has valued its investments as follows:

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
Special Projects Group (Pink Sheets:SPLJ) is a distributor and marketer of security and defense products and training manuals. As of December 31, 2007, the Company has an investment of 1,046,900 shares with a total cost of $144,349. The company received 196,900 shares of Special Projects for management consulting services previously provided and purchased 50,000 shares in December 2007 for cash. Based on the closing price on December 31, 2007, the Investment Committee of the Board of Directors has valued the investment at $52,345. In addition, the Company made a loan to Special Projects in the amount of $50,000 in July 2006, which was repaid with interest in July 2007.

LFM Management, LLC, dba 1st Choice Mortgage (Privately held); direct to consumer brokerage company. The Company owns 33.3% of 1st Choice with an investment of $250,000 made in March 2006. Based on the current performance of LFM and its prospects, the Investment Committee of the Board of Directors has valued the investment at the original cost of $250,000.

EE Investors, LLC - Bouncing Brain Productions, LLC (Privately held); Bouncing Brain is an inventor promotion company. At December 31, 2007, the Company owns 5% of EE Investors, LLC, which owns 33.3% of Bouncing Brain. The cost of $250,000 is from an investment made in March 2006. Based on the current performance of Bouncing Brain and its prospects, the Investment Committee of the Board of Directors has valued the investment at $350,000.

HealthSport, Inc. (OTCBB:HSPO); is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. The Company’s CEO is a director of HealthSport. The Company acquired 125,000 shares of HealthSport in September 2007 for a note in the amount of $70,000. Based on the closing price on December 31, 2007, the Investment Committee of the Board of Directors has valued the investment at $65,000.

LOAN INVESTMENT
Lifestyle Innovations, Inc. (OTCBB:LFSI); non-interest bearing note and accounts receivable investment of approximately $1,200,000 face value with a cost of $100,000 in June 2006. This is a speculative investment in a public company with plans to acquire another operating business. The Investment Committee of the Board of Directors has valued the investment at $125,000, based on an estimated value for the public shell.

OIL AND GAS INVESTMENT
Signature Energy, Inc. is the operator of the Company’s 37.5% working interest in 2 oil and gas properties in Washington County, Oklahoma. The Company’s original cost was $128,216 and the valuation of $150,000 is based on the sale of similar properties in the area.

AFFILIATE INVESTMENTS

UNCONTROLLED
SYZYGY Entertainment, Ltd. (SYZG); is the owner/operator of casino operations in the Turk and Caicos Islands. The Company’s CEO also serves as SYZG’s CEO and is its sole director. The Company received 342,814 shares of SYZG which were valued at $514,221 by the Investment Committee of the Board of Directors in exchange for our CEO’s services for the period from April 1, 2007 through March 31, 2008. The Company deferred the income and is amortizing it to income over the one year period. $128,555 remains deferred at December 31, 2007. In September 2007 our CEO contributed an additional 200,000 shares of SYZG to the Company and in December 2007, our CEO contributed his remaining 100,000 shares of SYZG to the Company. Based on the limited trading volume, the Investment Committee of the Board of Directors has valued the investment at $964,221 at December 31, 2007.

CONTROLLED
Chanticleer Investors LLC (Privately held); only asset is a 6%, convertible, $5,000,000 loan to Hooters of America, Inc. Interest only is payable quarterly and accrued interest and principal is due May 24, 2009. The Company owns 23% of Chanticleer Investors and receives a management fee equal to 2% of the interest being paid on the loan. The remaining 4% of the interest is distributed to the investors quarterly. The Investment Committee of the Board of Directors has valued the interest in Chanticleer Investors at $1,610,000 based on a valuation of Hooters of America, Inc.

Confluence Partners, LLC (Privately held); the Company formed and currently owns 50% of Confluence Partners, LLC, whose sole asset is an investment in Lank Acquisition, LLC. Lank Acquisition, LLC was formed to facilitate the formation of Lank Acquisition Corporation as a Special Purpose Acquisition Corporation (“SPAC”), with plans to raise $125,000,000 through an IPO and invest in an as yet undetermined business. Confluence ultimately plans to invest a total of $1,250,000 and the Company plans to sell off all of its remaining commitment of $575,000. For its investment, Confluence would receive 1,250,000 warrants to acquire common stock with an exercise price of $7.50 and 200,000 shares of common stock, which will be priced at $10 per share in the IPO. The Company’s funding began in December 2007. Accordingly, the Investment Committee of the Board of Directors has valued this investment at its current cost of $50,000.

Chanticleer Advisors, LLC is a wholly owned subsidiary of the Company which provides management services for Chanticleer Investors II, LLC. The Investment Committee of the Board of Directors has valued this investment at $100,000 based on the value of the management contract.

Hooters of America, Inc. Option Agreement; the Company has an option agreement with Hooters of America, Inc. to open and operate Hooters restaurants in the Republic of South Africa. The Investment Committee of the Board of Directors valued this option at the amount of the Company’s deposit of $20,000.

4.    NOTES PAYABLE

The Company has a one-year line-of-credit with a bank in the amount of $250,000 which matures on December 3, 2008. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan bears interest at 7.5% per annum.	$95,272
The Company has a one-year note with a company in the amount of $70,000 which will mature on September 15, 2008, and bears interest at 4%. The loan was used to acquire an investment in 125,000 shares of HealthSport, Inc. common stock.	70,000

Total notes payable	$165,272

5. INCOME TAXES

During the years ended December 31, 2007, 2006 and 2005, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2007	2006	2005

Computed "expected" income tax expense
(benefit)	$4,000	$(67,700)	$(58,500)
State income taxes, net of federal benefit	500	(8,000)	(6,900)
Travel, entertainment and other	9,900	4,200	200
Valuation allowance	(14,400)	71,500	65,200
Income tax expense (benefit)	$-	$-	$-

Significant components of net deferred income tax assets are as follows:

	2007	2006	2005

Investments	$266,200	$79,200	$13,000
Net operating loss carryforwards	(375,700)	(203,100)	(65,400)
Capital loss carryforwards	(18,600)	(18,600)	(18,600)
Total deferred tax assets	(128,100)	(142,500)	(71,000)
Valuation allowance	128,100	142,500	71,000
Net deferred tax assets	$-	$-	$-

The Company has a net operating loss carryforward of approximately $989,000, which will expire at various dates beginning in 2024 through 2027, if not utilized. The Company has a capital loss carryforward of $49,000 which expires in 2010 if not utilized. The book cost of investments exceeds their tax basis by approximately $256,000.

6. COMPOSITION OF NET ASSETS (STOCKHOLDERS’ EQUITY)

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 8,332,318 shares issued and outstanding at December 31, 2007. There are no warrants or options outstanding.

2007 Transactions

During the year ended December 31, 2007, the Company sold 642,857 shares of its common stock pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds in the amount of $450,000.

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

7. RELATED PARTY TRANSACTIONS

Michael D. Pruitt, the Company’s Chief Executive Officer, is also CEO and a Director of Syzygy Entertainment, Ltd. (SYZG) and a Director of HealthSport, Inc. (HSPO).

During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed. Mr. Pruitt will not receive additional compensation as a result of the transfers.

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

On December 13, 2006, the Company completed the acquisition of a $50,000 investment in Chanticleer Investors LLC from Michael D. Pruitt, CEO, at its original cost and at the estimated market value at the time. This increased the Company’s interest in Chanticleer Investors LLC from $1,100,000 (22%) to $1,150,000 (23%) at December 31, 2007 and 2006.

8.    COMMITMENTS AND CONTINGENCIES

On February 22, 2007, the Company entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008. The Company’s allocated share of the space is 2,000 square feet and its monthly base rent is $3,980 in 2008. Five Oaks Capital Partners, LLC is the managing member of EE Investors, LLC, in which the Company is currently a 5% investor.

On November 21, 2006, the Company entered into a 120 day option agreement with Hooters of America, Inc. to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. Negotiations are underway regarding a proposed development plan.

9.      SUBSEQUENT EVENT

On March 11, 2008, the Company announced it has entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close on or before July 31, 2008. The final purchase price will be determined after the completion of the 2007 fiscal year audit.

The closing of the transaction is subject to Chanticleer raising the necessary debt and equity financing to complete the acquisition. In addition, Chanticleer will have to convert from its current SEC status as a BDC to an operating company prior to closing the transaction. Chanticleer has retained an investment banking firm to assist in securing the equity capital necessary to close the proposed transaction.

HI was founded in 1983 and was the creator of the Hooters brand and concept. In 1984, HI licensed Neighborhood Restaurants of America, n/k/a Hooters of America, Inc. (“HOA”), owned by a separate group of shareholders, to be its exclusive licensee in the development and expansion of its restaurant business. In 2001 HI went on to sell the Hooters trademarks and other related proprietary rights to HOA. HI retained and continues to own certain rights including a perpetual irrevocable license agreement with greatly reduced royalties, to operate its restaurants in its retained territories and, most importantly, to acquire franchisees within the Hooters system. These rights will be acquired by Chanticleer as a part of the transaction.

Chanticleer has an existing relationship with HOA through its position as the lead investor in a $5 million, 6% convertible three-year promissory note from Robert Brooks, the former Chairman of HOA. This note is secured by and contains conversion options into 2% of Hooters of America outstanding stock. Chanticleer was also granted a right of first refusal and a right to match any equity financing proposed to, or sought by, HOA. Additionally, Chanticleer currently holds an Option Agreement with HOA to open Hooters franchises in the Republic of South Africa which is under development. The entire Hooters system, consisting of 433 restaurants in 28 countries, is currently celebrating its 25th anniversary with events on the 25th of each month and a grand pageant in Miami on July 23, 2008.

HI was the creator of the Hooters brand and concept and currently owns and operates 22 restaurants, which comprise the highest average unit gross sales within the Hooters system, and includes locations in and around Tampa, Florida, Chicago, Illinois and the Manhattan regions, including the original Hooters restaurant located in Clearwater, Florida. These are the operations of HI being acquired by Chanticleer.

Chanticleer Holdings, Inc.
Financial Highlights
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

PER SHARE INFORMATION
Net asset value, beginning of year	$0.3139	$0.2939	$0.0283
Net decrease from operations	(0.0311)	(0.0527)	(0.0293)
Net change in realized gain (loss) and unrealized appreciation (depreciation) of investments, net	0.0326	0.0268	(0.0035)
Net increase from stock transactions	0.1017	0.0459	0.2984
Net asset value, end of year	$0.4171	$0.3139	$0.2939

Per share market value:
Beginning of period	$1.1000	$1.3000	$0.0001
End of period	0.5200	1.1000	1.3000

Investment return, based on market prices at end of period	-53%	-15%	(a )

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	3,475,276	2,413,389	2,529,352
Average net assets	3,073,782	2,533,311	358,949
Annualized ratio of expenses to average net assets	27.0%	21.0%	44.0%
Annualized ratio of net increase (decrease) in net
assets from operations to average net assets	0.4%	-7.9%	-48.0%

Common stock outstanding at end of year	8,332,318	7,689,461	8,606,211
Weighted average shares outstanding during year	7,995,528	7,686,657	5,245,319

(a) The Company began trading on July 27, 2005. Prior to that time, the Company's stock did not trade accordingly, the market value was assumed to be $.0001, the par value of the common stock at the beginning of 2005.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, due to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2007; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has four Directors. The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.
NAME	AGE	POSITION

Michael D. Pruitt	47	President, CEO and Director since June 2005

Michael Carroll	59	Independent Director since June 2005

Brian Corbman	32	Independent Director since August 2005

Paul I. Moskowitz	51	Independent Director since April 2007

Michael D. Pruitt
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.  He is also Managing Director of Cain Capital Advisors. Mr. Pruitt is currently CEO and director of Syzygy Entertainment, Ltd, (SYZG.OB) and a director of HealthSport, Inc. (HSPO.OB).

Michael Carroll
Michael Carroll currently owns and operates a sales and training consulting firm based in Richmond, Virginia. Mr. Carroll has also served as a director for OneTravel Holdings, Inc., formerly RCG Companies Incorporated, since January of 2004. He previously spent 22 years in the distribution business, 19 of which were in computer products distribution. In 1978, Mr. Carroll founded MicroMagnetic, Inc., a computer supply distribution company that he sold to Corporate Express in 1997. From 1997 to 1999, he was a division president at Corporate Express, a publicly traded business-to-business office products and service provider. He holds a Bachelor’s Degree in Business Management from The College of William & Mary in Williamsburg, Virginia, and a Master’s Degree in Business Administration from Virginia Commonwealth University.

Brian Corbman
Brian Corbman is the managing director of Ardent Advisors, a consulting company he co-founded in 2003, that specializes in business strategy and corporate advisory services for emerging growth companies. Mr. Corbman is in the process of becoming an Officer of Supervisory Jurisdiction under the Westor Capital broker dealer umbrella and services buy-side institutional investors via equity research, institutional trading execution and investment banking activities. Previously, he was an institutional salesman at Fulcrum Global Partners and Banc of America Securities. Prior to that, he gained valuable corporate experience working for GSI Commerce, a publicly traded company, where he was the sole corporate development analyst. A Magna Cum Laude graduate of George Washington University in Washington, DC, he holds a Bachelor’s degree in Business Administration. Mr. Corbman has also attained the NASD general securities principal Series 24, Series 7 and Series 63 licenses.

Paul I. Moskowitz
Paul Moskowitz is a Phi Beta Kappa of Vassar College and Cardozo Law School. Mr. Moskowitz was a co-founder and partner of a successful New York law firm specializing in corporate and real estate law. He became affiliated with The World Travel Specialist Group/The Lawyers’ Travel Service (“WTSG/LTS”) in 1988 and served as corporate counsel, representing the growing travel agency network in legal, real estate, and other business activities. In 1989, he joined WTSG full time as President and Chief Operating Officer until March 2003, with his primary responsibilities including day-to-day operations which encompassed WTSG’s airline relationships and sales and marketing. Mr. Moskowitz led the growth of WTSG to one of the top 20 U.S. travel management firms with more than 90 offices throughout the U.S. Mr. Moskowitz is currently engaged as a consultant for another travel organization.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of reports furnished to us, each of the Directors timely filed any required Form 4’s during fiscal 2007.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics which was effective May 23, 2005 and is attached hereto as Exhibit 14.

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

a.    Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2007.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

Michael D. Pruitt (CEO since	2007	$41,917	$-	$41,917
June 2005) (1)	2006	-	-	-
	2005	-	-	-

Ross Silvey (CEO until	2007	N/A	N/A	N/A
June 2005) (2)	2006	N/A	N/A	N/A
	2005	-	-	-

(1)	Mr. Pruitt did not receive any compensation during 2005 and 2006.
(2)	Mr. Silvey did not receive any compensation during his term in office as CEO.

Required columns for stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Mr. Pruitt did not receive compensation during our initial start-up phase as a BDC. His compensation commenced in February 2007. Our compensation for Directors is based on comparative compensation levels for similar positions and time requirements.

EMPLOYMENT AGREEMENTS

The Company does not have any current employment agreements with its officers and directors. The company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

b.    Grants of plan-based awards table

There were no grants of plan-based awards during the year for the named individuals.

c.    Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at fiscal year-end for the named individuals.

d.    Option exercises and stock vested table

There were no option exercises during the year and no stock vested at fiscal year-end for the named individuals.

e.    Pension benefits

There are no pension plans.

f.    Nonqualified defined contribution and other nonqualified deferred compensation plans

There are no nonqualified defined contribution or other nonqualified deferred compensation plans.

g.    Potential payments upon termination or changes-in-control

There are no potential payments upon termination or changes-in-control for the named individuals.

h.    Compensation of directors

Directors Fee
Earned or Paid
Name	In Cash ($)

Michael Carroll	$1,500

William Block	-

Paul I. Moskowitz	1,500

Directors are generally compensated $1,500 for each meeting during the year. Although there were no formal meetings during the year, Mr. Carroll and Mr. Moskowitz were paid $1,500 each. Mr. Pruitt and Mr. Corbman do not currently receive director fees.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there was no other form of compensation for the directors.

i.    Compensation committee interlocks and insider participation

The outside Directors serve on the compensation committee.

j.    Compensation committee report

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 5, 2008, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 5, 2008, there were 8,618,032 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Palisades Master Fund, LP	3,548,072	41.17%
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 5, 2008, the most recent practicable date. As of February 5, 2008, there were 8,618,032 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Michael D. Pruitt	1,688,511	19.59%
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	Michael Carroll	25,000	*
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	Paul I. Moskowitz	1,000	*
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	Brian Corbman	25,500	*
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	All officers and directors as a	1,740,011	20.19%
	Group (4 persons)

*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Michael D. Pruitt, the Company’s Chief Executive Officer, is also CEO and a Director of Syzygy Entertainment, Ltd. (SYZG) and a Director of HealthSport, Inc. (HSPO).

During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed. Mr. Pruitt will not receive additional compensation as a result of the transfers.

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

On December 13, 2006, we completed acquisition of a $50,000 investment in Chanticleer Investors LLC from Mr. Pruitt, at its original cost and at the estimated market value at the time. This increased our interest in Chanticleer Investors LLC from $1,100,000 (22%) to $1,150,000 (23%) at December 31, 2007 and 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: For the fiscal years ended December 31, 2007 and 2006, Creason & Associates, P.L.L.C. (“Creason”) billed the Company $33,950 and $35,700, respectively, for services rendered through February 29, 2008, for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements - The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Statements of Net Assets at December 31, 2007 and 2006
•	Statements of Operations - For the years ended December 31, 2007, 2006 and 2005
•	Statements of Cash Flows - For the years ended December 31, 2007, 2006 and 2005
•	Statements of Changes in Net Assets - For the years ended December 31, 2007, 2006 and 2005
•	Schedule of Investments - At December 31, 2007 and 2006
•	Notes to the Financial Statements
•	Financial Highlights - For the years ended December 31, 2007, 2006 and 2005

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit Description

14       Code of Ethics

31.1    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

CHANTICLEER HOLDINGS, INC.

Date:	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 28, 2008	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

March 28, 2008	Director	/s/ Michael Carroll
Michael Carroll

March 28, 2008	Director	/s/ Brian Corbman
Brian Corbman

March 28, 2008	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz