Form 10-Q
period 2008-03-31
Chanticleer Holdings, Inc.
filed 2008-05-05
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of April 30, 2008, was 8,618,033 shares.

Chanticleer Holdings, Inc.

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc.
Statements of Net Assets
March 31, 2008 and December 31, 2007

	2008	2007
	(Unaudited)
ASSETS
Investments:
Non-affiliate (cost: 2008 - $942,595; 2007 - $942,565)	$953,907	$992,345
Affiliates:
Uncontrolled (cost: 2008 - $1,114,221; cost: 2007 - $1,114,221)	964,221	964,221
Controlled (cost: 2008 - $1,355,443; 2007 - $1,235,443)	1,900,000	1,780,000
Total investments	3,818,128	3,736,566
Cash and cash equivalents	1,108	-
Accounts receivable, controlled affiliate investment	25,000	18,900
Prepaid expenses and other assets	14,811	19,560
Fixed assets, net	44,429	45,537
Deposits	23,980	3,980
TOTAL ASSETS	3,927,456	3,824,543

LIABILITIES
Accounts payable	39,292	25,554
Accrued expenses	1,564	4,150
Notes payable	379,500	165,272
Deferred revenue	-	128,555
Bank overdraft	-	25,736
TOTAL LIABILITIES	420,356	349,267
NET ASSETS	$3,507,100	$3,475,276

Commitments and contingencies

COMPOSITION OF NET ASSETS
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 8,618,033 shares at March 31, 2008 and 8,332,318 shares at December 31, 2007	$862	$833
Additional paid in capital	4,049,738	3,849,767
Accumulated deficit:
Accumulated net operating loss	(956,625)	(826,887)
Net realized gain on investments	7,226	7,226
Net unrealized appreciation of investments	405,899	444,337
NET ASSETS	$3,507,100	$3,475,276
NET ASSET VALUE PER SHARE	$0.4069	$0.4171

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Interest and dividend income:
Non-affiliates	$-	$1,653
Affiliate	11,500	11,500
Management fee income - affiliates	153,555	25,000
	165,055	38,153
Expenses:
Salaries and wages	77,652	56,518
Professional fees	121,429	42,620
Shareholder services	2,647	934
Interest expense	2,047	3,108
Insurance expense	10,563	9,793
Dues and subscriptions	6,189	210
Rent expense	12,159	7,685
Travel and entertainment expense	27,808	19,494
Other general and administrative expense	34,299	18,225
	294,793	158,587
Loss before income taxes	(129,738)	(120,434)
Income taxes	-	-
Loss from operations	(129,738)	(120,434)

Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	-	9,911
Change in unrealized depreciation of investments, net of deferred tax benefit of $0	(38,438)	(112,928)
Net decrease in net assets from operations	$(168,176)	$(223,451)

Net decrease in net assets from operations per share, basic and diluted	$(0.0196)	$(0.0291)
Weighted average shares outstanding	8,592,915	7,689,461

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net decrease in net assets from operations	$(168,176)	$(223,451)
Adjustments to reconcile net decrease in net assets from operation to net cash used in operating activities:
Purchase of investments	(120,000)	-
Proceeds from sale of investments	-	79,053
Change in unrealized depreciation of investments	38,438	112,928
Gain on sale of investments	-	(9,911)
Depreciation	2,930	2,034
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(6,100)	(27,423)
(Increase) decrease in prepaid expenses and other assets	(15,251)	(343)
Increase (decrease) in accounts payable and accrued expenses	11,152	(12,614)
Increase (decrease) in deferred revenue	(128,555)	-
Net cash used in operating activities	(385,562)	(79,727)
Cash flows from investing activities
Purchase of fixed assets	(1,822)	-
Net cash provided by (used in) operating activities	(1,822)	-
Cash flows from financing activities
Proceeds from sale of common stock	200,000	-
Bank overdraft	(25,736)	-
Loan proceeds	214,228	-
Net cash provided by financing activities	388,492	-
Net increase (decrease) in cash and cash equivalents	1,108	(79,727)
Cash and cash equivalents, beginning of period	-	124,311
Cash and cash equivalents, end of period	$1,108	$44,584

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$1,347	$3,108
Income taxes	-	-

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Changes in net assets from operations
Net loss from operations	$(129,738)	$(120,434)
Realized gains on sale of investments, net	-	9,911
Change in unrealized depreciation of investments, net	(38,438)	(112,928)
Net increase (decrease) in net assets from operations	(168,176)	(223,451)

Capital stock transactions
Common stock issued for cash	200,000	-
Net increase in net assets from stock transactions	200,000	-

Net increase (decrease) in net assets	31,824	(223,451)
Net assets at beginning of period	3,475,276	2,413,389
Net assets at end of period	$3,507,100	$2,189,938

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Financial Highlights
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

PER SHARE INFORMATION
Net asset value, beginning of period	$0.4171	$0.3139
Net decrease from operations	(0.0151)	(0.0157)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments, net	(0.0045)	(0.0134)
Net increase from capital transactions	0.0094	-
Net asset value, end of period	$0.4069	$0.2848

PER SHARE MARKET VALUE
Beginning of period	$0.52	$1.10
End of period	0.65	1.00

Investment return, based on market price at end of period (1)	25%	-9%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$3,507,100	$2,189,938
Average net assets	3,491,188	2,329,284

Annualized ratio of expenses to average net assets	33.8%	27.0%
Annualized ratio of net increase (decrease) in net assets from operations to average net assets	-19.3%	-38.0%

Common stock outstanding at end of period	8,618,033	7,689,461
Weighted average shares outstanding during period	8,592,915	7,689,461

(1) Periods of less than one year are not annualized.

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of March 31, 2008

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
1,046,900	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	144,349	31,407	1%
	Sep-07	distributor and marketer of security and
	Dec-07	defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage (Privately held); Direct to consumer brokerage company	250,000	250,000	7%
5%	Mar-06	EE Investors, LLC, whose sole asset is a 33.3% interest in Bouncing Brain Productions, LLC (Privately held); Inventor promotion company	250,000	350,000	10%
125,000	Sep-07	HealthSport, Inc. (OTCBB:HSPO); fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs	70,000	47,500	1%
			714,349	678,907	19%
LOAN INVESTMENT
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and accounts receivable investment of approximately $1,200,000, non-interest bearing	100,000	125,000	4%

OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two oil and gas properties in Washington County, OK	128,216	150,000	4%
		Total non-affiliate investments	942,565	953,907	27%

(Continued)

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments, continued
As of March 31, 2008

Shares/ Interest	Quarter Acquired		Original Cost	Fair Value	Percent Net Assets

AFFILIATE INVESTMENTS

UNCONTROLLED AFFILIATES
642,814	Jun-07	SYZYGY Entertainment, Ltd. (SYZG); owner/operator	$1,114,221	$964,221	27%
	Sep-07	of casino in Turks and Caicos Islands
	Dec-07
CONTROLLED AFFILIATES
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,610,000	46%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
50%	Dec-07	Confluence Partners, LLC, whose sole asset is an investment in Lank Acquisition, LLC which was formed to facilitate the creation of Lank Acquisition Corp- oration which is formed to raise equity capital through an IPO to acquire or merge with an operating business	50,000	50,000	2%
100%	Mar-07	Chanticleer Advisors LLC; wholly owned subsidiary; provides management services for Chanticleer Investors II, LLC	15,443	100,000	3%
100%	Mar-08	Rights agreement with Hooters of America, Inc. to open and operate Hooters restaurants in Las Vegas	120,000	120,000	3%
100%	Dec-06	Option agreement with Hooters of America, Inc. to
		purchase the right to open and operate Hooters
		restaurants in the Republic of South Africa	20,000	20,000	1%
		Total controlled affiliate investments	1,355,443	1,900,000	55%
		Total affiliate investments	2,469,664	2,864,221	82%
		Total investments at March 31, 2008	$3,412,229	3,818,128	109%
		Cash and other assets, less liabilities		(311,028)	-9%
		Net assets at March 31, 2008		$3,507,100	100%

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of December 31, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
1,046,900	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	144,349	52,345	2%
	Sep-07	distributor and marketer of security and
	Dec-07	defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage (Privately held); Direct to consumer brokerage company	250,000	250,000	7%
5%	Mar-06	EE Investors, LLC, whose sole asset is a 33.3% interest in Bouncing Brain Productions, LLC (Privately held); Inventor promotion company	250,000	350,000	10%
125,000	Sep-07	HealthSport, Inc. (OTCBB:HSPO); fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs	70,000	65,000	2%
			714,349	717,345	21%
LOAN INVESTMENT
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and accounts receivable investment of approximately $1,200,000, non-interest bearing	100,000	125,000	4%

OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two oil and gas properties in Washington County, OK	128,216	150,000	4%
		Total non-affiliate investments	942,565	992,345	29%

(Continued)
See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments, continued
As of December 31, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

AFFILIATE INVESTMENTS

UNCONTROLLED AFFILIATES
642,814	Jun-07	SYZYGY Entertainment, Ltd. (SYZG); owner/operator	$1,114,221	$964,221	28%
	Sep-07	of casino in Turks and Caicos Islands
	Dec-07
CONTROLLED AFFILIATES
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,610,000	46%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
50%	Dec-07	Confluence Partners, LLC, whose sole asset is an investment in Lank Acquisition, LLC which was formed to facilitate the creation of Lank Acquisition Corp- oration which is formed to raise equity capital through an IPO to acquire or merge with an operating business	50,000	50,000	1%
100%	Mar-07	Chanticleer Advisors LLC; wholly owned subsidiary; provides management services for Chanticleer Investors II, LLC	15,443	100,000	3%
100%	Dec-06	Option agreement with Hooters of America, Inc. to
		purchase the right to open and operate Hooters
		restaurants in the Republic of South Africa	20,000	20,000	1%
		Total controlled affiliate investments	1,235,443	1,780,000	51%
		Total affiliate investments	2,349,664	2,744,221	79%
		Total investments at December 31, 2007	$3,292,229	3,736,566	108%
		Cash and other assets, less liabilities		(261,290)	-8%
		Net assets at December 31, 2007		$3,475,276	100%

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Notes to Financial Statements
(Unaudited)

A.	Nature of Business and Significant Accounting Policies

(1)
Organization – Chanticleer Holdings, Inc. (the “Company”, “we”, or “us”) was organized October 21, 1999, under the laws of the State of Delaware. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2007, which is included in the Company’s Form 10-K.

(3)
Investment Company – On June 1, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating its election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Under this election, the Company has adopted corporate resolutions to operate as a closed-end management investment company as a BDC. The Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company provides professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act and will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

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

(4)
Investments in Affiliates and Non-Affiliates – Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining, in good faith, the fair value of our securities and assets for which market quotations are not readily available. In making its determination, the Board of Directors will consider valuation appraisals provided by an independent valuation service provider, when considered necessary. Equity securities in public companies that carry certain restrictions on resale are generally valued at a discount from the market value of the securities as quoted on a national securities exchange or by a national securities association.

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

B.	Investments

Investments at March 31, 2008 and December 31, 2007, may be summarized as follows:

	2008	2007

Investments at cost	$3,412,229	$3,292,229
Unrealized appreciation of investments, net	405,899	444,337
Fair value of investments	$3,818,128	$3,736,566

Investments are detailed on the Investment Schedules on pages 8 through 11, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors, discussed below.

Activity in investments during the three months ended March 31, 2008, is summarized as follows:

Investments at cost, December 31, 2007	$3,292,229
Purchases	120,000

Investments at cost, March 31, 2008	$3,412,229

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

Certain of the portfolio companies are listed with listing services such as Pink Sheets, LLC and the Over-the-Counter Bulletin Board maintained by FINRA but, the Board of Directors, in conformity with the provisos under Section 2(41) of the Investment Company Act of 1940, has undertaken to determine the fair market value which may not, in accordance with Section 2(41) be in excess of the listed stock prices. Rather, the Board of Directors may depart downward from the listed price of the shares to determine what it believes, acting in good faith, to be the true value where the market is somewhat illiquid or other factors which would tend to show that the amount of proceeds which may be realized from an immediate sale would not equal the listed price multiplied by the number of shares. Where the Company has determined that the value of the portfolio companies is not equal to the listed price per share, it has notated such determination on its valuation and the reason for such departure from the listed price per share.

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded or in the absence of a recent appraisal, the value of the investment shall be based on the following criteria:

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

-
Under any scenario, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.

Utilizing the foregoing method, the Company has valued its investments as follows:

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
The Company’s investment in Special Projects Group (Pink Sheets: SPLJ) is quoted as indicated. The Investment Committee and the Board of Directors valued this investment at $0.03 based on a liquidity discount from its last trading price of $0.05. The stock of this portfolio company is presently listed on a national listing service (but not a national exchange) with limited liquidity. The Board of Directors has determined, in consultation with its investment committee and its audit committee, that the investment would not likely realize the value on a per share basis as a result of this lack of liquidity and therefore, in the interest of determining the true value of its investment, has chosen a value below that would might be suggested by the most recent trading price.

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which began operation at the end of March 2006. The Investment Committee and the Board of Directors valued this investment at its cost of $250,000 at March 31, 2008.

The Company made an investment in EE Investors, LLC (“EE”) whose sole asset is a 33.3% interest in Bouncing Brain Production, LLC. This is a privately held inventor promotion company. Bouncing Brain has selected a number of inventions and expects results from their promotion to begin in 2007. The Investment Committee and the Board of Directors valued this investment at $350,000 as of March 31, 2008, as a result of an increase in EE’s level of participation in future Bouncing Brain promotions and additional capital invested by another investor in Bouncing Brain.

The Company’s investment in HealthSport, Inc. (OTCBB: HSPO) is quoted as indicated. HealthSport is a fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs. The Company’s CEO is a director of HealthSport. The Investment Committee and the Board of Directors valued this investment at $0.38 based on its closing price at the end of March 2008.

LOAN INVESTMENT
The Company invested $100,000 in notes and accounts receivable due from Lifestyle Innovations, Inc. with a face value of approximately $1,200,000 in June 2006. This is a speculative investment in a public company with plans to acquire another operating business. The Company holds approximately 33% of the debt of LFSI, which is planned to be sold as a pink sheet shell after completion of certain legal procedures. A pink sheet shell has a value of approximately $400,000 plus retaining 3-5% of the new equity. The Investment Committee and the Board of Directors valued this investment at $125,000 at March 31, 2008.

OIL AND GAS PROPERTY INVESTMENTS
The Company invested $128,216 for a 37.5% working interest in two oil and gas wells located in Washington County, Oklahoma. The Investment Committee and the Board of Directors valued these two properties at $150,000 on March 31, 2008, based on the sale of similar properties in the area.

AFFILIATE INVESTMENT

UNCONTROLLED
The Company received 342,814 shares of SYZYGY Entertainment, Ltd. (“SYZG”) in exchange for consulting and other services rendered or to be rendered from April 1, 2007 through March 31, 2008. The investment cost of $514,221 was amortized to management income over the twelve month period and during the three month period ended March 31, 2008, the balance of the deferred revenue in the amount of $128,555 was included in management income. The Company’s CEO, Mike Pruitt, also acts as CEO and director for SYZG. In September 2007, the Company’s CEO contributed 200,000 shares of SYZG to the Company, which were valued at $450,000, based on a liquidity discount to the average trading price and in December 2007, the Company’s CEO contributed his remaining 100,000 shares of SYZG to the Company, which were valued at $150,000. At March 31, 2008, SYZG had experienced very limited trading; therefore, the board of directors discounted the $3.00 closing price to $1.50 per share to determine the value of $964,221. The stock of this portfolio company is presently listed on a national listing service (but not a national exchange) with limited liquidity. The Board of Directors has determined, in consultation with its investment committee and its audit committee, that the investment would not likely realize the value on a per share basis as a result of this lack of liquidity and therefore, in the interest of determining the true value of its investment, has chosen a value below that would might be suggested by the most recent trading price.

CONTROLLED
The Company formed Chanticleer Investors LLC (“CI LLC”) at the end of March 2006. CI LLC’s only asset is a 6%, convertible, $5,000,000 loan to Hooters of America, Inc. (“Hooters”). Interest only is payable quarterly and accrued interest and principal is due May 24, 2009. The Company owns 23% of CI LLC and receives a management fee equal to 2% of the interest being paid on the loan. The remaining 4% of the interest is distributed to the investors, including the Company, quarterly. As the manager, the Company has a carried interest of 20% of the limited partners net cash gain when realized. At March 31, 2008, the investment was valued by the Investment Committee and the Board of Directors at $1,610,000, based upon the valuation of Hooters.

During December 2007, the Company formed and currently owns 50% of Confluence Partners, LLC, whose sole asset is an investment in Lank Acquisition, LLC. Lank Acquisition, LLC was formed to facilitate the formation of Lank Acquisition Corporation as a Special Purpose Acquisition Corporation (“SPAC”), with plans to raise $125,000,000 through an IPO and invest in an as yet undetermined business. Confluence ultimately plans to invest a total of $1,250,000 and the Company plans to sell off all of its remaining commitment of $575,000. For its investment, Confluence would receive 1,250,000 warrants to acquire common stock with an exercise price of $7.50 and 200,000 shares of common stock, which will be priced at $10 per share in the IPO. The Investment Committee of the Board of Directors has valued this investment at its current cost of $50,000 at March 31, 2008.

Chanticleer Advisors LLC (“Advisors”) was formed as a wholly owned subsidiary to manage Chanticleer Investors II, LLC and Advisors receives management fees based on the profitability of Chanticleer Investors II LLC. After reviewing performance through March 31, 2008 and the increased level of assets in Chanticleer Investors II LLC, the Investment Committee and the Board of Directors valued Advisors at $100,000 at March 31, 2008.

During March 2008, the Company completed an agreement with Hooters and acquired the rights to open and operate Hooters restaurants in Las Vegas, Nevada. The Investment Committee and the Board of Directors valued this rights agreement at its cost of $120,000 at March 31, 2008.

The Company has an option agreement with Hooters to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. The Investment Committee and the Board of Directors valued this option at the amount of the Company’s deposit of $20,000.

C. Note Payable

The Company has a one-year line-of-credit with a bank in the amount of $500,000 which matures on March 3, 2009. The line-of-credit is guaranteed by the CEO of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan bears interest at 5.25% at March 31, 2008 and has a balance of $309,500.

The Company has a one-year note with a company in the amount of $70,000 which will mature on September 15, 2008, which bears interest at 4%. The loan was used to acquire 125,000 shares of HealthSport, Inc. common stock.

D. Composition of Net Assets (Stockholders’ Equity)

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 8,618,033 and 8,332,318 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively. There are no warrants or options outstanding.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 4,000,000 and 7,142,857 shares of its common stock at prices ranging between $.70 and $1.25 per share. The offering was closed on February 11, 2008 with $650,000 received for 928,571 shares of common stock during the offering period.

On March 27, 2008, the Company filed a new Offering Circular under Regulation E to raise up to $4,500,000 by selling between 5,000,000 and 10,000,000 shares of its common stock at prices ranging between $0.45 and $0.90 per share.

E. Related Party Transactions

Michael D. Pruitt, the Company’s Chief Executive Officer, is also CEO and the sole director of Syzygy Entertainment, Ltd. and is a director of HealthSport, Inc.

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

The Company’s CEO contributed 300,000 shares of SYZG to the Company in 2007. The shares were valued at $600,000 based upon a liquidity discount to the price at which SYZG was trading at the time.

F. Commitments and Contingencies

Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close on or before July 31, 2008. The final purchase price will be determined after the completion of the 2007 fiscal year audit.

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

HI currently owns and operates 22 restaurants, which comprise the highest average unit gross sales within the Hooters system, and includes locations in and around Tampa, Florida, Chicago, Illinois and the Manhattan regions, including the original Hooters restaurant located in Clearwater, Florida. These are the operations of HI being acquired by Chanticleer.

Lease

On February 22, 2007, the Company entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008. The Company’s allocated share of the space is 2,000 square feet and its monthly base rent is $3,980 in 2008. Five Oaks Capital Partners, LLC is the managing member of EE Investors, LLC, in which the Company is currently an investor.

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

Financial Condition

Our net assets were $3,507,100 and $3,475,276 at March 31, 2008 and December 31, 2007, respectively. Net asset value per share was $0.4069 at March 31, 2008 and $0.4171 at December 31, 2007.

We are currently concentrating our efforts in packaging business investments for private equity groups. If completed, we expect to receive compensation through limited cost equity participation and/or cash management fees.

As discussed in more detail in Note F to the condensed financial statements, on March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close on or before July 31, 2008. The final purchase price will be determined after the completion of the 2007 fiscal year audit.

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

During March 2008, we completed an agreement with Hooters and acquired the rights to open and operate Hooters restaurants in Las Vegas, Nevada.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 4,000,000 and 7,142,857 shares of its common stock at prices ranging between $.70 and $1.25 per share. The offering was closed on February 11, 2008 with $650,000 received for 928,571 shares of common stock during the offering period.

On March 27, 2008, the Company filed a new Offering Circular under Regulation E to raise up to $4,500,000 by selling between 5,000,000 and 10,000,000 shares of its common stock at prices ranging between $0.45 and $0.90 per share.

Comparison of three months ended March 31, 2008 and 2007

Net decrease in net assets from operations amounted to a decrease of $168,176 in 2008 as compared to a decrease of $223,451 in 2007.

Revenues increased from $38,153 in 2007 to $165,055 in 2008. The increase of $126,902 in 2008 is primarily the 2007 management income from affiliated investments which includes $128,555 for consulting services rendered to SYZG.

Expenses during the three months ended March 31, 2008, were $294,793 as compared to $158,587 in the year earlier period. The increase in expenses is primarily the result of the planned acquisition of Hooters, Inc. and includes an increase in salaries and wages of $21,134, an increase in professional fees of $78,809, an increase of $8,314 in travel and entertainment expenses. The increase in salaries and wages is consistent with the slightly larger staff and salary increases for the 2008 period as compared to 2007. The increase in professional services is primarily due to an increase in services associated with the acquisition of Hooters, Inc. and raising the necessary funding for this pending acquisition. Travel and entertainment also increased primarily due to increased travel costs associated with this acquisition.

Net realized and unrealized gains and losses consisted of unrealized depreciation of investments of $38,438 for a net decline of $38,438 in 2008 as compared to a realized gain of $9,911 and unrealized depreciation of $112,928, for a net decline of $103,017 in 2007.

The above factors resulted in a net decrease in net assets from operations per share of $0.0196 in 2008 as compared to a net decrease in net assets from operations per share of $0.0291 in 2007.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31	Certification pursuant to 18 U.S.C. Section 1350
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit32	Certification pursuant to 18 U.S.C. Section 1350
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: May 2, 2008	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer