Form 10-K/A
period 2007-12-31
Chanticleer Holdings, Inc.
filed 2008-07-01
CIK 1106838

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

We have audited the accompanying statements of net assets, of Chanticleer Holdings, Inc. (the "Company"), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, cash flows and changes in net assets, and the financial highlights for the years ended December 31, 2007, 2006 and 2005. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations, its cash flows, changes in its net assets, and its financial highlights for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

AFFILIATE INVESTMENTS

UNCONTROLLED
SYZYGY Entertainment, Ltd. (SYZG); is the owner/operator of casino operations in the Turk and Caicos Islands. The Company’s CEO also serves as SYZG’s CEO and is its sole director. The Company received 342,814 shares of SYZG which were valued at $514,221 by the Investment Committee of the Board of Directors in exchange for our CEO’s services for the period from April 1, 2007 through March 31, 2008. The Company deferred the income and is amortizing it to income over the one year period. $128,555 remains deferred at December 31, 2007. In September 2007 our CEO contributed an additional 200,000 shares of SYZG to the Company and in December 2007, our CEO contributed his remaining 100,000 shares of SYZG to the Company. At December 31, 2007, SYZG had experienced very limited trading; therefore, the board of directors discounted the $3.00 closing price to $1.50 per share to determine the value of $964,221. The stock of this portfolio company is presently listed on a national listing service (but not a national exchange) with limited liquidity. The Board of Directors has determined, in consultation with its investment committee and its audit committee, that the investment would not likely realize the value on a per share basis as a result of this lack of liquidity and therefore, in the interest of determining the true value of its investment, has chosen a value below that which might be suggested by the most recent trading price.

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

10.      ADJUSTMENT AFFECTING QUARTER ENDED SEPTEMBER 30, 2007

At September 30, 2007, the Company had calculated unrealized appreciation of $1,880,259 on its investments, had a net operating loss carryforward of $785,424, a current year loss from operations of $94,969 and book basis in excess of tax basis in investments of $256,258. The Company obtained tax advice which indicated it could elect to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, in the event the unrealized appreciation should be realized.

Accordingly, the Company did not provide deferred taxes on the unrealized appreciation as it had been advised the gain could be distributed to its shareholders and taxed at that level if the unrealized appreciation should ever be realized.

The Company has since determined it could not automatically elect to be treated as a regulated investment company under Subchapter M and should have accrued a deferred income tax liability pursuant to its method of accounting for income taxes at September 30, 2007 of approximately $480,000.

The unrealized appreciation at December 31, 2007 had been reduced to $444,337. Accordingly, there was no deferred tax liability at December 31, 2007.

If the deferred taxes were recorded at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 would have been $480,000 lower. However, as a result of the decrease in unrealized appreciation at December 31, 2007, the results of operations for the three months ended December 31, 2007 would have been $480,000 higher.

In summary, the tax expense of $480,000 in the third quarter would have been offset by a tax benefit of $480,000 in the fourth quarter with no net tax expense for the year ended December 31, 2007.

11.      AMENDED REPORT

The Company amended its annual report as of December 31, 2007 to make the following changes:
•
The Company changed its cash flow statements to include the purchase of investments and the proceeds from sale of investments as operating activities rather than investing activities, which had the effect of decreasing the cash used in operating activities in 2007 by $113,156 and increasing the cash used in operating activities in 2006 by $1,882,740 and in 2005 by $196,819, with an equal by opposite effect on cash flow provided (used) in investing activities;

•	The Company also expanded its disclosure regarding an investment which was valued at an amount below the most recent trading price, based on limited trading activity.

Chanticleer Holdings, Inc.
Financial Highlights
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

PER SHARE INFORMATION
Net asset value, beginning of year	$0.3139	$0.2939	$0.0283
Net decrease from operations	(0.0311)	(0.0527)	(0.0293)
Net change in realized gain (loss) and unrealized appreciation (depreciation) of investments, net	0.0326	0.0268	(0.0035)
Net increase from stock transactions	0.1017	0.0459	0.2984
Net asset value, end of year	$0.4171	$0.3139	$0.2939

Per share market value:
Beginning of period	$1.1000	$1.3000	$0.0001
End of period	0.5200	1.1000	1.3000

Investment return, based on market prices at end of period	-53%	-15%	(a )

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	3,475,276	2,413,389	2,529,352
Average net assets	3,073,782	2,533,311	358,949
Annualized ratio of expenses to average net assets	27.0%	21.0%	44.0%
Annualized ratio of net increase (decrease) in net
assets from operations to average net assets	0.4%	-7.9%	-48.0%

Common stock outstanding at end of year	8,332,318	7,689,461	8,606,211
Weighted average shares outstanding during year	7,995,528	7,686,657	5,245,319

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

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

TEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements - The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Statements of Net Assets at December 31, 2007 and 2006
•	Statements of Operations - For the years ended December 31, 2007, 2006 and 2005
•	Statements of Cash Flows - For the years ended December 31, 2007, 2006 and 2005
•	Statements of Changes in Net Assets - For the years ended December 31, 2007, 2006 and 2005
•	Schedule of Investments - At December 31, 2007 and 2006
•	Notes to the Financial Statements
•	Financial Highlights - For the years ended December 31, 2007, 2006 and 2005

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

14	Code of Ethics

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2008.

CHANTICLEER HOLDINGS, INC.

Date:	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

July 1, 2008	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

July 1, 2008	Director	/s/ Michael Carroll
Michael Carroll

July 1, 2008	Director	/s/ Brian Corbman
Brian Corbman

July 1, 2008	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz