Form 10-Q
period 2008-06-30
Chanticleer Holdings, Inc.
filed 2008-08-11
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2008

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of July 21, 2008, was 945,226 shares.

Chanticleer Holdings, Inc.

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc.
Statements of Net Assets
June 30, 2008 and December 31, 2007

	2008	2007
	(Unaudited)
ASSETS
Investments:
Non-affiliate (cost: 2008 - $872,565; 2007 - $942,565)	$706,407	$992,345
Affiliates:
Uncontrolled (cost: 2008 - $1,114,221; cost: 2007 - $1,114,221)	514,251	964,221
Controlled (cost: 2008 - $1,355,443; 2007 - $1,235,443)	1,900,000	1,780,000
Total investments	3,120,658	3,736,566
Cash and cash equivalents	169,543	-
Accounts receivable, controlled affiliate investment	43,436	18,900
Prepaid expenses and other assets	10,061	19,560
Fixed assets, net	41,499	45,537
Deferred acquisition costs	233,050	-
Deposits	3,980	3,980
TOTAL ASSETS	3,622,227	3,824,543

LIABILITIES
Accounts payable	134,873	25,554
Accrued expenses	2,265	4,150
Notes payable	388,500	165,272
Deferred revenue	-	128,555
Bank overdraft	-	25,736
TOTAL LIABILITIES	525,638	349,267
NET ASSETS	$3,096,589	$3,475,276

Commitments and contingencies

COMPOSITION OF NET ASSETS
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 941,726 shares at June 30, 2008 and 833,122 shares at December 31, 2007	$94	$83
Additional paid in capital	4,610,706	3,850,517
Accumulated deficit:
Accumulated net operating loss	(1,299,866)	(826,887)
Net realized gain on investments	7,226	7,226
Net unrealized appreciation (depreciation) of investments	(221,571)	444,337
NET ASSETS	$3,096,589	$3,475,276
NET ASSET VALUE PER SHARE	$3.288	$4.171

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Interest and dividend income:
Non-affiliates	$-	$1,514
Affiliate	11,500	11,500
Management fee income - affiliates	25,000	153,555
	36,500	166,569
Expenses:
Salaries and wages	111,273	66,460
Professional fees	132,679	37,214
Shareholder services	1,790	1,479
Interest expense	5,947	3,315
Insurance expense	11,573	10,296
Dues and subscriptions	7,933	3,801
Franchise taxes	26,735	15,775
Rent expense	12,426	13,217
Travel and entertainment expense	48,767	29,427
Other general and administrative expense	20,618	24,886
	379,741	205,870
Loss before income taxes	(343,241)	(39,301)
Income taxes	-	-
Loss from operations	(343,241)	(39,301)

Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	-	9,193
Change in unrealized depreciation of investments, net of deferred tax benefit of $0	(627,470)	(9,821)
Net decrease in net assets from operations	$(970,711)	$(39,929)

Net decrease in net assets from operations per share, basic and diluted	$(1.087)	$(0.051)
Weighted average shares outstanding	893,312	789,355

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Operations
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Interest and dividend income:
Non-affiliates	$-	$3,166
Affiliate	23,000	23,000
Management fee income - affiliates	178,555	178,555
	201,555	204,721
Expenses:
Salaries and wages	188,926	122,977
Professional fees	254,108	79,834
Shareholder services	4,437	2,413
Interest expense	7,994	6,423
Insurance expense	22,137	20,089
Dues and subscriptions	14,122	4,010
Rent expense	24,585	20,902
Travel and entertainment expense	76,575	48,921
Other general and administrative expense	81,650	58,887
	674,534	364,456
Loss before income taxes	(472,979)	(159,735)
Income taxes	-	-
Loss from operations	(472,979)	(159,735)

Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	-	19,105
Change in unrealized depreciation of investments, net of deferred tax benefit of $0	(665,908)	(122,750)
Net decrease in net assets from operations	$(1,138,887)	$(263,380)

Net decrease in net assets from operations per share, basic and diluted	$(1.300)	$(0.338)
Weighted average shares outstanding	876,247	779,207

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net decrease in net assets from operations	$(1,138,887)	$(263,380)
Adjustments to reconcile net decrease in net assets from operation to net cash used in operating activities:
Purchase of investments	(120,000)	-
Proceeds from sale of investments	-	107,225
Change in unrealized depreciation of investments	665,908	122,750
Gain on sale of investments	-	(19,105)
Depreciation	5,859	4,067
Consulting and other services rendered in exchange for investment securities	-	(514,221)
Deferred acquisition costs	(233,050)	-
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	-	(27,479)
(Increase) decrease amounts due from subsidiary	(24,535)	-
(Increase) decrease in prepaid expenses and other assets	9,500	8,520
Increase (decrease) in accounts payable and accrued expenses	107,433	4,541
Increase (decrease) in deferred revenue	(128,555)	385,666
Net cash used in operating activities	(856,327)	(191,416)
Cash flows from investing activities
Purchase of fixed assets	(1,822)	(4,603)
Net cash provided by (used in) operating activities	(1,822)	(4,603)
Cash flows from financing activities
Proceeds from sale of common stock	760,200	250,000
Loan repayment	-	(150,704)
Cash overdraft	(25,736)	-
Loan proceeds	293,228	-
Net cash provided by financing activities	1,027,692	99,296
Net increase (decrease) in cash and cash equivalents	169,543	(96,723)
Cash and cash equivalents, beginning of period	-	124,311
Cash and cash equivalents, end of period	$169,543	$27,588

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$6,594	$6,764
Income taxes	-	-
Non-cash investing and financing activities:
Rescission of investment purchased with a note	$70,000	$-

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Statements of Changes in Net Assets
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Changes in net assets from operations
Net loss from operations	$(472,979)	$(159,735)
Realized gains on sale of investments, net	-	19,105
Change in unrealized depreciation of investments, net	(665,908)	(122,750)
Net increase (decrease) in net assets from operations	(1,138,887)	(263,380)

Capital stock transactions
Common stock issued for cash	760,200	250,000
Net increase in net assets from stock transactions	760,200	250,000

Net increase (decrease) in net assets	(378,687)	(13,380)
Net assets at beginning of period	3,475,276	2,413,389
Net assets at end of period	$3,096,589	$2,400,009

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Financial Highlights
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

PER SHARE INFORMATION
Net asset value, beginning of period	$4.171	$3.139
Net decrease from operations	(0.539)	(0.205)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments, net	(0.759)	(0.133)
Net increase from capital transactions	0.415	0.182
Net asset value, end of period	$3.288	$2.983

PER SHARE MARKET VALUE **
Beginning of period	$5.20	$11.00
End of period	7.00	8.00

Investment return, based on market price at end of period (1)	35%	-27%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$3,096,589	$2,400,009
Average net assets	3,359,797	2,289,875

Annualized ratio of expenses to average net assets	40.2%	25.2%
Annualized ratio of net increase (decrease) in net assets from operations to average net assets	-55.9%	-23.0%

Common stock outstanding at end of period **	941,726	805,700
Weighted average shares outstanding during period **	876,247	779,207

(1) Periods of less than one year are not annualized.
** Restated for 1:10 reverse stock split effective July 17, 2008.

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of June 30, 2008
(Unaudited)
					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
1,046,900	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	$144,349	$31,407	1%
	Sep-07	distributor and marketer of security and
	Dec-07	defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage (Privately held); Direct to consumer brokerage company	250,000	50,000	2%
5%	Mar-06	EE Investors, LLC, whose sole asset is a 33.3% interest in Bouncing Brain Productions, LLC (Privately held); Inventor promotion company	250,000	350,000	11%
			644,349	431,407	14%
LOAN INVESTMENT
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and accounts receivable investment of approximately $1,200,000, non-interest bearing	100,000	125,000	4%

OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two oil and gas properties in Washington County, OK	128,216	150,000	5%
		Total non-affiliate investments	872,565	706,407	23%

(Continued)
See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments, continued
As of June 30, 2008
(Unaudited)

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

AFFILIATE INVESTMENTS

	UNCONTROLLED AFFILIATES
642,814	Jun-07	SYZYGY Entertainment, Ltd. (SYZG); owner/operator	$1,114,221	$514,251	17%
	Sep-07	of casino in Turks and Caicos Islands
	Dec-07
	CONTROLLED AFFILIATES
23%	Mar-06	Chanticleer Investors LLC (Privately held);	1,150,000	1,610,000	52%
	Jun-06	Investment LLC with note receivable from Hooters
	Dec-06	of America, Inc. in the amount of $5,000,000
50%	Dec-07	Confluence Partners, LLC, whose sole asset is an investment in Lank Acquisition, LLC which was formed to facilitate the creation of Lank Acquisition Corporation which is formed to raise equity capital through an IPO to acquire or merge with an operating business	50,000	50,000	1%
100%	Mar-07	Chanticleer Advisors LLC; wholly owned subsidiary; provides management services for Chanticleer Investors II, LLC	15,443	100,000	3%
100%	Mar-08	Rights agreement with Hooters of America, Inc. to open and operate Hooters restaurants in Las Vegas	120,000	120,000	4%
100%	Dec-06	Option agreement with Hooters of America, Inc. to purchase the right to open and operate Hooters restaurants in the Republic of South Africa	20,000	20,000	1%
		Total controlled affiliate investments	1,355,443	1,900,000	61%
		Total affiliate investments	2,469,664	2,414,251	78%
		Total investments at June 30, 2008	$3,342,229	3,120,658	101%
		Cash and other assets, less liabilities		(24,069)	-1%
		Net assets at June 30, 2008		$3,096,589	100%

See accompanying notes to condensed financial statements.

Chanticleer Holdings, Inc.
Schedule of Investments
As of December 31, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-AFFILIATE INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
1,046,900	Sep-05	Special Projects Group (Pink Sheets:SPLJ)	$144,349	$52,345	2%
	Sep-07	distributor and marketer of security and
	Dec-07	defense products and training manuals
33.3%	Mar-06	LFM Management, LLC, dba 1st Choice Mortgage (Privately held); Direct to consumer brokerage company	250,000	250,000	7%
5%	Mar-06	EE Investors, LLC, whose sole asset is a 33.3% interest in Bouncing Brain Productions, LLC (Privately held); Inventor promotion company	250,000	350,000	10%
125,000	Sep-07	HealthSport, Inc. (OTCBB:HSPO); fully integrated developer, manufacturer and marketer of unique and proprietary branded and private label edible film strip nutritional supplements and over-the-counter drugs	70,000	65,000	2%
			714,349	717,345	21%
LOAN INVESTMENT
Loan	Jun-06	Lifestyle Innovations, Inc. (OTCBB:LFSI); note and accounts receivable investment of approximately $1,200,000, non-interest bearing	100,000	125,000	4%

OIL AND GAS PROPERTY INVESTMENTS
37.5%	Mar-06	Signature Energy, Inc; working interest in two oil and gas properties in Washington County, OK	128,216	150,000	4%
		Total non-affiliate investments	942,565	992,345	29%

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

(2)
Shareholder Actions – The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Delaware General Corporation Law Section 228, have approved: (i) the withdrawal of the Company’s election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and (ii) the reverse split of the Company’s issued and outstanding common stock at a ratio of 1:10.

Withdrawal of the Company’s election to be treated as a BDC under the 1940 Act became effective on July 21, 2008, when the Company filed Form N-54c with the U.S. Securities and Exchange Commission (“SEC”).

The 1:10 reverse split of the Company’s issued and outstanding common stock was effective on July 17, 2008, at which time the Company began trading under a new symbol on the OTC Bulletin Board (CCLR). All share amounts and transactions have been restated to give effect to the reverse split as if it happened at the beginning of the earliest period presented.

(3)
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

(4)
Financial Statement Reporting – As noted in (2) above, the Company filed Form N-54c with the SEC on July 21,2008 indicating the withdrawal of its election to be treated as a BDC under the 1940 Act, which will result in a change in its method of accounting. BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to value their investments at fair value as opposed to historical cost. In addition, entities in which the Company owns a majority are not consolidated; rather the investments in these entities are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair market value. Our investments will be accounted for as either available for sale securities, at cost, or under the equity method. In addition, our statements will be consolidated with our wholly owned subsidiary.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) provides that when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods. Previously issued interim financial statements shall be presented on a retrospective basis.

(5)
Investment Company – On June 1, 2005, the Company filed a notification on Form N-54a with the SEC indicating its election to be regulated as a BDC under the 1940 Act. Under this election, the Company has adopted corporate resolutions to operate as a closed-end management investment company as a BDC. The Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company provides professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act and will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service). The Company may also offer to provide managerial assistance to these portfolio companies. Qualifying assets may also include:
a.	Cash,
b.	Cash equivalents,
c.	U.S. Government securities, or

d.	High-quality debt investments maturing in one year or less from the date of investment.

An eligible portfolio company generally is a United States company that is not an investment company and that:
•	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list;
•	Is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
•	Meets such other criteria as may be established by the SEC.

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

(6)
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

B. Investments

Investments at June 30, 2008 and December 31, 2007, may be summarized as follows:

	2008	2007

Investments at cost	$3,342,229	$3,292,229
Unrealized appreciation of investments, net	(221,571)	444,337
Fair value of investments	$3,120,658	$3,736,566

Investments are detailed on the Investment Schedules on pages 9 through 12, hereof. The valuations are determined by the Board of Directors based upon applicable quantitative and qualitative factors, discussed below.

Activity in investments during the six months ended June 30, 2008, is summarized as follows:

Investments at cost, December 31, 2007	$3,292,229
Purchases	120,000
Rescinded transaction	(70,000)

Investments at cost, June 30, 2008	$3,342,229

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

The Company made an investment in LFM Management, LLC, dba 1st Choice Mortgage in March 2006. This is a privately held consumer brokerage business which began operation at the end of March 2006. The significant slow-down of home sales has caused significant losses in the last three months, due primarily to low sales volume. Accordingly, the Investment Committee and the Board of Directors valued this investment at $50,000 at June 30, 2008.

The Company made an investment in EE Investors, LLC (“EE”) whose sole asset is a 33.3% interest in Bouncing Brain Production, LLC. This is a privately held inventor promotion company. Bouncing Brain has selected a number of inventions and expects results from their promotion to begin in 2008. The Investment Committee and the Board of Directors valued this investment at $350,000 as of June 30, 2008, as a result of an increase in EE’s level of participation in future Bouncing Brain promotions and additional capital invested by another investor in Bouncing Brain.

LOAN INVESTMENT
The Company invested $100,000 in notes and accounts receivable due from Lifestyle Innovations, Inc. with a face value of approximately $1,200,000 in June 2006. This is a speculative investment in a public company with plans to acquire another operating business. The Company holds approximately 33% of the debt of LFSI, which is planned to be sold as a pink sheet shell after completion of certain legal procedures. A pink sheet shell has a value of approximately $400,000 plus retaining 3-5% of the new equity. The Investment Committee and the Board of Directors valued this investment at $125,000 at June 30, 2008.

OIL AND GAS PROPERTY INVESTMENTS
The Company invested $128,216 for a 37.5% working interest in two oil and gas wells located in Washington County, Oklahoma. The Investment Committee and the Board of Directors valued these two properties at $150,000 on June 30, 2008, based on the sale of similar properties in the area.

AFFILIATE INVESTMENT

UNCONTROLLED
The Company received 342,814 shares of SYZYGY Entertainment, Ltd. (“SYZG”) in exchange for consulting and other services rendered or to be rendered from April 1, 2007 through March 31, 2008. The investment cost of $514,221 was amortized to management income over the twelve month period and during the three month period ended March 31, 2008, the balance of the deferred revenue in the amount of $128,555 was included in management income. The Company’s CEO, Mike Pruitt, also acts as CEO and director for SYZG. In September 2007, the Company’s CEO contributed 200,000 shares of SYZG to the Company, which were valued at $450,000, based on a liquidity discount to the average trading price and in December 2007, the Company’s CEO contributed his remaining 100,000 shares of SYZG to the Company, which were valued at $150,000. At June 30, 2008, SYZG had experienced very limited trading; therefore, the board of directors discounted the $1.01 closing price to $0.80 per share to determine the value of $514,251. The stock of this portfolio company is presently listed on a national listing service (but not a national exchange) with limited liquidity. The Board of Directors has determined, in consultation with its investment committee and its audit committee, that the investment would not likely realize the value on a per share basis as a result of this lack of liquidity and therefore, in the interest of determining the true value of its investment, has chosen a value below that would might be suggested by the most recent trading price. The $0.80 price is based on the amount at which affiliates of SYZG are converting their debt into SYZG common stock.

CONTROLLED
The Company formed Chanticleer Investors LLC (“CI LLC”) at the end of March 2006. CI LLC’s only asset is a 6%, convertible, $5,000,000 loan to Hooters of America, Inc. (“Hooters”). Interest only is payable quarterly and accrued interest and principal is due May 24, 2009. The Company owns 23% of CI LLC and receives a management fee equal to 2% of the interest being paid on the loan. The remaining 4% of the interest is distributed to the investors, including the Company, quarterly. As the manager, the Company has a carried interest of 20% of the limited partners net cash gain when realized. At June 30, 2008, the investment was valued by the Investment Committee and the Board of Directors at $1,610,000, based upon the valuation of Hooters.

During December 2007, the Company formed and currently owns 50% of Confluence Partners, LLC, whose sole asset is an investment in Lank Acquisition, LLC. Lank Acquisition, LLC was formed to facilitate the formation of Lank Acquisition Corporation as a Special Purpose Acquisition Corporation (“SPAC”), with plans to raise $125,000,000 through an IPO and invest in an as yet undetermined business. Confluence ultimately plans to invest a total of $1,250,000 and the Company plans to sell off all of its remaining commitment of $575,000. For its investment, Confluence would receive 1,250,000 warrants to acquire common stock with an exercise price of $7.50 and 200,000 shares of common stock, which will be priced at $10 per share in the IPO. The Investment Committee of the Board of Directors has valued this investment at its current cost of $50,000 at June 30, 2008.

Chanticleer Advisors LLC (“Advisors”) was formed as a wholly owned subsidiary to manage Chanticleer Investors II, LLC and Advisors receives management fees based on the profitability of Chanticleer Investors II LLC. After reviewing performance through June 30, 2008 and the increased level of assets in Chanticleer Investors II LLC, the Investment Committee and the Board of Directors valued Advisors at $100,000 at June 30, 2008.

During March 2008, the Company completed an agreement with Hooters and acquired the rights to open and operate Hooters restaurants in Las Vegas, Nevada. The Investment Committee and the Board of Directors valued this rights agreement at its cost of $120,000 at June 30, 2008.

The Company has an option agreement with Hooters to purchase the right to open and operate Hooters restaurants in the Republic of South Africa. The Investment Committee and the Board of Directors valued this option at the amount of the Company’s deposit of $20,000.

C. Note Payable

The Company has a one-year line-of-credit with a bank in the amount of $500,000 which matures on March 3, 2009. The line-of-credit is guaranteed by the CEO of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan bears interest at 5.0% at June 30, 2008 and has a balance of $388,500. ($95,272 at December 31, 2007).

The Company had a one-year note with a company in the amount of $70,000 which would have matured on September 15, 2008, bearing interest at 4%. The loan was used to acquire 125,000 shares of HealthSport, Inc. common stock. Effective June 30, 2008, the seller and the Company rescinded the transaction. The Company returned the shares and the note payable was cancelled with no interest paid.

D. Composition of Net Assets (Stockholders’ Equity)

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 941,726 and 833,122 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively. There are no warrants or options outstanding.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 400,000 and 714,286 shares of its common stock at prices ranging between $7.00 and $12.50 per share. The offering was closed on February 11, 2008 with $650,000 received for 92,859 shares of common stock during the offering period.

On March 27, 2008, the Company filed a new Offering Circular under Regulation E to raise up to $4,500,000 by selling between 500,000 and 1,000,000 shares of its common stock at prices ranging between $4.50 and $9.00 per share. As of June 30, 2008, the Company had sold 80,032 shares for $560,200 pursuant to this 1-E. The Company sold an additional 3,500 shares on July 16, 2008, and closed the 1-E on July 18, 2008.

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

F. Commitments and Contingencies

Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close on or before July 31, 2008 (extended to August 31, 2008, if necessary). The final purchase price will be determined after the completion of the HI 2007 fiscal year audit.

The closing of the transaction is subject to Chanticleer raising the necessary debt and equity financing to complete the acquisition. In addition, Chanticleer will have to convert from its current SEC status as a BDC to an operating company prior to closing the transaction. Chanticleer has retained an investment banking firm to assist in securing the equity capital necessary to close the proposed transaction. Chanticleer has completed all other conditions and is in process of raising the necessary debt and equity financing to complete the transaction.

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

During the three months ended June 30, 2008, the Company recorded $233,050 in deferred acquisition costs related to the planned acquisition of HI.

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

G. Subsequent Events

Texas Wings
On July 8, 2008, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Texas Wings Incorporated and its 45 related Hooters branded restaurants (collectively “Texas Wings”) for total consideration of approximately $106 million, including approximately $53 million in cash, approximately $37 million in Chanticleer common stock and convertible notes with an aggregate principal amount of approximately $16 million (the “Transaction”).

The Company will create an operating company and combine Texas Wings with HI and its 22 Hooters restaurants, which the Company agreed to acquire on March 7, 2008, (Note F).

The Transaction is subject to a number of customary closing conditions and is anticipated to close during the third quarter of 2008, concurrently with the closing of the HI acquisition. The final purchase price will be determined after the completion of the 2007 fiscal year audit of Texas Wings.

When HI sold the Hooters brand to Hooters of America, HI retained unique acquisition and operational rights, which should benefit the Company going forward. HI has the right to acquire existing Hooters franchisees without the consent of the franchisor, and HI has significant flexibility in the manner in which it operates its restaurants, rights that should benefit the Texas Wings business upon the closing of the Transaction.

Reverse Split of Common Stock
The reverse split of the Company’s issued and outstanding common stock at a ratio of 1:10 was effective on July 17, 2008, following approval by the majority of the Company’s shareholders.

Withdrawal of Election to be treated as a BDC
Withdrawal of the Company’s election to be treated as a BDC under the 1940 Act became effective on July 21, 2008, when the Company filed Form N-54c with the SEC, following approval by a majority of the Company’s shareholders.

H. Pro forma Financial Statements

The following pro forma statements are prepared assuming the withdrawal of the Company’s election to be treated as a BDC under the 1040 Act was filed and effective as of June 30, 2008. Pursuant to SFAS 154, the effect of the change is retrospectively applied to the financial statements of all prior periods.

Chanticleer Holdings, Inc.
Historical and Consolidated Pro Forma Balance Sheets
June 30, 2008
(Unaudited)

	Historical	Pro Forma
ASSETS
Current assets
Cash and cash equivalents	$169,543	$169,793
Accounts receivable, controlled affiliate investment	43,436	11,150
Prepaid expenses and other assets	10,061	10,061
	223,040	191,004
Investments at fair value	3,120,658	545,658
Other investments, principally accounted for under the equity method	-	2,027,913
Fixed assets, net	41,499	41,499
Deferred acquisition costs	233,050	233,050
Deposits	3,980	3,980
TOTAL ASSETS	$3,622,227	$3,043,104

LIABILITIES
Accounts payable	$134,873	$134,873
Accrued expenses	2,265	2,265
Notes payable	388,500	388,500
TOTAL LIABILITIES	525,638	525,638

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 941,726 shares at June 30, 2008	94	94
Additional paid in capital	4,610,706	4,610,706
Unrealized loss on available for sale securities	-	(712,912)
Accumulated deficit	(1,514,211)	(1,380,422)
TOTAL STOCKHOLDERS' EQUITY	3,096,589	2,517,466
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,622,227	$3,043,104

Chanticleer Holdings, Inc.
Historical and Consolidated Pro Forma Statements of Operations
For the Three Months Ended June 30, 2008
(Unaudited)

	Historical	Pro Forma
Income from operations:
Interest and dividend income - affiliates	$11,500	$-
Management fee income - affiliates	25,000	25,000
	36,500	25,000
Expenses:
General and administrative expenses	373,794	392,367
Interest expense	5,947	-
	379,741	392,367
Loss before income taxes	(343,241)	(367,367)
Income taxes	-	-
Loss from operations	(343,241)	(367,367)
Other income (expense):
Equity earnings (loss) of investments	-	(2,778)
Interest expense	-	(5,947)
Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	-	-
Change in unrealized depreciation of investments,
net of deferred tax benefit of $0	(627,470)	-
Other, net	(627,470)	(8,725)
Net loss	(970,711)	(376,092)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	-	(427,470)
Comprehensive loss	$(970,711)	$(803,562)

Net loss per share, basic and diluted	$(1.087)	$(0.421)
Weighted average shares outstanding	893,312	893,312

Chanticleer Holdings, Inc.
Historical and Consolidated Pro Forma Statements of Operations
For the Six Months Ended June 30, 2008
(Unaudited)

	Historical	Pro Forma
Income from operations:
Interest and dividend income - affiliate	$23,000	$-
Management fee income - affiliates	178,555	178,555
	201,555	178,555
Expenses:
General and administrative expenses	666,540	691,009
Interest expense	7,994	-
	674,534	691,009
Loss before income taxes	(472,979)	(512,454)
Income taxes	-	-
Loss from operations	(472,979)	(512,454)
Other income (expense)
Equity earnings (loss) of investments	-	570
Interest expense	-	(7,994)
Net realized and unrealized gains (losses):
Net realized gain on investments, with no income tax provision	-	-
Change in unrealized depreciation of investments,
net of deferred tax benefit of $0	(665,908)	-
	(665,908)	(7,424)
Net loss	(1,138,887)	(519,878)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	-	(465,908)
Comprehensive loss	$(1,138,887)	$(985,786)

Net decrease in net assets from operations per share,
basic and diluted	$(1.300)	$(0.593)
Weighted average shares outstanding	876,247	876,247

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

Withdrawal of the Company’s election to be treated as a BDC under the 1940 Act became effective on July 21, 2008, when the Company filed Form N-54c with the SEC, following approval by a majority of the Company’s shareholders.

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

Financial Condition

Our net assets were $3,096,589 and $3,475,276 at June 30, 2008 and December 31, 2007, respectively. Net asset value per share was $3.288 at June 30, 2008 and $4.171 at December 31, 2007.

As discussed in more detail in Note F to the condensed financial statements, on March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close on or before July 31, 2008. The final purchase price will be determined after the completion of the HI 2007 fiscal year audit.

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

On July 8, 2008, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Texas Wings Incorporated and its 45 related Hooters branded restaurants (collectively “Texas Wings”) for total consideration of approximately $106 million, including approximately $53 million in cash, approximately $37 million in Chanticleer common stock and convertible notes with an aggregate principal amount of approximately $16 million (the “Transaction”).

The Company will create one operating company and combine Texas Wings with HI and its 22 Hooters restaurants, which the Company agreed to acquire on March 7, 2008. Texas Wings is one of the strongest franchises in the Hooters restaurant system and when combined with HI, which was the original creator of the Hooters concept, are expected to become the standard bearer for the Hooters brand.

The Transaction is subject to a number of customary closing conditions and is anticipated to close during the third quarter of 2008, concurrently with the closing of the HI acquisition. The final purchase price will be determined after the completion of the 2007 fiscal year audit of Texas Wings.

When HI sold the Hooters brand to Hooters of America, HI retained unique acquisition and operational rights, which will benefit the Company going forward. HI has the right to acquire existing Hooters franchisees without the consent of the franchisor, and HI has significant flexibility in the manner in which it operates its restaurants, rights that will benefit the Texas Wings business upon the closing of the Transaction.

During March 2008, we completed an agreement with Hooters and acquired the rights to open and operate Hooters restaurants in Las Vegas, Nevada.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 400,000 and 714,286 shares of its common stock at prices ranging between $7.00 and $12.50 per share. The offering was closed on February 11, 2008 with $650,000 received for 92,859 shares of common stock during the offering period.

On March 27, 2008, the Company filed a new Offering Circular under Regulation E to raise up to $4,500,000 by selling between 500,000 and 1,000,000 shares of its common stock at prices ranging between $4.50 and $9.00 per share. As of June 30, 2008, the Company had sold 80,032 shares for $560,200 pursuant to this 1-E. The Company sold an additional 3,500 shares on July 16, 2008, and closed the 1-E on July 18, 2008.

Comparison of three months ended June 30, 2008 and 2007

Net decrease in net assets from operations amounted to a decrease of $970,711 in 2008 as compared to a decrease of $39,929 in 2007.

Revenues decreased from $166,569 in 2007 to $36,500 in 2008. The decrease of $130,069 in 2008 is the 2007 management income from affiliated investments which includes $128,555 for consulting services rendered to SYZG and $1,514 in interest income. The management income was fully amortized at the end of March 2008.

Expenses during the three months ended June 30, 2008, were $379,741 as compared to $205,870 in the year earlier period. The increase in expenses is primarily the result of the planned acquisition of Hooters, Inc. and Texas Wings and includes an increase in salaries and wages of $44,813, an increase in professional fees of $95,465 and an increase of $19,340 in travel and entertainment expenses. The increase in salaries and wages is consistent with the slightly larger staff and salary increases for the 2008 period as compared to 2007. The increase in professional services is primarily due to an increase in services associated with the acquisition of Hooters, Inc. and Texas Wings and raising the necessary funding for these pending acquisitions. Travel and entertainment also increased primarily due to increased travel costs associated with these acquisitions.

Net realized and unrealized gains and losses consisted of unrealized depreciation of investments of $627,470 for a net decline of $627,470 in 2008 as compared to a realized gain of $9,193 and unrealized depreciation of $9,821, for a net decline of $628 in 2007.

The above factors resulted in a net decrease in net assets from operations per share of $1.087 in 2008 as compared to a net decrease in net assets from operations per share of $0.051 in 2007.

Comparison of six months ended June 30, 2008 and 2007

Net decrease in net assets from operations amounted to a decrease of $1,138,887 in 2008 as compared to a decrease of $263,380 in 2007.

Revenues were almost identical with revenues of $201,555 in 2008 as compared to $204,721 in 2007. Amortization of management income from SYZG began in the second quarter of 2007 and ended in the first quarter of 2008.

Expenses during the six months ended June 30, 2008, were $674,534 as compared to $364,456 in the year earlier period. The increase in expenses is primarily the result of the planned acquisition of Hooters, Inc. and Texas Wings and includes an increase in salaries and wages of $65,949, an increase in professional fees of $174,274 and an increase of $27,654 in travel and entertainment expenses. The increase in salaries and wages is consistent with the slightly larger staff and salary increases for the 2008 period as compared to 2007. The increase in professional services is primarily due to an increase in services associated with the acquisition of Hooters, Inc. and Texas Wings and raising the necessary funding for these pending acquisitions. Travel and entertainment also increased primarily due to increased travel costs associated with these acquisitions.

Net realized and unrealized gains and losses consisted of unrealized depreciation of investments of $665,908 for a net decline of $665,908 in 2008 as compared to a realized gain of $19,105 and unrealized depreciation of $122,750, for a net decline of $103,645 in 2007.

The above factors resulted in a net decrease in net assets from operations per share of $1.300 in 2008 as compared to a net decrease in net assets from operations per share of $0.338 in 2007.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 80,032 shares of its common stock for $560,200 in cash, pursuant to its Form 1-E offering during the three months ended June 30, 2008.

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

CHANTICLEER HOLDINGS, INC.

Date: August 11, 2008	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer