Form 10-Q
period 2008-09-30
Chanticleer Holdings, Inc.
filed 2008-11-14
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2008

Commission File Number:	000-29507

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of October 28, 2008, was 946,376 shares.

Chanticleer Holdings, Inc. and Subsidiary

INDEX

		Page No.

Part I	Financial Information (unaudited)

Item 1:	Condensed Consolidated Financial Statements

	Balance Sheets as of September 30, 2008 and December 31, 2007	3
	Statements of Operations - For the Three Months Ended September 30, 2008 and 2007	4
	Statements of Operations - For the Nine Months Ended September 30, 2008 and 2007	5
	Statements of Cash Flows - For the Nine Months Ended September 30, 2008 and 2007	6
	Notes to Financial Statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	20
Item 4:	Controls and Procedures	20

Part II	Other Information	21

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(Unaudited)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$746	$183
Accounts receivable, controlled affiliate investment	15,612	11,150
Prepaid expenses	5,311	19,560
Marketable equity securities	-	65,000
Total investments	21,669	95,893
Fixed assets, net	38,778	45,537
Deferred acquisition costs	279,050	-
Investments at fair value	352,814	1,016,567
Other investments, principally accounted for under the equity method	1,889,861	1,930,342
Deposits	3,980	3,980
TOTAL ASSETS	$2,586,152	$3,092,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$157,978	$25,555
Accrued expenses	865	4,150
Notes payable	473,500	165,272
Deferred revenue	-	128,555
Bank overdraft	-	25,736
TOTAL CURRENT LIABILITIES	632,343	349,268

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 946,376 shares at September 30, 2008 and
833,122 shares at December 31, 2007	946	833
Additional paid in capital	4,642,346	3,849,766
Unrealized loss on available for sale securities	(905,756)	(242,004)
Accumulated deficit	(1,783,727)	(865,544)
TOTAL STOCKHOLDERS' EQUITY	1,953,809	2,743,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,586,152	$3,092,319

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenue
Management fee income - affiliates	$25,000	$192,935
	25,000	192,935
Expenses:
General and administrative expense	294,901	166,591
	294,901	166,591
Earnings (loss) from operations before income taxes	(269,901)	26,344
Income taxes	-	-
Earnings (loss) from operations	(269,901)	26,344

Other income (expense)
Gain (loss) on sale of investments	-	7,012
Unrealized gain (loss) from marketable equity securities	-	71,619
Equity in earnings (loss) of investments	11,500	5,540
Loss on sale of fixed asset	-	(713)
Interest income	-	462
Interest expense	(6,852)	(242)
Total other income (expense)	4,648	83,678
Net earnings (loss)	(265,253)	110,022
Other comprehensive earnings (loss):
Unrealized gain (loss) on available-for-sale securities	(192,844)	363,451
Net comprehensive earnings (loss)	$(458,097)	$473,473

Net earnings (loss) per share, basic and diluted	$(0.28)	$0.14
Weighted average shares outstanding	945,053	805,903

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenue
Management fee income - affiliates	$203,555	$371,490
	203,555	371,490
Expenses:
General and administrative expense	985,911	529,151
Asset impairment	137,730	-
	1,123,641	529,151
Loss from operations before income taxes	(920,086)	(157,661)
Income taxes	-	-
Loss from operations	(920,086)	(157,661)

Other income (expense)
Gain (loss) on sale of investments	-	26,117
Unrealized gain (loss) from marketable equity securities	5,000	44,069
Equity in earnings (loss) of investments	11,748	25,071
Loss on sale of fixed asset	-	(713)
Interest income	-	3,628
Interest expense	(14,846)	(6,665)
Total other income (expense)	1,902	91,507
Net loss	(918,184)	(66,154)
Other comprehensive earnings (loss):
Unrealized gain (loss) on available-for-sale securities	(663,572)	268,251
Net comprehensive earnings (loss)	$(1,581,756)	$202,097

Net loss per share, basic and diluted	$(1.02)	$(0.08)
Weighted average shares outstanding	899,338	788,203

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(918,184)	$(66,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized (gain) loss of marketable securities	(5,000)	(44,069)
Gain on sale of investments	-	(26,117)
Depreciation	8,581	6,241
Common stock issued for services	7,993	-
Consulting and other services rendered for investment securities	-	(553,601)
Loss on sale of fixed asset	-	713
Equity in (earnings) loss of investments	(11,748)	(25,071)
Asset impairment	137,730	-
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(4,462)	20,522
(Increase) decrease in prepaid expenses and other assets	14,250	13,520
(Increase) decrease in deferred acquisition costs	(279,050)	-
Increase (decrease) in accounts payable and accrued expenses	129,137	11,845
Increase (decrease) in deferred revenue	(128,555)	257,111
Net cash used in operating activities	(1,049,308)	(405,060)
Cash flows from investing activities
Purchase of fixed assets	(1,822)	(4,603)
Purchase of investments	(120,000)	(15,444)
Distributions from equity investments	34,500	34,500
Proceeds from sale of investments	-	177,656
Proceeds from sale of fixed asset	-	270
Net cash provided by (used in) operating activities	(87,322)	192,379
Cash flows from financing activities
Proceeds from sale of common stock	784,701	450,000
Loan repayment	-	(150,704)
Cash overdraft	(25,736)	-
Loan proceeds	378,228	-
Net cash provided by financing activities	1,137,193	299,296
Net increase (decrease) in cash and cash equivalents	563	86,615
Cash and cash equivalents, beginning of period	183	124,311
Cash and cash equivalents, end of period	$746	$210,926

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$6,594	$6,764
Income taxes	-	-
Non-cash investing and financing activities:
Rescission of investment purchased with a note	$70,000	$-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1:	Nature of Business and Significant Accounting Policies

(1)
Organization - The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiary Chanticleer Advisors LLC (“Advisors”) (collectively the “Company”, “we”, or “us”). All significant intercompany balances and transactions have been eliminated in consolidation. Holdings was organized October 21, 1999, under the laws of the State of Delaware. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

(2)
Shareholder Actions - The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Delaware General Corporation Law Section 228, have approved: (i) the withdrawal of the Company’s election to be treated as a BDC under the 1940 Act and (ii) the reverse split of the Company’s issued and outstanding common stock at a ratio of 1:10.

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

(4)
Financial Statement Reporting - As noted in (2) above, the Company filed Form N-54c with the SEC on July 21, 2008 indicating the withdrawal of its election to be treated as a BDC under the 1940 Act, which resulted in a change in its method of accounting. BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to value their investments at fair value as opposed to historical cost. In addition, entities in which the Company owns a majority are not consolidated; rather the investments in these entities are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair market value. Our investments will be accounted for as either available for sale securities, at amortized cost, or under the equity method. In addition, our statements will be consolidated with our wholly owned subsidiary.

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

(5)	Investments -Investments are classified into the following categories:

•	Trading securities reported at fair value with unrealized gains and loses included in earnings;
•	Available-for-sale securities reported at fair value with unrealized gains and losses, net of applicable deferred income taxes, reported in other comprehensive income;
•	Held-to-maturity securities and other investments reported at amortized cost; and
•	Investments using the equity method of accounting.

NOTE 2:	Change in Reporting Entity

From May 23, 2005 until July 21, 2008, the Company operated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, the Company was subject to different reporting requirements and methods of accounting for its investments. With the change back to being an operating company, the Company is no longer subject to the requirements of a BDC and the Company was required pursuant to SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the three months ended September 30, 2008 and 2007:

	Three months ended
	September 30,
	2008	2007

Net increase in net assets from operations	$-	$1,840,289
Fair value increases recorded for other investments	-	(1,359,557)
Fair value increases recorded for available-for-sale securities now included in other
comprehensive earnings (loss)	-	(363,451)
Equity in earnings (loss) of investments	-	(5,960)
Net loss of wholly-owned subsidiary not previously consolidated	-	(1,299)
Net earnings loss	(265,253)	110,022
Other comprehensive earnings (loss):
As originally reported	-	-
Unrealized gains (losses) on available-for-sale securities	(192,844)	363,451
Net comprehensive earnings (loss)	$(458,097)	$473,473

Net earnings (loss) per share, basic and diluted:
As originally reported	N/A	$2.28
Restated	$(0.28)	$0.14

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
	2008	2007

Net increase (decrease) in net assets from
operations (six months ended June 30, 2008 for 2008)	$(1,138,887)	$1,576,908
Fair value increases recorded for other investments	-	(1,359,557)
Fair value increases recorded for available-for-sale securities now included in other
comprehensive earnings (loss)	470,908	(268,251)
Equity in earnings (loss) of investments	39,518	(9,429)
Net loss of wholly-owned subsidiary not previously consolidated	(24,470)	(5,825)
Net loss for the three months ended September 30, 2008	(265,253)	-
Net loss	(918,184)	(66,154)
Other comprehensive earnings (loss):
As originally reported	-	-
Unrealized gains (losses) on available-for-sale securities
Nine months ended September 30, 2007	-	268,251
Three months ended September 30, 2008	(192,844)	-
Six months ended June 30, 2008	(470,908)	-
Net comprehensive earnings (loss)	$(1,581,936)	$202,097

Net earnings (loss) per share, basic and diluted:
As originally reported	N/A	$2.00
Restated	$(1.02)	$(0.08)

NOTE 3:	Investments

Investments are summarized as follows at September 30, 2008 and December 31, 2007:

	2008	2007
Marketable equity securities:
Cost	$-	$70,000
Unrealized loss	-	(5,000)
Total	-	65,000

Available for sale securities:
Cost	1,258,571	1,258,571
Unrealized loss	(905,756)	(242,004)
Total	352,815	1,016,567

Other investments:
Investments using the equity method:
Balance, beginning of period	1,410,482	1,420,566
Equity in earnings (loss)	(22,752)	(10,084)
Asset impairment	(137,730)	-
Balance, end of period	1,250,000	1,410,482
Investments at cost	499,860	499,860
Investment deposits	140,000	20,000
	$1,889,860	$1,930,342

NOTE 4:	Note Payable

The Company has a one-year line-of-credit with a bank in the amount of $500,000 which matures on March 3, 2009. The line-of-credit is guaranteed by the CEO of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan bears interest at 5.0% at September 30, 2008 and has a balance of $473,500. ($95,272 at December 31, 2007).

The Company had a one-year note with a company in the amount of $70,000 which would have matured on September 15, 2008, bearing interest at 4%. The loan was used to acquire 125,000 shares of HealthSport, Inc. common stock. Effective June 30, 2008, the seller and the Company rescinded the transaction. The Company returned the shares and the note payable was cancelled with no interest paid.

NOTE 5:	Stockholders’ Equity

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 946,376 and 833,122 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively. There are no warrants or options outstanding.

A reverse split of the Company’s issued and outstanding common stock at a ratio of 1:10 was effective on July 17, 2008, following approval by the majority of the Company’s shareholders. All share transactions have been restated to give effect to the reverse split.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 400,000 and 714,286 shares of its common stock at prices ranging between $7.00 and $12.50 per share. The offering was closed on February 11, 2008 with $650,000 received for 92,859 shares of common stock during the offering period.

On March 27, 2008, the Company filed a new Offering Circular under Regulation E to raise up to $4,500,000 by selling between 500,000 and 1,000,000 shares of its common stock at prices ranging between $4.50 and $9.00 per share. As of September 30, 2008, the Company had sold 83,532 shares for $584,700 pursuant to this 1-E. The 1-E was closed on July 18, 2008.

NOTE 6:	Related Party Transactions

Michael D. Pruitt, the Company’s Chief Executive Officer, is also CFO and the sole director of Syzygy Entertainment, Ltd.

On July 31, 2006, the Company formed Chanticleer Investors II, LLC (“Investors II”). Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

In January 2007, the Company formed Advisors as a wholly-owned subsidiary to manage Investors II, as well as other designated projects. Pursuant to Regulation S-X Rule 6, Advisors was not consolidated with the Company until July 21, 2008, when the Company withdrew its election to be treated as a BDC.

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

NOTE 7:	Commitments and Contingencies

PENDING ACQUISITIONS
Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close in the first quarter of 2009.

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

Chanticleer has an existing relationship with HOA through its position as the lead investor in a $5 million, 6% convertible three-year promissory note from the Estate of Robert Brooks, the former Chairman of HOA. This note is secured by and contains conversion options into 2% of Hooters of America outstanding stock. Chanticleer was also granted a right of first refusal and a right to match any equity financing proposed to, or sought by, HOA. Additionally, Chanticleer currently holds an Option Agreement with HOA to open Hooters franchises in the Republic of South Africa which is under development. The entire Hooters system, consisting of 433 restaurants in 28 countries, is currently celebrating its 25th anniversary with events on the 25th of each month and a grand pageant in Miami on July 23, 2008.

HI currently owns and operates 22 restaurants, which comprise the highest average unit gross sales within the Hooters system, and includes locations in and around Tampa, Florida, Chicago, Illinois and the Manhattan regions, including the original Hooters restaurant located in Clearwater, Florida. These are the operations of HI being acquired by Chanticleer.

Through September 30, 2008, the Company has recorded $279,050 in deferred acquisition costs related to the planned acquisition of HI.

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

The Company will create an operating company and combine Texas Wings with HI and its 22 Hooters restaurants, which the Company agreed to acquire in March 2008.

The Transaction is subject to a number of customary closing conditions and is anticipated to close during the first quarter of 2009, concurrently with the closing of the HI acquisition.

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

Current Status

The termination date for the Company’s pending acquisition of the stock of HI and certain of its related entities followed immediately by the subsequent acquisition of Texas Wings and certain of its related entities has passed. Although the sellers have not, to date, exercised their rights to terminate the agreements and the Company continues to seek to consummate these transactions, there is no assurance that the Company will be able to close the pending acquisitions.

In addition, the commitment letters from certain financial institutions to provide one or more related entities of the Company the $85,000,000 Senior Secured Credit have expired, primarily due to the inability of the Company to raise the necessary equity portion of the financing at acceptable terms in today’s financial environment. The Company continues to communicate with the financial institutions that agreed to provide the credit facility; however, there can be no assurance that the Company will be successful in obtaining any financing or that the terms of any credit facility in the future will be acceptable to the Company.

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

NOTE 8:	Liquidity and capital resources

At September 30, 2008 and December 31, 2007, the Company had current assets of $21,669 and $95,893; current liabilities of $632,343 and $349,268; and negative working capital of $610,674 and $253,375, respectively. The Company incurred a loss of $918,184 during the nine month period ended September 30, 2008. The Company receives quarterly cash inflow of $25,000 from management fees and $11,500 from investment distributions, but has quarterly cash outflow of approximately $190,000 estimated for the fourth quarter of 2008, with an estimate of approximately $130,000 per quarter for 2009, assuming the acquisitions discussed above are not completed.

The Company has requested its bank to increase its line of credit facility by $250,000 to $750,000 and expects this to be approved. The Company expects to have sufficient funding available from the line of credit until the projected first quarter of 2009 close of the acquisitions of HI and Texas Wings. Subsequent to the close, the overhead requirements will be covered by distributions from the operations of HI and Texas Wings.

If the increase in the line of credit facility is not approved, the Company expects to meet its short-term requirements in the fourth quarter of 2008 through the sale of one investment and liquidation of another investment to raise approximately $50,000 in cash and return of the advance made for the development rights of Hooters restaurants in Nevada in the amount of $120,000. These actions, together with management income, the distribution from one investment and existing cash are expected to leave the Company with approximately $44,000 at December 31, 2008.

In the event the acquisitions do not close, the Company expects to fund its reduced overhead of approximately $130,000 per quarter from management income, distributions from its investments and a short-term loan of no more than $100,000 until May 2009, when the Company is scheduled to receive a distribution from an investment in the amount of approximately $1,275,000. At that time, the Company plans to repay the line of credit, any other short-term borrowings and have sufficient cash to cover all overhead requirements for at least another year while increasing the funds which Advisors manages.

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

On June 1, 2005, we filed a notification on Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) indicating our election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Under this election, we adopted corporate resolutions to operate as a closed-end management investment company as a BDC. We operated as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act and at all times conducted our business so as to retain our status as a BDC. We could not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

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

Liquidity and capital resources

At September 30, 2008, we had a working capital deficit of $610,674 as compared to $253,375 at December 31, 2007. Our working capital declined $357,299. The decline consisted primarily of the net loss for the period of $918,184 offset by our sales of common stock of $784,701

As discussed in more detail in Note 7 to the condensed consolidated financial statements, on March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer. The transaction is valued at approximately $55.1 million and is anticipated to close in the first quarter of 2009.

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

The Company will create one operating company and combine Texas Wings with HI and its 22 Hooters restaurants, which the Company agreed to acquire in March 2008. Texas Wings is one of the strongest franchises in the Hooters restaurant system and when combined with HI, which was the original creator of the Hooters concept, are expected to become the standard bearer for the Hooters brand.

The Transaction is subject to a number of customary closing conditions and is anticipated to close during the first quarter of 2009, concurrently with the closing of the HI acquisition.

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

On April 1, 2008, the Company advanced $120,000 to Tyler NV, Inc. for the initial required deposit to Hooters of America for development rights within the state of Nevada for Hooters restaurants. In the event the Company closes with HI, the combined companies would expect to provide the additional financing needed to open new Hooters restaurants in Nevada and would likely acquire all of or a majority of Tyler NV, Inc. If the transaction with HI does not close, the Company has discussed partnering with HI to develop and fund Hooters restaurants in Nevada. Should the Company not partner with HI and HI elects to move forward to develop Nevada, it is expected that HI would cause repayment of the $120,000 to the Company as a part of any agreement HI would reach to fund the development of Hooters restaurants in Nevada.

On April 12, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to raise up to $5,000,000 by selling between 400,000 and 714,286 shares of its common stock at prices ranging between $7.00 and $12.50 per share. The offering was closed on February 11, 2008 with $650,000 received for 92,859 shares of common stock during the offering period.

On March 27, 2008, the Company filed a new Offering Circular under Regulation E to raise up to $4,500,000 by selling between 500,000 and 1,000,000 shares of its common stock at prices ranging between $4.50 and $9.00 per share. As of September 30, 2008, the Company had sold 83,532 shares for $584,700 pursuant to this 1-E. The Company closed the 1-E on July 18, 2008.

Comparison of three months ended September 30, 2008 and 2007

Revenues amounted to $25,000 in the three months ended September 30, 2008, as compared to $192,935 in the year earlier period. The decline was due to the decrease in management income of $167,935. In the 2007 period, the Company received investments for services performed. The Company did not receive any similar compensation in 2008.

General and administrative expense amounted to $294,901 in the 2008 quarter as compared to $166,591 in the 2007 quarter. The principal increases were professional fees of $22,041, payroll of $65,351 and franchise taxes of $20,956. The professional fees and payroll increases are primarily related to the pending acquisitions and related financing.

The principal item of other income (expense) in 2007 was the unrealized gain from marketable equity securities of $71,619. All marketable equity securities had been disposed of by the second quarter of 2008.

Comparison of nine months ended September 30, 2008 and 2007

Revenues amounted to $203,555 in the nine months ended September 30, 2008, as compared to $371,490 in the comparable 2007 period. In the 2007 period the Company recognized revenue from the receipt of investments for management services rendered in the amount of $167,935 more than was recorded in 2008.

General and administrative expenses amounted to $985,911 in the nine months ended September 30, 2008, as compared to $529,151 in the same 2007 period. The more significant increases were $190,614 in professional fees and contract services and $131,299 in payroll. Most of these increases are primarily related to the pending acquisitions and related financing.

Other income and expense amounted to a net income of $1,902 in 2008 as compared to net income of $91,507 in 2007. Most of the decline is due to a reduction in realized and unrealized gains on marketable securities, all of which had been disposed of by the second quarter of 2008.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 3,500 shares of its common stock for $24,500 in cash, pursuant to its Form 1-E offering during the three months ended September 30, 2008. In August 2008, after the Company ceased being a BDC, the Company issued 1,150 shares for professional services.

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

CHANTICLEER HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and Chief Financial Officer