Form 10-K
period 2008-12-31
Chanticleer Holdings, Inc.
filed 2009-03-06
CIK 1106838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number    000-29507

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

The Rotunda, 4201 Congress Street, Suite 145, Charlotte, NC  28209
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:                    (704) 366-5122

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
Large accelerate filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($7.00 per share) (588,655 of 941,726 shares): $4,120,585 as of June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 946,376 shares of common stock outstanding as of February 10, 2009.

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

GENERAL DEVELOPMENT OF BUSINESS
Chanticleer Holdings, Inc. (the “Company,” “we,” “us” or “Chanticleer”) filed an election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”) on May 23, 2005. In connection with this election, we adopted corporate resolutions and operated as a closed-end, non-diversified management investment company and as a business development company (a “BDC”) until this election was revoked, as described below.

On April 18, 2006, we formed Chanticleer Investors LLC (“Investors LLC”) and sold units for $5,000,000, of which we own $1,150,000 (23%) as of December 31, 2008.  Investors LLC’s principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“Hooters”), collateralized by and convertible into 2% of Hooters common stock.  One-third of the interest is paid to us as a management fee and we share pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

On July 31, 2006, we formed Chanticleer Investors II, LLC (“Investors II”).  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

In January 2007, we formed Chanticleer Advisors, LLC (“Advisors”), as a wholly owned subsidiary to manage Investors II as well as other investments.  (For additional information, see www.chanticleeradvisors.com.)

On July 21, 2008, we filed Form N-54C with the Securities and Exchange Commission (“SEC”) to notify the SEC of the withdrawal of our previous election to be regulated as a BDC under applicable provisions of the 1940 Act.  After careful consideration of the 1940 Act requirements applicable to BDCs, evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the costs associated with complying with the 1940 Act and a thorough assessment of potential alternative business models, our Board of Directors determined that continuation as a BDC was not in the best interests of the Company or our stockholders.  With the approval of more than a majority of the voting power of our common stock, we proceeded to file Form N-54C and thereby revoking our BDC status.

Pursuant to Regulation S-X, Rule 6, the Company operated on a non-consolidated basis until July 21, 2008.  Operations of the portfolio companies were reported at the portfolio company level and only the appreciation or impairment of these investments was included in the Company’s financial statements.  Subsequent to July 21, 2008, as noted above, we ceased operating as a BDC and prepared consolidated financial statements with our wholly owned subsidiary.

NARRATIVE DESCRIPTION OF BUSINESS

NEW BUSINESS MODEL

We intend to pursue a business model whereby we acquire majority ownership in restaurant-related companies, principally the Hooters brand and concept.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an “investment company” subject to regulation under the 1940 Act.  Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities.  In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

On December 24, 2008, Avenel Ventures LLC (“Ventures”) was formed as a wholly owned subsidiary of Chanticleer.  Ventures has entered into consulting agreements with two clients and will receive common stock from the clients for its business management and consulting services.  The Company expects to continue to expand this area of the business.

On February 19, 2009, Avenel Financial Services, LLC (“Financial”) was formed as a wholly owned subsidiary of Chanticleer.  Financial was organized to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  Initial services will include captive insurance, CHIRA and trust services.

PENDING ACQUISITIONS
Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million and could close in the second quarter of 2009.

The closing of the transaction is subject to Chanticleer raising the necessary debt and equity financing to complete the acquisition.  Chanticleer has retained an investment banking firm to assist in securing the equity capital necessary to close the proposed transaction.  Chanticleer has completed all other conditions and is in process of raising the necessary debt and equity financing to complete the transaction.  (See current status below).

HI was founded in 1983 and was the creator of the Hooters brand and concept.  In 1984, HI licensed Neighborhood Restaurants of America, n/k/a Hooters of America, Inc. (“HOA”), owned by a separate group of shareholders, to be its exclusive licensee in the development and expansion of its restaurant business.  In 2001 HI sold the Hooters trademarks and other related proprietary rights to HOA.  HI continues to own certain rights including a perpetual irrevocable license agreement with greatly reduced royalties, to operate its restaurants in its retained territories and, most importantly, to acquire franchisees within the Hooters system.  These rights will be acquired by Chanticleer as a part of the transaction.

Chanticleer has an existing relationship with HOA through its position as the lead investor in a $5 million, 6% convertible three-year promissory note from the Estate of Robert Brooks, the former Chairman of HOA.  This note is secured by and contains conversion options into 2% of HOA’s outstanding stock.  Chanticleer was also granted a right of first refusal and a right to match any equity financing proposed to, or sought by, HOA.  Additionally, Chanticleer currently holds an Option Agreement with HOA to open Hooters franchises in the Republic of South Africa which is under development.

HI currently owns and operates 22 restaurants, which comprise the highest average unit gross sales within the Hooters system, and includes locations in and around Tampa, Florida, Chicago, Illinois and the Manhattan regions, including the original Hooters restaurant located in Clearwater, Florida.  These are the operations of HI being acquired by Chanticleer.

Through December 31, 2008, the Company has recorded $279,050 in deferred acquisition costs related to the planned acquisition of HI.

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

Chanticleer will create an operating company and combine Texas Wings with HI and its 22 Hooters restaurants, which the Company agreed to acquire in March 2008.

The Transaction is subject to a number of customary closing conditions and could close during the second quarter of 2009, concurrently with the closing of the HI acquisition.  (See current status below).

Current Status

The termination date for the Company’s pending acquisition of the stock of HI and certain of its related entities followed immediately by the subsequent acquisition of Texas Wings and certain of its related entities has passed.  To date the sellers have not exercised their rights to terminate the agreements and the Company continues to pursue consummation of these transactions.  There is no assurance that the Company will be able to close the pending acquisitions.

In addition, the commitment letters from certain financial institutions to provide one or more related entities of the Company the $85,000,000 Senior Secured Credit have expired, primarily due to the inability of the Company to raise the necessary equity portion of the financing at acceptable terms in today’s financial environment.  The Company continues to communicate with the financial institutions that agreed to provide the credit facility, as well as others; however, there can be no assurance that the Company will be successful in obtaining any financing or that the terms of any credit facility in the future will be acceptable to the Company.

EMPLOYEES

At December 31, 2008 and 2007, we had 4 full-time employees.

Our employees are not represented by a labor union.  We have experienced no work stoppage and believe that our employee relationships are good.

OPERATION AS A BDC

Under our election to be governed as a BDC under the 1940 Act, we engaged in the business of providing investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments.  In addition, we provided professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.  When regulated as a BDC under the 1940 Act, we operated as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.  We could not cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding and voting stock as defined under the 1940 Act.

As a BDC, we were required to invest at least 70% of our total assets in qualifying assets, which, generally, are securities of companies that are not investment companies and that:

•	do not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list;
•	are actively controlled by a BDC and have an affiliate of a BDC on their board of directors; or
•	meet such other criteria as may be established by the SEC.

Qualifying assets also include cash, cash equivalents, U.S. Government securities and high-quality debt investments maturing within one year or less from the date of investment.  We also were required to offer to provide significant managerial assistance to our qualifying portfolio companies.  We could invest the remaining 30% of our total assets in non-qualifying assets, including debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	PROPERTIES

On February 22, 2007, we entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008.  Our allocated share of the space is 2,000 square feet and our monthly base rent is $3,980 in 2008.  Our lease is continuing on a month-to-month basis.

Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. However, from time to time, we may be a party to certain legal proceedings in the ordinary course of business.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

On May 16, 2008, stockholders representing more than a majority of the voting power of the Company, acting by written consent, approved and authorized our Board of Directors to withdraw the Company’s election to be treated as a BDC under the 1940 Act by filing Form N-54C with the SEC.  The Company filed its preliminary information statement on Schedule 14C on May 23, 2008, its amended preliminary information statement on Schedule 14C on June 18, 2008 and the definitive information statement on Schedule 14C on June 20, 2008 with the SEC.  The information statement was provided on behalf of our Board of Directors to record holders of shares of our common stock as of the close of business on the record date of May 14, 2008 to provide them with notice that our Board of Directors had recommended revoking of BDC status and a one-for-ten reverse stock split and that stockholders representing more than a majority of our voting power had approved the transactions by written consent.

Part II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and currently trades under the symbol "CCLR".

The market closing, high and low prices during each quarter for the two years ended December 31, 2008, are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

March 31, 2007	$10.00	$11.00	$8.50
June 30, 2007	8.00	10.00	8.00
September 30, 2007	9.90	10.00	9.00
December 31, 2007	5.20	7.50	5.10

March 31, 2008	6.50	8.00	5.40
June 30, 2008	7.00	7.00	5.10
September 30, 2008	7.00	7.00	5.75
December 31, 2008	5.75	7.00	5.50

Number of Shareholders and Total Outstanding Shares

As of February 10, 2009, there were 946,376 shares of common stock issued and outstanding, held by approximately 46 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.  No shares were sold in the fourth quarter of 2008.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchase transactions to report for our fiscal year ended December 31, 2008.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Analysis of Business

We intend to pursue a business model whereby we acquire majority ownership in restaurant-related companies, principally the Hooters brand and concept.

Under our new business model, we will at all times conduct our activities in such a way that we will not be deemed an “investment company” subject to regulation under the 1940 Act.  Thus, we will not hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities.  In addition, we will conduct our business in such a manner as to ensure that we will at no time own or propose to acquire investment securities having a value exceeding 40% of our total assets at any one time.

While operating as a BDC, the Company provided equity and debt investment capital to fund growth, acquisitions and recapitalizations of small market companies in the United States.

See Item 1, pages 5-7 for a discussion of our planned acquisition of Hooters, Inc. and Texas Wings.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 and 2007, the Company had current assets of $23,556 and $95,893; current liabilities of $686,125 and $349,268; and negative working capital of $662,569 and $253,375, respectively.  The Company incurred a loss of $1,088,588 during the year ended December 31, 2008.  The Company receives quarterly cash inflow of $25,000 from management fees and $11,500 from investment distributions, but expects quarterly cash outflow of approximately $130,000 per quarter for 2009, assuming the acquisitions previously discussed are not completed.

The Company expects to meet its short-term requirements through the liquidation of one investment to raise approximately $42,000 in cash; return of the advance made for the development rights of Hooters restaurants in Nevada in the remaining amount of $70,000; and loans from its CEO in the amount of $50,000.

The Company expects to have sufficient funding available from these sources until the possible second quarter of 2009 close of the acquisitions of HI and Texas Wings.  Subsequent to the close, the overhead requirements would be covered by distributions from the operations of HI and Texas Wings.

In the event the acquisitions do not close, the Company expects to have sufficient funds available to meet its requirements until May 2009, when the Company is scheduled to receive a distribution from an investment in the amount of approximately $1,275,000.  At that time, the Company plans to repay the line of credit, any other short-term borrowings and have sufficient cash to cover all overhead requirements for at least another year while increasing the funds which Advisors manages.

RESULTS OF OPERATIONS

Revenue

Revenue amounted to $234,055 in 2008 and $531,247 in 2007.  Cash revenues were $105,500 in 2008 and $100,000 in 2007.  Non-cash revenues from management fees include $128,555 in 2008 and include $431,247 in 2007 which was recognized from the receipt of securities for our services.  The majority of our cash revenues are management fees from Investors LLC.  Investors LLC has one principal asset, a $5,000,000 convertible note with HOA, which is scheduled to be repaid in May 2009.

General and Administrative Expense (“G&A”)

G&A amounted to $1,131,830 in 2008 and $819,361 in 2007.  The more significant components of G&A are summarized as follows:

	2008	2007

Professional fees	$275,456	$199,113
Payroll	374,435	238,877
Travel and entertainment	106,203	112,911
Accounting and auditing	76,100	66,150
Other G&A	299,636	202,310
	$1,131,830	$819,361

The majority of the increase in professional fees, travel and entertainment and accounting and auditing are a result of the planned acquisition of HI and Texas Wings.  Other G&A costs increased primarily for the same reason.

In 2007, the CEO initially began receiving a salary and was paid $41,917 and in 2008 was paid $136,148.  The remainder of the increase in 2008 is primarily a result of hiring an in-house accountant.

If the acquisition of HI and Texas Wings is completed the G&A costs would remain about the same level as in 2008 plus increased audit fees and would be funded by management fees from the operating subsidiaries.  If the acquisition is not completed, the G&A costs are expected to decline to approximately $520,000.

Asset Impairment

We recorded an impairment loss of $52,216 on our investment in two gas wells, primarily due to a reduction in gas prices from which the estimated future cash flow was calculated.

Equity in Earnings (Losses) of Investments

Equity in earnings of investments includes our share of earnings (losses) from investments in which we own at least 20% and are being accounted for using the equity method.

Unrealized Gains (Losses) of Marketable Equity Securities

These amounts represent the unrealized gains and losses recorded for our marketable equity securities.  The remainder of these securities were sold in 2008.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in marketable equity securities in 2007.

Interest Expense

Interest expense increased in 2008 from 2007 primarily due to the need to borrow funds commencing in 2007 for due diligence and fund raising efforts associated with the potential acquisitions of HI and Texas Wings.

Unrealized Gain (Loss) on Available-For-Sale Securities

The Company has certain equity securities which are classified as available-for-sale securities.  The unrealized gains and losses from available-for-sale securities are recorded as a separate element of stockholders’ equity in other accumulated comprehensive loss and are not included in operations until realized.

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

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of SFAS 60”.  SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133.”  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS 141 (revised 2007). The Company will adopt this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued SFAS 141 (revised 2007), “Business Combinations.”  This Statement replaces SFAS 141, “Business Combinations,” but retains the fundamental requirements in SFAS 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS 160.  The Company will adopt this statement beginning January 1, 2009. This statement will not have an impact on the Company’s financial position, results of operations or cash flows.

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

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.  Our valuation process is intended to provide a consistent basis for determining the fair value of our available-for-sale investments.  We will record unrealized loss on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful.  We will record unrealized gain if we believe that the underlying security has appreciated in value.

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received.  These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  An impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost below its carrying amount is determined to be other than temporary.  In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARY

CREASON & ASSOCIATES, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, Oklahoma  74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Stockholders
Chanticleer Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company revoked its status as a business development company and is now an operating company, which resulted in a change in reporting entity.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chanticleer Holdings, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Chanticleer Holdings, Inc. and Subsidiary will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Chanticleer Holdings, Inc. has two planned acquisitions which require substantial financing.  However, there can be no assurance that the Company will be able to obtain sufficient funding to conduct its business plan or if the acquisitions are completed will have sufficient revenues to fund its operations and commitments.  These conditions raise substantial doubt about Chanticleer Holdings, Inc. and Subsidiary’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/Creason & Associates, P.L.L.C.
Tulsa, Oklahoma
March 2, 2009

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,151	$183
Due from affiliate	5,150	11,150
Marketable securities	-	65,000
Prepaid expenses	4,255	19,560
Total current assets	23,556	95,893
Property and equipment, net	36,161	45,537
Investments at fair value	108,545	1,016,566
Other investments, principally accounted for under the equity
method	1,773,969	1,930,343
Deferred acquisition costs	279,050	-
Deposits and other assets	3,980	3,980
TOTAL ASSETS	$2,225,261	$3,092,319

LIABILITIES
Notes payable	$500,000	$165,272
Accounts payable	178,325	25,555
Accrued expenses	500	4,150
Due to related party	7,300	-
Deferred revenue	-	128,555
Bank overdraft	-	25,736
TOTAL LIABILITIES	686,125	349,268
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock: $0.0001 par value; authorized 200,000,000 shares;
issued and outstanding 946,376 shares and 833,232 shares at
December 31, 2008 and 2007, respectively	946	833
Additional paid in capital	4,642,347	3,849,767
Accumulated other comprehensive loss	(1,150,025)	(242,005)
Accumulated deficit	(1,954,132)	(865,544)
	1,539,136	2,743,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,225,261	$3,092,319

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenue:
Management fee income
Non-affiliates	$-	$39,380
Affiliates	234,055	491,867
Total revenue	234,055	531,247
Expenses:
General and administrative expense	1,131,830	819,361
Asset impariment	52,216	-
Total expenses	1,184,046	819,361
Earnings (loss) from operations	(949,991)	(288,114)
Other income (expense)
Equity in earnings (losses) of investments	(123,111)	35,916
Realized gains from sales of investments	-	24,696
Unrealized gains (losses) of marketable equity securities	5,000	(43,000)
Interest expense	(20,486)	(10,933)
Interest income		3,629
Loss on sale of fixed asset	-	(713)
Total other income (expense)	(138,597)	9,595
Net loss before income taxes	(1,088,588)	(278,519)
Provision for income taxes	-	-
Net loss	(1,088,588)	(278,519)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(908,020)	(315,602)
Net comprehensive loss	$(1,996,608)	$(594,121)

Net earnings (loss) per share, basic and diluted	$(1.19)	$(0.35)
Weighted average shares outstanding	911,162	799,553

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2008 and 2007

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Accumulated
	Shares	Par	Capital	(Loss)	Deficit	Total

Balance, December 31, 2006	768,946	$769	$2,799,831	$73,597	$(587,025)	$2,287,172
Common stock issued for
cash proceeds	64,286	64	449,936	-	-	450,000
Investment contributed by
shareholder	-	-	600,000	-	-	600,000
Net changes in available-for-
sale securities	-	-	-	(315,602)	-	(315,602)
Net loss	-	-	-	-	(278,519)	(278,519)
Balance, December 31, 2007	833,232	833	3,849,767	(242,005)	(865,544)	2,743,051
Common stock issued for:
Cash proceeds	111,994	112	784,588	-	-	784,700
Services	1,150	1	7,992	-	-	7,993
Net changes in available-for-
sale securities	-	-	-	(908,020)	-	(908,020)
Net loss	-	-	-	-	(1,088,588)	(1,088,588)
Balance, December 31, 2008	946,376	$946	$4,642,347	$(1,150,025)	$(1,954,132)	$1,539,136

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(1,088,588)	$(278,519)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in unrealized appreciation of investments	(5,000)	43,000
Consulting and other services rendered in exchange for
investment securities	-	(553,600)
Depreciation	11,198	8,860
Equity in earnings (losses) of investments	123,111	(35,916)
Asset impairment	52,216	-
Common stock issued for services	7,993	-
(Gain) loss on sale of investments	-	(24,696)
Loss on sale of fixed assets	-	713
Decrease in amounts due from affiliate	6,000	20,331
(Increase) decrease in prepaid expenses and other assets	15,306	(1,212)
Increase in accounts payable and accrued expenses	149,120	16,750
Increase (decrease) in deferred revenue	(128,555)	128,555
Net cash used in operating activities	(857,199)	(675,734)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	270
Proceeds from sale of investments	50,000	181,166
Investment distribution	51,047	46,000
Purchase of investments	(120,000)	(74,043)
Purchase of fixed assets	(1,822)	(22,091)
Deferred acquisition costs	(279,050)	-
Net cash provided (used) by investing activities	(299,825)	131,302

Cash flows from financing activities:
Proceeds from sale of common stock	784,700	450,000
Loan proceeds	404,728	95,272
Advance from related party	7,300	-
Loan repayment	-	(150,704)
Bank overdraft	(25,736)	25,736
Net cash provided by financing activities	1,170,992	420,304
Net increase (decrease) in cash and cash equivalents	13,968	(124,128)
Cash and cash equivalents, beginning of year	183	124,311
Cash and cash equivalents, end of year	$14,151	$183

(Continued)
See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2008 and 2007

	2008	2007

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$20,850	$10,233
Income taxes	-	-

Non-cash investing and financing activities:
Rescind acquisition of investment for note payable	$70,000	$-
Investment contributed by shareholder	-	600,000
Exchange of note payable for investment	-	70,000
Reclassification of deposit as investment	-	20,000

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

ORGANIZATION

Chanticleer Holdings, Inc. (the “Company”) was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware.  The Company previously had limited operations and in accordance with Statement of Financial Accounting Standards (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises” was considered a development stage company until July 2005.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its wholly owned subsidiary, Chanticleer Advisors, LLC, (“Advisors”) collectively referred to as “the Company,” “we,” “us,” or “the Companies”. All significant inter-company balances and transactions have been eliminated in consolidation.

On April 18, 2006, the Company formed Chanticleer Investors LLC (“Investors LLC”) and sold units for $5,000,000, of which the Company owns $1,150,000 (23%) as of December 31, 2008.  Investors LLC’s principal asset is a 6%, convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“Hooters”), collateralized by and convertible into 2% of Hooters common stock.  One-third of the interest is paid to the Company as a management fee and the Company shares pro-rata with the other investors in the remaining 4% interest, which is distributed to the investors quarterly.

On July 31, 2006, the Company formed Chanticleer Investors II, LLC (“Investors II”).  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.  In January 2007, the Company formed Advisors, as a wholly owned subsidiary to manage Investors II as well as the Company’s other investments.

INVESTMENT COMPANY

On May 23, 2005, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission (the “SEC”) indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).  In connection with this election, the Company adopted corporate resolutions and operated as a closed-end management investment company as a business development company (a “BDC”).  Under this election, the Company was organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments.  In addition, the Company provided professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.  The Company decided to be regulated as a business development company under the 1940 Act, and operated as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.  The Company could not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

On July 21, 2008, the Company filed Form N-54C with the SEC to notify the SEC of the withdrawal of its previous election to be regulated as a BDC under applicable provisions of the 1940 Act.  After careful consideration of the 1940 Act requirements applicable to BDCs, evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the costs associated with complying with the 1940 Act and a thorough assessment of potential alternative business models, the Company’s Board of Directors determined that continuation as a BDC was not in the best interests of the Company or its stockholders.  With the approval of more than a majority of the voting power of its common stock, the Company proceeded to file Form N-54C and thereby revoked its BDC status.

GOING CONCERN

At December 31, 2008 and 2007, the Company had current assets of $23,556 and $95,893; current liabilities of $686,125 and $349,268; and negative working capital of $662,569 and $253,375, respectively.  The Company incurred a loss of $1,088,588 during the year ended December 31, 2008.  The Company receives quarterly cash inflow of $25,000 from management fees and $11,500 from investment distributions, but expects quarterly cash outflow of approximately $130,000 per quarter for 2009, assuming the acquisitions discussed in Note 11 are not completed.

The Company expects to meet its short-term requirements through the liquidation of one investment to raise approximately $42,000 in cash; return of the advance made for the development rights of Hooters restaurants in Nevada in the remaining amount of $70,000; and loans from its CEO in the amount of $50,000.

The Company expects to have sufficient funding available from these sources until the possible second quarter of 2009 close of the acquisitions of HI and Texas Wings.  Subsequent to the close, the overhead requirements would be covered by distributions from the operations of HI and Texas Wings.

In the event the acquisitions do not close, the Company expects to have sufficient funds available to meet its requirements until May 2009, when the Company is scheduled to receive a distribution from an investment in the amount of approximately $1,275,000.  At that time, the Company plans to repay the line of credit, any other short-term borrowings and have sufficient cash to cover all overhead requirements for at least another year while increasing the funds which Advisors manages.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

REVENUE RECOGNITION

The Company’s current sources of revenue include management fees and equity in earnings (losses) of its investments.  The Company also earns additional revenue for management and other technical services provided to certain of its investments.  Payment for management services may be in the form of unregistered shares of common stock of the company, which are recorded based on the fair value determination of our Board of Directors.

MARKETABLE EQUITY SECURITIES

The Company’s investments are comprised of marketable equity securities which are classified as available-for-sale and are carried at fair value.  Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets.  Unrealized gains and losses, net of tax, are reported in other comprehensive income as a separate component of shareholders’ equity.  Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments.

Investments identified by the Company as being potentially impaired are subject to further analysis to determine if the impairment is other than temporary.  Other than temporary declines in market value from original costs are charged to investment and other income, net, in the period in which the loss occurs.  In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment.  The Company and its investment advisors used analyst reports, credit ratings or other items as part of its review.

OTHER INVESTMENTS

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received.  These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  An impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost below its carrying amount is determined to be other than temporary.  In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

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

FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2008 and 2007.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

INCOME TAXES

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.”  Under SFAS 109, deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.”  The Company adopted SFAS 123R in the 1st quarter of 2006.  Thus, the Company’s financial statements would reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

As of December 31, 2008 and 2007, there were no options outstanding.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are calculated under the provisions of SFAS 128, “Earnings per Share” requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At December 31, 2008 and 2007, there are no exercisable common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

COMPREHENSIVE INCOME

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented.

CONCENTRATION OF CREDIT RISK

Cash is maintained at financial institutions, which at times, may exceed the FDIC insurance limit.

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

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of SFAS 60”.  SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS 133.”  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related SFAS 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued SFAS 141 (revised 2007), “Business Combinations.”  This statement replaces SFAS 141, “Business Combinations,” but retains the fundamental requirements in SFAS 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS 160.  The Company will adopt this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

3.	CHANGE IN REPORTING ENTITY

From May 23, 2005 until July 21, 2008, the Company operated as a BDC under the 1940 Act.  As such, the Company was subject to different reporting requirements and methods of accounting for its investments.  With the reversion to an operating company, the Company is no longer subject to the requirements of a BDC and the Company was required pursuant to SFAS 154, “Accounting Changes and Error Corrections” to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the three years ended December 31, 2008 and 2007:

	2008	2007

Net increase in net assets from operations	$-	$11,887
Fair value increases recorded for other
investments	-	(594,556)
Fair value increases recorded for available-
for-sale securities now included in other
comprehensive earnings (loss)	-	315,602
Equity in earnings (loss) of investments	-	(10,086)
Net loss of wholly-owned subsidiary not
previously consolidated	-	(1,366)
Net loss	(1,088,588)	(278,519)
Other comprehensive income (loss):
As originally reported	-	-
Unrealized gains (losses) on available-for-
sale securities	(908,020)	(315,602)
Net comprehensive income (loss)	$(1,996,608)	$(594,121)

Net earnings (loss) per share, basic and diluted:
As originally reported	N/A	$0.01
Restated	$(1.19)	$(0.35)

4.	Investments

Investments are summarized as follows at December 31, 2008 and 2007:

	2008	2007
Marketable equity securities:
Cost	$-	$70,000
Unrealized loss	-	(5,000)
Total	-	65,000

Available for sale securities:
Cost	1,258,571	1,258,571
Unrealized loss	(1,150,026)	(242,004)
Total	108,545	1,016,567

Other investments:
Investments using the equity method:
Balance, beginning of year	1,410,482	1,420,566
Equity in earnings (loss)	(123,111)	35,916
Distributions received	(46,000)	(46,000)
Balance, end of year	1,241,371	1,410,482
Investments at cost	442,598	499,860
Investment deposits	90,000	20,000
	$1,773,969	$1,930,342

Equity investments consist of the following at December 31, 2008 and 2007:

	2008	2007
Carrying value:
Chanticleer Investors, LLC (23%)	$1,150,000	$1,150,000
First Choice Mortgage (33 1/3%) (a)	41,371	210,482
Confluence Partners, LLC (50%)	50,000	50,000
	$1,241,371	$1,410,482
Equity in earnings (loss):
Chanticleer Investors, LLC	$46,000	$46,000
First Choice Mortgage	(169,111)	(10,084)
	$(123,111)	$35,916
Distributions:
Chanticleer Investors, LLC	$46,000	$46,000

Undistributed losses included in accumulated deficit	$(208,629)	$(39,518)

(a) liquidated in January 2009.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007

Office and computer equipment	$25,488	$23,666
Furniture and fixtures	39,607	39,607
	65,095	63,273
Accumulated depreciation	(28,934)	(17,736)
	$36,161	$45,537

6.	NOTES PAYABLE

At December 31, 2008 and 2007, the Company had notes payable as follows:

The Company has a line-of-credit with a bank in the amount of $500,000 which matures on June 3, 2009. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan bears interest at 4% per annum at December 31, 2008.	$500,000	$95,272

The Company had a one-year note with a company which was due September 15, 2008. The loan bears interest at 4% and was used to acquire an investment. The transaction was rescinded on June 30, 2008.	-	70,000
	$500,000	$165,272

7.	INCOME TAXES

During the years ended December 31, 2008 and 2007, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2008	2007

Computed "expected" income tax expense
(benefit)	$(370,100)	$(94,700)
State income taxes, net of federal benefit	(43,500)	(11,100)
Travel, entertainment and other	7,400	(800)
Valuation allowance	406,200	106,600
Income tax expense (benefit)	$-	$-

Significant components of net deferred income tax assets are as follows:

	2008	2007

Investments	$75,300	$93,100
Net operating loss carryforwards	(786,000)	(397,600)
Capital loss carryforwards	(18,600)	(18,600)
Total deferred tax assets	(729,300)	(323,100)
Valuation allowance	729,300	323,100
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $2,067,000, which will expire at various dates beginning in 2024 through 2028, if not utilized.  The Company has a capital loss carryforward of $49,000 which expires in 2010 if not utilized.  The book cost of investments exceeds their tax basis by approximately $198,000.

8.	STOCKHOLDERS’ EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 946,376 and 833,232 shares issued and outstanding at December 31, 2008 and 2007, respectively.  There are no warrants or options outstanding.

2008 Transactions

During the year ended December 31, 2008, the Company sold 111,994 shares of its common stock pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds in the amount of $784,700 and issued 1,150 shares for services valued at $7,993.

2007 Transactions

During the year ended December 31, 2007, the Company sold 64,286 shares of its common stock pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds in the amount of $450,000.

9.	RELATED PARTY TRANSACTIONS

Michael D. Pruitt, the Company’s Chief Executive Officer, is also a Director of Syzygy Entertainment, Ltd. (SYZG).

The Company received a non-interest bearing advance in the amount of $7,300 from a company partly owned by Mr. Pruitt in December 2008.

During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed.  Mr. Pruitt will not receive additional compensation as a result of the transfers.

On July 31, 2006, the Company formed Investors II.  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

In January 2007, the Company formed Advisors as a wholly-owned subsidiary to manage Investors II, as well as other designated projects.

During the three months ended March 31, 2007, the Company sold its investment in two securities to Investors II for $21,775, which approximated market value on the transaction dates.  The Company realized a profit of $127 on the transactions.

On December 13, 2006, the Company completed the acquisition of a $50,000 investment in Investors LLC from Michael D. Pruitt, CEO, at its original cost and at the estimated market value at the time.  This increased the Company’s interest in Investors LLC from $1,100,000 (22%) to $1,150,000 (23%).  The Company recorded management fee income of $100,000 in 2008 and 2007 and $64,167 in 2006 from Investors LLC.

10.	COMMITMENTS AND CONTINGENCIES

On February 22, 2007, the Company entered into a lease agreement jointly with Five Oaks Capital Partners, LLC to lease a total of 5,041 square feet, commencing March 26, 2007 through December 31, 2008.  The Company’s allocated share of the space is 2,000 square feet and its monthly base rent is $3,980 in 2008.  Five Oaks Capital Partners, LLC is the managing member of EE Investors, LLC, in which the Company is an investor.  The Company’s lease is continuing on a month-to-month basis.

On November 21, 2006, the Company entered into an option agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  Negotiations are underway regarding a proposed development plan.

11.	HOOTERS, INC. AND TEXAS WINGS

PENDING ACQUISITIONS
Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million and could close in the second quarter of 2009.

The closing of the transaction is subject to Chanticleer raising the necessary debt and equity financing to complete the acquisition.  Chanticleer has retained an investment banking firm to assist in securing the equity capital necessary to close the proposed transaction.  Chanticleer has completed all other conditions and is in process of raising the necessary debt and equity financing to complete the transaction.  (See current status on page 36).

HI was founded in 1983 and was the creator of the Hooters brand and concept.  In 1984, HI licensed Neighborhood Restaurants of America, n/k/a Hooters of America, Inc. (“HOA”), owned by a separate group of shareholders, to be its exclusive licensee in the development and expansion of its restaurant business.  In 2001 HI sold the Hooters trademarks and other related proprietary rights to HOA.  HI continues to own certain rights including a perpetual irrevocable license agreement with greatly reduced royalties, to operate its restaurants in its retained territories and, most importantly, to acquire franchisees within the Hooters system.  These rights will be acquired by Chanticleer as a part of the transaction.

Chanticleer has an existing relationship with HOA through its position as the lead investor in a $5 million, 6% convertible three-year promissory note from the Estate of Robert Brooks, the former Chairman of HOA.  This note is secured by and contains conversion options into 2% of HOA’s outstanding stock.  Chanticleer was also granted a right of first refusal and a right to match any equity financing proposed to, or sought by, HOA.  Additionally, Chanticleer currently holds an Option Agreement with HOA to open Hooters franchises in the Republic of South Africa which is under development.

HI currently owns and operates 22 restaurants, which comprise the highest average unit gross sales within the Hooters system, and includes locations in and around Tampa, Florida, Chicago, Illinois and the Manhattan regions, including the original Hooters restaurant located in Clearwater, Florida.  These are the operations of HI being acquired by Chanticleer.

Through December 31, 2008, the Company has recorded $279,050 in deferred acquisition costs related to the planned acquisition of HI.

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

Chanticleer will create an operating company and combine Texas Wings with HI and its 22 Hooters restaurants, which the Company agreed to acquire in March 2008.

The Transaction is subject to a number of customary closing conditions and could close during the second quarter of 2009, concurrently with the closing of the HI acquisition.  (See current status below).

Current Status

The termination date for the Company’s pending acquisition of the stock of HI and certain of its related entities followed immediately by the subsequent acquisition of Texas Wings and certain of its related entities has passed.  To date the sellers have not exercised their rights to terminate the agreements and the Company continues to pursue consummation of these transactions.  There is no assurance that the Company will be able to close the pending acquisitions.

In addition, the commitment letters from certain financial institutions to provide one or more related entities of the Company the $85,000,000 Senior Secured Credit have expired, primarily due to the inability of the Company to raise the necessary equity portion of the financing at acceptable terms in today’s financial environment.  The Company continues to communicate with the financial institutions that agreed to provide the credit facility, as well as others; however, there can be no assurance that the Company will be successful in obtaining any financing or that the terms of any credit facility in the future will be acceptable to the Company.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008, due to a lack of segregation of duties, primarily due to the small size of the Company’s staff.

Management believes that this material weakness did not have an effect on our financial results due primarily to the Company hiring an internal accountant to improve the segregation of duties and using a third-party to review its financial information and prepare its financial statements in addition to the audit prepared by the auditor.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2008; together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.  Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has four Directors.

NAME	AGE	POSITION

Michael D. Pruitt	48	President, CEO and Director since June 2005

Michael Carroll	60	Independent Director since June 2005

Brian Corbman	33	Independent Director since August 2005

Paul I. Moskowitz	52	Independent Director since April 2007

Michael D. Pruitt
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director of Syzygy Entertainment, Ltd. and Greenstreet Energy, Inc.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC.  Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years.  To the best of our knowledge, based solely on a review of reports furnished to us, each of the Directors timely filed any required Form 4’s during fiscal 2008.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics which was effective May 23, 2005, which was filed as Exhibit 14 to the Company’s Form 10-K/A dated December 31, 2007.

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2008.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

Michael D. Pruitt (CEO since	2008	$136,148	$-	$136,148
June 2005) (1)	2007	$41,917	-	$41,917
	2006	-	-	-

(1)	Mr. Pruitt did not receive any compensation during 2005 and 2006. The 2008 compensation includes $8,000 in consulting fees after Mr. Pruitt temporarily discontinued his salary.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 10, 2009, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 10, 2009, there were 946,376 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Palisades Master Fund, LP	136,164	14.39%
	Harbour House, 2nd Floor
	Waterfront Drive, P.O. Box 972
	Road Town, Tortola D8

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 10, 2009, the most recent practicable date.  As of February 10, 2009, there were 946,376 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.  All options are currently exercisable, unless otherwise indicated.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Michael D. Pruitt	168,615	17.82%
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	Michael Carroll	2,500	*
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	Paul I. Moskowitz	100	*
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	Brian Corbman	2,550	*
	4500 Cameron Valley Parkway, # 270
	Charlotte, NC 28211

Common	All officers and directors as a	173,765	18.36%
	Group (4 persons)

*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Michael D. Pruitt, the Company’s Chief Executive Officer, is also a Director of Syzygy Entertainment, Ltd. (SYZG).

The Company received a non-interest bearing advance in the amount of $7,300 from a company partly owned by Mr. Pruitt in December 2008.

During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed.  Mr. Pruitt will not receive additional compensation as a result of the transfers.

On July 31, 2006, the Company formed Investors II.  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities.

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

On December 13, 2006, we completed acquisition of a $50,000 investment in Investors LLC from Mr. Pruitt, at its original cost and at the estimated market value at the time.  This increased our interest in Investors LLC from $1,100,000 (22%) to $1,150,000 (23%).  The Company recorded management fee income of $100,000 in 2008 and 2007 and $64,167 in 2006 from Investors LLC.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: For the fiscal years ended December 31, 2008 and 2007, Creason & Associates, P.L.L.C. (“Creason”) billed the Company $27,750 and $60,300, respectively, for services rendered through February 15, 2009, for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC.

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets at December 31, 2008 and 2007
•	Consolidated Statements of Operations – For the years ended December 31, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity at December 31, 2008 and 2007
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2008 and 2007
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2009.

CHANTICLEER HOLDINGS, INC.

By: /s/	Michael D. Pruitt
Michael D. Pruitt, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 3, 2009	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

March 3, 2009	Director	/s/ Michael Carroll
Michael Carroll

March 3, 2009	Director	/s/ Brian Corbman
Brian Corbman

March 3, 2009	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz