Form 10-Q
period 2009-03-31
Chanticleer Holdings, Inc.
filed 2009-05-05
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                                           March 31, 2009

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of April 23, 2009, was 946,376 shares.

Chanticleer Holdings, Inc. and Subsidiaries

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$27,819	$14,151
Due from affiliate	6,807	5,150
Prepaid expenses	-	4,255
Total current assets	34,626	23,556
Property and equipment, net	34,010	36,161
Deferred acquisition costs	279,050	279,050
Investments at fair value	69,976	108,545
Other investments, principally accounted for under the equity method	2,037,598	1,773,969
Deposits	3,980	3,980

Total assets	$2,459,240	$2,225,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,493	$178,325
Accrued expenses	500	500
Notes payable	500,000	500,000
Deferred revenue	302,083	-
Due to related party	55,550	7,300

Total current liabilities	1,052,626	686,125

Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 946,376 shares at March 31, 2009 and
at December 31, 2008	946	946
Additional paid in capital	4,642,347	4,642,347
Accumulated other comprehensive loss	(1,188,594)	(1,150,025)
Accumulated deficit	(2,048,085)	(1,954,132)

Total stockholders' equity	1,406,614	1,539,136

Total liabilities and stockholders' equity	$2,459,240	$2,225,261

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenue
Management fee income from affiliate	$25,000	$25,000
Consulting income	78,417	128,555

	103,417	153,555
Expenses:
General and administrative expense	205,004	298,641

	205,004	298,641
Loss from operations before income taxes	(101,587)	(145,086)
Income taxes	-	-

Loss from operations	(101,587)	(145,086)

Other income (expense)
Unrealized loss from marketable equity securities	-	(17,500)
Equity in earnings of investments	11,500	3,348
Interest expense	(3,866)	(2,047)
Total other income (expense)	7,634	(16,199)
Net loss	(93,953)	(161,285)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(38,569)	(20,938)
Net comprehensive loss	$(132,522)	$(182,223)

Net loss per share, basic and diluted	$(0.10)	$(0.19)

Weighted average shares outstanding	946,376	859,292

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(93,953)	$(161,287)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in unrealized (gain) loss of marketable securities	-	17,500
Depreciation	3,000	2,930
Equity in (earnings) loss of investments	(11,500)	(3,348)
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(1,657)	-
(Increase) decrease in prepaid expenses and other assets	4,255	(15,250)
Increase (decrease) in accounts payable and accrued expenses	16,169	11,152
Increase (decrease) in deferred revenue	(72,917)	(128,555)
Net cash used in operating activities	(156,603)	(276,858)
Cash flows from investing activities
Purchase of fixed assets	(850)	(1,822)
Purchase of investments	-	(120,000)
Distributions from equity investments	11,500	11,500
Proceeds from sale of investments	111,371	-
Net cash provided by (used in) operating activities	122,021	(110,322)
Cash flows from financing activities
Proceeds from sale of common stock	-	200,000
Cash overdraft	-	(25,736)
Loan from related party	48,250
Loan proceeds	-	214,228
Net cash provided by financing activities	48,250	388,492
Net increase in cash and cash equivalents	13,668	1,312
Cash and cash equivalents, beginning of period	14,151	183
Cash and cash equivalents, end of period	$27,819	$1,495

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$3,866	$2,047
Income taxes	-	-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1:	NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures") and Avenel Financial Services LLC ("Financial") (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.  Ventures has entered into consulting agreements with two clients and has received common stock from the clients for its business management and consulting services.  Financial was organized to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  Initial services have not yet commenced and are expected to include captive insurance, CHIRA and trust services.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2008, which is included in the Company’s Form 10-K.

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

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the three months ended March 31, 2009 and 2008:

	2009	2008

Net decrease in net assets from operations	$-	$(168,176)
Fair value decrease recorded for available-
for-sale securities now included in other
comprehensive loss	-	20,938
Equity in loss of investments	-	(8,152)
Net loss of wholly-owned subsidiary not
previously consolidated	-	(5,895)
Net loss	(93,953)	(161,285)
Other comprehensive loss:
As originally reported	-	-
Unrealized losses on available-for-
sale securities	(38,569)	(20,938)
Net comprehensive loss	$(132,522)	$(182,223)

Net loss per share, basic and diluted:
As originally reported	N/A	$(0.20)
Restated	$(0.10)	$(0.19)

NOTE 3:	INVESTMENTS

Investments are summarized as follows at March 31, 2009 and December 31, 2008:

	2009	2008
Available for sale securities:
Cost	$1,258,571	$1,258,571
Unrealized loss	(1,188,595)	(1,150,026)
Total	$69,976	$108,545

Other investments:
Investments using the equity method:
Balance, beginning of period	$1,241,371	$1,410,482
Equity in earnings (loss)	11,500	(123,111)
Distributions from investments	(52,871)	(46,000)
Balance, end of period	1,200,000	1,241,371
Investments at cost	817,598	442,598
Investment deposits	20,000	90,000
	$2,037,598	$1,773,969

Equity investments consist of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Carrying value:
Chanticleer Investors, LLC (23%)	$1,150,000	$1,150,000
First Choice Mortgage (33 1/3%) (a)	-	41,371
Confluence Partners, LLC (50%)	50,000	50,000
	$1,200,000	$1,241,371
Equity in earnings (loss):
Chanticleer Investors, LLC	$11,500	$46,000
First Choice Mortgage	-	(169,111)
	$11,500	$(123,111)
Distributions:
Chanticleer Investors, LLC	$52,871	$46,000

Undistributed earnings (loss) included in accumulated deficit	$11,500	$(208,629)

(a) liquidated in January 2009.

The Company received investments in two companies in exchange for providing management services for one year.  The Company recorded the investments at their estimated fair market value and is amortizing the related deferred revenue over the one year period in which services are being provided.

NOTE 4:	RELATED PARTY TRANSACTIONS

Michael D. Pruitt, the Company’s Chief Executive Officer, is also CFO and the sole director of Syzygy Entertainment, Ltd.

The Company had non-interest bearing advances in the amount of $55,550 and $7,300 at March 31, 2009 and December 31, 2008, respectively, from a company partly owned by Mr. Pruitt.

On July 31, 2006, the Company formed Chanticleer Investors II, LLC (“Investors II”).  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities and is managed by Advisors.

The Company’s CEO contributed 300,000 shares of SYZG to the Company in 2007.  The shares were valued at $600,000 based upon a liquidity discount to the price at which SYZG was trading at the time.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

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

The closing of the transaction is subject to Chanticleer raising the necessary debt and equity financing to complete the acquisition.  Chanticleer has retained an investment banking firm to assist in securing the equity capital necessary to close the proposed transaction.  Chanticleer has completed all other conditions and is in process of raising the necessary debt and equity financing to complete the transaction.  (See current status below.)

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

Through March 31, 2009, the Company has recorded $279,050 in deferred acquisition costs related to the planned acquisition of HI.

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

The Transaction is subject to a number of customary closing conditions and could close during the second quarter of 2009, concurrently with the closing of the HI acquisition.  (See current status below.)

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

NOTE 6:	GOING CONCERN

At March 31, 2009 and December 31, 2008, the Company had current assets of $34,626 and $23,556; current liabilities of $1,052,626 and $686,125; and negative working capital of $1,018,000 and $662,569, respectively.  The Company incurred a loss of $93,953 during the three month period ended March 31, 2009.  The Company receives quarterly cash inflow of $25,000 from management fees and $11,500 from investment distributions, but expects quarterly cash requirements of approximately $130,000 per quarter commencing in the second quarter of 2009, assuming the acquisitions discussed above are not completed.

The Company expects to have sufficient funding available from related party loans, private placements of its common stock and sales of a portion of its investments until the possible second quarter of 2009 close of the acquisitions of HI and Texas Wings.  Subsequent to the close, the overhead requirements will be covered by distributions from the operations of HI and Texas Wings.

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

The Company formed Chanticleer Holdings, Ltd., a Jersey corporation, during the first quarter of 2009.  The Company plans to transfer the franchise rights for South Africa to this company and raise funds in Germany to develop up to four restaurant locations.  The Company has a partner for half of the development costs.

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

Liquidity and capital resources

At March 31, 2009, we had a working capital deficit of $1,018,000 as compared to $662,569 at December 31, 2008.  Our working capital declined $355,431.  The decline consisted primarily of the increase in deferred revenue of $302,083 and the net loss for the period of $93,953.

As discussed in more detail in Note 5 to the condensed consolidated financial statements, on March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million and could close in the second quarter of 2009.

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

The closing of the transactions are subject to Chanticleer raising the necessary debt and equity financing to complete the acquisition and other customary closing conditions.  Chanticleer has retained an investment banking firm to assist in securing the equity capital necessary to close the proposed transaction.

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

On April 1, 2008, the Company advanced $120,000 to Tyler NV, Inc. for the initial required deposit to Hooters of America for development rights within the state of Nevada for Hooters restaurants.  The Company had $50,000 of this amount returned in December 2008 and received the balance of $70,000 in the first quarter of 2009.

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

On March 27, 2008, the Company filed a new Offering Circular under Regulation E to raise up to $4,500,000 by selling between 500,000 and 1,000,000 shares of its common stock at prices ranging between $4.50 and $9.00 per share.  The Company sold 83,532 shares for $584,700 pursuant to this 1-E, which was closed on July 18, 2008.

Comparison of three months ended March 31, 2009 and 2008

Revenues amounted to $103,417 in the three months ended March 31, 2009, as compared to $153,555 in the year earlier period.  In both periods, the Company received equity investments for its management services and cash management fees of $25,000 in each period from an affiliated partnership it manages.

General and administrative expense amounted to $205,004 in the 2009 quarter as compared to $298,641 in the 2008 quarter.  The principal decreases were professional fees of $69,705, printing and reproduction of $14,315 and travel and entertainment of $10,732.  The professional fees in 2008 were higher due to the initial work being done to raise capital for the pending acquisitions.

Other income (expense) amounted to $7,634 in 2009 and ($16,199) in 2008.  The Company recorded an unrealized loss in 2008 from marketable equity securities in the amount of $17,500.  All marketable equity securities were sold by the end of 2008.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Michael D. Pruitt, President and Chief Executive Officer, is also the principal accounting officer.

ITEM6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: May 1, 2009	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer