Form 10-Q
period 2009-06-30
Chanticleer Holdings, Inc.
filed 2009-08-11
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:              June 30, 2009

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of July 31, 2009, was 971,376 shares.

Chanticleer Holdings, Inc. and Subsidiaries

INDEX

PART 1:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$284,055	$14,151
Accounts receivable	12,157	-
Marketable securities	483,000	-
Due from affiliate	192,650	5,150
Prepaid expenses	-	4,255
Total current assets	971,862	23,556
Property and equipment, net	31,010	36,161
Deferred acquisition costs	-	279,050
Investments at fair value	44,263	108,545
Other investments, principally accounted for under the equity method	1,449,098	1,773,969
Deposits	28,980	3,980

Total assets	$2,525,213	$2,225,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,866	$178,325
Accrued expenses	500	500
Notes payable	600,000	500,000
Deferred revenue	208,333	-
Due to related party	79,611	7,300

Total current liabilities	1,060,310	686,125

Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 946,376 shares at June 30, 2009 and at December 31, 2008	946	946
Additional paid in capital	4,642,347	4,642,347
Accumulated deficit	(3,178,390)	(3,104,157)

Total stockholders' equity	1,464,903	1,539,136

Total liabilities and stockholders' equity	$2,525,213	$2,225,261

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Management and consulting revenue
Affiliate	$25,000	$25,000
Other	109,750	-
	134,750	25,000
Expenses:
General and administrative expense	189,237	392,367
Asset impairment	-	137,730
	189,237	530,097
Loss from operations before income taxes	(54,487)	(505,097)
Income taxes	-	-
Loss from operations	(54,487)	(505,097)

Other income (expense)
Unrealized gain from marketable equity securities	357,000	22,500
Realized gain from sales of investments	50,000	-
Equity in earnings of investments	11,500	(3,100)
Interest expense	(1,521)	(5,947)
Total other income (expense)	416,979	13,453
Net loss	362,492	(491,644)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(449,970)
Net comprehensive loss	$362,492	$(941,614)

Net loss per share, basic and diluted	$0.38	$(0.55)

Weighted average shares outstanding	946,376	893,312

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Management and consulting revenue
Affiliate	$50,000	$50,000
Other	188,728	128,555
	238,728	178,555
Expenses:
General and administrative expense	394,241	691,010
Asset impairment	-	137,730
	394,241	828,740
Loss from operations before income taxes	(155,513)	(650,185)
Income taxes	-	-
Loss from operations	(155,513)	(650,185)

Other income (expense)
Unrealized gain from marketable equity securities	357,000	5,000
Realized loss from sale of investments	(14,282)	-
Equity in earnings of investments	23,000	248
Interest expense	(5,388)	(7,994)
Total other income (expense)	360,330	(2,746)
Net earnings (loss) before cumulative effect of change in accounting principle	204,817	(652,931)
Cumulative effect of change in accounting principle	279,050	-
Net loss	(74,233)	(652,931)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(470,908)
Net comprehensive loss	$(74,233)	$(1,123,839)

Net loss per share, basic and diluted	$(0.08)	$(0.75)

Weighted average shares outstanding	946,376	876,247

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(74,233)	$(652,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized (gain) loss of marketable securities	(357,000)	(5,000)
Depreciation	6,001	5,859
Equity in (earnings) loss of investments	(23,000)	(248)
Common stock issued for services	-	7,993
Realized losses	14,282	-
Change in accounting method	279,050	-
Asset impairment	-	137,730
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(12,157)	-
(Increase) decrease in prepaid expenses and other assets	(20,745)	9,500
Increase (decrease) in accounts payable and accrued expenses	(6,459)	107,434
Loan from related party	72,311	-
Increase (decrease) in deferred revenue	(166,667)	(128,555)
Net cash used in operating activities	(288,617)	(518,218)
Cash flows from investing activities
Purchase of fixed assets	(850)	(1,822)
Purchase of investments	(62,500)	(120,000)
Distributions from equity investments	64,371	23,000
Advance to Chanticleer Investors LLC	(187,500)	-
Deferred acquisition costs	-	(233,050)
Proceeds from sale of investments	645,000	-
Net cash provided by (used in) operating activities	458,521	(331,872)
Cash flows from financing activities
Proceeds from sale of common stock	-	752,208
Cash overdraft	-	(25,736)
Loan proceeds	100,000	293,228
Net cash provided by financing activities	100,000	1,019,700
Net increase in cash and cash equivalents	269,904	169,610
Cash and cash equivalents, beginning of period	14,151	183
Cash and cash equivalents, end of period	$284,055	$169,793

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$3,866	$2,047
Income taxes	-	-

Non-cash investing and financing activities:
Exchange of investment in oil and gas properties for marketable equity securities	126,000	-

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

The Company formed Chanticleer Holdings, Ltd.,("CHL") a Jersey corporation, during the first quarter of 2009.  The Company plans to transfer the franchise rights for South Africa to this company and raise funds in Germany to fund initial development of four planned Hooters restaurant locations.  The Company is in a 50/50 joint venture with another company which will fund one-half of the costs.  CHL is not active at June 30, 2009.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 10, 2009.

(4)	New accounting pronouncements

On April 9, 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position SFAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in the second quarter of 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4").  FSP 157-4 provides additional guidance in estimating fair value under Statement No. 157, "Fair Value Measurements" ("SFAS 157"), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly.  FSP 157-4 is effective for interim periods ending after June 15, 2009.  FSP 157-4 did not have a significant impact on the Company's financial position, results of operations, cash flows, or disclosures for second quarter 2009.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2 "Recognition and Presentation of Other Than-Temporary Impairments" ("FSP 115-2").  FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  FSP 115-2 did not have a significant impact on the Company's financial position, results of operations, cash flows, or disclosures for the second quarter of 2009.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 for the second quarter of 2009, in accordance with the effective date.  See (3) above.

In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

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

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the three and six months ended June 30, 2008:

	3 Months	6 Months

Net decrease in net assets from operations	$(970,711)	$(1,138,887)
Fair value decrease recorded for available- for-sale securities now included in other comprehensive loss	449,970	470,908
Equity in loss of investments	47,670	39,518
Net loss of wholly-owned subsidiary not previously consolidated	(18,573)	(24,469)
Net loss	(491,644)	(652,930)
Other comprehensive loss:
As originally reported	-	-
Unrealized losses on available-for- sale securities	(449,970)	(470,908)
Net comprehensive loss	$(941,614)	$(1,123,838)

Net loss per share, basic and diluted:
As originally reported	$(1.09)	$(1.30)
Restated	$(0.55)	$(0.75)

NOTE 3:	INVESTMENTS

Investments are summarized as follows at June 30, 2009 and December 31, 2008:

	2009	2008
Marketable equity securities:
North American Energy Resources, Inc. at cost	$126,000	$-
Valuation adjustment	357,000	-
	$483,000	$-
Available for sale securities:
Special Projects Group	$31,407	$31,407
Syzygy Entertainment, Ltd.	12,856	77,138
Cost less non-temporary impairment	44,263	108,545
Unrealized loss	-	-
Total	$44,263	$108,545
Other investments:
Investments using the equity method:
Balance, beginning of period	$1,241,371	$1,410,482
Equity in earnings (loss)	23,000	(123,111)
Sale of investment	(575,000)	-
Distributions	(64,371)	(46,000)
Balance, end of period	625,000	1,241,371
Investments at cost:
Bouncing Brain Productions	250,000	250,000
Remodel Auction	125,000	-
Lifestyle Innovations, Inc.	100,000	100,000
BreezePlay, Inc.	250,000	-
Oil and gas investment	-	76,000
Chanticleer Investors II	16,598	16,598
Total	741,598	442,598
Deposits	82,500	90,000
Total other investments	$1,449,098	$1,773,969

Equity investments consist of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Carrying value:
Chanticleer Investors, LLC (11.5% and 23%)	$575,000	$1,150,000
First Choice Mortgage (33 1/3%) (a)	-	41,371
Confluence Partners, LLC (50%)	50,000	50,000
	$625,000	$1,241,371
Equity in earnings (loss):
Chanticleer Investors, LLC	$23,000	$46,000
First Choice Mortgage	-	(169,111)
	$23,000	$(123,111)
Distributions:
Chanticleer Investors, LLC	$23,000	$46,000
First Choice Mortgage	41,371	-
	$64,371	$46,000

Undistributed earnings (loss) included in accumulated deficit	$23,000	$(208,629)

(a) liquidated in January 2009.

During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company has classified the NAEY as a trading security and recorded an unrealized gain of $357,000 at June 30, 2009, based on the closing price of the stock on that date.  In addition, the Company sold 1/2 of its interest in Chanticleer Investors LLC for its carrying value of $575,000 during the second quarter.

The Company received common stock investments in two non-public companies in exchange for providing management services for one year during the quarter ended March 31, 2009.  The Company recorded the investments at their estimated fair market value of $375,000 and is amortizing the related deferred revenue over the one year period in which services are being provided.  The investments are being accounted for using the cost method.

Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  We valued our investment at 50% of the price Remodel was receiving from third parties for its stock.

BreezePlay™ LLC (“BreezePlay”), headquartered in Charlotte, NC, is an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. BreezePlay offers a proprietary monitoring system called EnviroScape™, which is the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings. BreezePlay field data demonstrate that energy consumption awareness will result in a 10-25% overall energy savings to the customer. Continuous monitoring and reporting of energy use via the EnviroScape Energy Management and Control panel, as well as the Internet, is provided so both customers and utilities can track how conservation efforts are saving energy and money. Energy providers can use this panel as a gateway to educate and encourage consumer restraint during peak load periods, thereby assisting in their Demand Response Management (DRM) programs. Furthermore, the panel allows the participating utility to monitor and control overall usage, in addition to certain energy-intensive systems within the home, such as HVAC systems, water heaters, swimming pool and spa pumps, and electric vehicle charging stations. BreezePlay has aligned with some of the country’s largest Investor Owned Utilities (IOUs), Electrical Cooperatives, and Municipal Power Companies, all of which have shown a strong interest to install the BreezePlay system into their customer base as rapidly as possible.

BreezePlay’s unique technology process and business model gives it significant advantages over other home energy management systems, which are generally too complex, too expensive, and/or require smart meters. Unlike many other software solutions in the marketplace, utilities are encouraged to be strategic partners with BreezePlay, but the business model is not reliant on their participation. There is a pay per-unit installation price, as well as a monthly fee to BreezePlay for ongoing monitoring. Interactive, real-time, consumer energy management using smart grid technology has been an imperative goal of utilities for years and many are aggressively pursuing the BreezePlay system.

NOTE 4:            NOTES PAYABLE

On July 15, 2009 the Company repaid its $500,000 line of credit using $250,000 of its cash balance and a new loan in the amount of $250,000.  The new loan is due July 10, 2010; includes interest at Wall Street Journal Prime + 1% (minimum of 5.5%) payable monthly; is collateralized by substantially all of the assets of the Company; and is guaranteed by Mr. Pruitt.

On April 3, 2009, the Company received loan proceeds from an individual in the amount of $100,000 which was due June 30, 2009, together with interest at 18% per annum.  The individual has agreed to extend the loan to December 31, 2009.  Chanticleer Holdings, Ltd is the borrower and the Company has guaranteed the loan.

NOTE 5:            RELATED PARTY TRANSACTIONS

Michael D. Pruitt, the Company’s Chief Executive Officer, was CFO and the sole director of Syzygy Entertainment, Ltd until he resigned effective June 1, 2009.

The Company had non-interest bearing advances in the amount of $57,611 and $7,300 at June 30, 2009 and December 31, 2008, respectively, from a company partly owned by Mr. Pruitt and $22,000 at June 30, 2009 from personal colleagues of Mr. Pruitt.

NOTE 6:            COMMITMENTS AND CONTINGENCIES

PENDING ACQUISITION
Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million and could close by the end of 2009.

The termination date for the Company’s pending acquisition of the stock of HI and certain of its related entities has passed.  Although the sellers have not, to date, exercised their rights to terminate the agreements and the Company continues to seek to consummate these transactions, there is no assurance that the Company will be able to close the pending acquisitions.

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

Texas Wings

On July 8, 2008, the Company entered into an Asset Purchase Agreement ("APA") to acquire substantially all of the assets of Texas Wings Incorporated and its 45 related Hooters branded restaurants (collectively “Texas Wings”) for total consideration of approximately $106 million, including approximately $53 million in cash, approximately $37 million in Chanticleer common stock and convertible notes with an aggregate principal amount of approximately $16 million (the “Transaction”).

On May 13, 2009, the Company received written notification terminating this APA, because one or more of the conditions to closing could not be timely satisfied.

NOTE 7:            CHANGE IN ACCOUNTING PRINCIPLE

FAS 141(R) "Business Combinations (Revised 2007)" ("FAS 141(R)") replaced FAS 141 "Business Combinations" and became effective January 1, 2009.  Paragraph 59 of FAS 141(R) defines acquisition-related costs as costs the acquirer incurs to effect a business combination.  The paragraph further provides that the acquirer shall account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services received.  Pursuant to the Company's planned acquisition of HI, the Company incurred $279,050 in acquisition-related costs which were capitalized in 2008 pursuant to accounting guidance in effect at that time.

FAS 141(R) applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Accordingly, the Company reported a change in accounting principle on January 1, 2009 and charged its previously capitalized acquisition costs to expense on that date.

NOTE 8:            GOING CONCERN

At June 30, 2009 and December 31, 2008, the Company had current assets of $971,862 and $23,556; current liabilities of $1,060,310 and $686,125; and a working capital deficit of $88,448 and $662,569, respectively.  The Company incurred a loss of $74,233 during the six month period ended June 30, 2009.  In addition, the Company sold 1/2 of its interest in Chanticleer Investors, LLC for its carrying value of $575,000 during the second quarter.

At June 30, 2009, the Company had $284,055 in cash and in July 2009, the advance to Investors in the amount of $187,500 was returned, giving the Company $471,555 in cash.  In July 2009, the Company also paid off its $500,000 line of credit; borrowed $250,000 for one year; and sold common stock for approximately $62,000 pursuant to a Reg S offering leaving net cash of $283,555 before any third quarter overhead.

Cash administrative expenses were approximately $189,000 in the second quarter and are expected to be approximately $175,000 in the third and fourth quarter of 2009 and the first and second quarter of 2010, assuming no other changes.  This total estimated future cash requirement of $700,000 is expected to be met with a combination of existing cash, sales of common stock and management fees and distributions from investments.

The Company formed Chanticleer Holdings, Ltd.,("CHL") a Jersey corporation, during the first quarter of 2009.  The Company plans to transfer the franchise rights for South Africa to this company and raise funds in Germany to fund initial development of four planned Hooters restaurant locations.  The Company is in a 50/50 joint venture with another company which will fund one-half of the costs.  CHL is not active at June 30, 2009.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company's ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

Liquidity and capital resources

At June 30, 2009 and December 31, 2008, the Company had current assets of $971,862 and $23,556; current liabilities of $1,060,310 and $686,125; and a working capital deficit of $88,448 and $662,569, respectively.  The Company incurred a loss of $74,233 during the six month period ended June 30, 2009.  In addition, the Company sold ½ of its interest in Chanticleer Investors, LLC for its carrying value of $575,000 during the second quarter.

At June 30, 2009, the Company had $284,055 in cash and in July 2009, the advance to Investors in the amount of $187,500 was returned, giving the Company $471,555 in cash.  In July 2009, the Company also paid off its $500,000 line of credit; borrowed $250,000 for one year; and sold common stock for approximately $62,000 pursuant to a Reg S offering leaving net cash of $283,555 before any third quarter overhead.

Cash administrative expenses were approximately $189,000 in the second quarter and are expected to be approximately $175,000 in the third and fourth quarter of 2009 and the first and second quarter of 2010, assuming no other changes.  This total estimated cash requirement of $700,000 is expected to be met with a combination of existing cash, sales of common stock and management fees and distributions from investments.

The Company formed Chanticleer Holdings, Ltd., a Jersey corporation, during the first quarter of 2009.  The Company plans to transfer the franchise rights for South Africa to this company and raise funds in Germany to fund initial development of four planned Hooters restaurant locations.  The Company is in a 50/50 joint venture with another company which will fund one-half of the costs.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company's ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Comparison of three months ended June 30, 2009 and 2008

Revenues amounted to $134,750 ($25,000 from Investors LLC) in the three months ended June 30, 2009, as compared to the $25,000 from Investors LLC in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned from unaffiliated companies.

General and administrative expense amounted to $189,237 in the 2009 quarter as compared to $392,367 in the 2008 quarter.  The principal decreases were professional fees of $75,268, printing and reproduction of $14,315 and travel and entertainment of $10,732.  The professional fees in 2008 were higher due to the initial work being done to raise capital for the pending acquisitions.

Other income (expense) consists of the following for the three months ended June 30, 2009 and 2008.

	2009	2008

Unrealized gain from marketable securities	$357,000	$22,500
Realized gain from sale of investments	50,000	-
Equity in earnings of investments	11,500	(3,100)
Interest expense	(1,521)	(5,947)
	$416,979	$13,453

The Company recorded an unrealized gain from its investment in marketable equity securities during the June 2009 quarter, which had significant appreciation after being acquired.  The Company realized a gain of $50,000 upon exchange of its investment in oil and gas properties for marketable securities, based on the closing price of the securities on the date of the transaction.

Comparison of six months ended June 30, 2009 and 2008

Revenues amounted to $238,728 ($50,000 from Investors LLC) in the six months ended June 30, 2009, as compared to the $178,555 ($50,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for most of the other revenue earned from unaffiliated companies.

General and administrative expense amounted to $394,241 in the six months ended June 30, 2009 as compared to $691,010 in the 2008 period.  The principal decreases were professional fees of $176,032, printing and reproduction of $18,431 and travel and entertainment of $42,454.  The professional fees in 2008 were higher due to the initial work being done to raise capital for the pending acquisitions.

Other income (expense) consists of the following for the six months ended June 30, 2009 and 2008.

	2009	2008

Unrealized gain from marketable securities	$357,000	$5,000
Realized loss from sale of investments	(14,282)	-
Equity in earnings of investments	23,000	248
Interest expense	(5,388)	(7,994)
	$360,330	$(2,746)

As noted above, the Company recorded an unrealized gain from appreciation of its investment in marketable equity securities during the 2009 period.  The realized loss of $14,282 consists of a other than temporary decline in value of available-for-sale securities in the amount of $64,282 in the first quarter of 2009 and a gain from the exchange of our oil and gas property investments for marketable equity securities of $50,000 in the second quarter of 2009.  The equity in earnings of investments is from our investment in Investors LLC of $23,000 in both years, with a loss of $22,752 in 2008 from another investment which was liquidated in January 2009.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:                 CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect these controls during the quarter ended June 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management believes that lack of segregation of duties noted at December 31, 2008 continues to be a material weakness.  However, management also believes that this material weakness did not have an effect on our financial results due primarily to the Company hiring an internal accountant in 2008 to improve the segregation of duties and continuing to use a third-party to review its financial information and prepare its financial statements, which are reviewed by its auditor.

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

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31	Certification pursuant to 18 U.S.C. Section 1350Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: August 10, 2009	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer