Form 10-K/A
period 2008-12-31
Chanticleer Holdings, Inc.
filed 2009-09-09
CIK 1106838

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2008 on March 6, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to revise the accounting for an other than temporary decline in available-for-sale securities as discussed in Note 3 to the consolidated financial statements.  In addition, we expanded our Management's Discussion and Analysis in Item 7, expanded our revenue recognition policy in Note 2 to the consolidated financial statements, expanded our disclosure of Investments in Note 5 to the consolidated financial statements, revised our income tax disclosure in Note 8 to the consolidated financial statements as a result of the increased loss from our other than temporary loss on available-for-sale securities, expanded Item 9A(T) and provided currently-dated Exhibits 31.1 and 32.1.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "SEC") in connection with the staff's review of the Original Report.  We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph.  Also, this Amendment does not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

Chanticleer Holdings, Inc.
Form 10-K/A Index

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
.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 and 2007, the Company had current assets of $23,556 and $95,893; current liabilities of $686,125 and $349,268; and negative working capital of $662,569 and $253,375, respectively.  The Company incurred a loss of $2,238,613 during the year ended December 31, 2008.  The Company receives quarterly cash inflow of $25,000 from management fees and $11,500 from investment distributions, but expects quarterly cash outflow of approximately $130,000 per quarter for 2009, assuming the acquisitions previously discussed are not completed.

The Company expects to meet its short-term requirements through the liquidation of one investment to raise approximately $42,000 in cash; return of the advance made for the development rights of Hooters restaurants in Nevada in the remaining amount of $70,000; and a firm commitment for non-interest bearing advances from its CEO in the amount of $50,000.

The Company expects to have sufficient funding available from these sources until the possible second quarter of 2009 close of the acquisitions of HI and Texas Wings.  Subsequent to the close, the overhead requirements would be covered by distributions from the operations of HI and Texas Wings.

In the event the acquisitions do not close, the Company expects to have sufficient funds available to meet its requirements until May 2009, when the Company is scheduled to receive a distribution from its investment in Chanticleer Investors LLC in the amount of approximately $1,275,000.  Investors LLC has one asset, a note receivable from Hooters of America, Inc. in the amount of $5,000,000 which is due May 24, 2009.  At that time, the Company plans to repay the line of credit, any other short-term borrowings and have sufficient cash to cover all overhead requirements for at least another year while increasing the funds which Advisors manages.

At December 31, 2008, the Company had drawn the full amount of its bank line-of-credit in the amount of $500,000.  The line-of-credit is due in June 2009 and is expected to be renewed at that time.

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

Pursuant to EITF 00-8, the fair value of the equity instruments received was determined based upon the stock prices as of the date we reached an agreement with the third party.  The terms of the securities are not subject to adjustment after the measurement date.
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

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31, 2008 and 2007:

	2008	2007
Other income (expense):
Equity in earnings (losses) of investments	$(123,111)	$35,916
Realized gains from sale of investments	-	24,696
Unrealized gains (losses) of marketable equity securities	5,000	(43,000)
Interest expense	(20,486)	(10,933)
Interest income	-	3,629
Loss on sale of fixed asset	-	(713)
Other than temporary decline in available-for-sale securities	(1,150,025)	-
	$(1,288,622)	$9,595

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

Other than Temporary Decline in Available-for-Sale Securities

The Company determined that its investment in available-for-sale securities had an other than temporary decline in value and recorded a realized loss in the amount of $1,150,025 at December 31, 2008.

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

In December 2007, the FASB, issued SFAS 141 (revised 2007), “Business Combinations.”  This Statement replaces SFAS 141, “Business Combinations,” but retains the fundamental requirements in SFAS 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS 160.  The Company will adopt this statement beginning January 1, 2009. The Company will record an expense for the previously deferred acquisition costs of $279,050 pursuant to paragraph 59 of SFAS 141(R) on January 1, 2009.

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

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.  Our valuation process is intended to provide a consistent basis for determining the fair value of our available-for-sale investments.  Paragraph 16 of SFAS No. 115, paragraphs 7 through 15 of FSP FAS 115-1/124-1 and SAB Topic 5.M provide guidance for measuring and recording the impairment of available-for-sale securities.  In summary, for individual securities classified as available-for-sale securities, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be  other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings (accounted for as a realized loss).  The new cost basis shall not be changed for subsequent recoveries in fair value.  Subsequent increases in the fair value of available-for-sale securities shall be included in other comprehensive income and subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included in other comprehensive income.

The first step in the analysis is to determine if the security is impaired.  Both of our available-for-sale securities are listed and we use the closing market price to determine the amount of impairment if any.  The second step, if there is an impairment, is to determine if the impairment is other than temporary.  SAB Topic 5.M provides in part that the following should be considered to determine if a decline in the value of an equity security is other than temporary and that a write-down of the carrying value is required:
•	The length of the time and the extent to which the market value has been less than the cost;
•
The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or

•	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Unless evidence exists to support a realizable value equal to or greater than the carrying value of the investment in equity securities classified as available-for-sale, a write-down to fair value accounted for as a realized loss should be recorded.  Such loss should be recognized in the determination of net income of the period in which it occurs and the written down value of the investment in the issuer becomes the new cost basis of the investment.

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

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company revoked its status as a business development company and is now an operating company, which resulted in a change in reporting entity.

As described in Note 3 to the consolidated financial statements, the Company determined that its available-for-sale securities were impaired at December 31, 2008, and that these impairments were other than temporary.  Consequently, the unrealized losses on these securities have been recognized in the consolidated statement of operations rather than being recognized in other comprehensive income as a separate component of equity in the Company’s amended Form 10-K/A.

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

/s/Creason & Associates, P.L.L.C.
Tulsa, Oklahoma
March 2, 2009, except for Note 3, as to
which the date is August 11, 2009

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,151	$183
Due from affiliate	5,150	11,150
Marketable securities	-	65,000
Prepaid expenses	4,255	19,560
Total current assets	23,556	95,893
Property and equipment, net	36,161	45,537
Investments at fair value	108,545	1,016,566
Other investments, principally accounted for under the equity method	1,773,969	1,930,343
Deferred acquisition costs	279,050	-
Deposits and other assets	3,980	3,980
TOTAL ASSETS	$2,225,261	$3,092,319

LIABILITIES
Notes payable	$500,000	$165,272
Accounts payable	178,325	25,555
Accrued expenses	500	4,150
Due to related party	7,300	-
Deferred revenue	-	128,555
Bank overdraft	-	25,736
TOTAL LIABILITIES	686,125	349,268
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock:$0.0001 par value; authorized 200,000,000 shares; issued and outstanding 946,376 shares and 833,232 shares at December 31, 2008 and 2007, respectively	946	833
Additional paid in capital	4,642,347	3,849,767
Accumulated other comprehensive loss	-	(242,005)
Accumulated deficit	(3,104,157)	(865,544)
	1,539,136	2,743,051
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,225,261	$3,092,319

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenue:
Management fee income
Non-affiliates	$-	$39,380
Affiliates	234,055	491,867
Total revenue	234,055	531,247
Expenses:
General and administrative expense	1,131,830	819,361
Asset impariment	52,216	-
Total expenses	1,184,046	819,361
Earnings (loss) from operations	(949,991)	(288,114)
Other income (expense)
Equity in earnings (losses) of investments	(123,111)	35,916
Realized gains from sales of investments	-	24,696
Unrealized gains (losses) of marketable equity securities	5,000	(43,000)
Interest expense	(20,486)	(10,933)
Interest income	-	3,629
Loss on sale of fixed asset	-	(713)
Other than temporary decline in available-for-sale securities	(1,150,025)	-
Total other income (expense)	(1,288,622)	9,595
Net loss before income taxes	(2,238,613)	(278,519)
Provision for income taxes	-	-
Net loss	(2,238,613)	(278,519)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	-	(315,602)
Net comprehensive loss	$(2,238,613)	$(594,121)

Net earnings (loss) per share, basic and diluted	$(2.46)	$(0.35)

Weighted average shares outstanding	911,162	799,553

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2008 and 2007

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Accumulated
	Shares	Par	Capital	(Loss)	Deficit	Total

Balance, December 31, 2006	768,946	$769	$2,799,831	$73,597	$(587,025)	$2,287,172
Common stock issued for cash proceeds	64,286	64	449,936	-	-	450,000
Investment contributed by shareholder	-	-	600,000	-	-	600,000
Net changes in available-for-sale securities	-	-	-	(315,602)	-	(315,602)
Net loss	-	-	-	-	(278,519)	(278,519)
Balance, December 31, 2007	833,232	833	3,849,767	(242,005)	(865,544)	2,743,051
Common stock issued for:
Cash proceeds	111,994	112	784,588	-	-	784,700
Services	1,150	1	7,992	-	-	7,993
Available-for-sale securities:
Current year decline	-	-	-	(908,020)	-	(908,020)
Other than temporary decline	-	-	-	1,150,025	-	1,150,025
Net loss	-	-	-	-	(2,238,613)	(2,238,613)
Balance, December 31, 2008	946,376	$946	$4,642,347	$-	$(3,104,157)	$1,539,136

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,238,613)	$(278,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized appreciation of investments	(5,000)	43,000
Other than temporary decline in value of available-for-sale securities	1,150,025	-
Consulting and other services rendered in exchange for investment securities	-	(553,600)
Depreciation	11,198	8,860
Equity in earnings (losses) of investments	123,111	(35,916)
Asset impairment	52,216	-
Common stock issued for services	7,993	-
(Gain) loss on sale of investments	-	(24,696)
Loss on sale of fixed assets	-	713
Decrease in amounts due from affiliate	6,000	20,331
(Increase) decrease in prepaid expenses and other assets	15,306	(1,212)
Increase in accounts payable and accrued expenses	149,120	16,750
Increase (decrease) in deferred revenue	(128,555)	128,555
Advance from related party	7,300	-
Net cash used in operating activities	(849,899)	(675,734)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	270
Proceeds from sale of investments	50,000	181,166
Investment distribution	51,047	46,000
Purchase of investments	(120,000)	(74,043)
Purchase of fixed assets	(1,822)	(22,091)
Deferred acquisition costs	(279,050)	-
Net cash provided (used) by investing activities	(299,825)	131,302

Cash flows from financing activities:
Proceeds from sale of common stock	784,700	450,000
Loan proceeds	404,728	95,272
Loan repayment	-	(150,704)
Bank overdraft	(25,736)	25,736
Net cash provided by financing activities	1,163,692	420,304
Net increase (decrease) in cash and cash equivalents	13,968	(124,128)
Cash and cash equivalents, beginning of year	183	124,311
Cash and cash equivalents, end of year	$14,151	$183

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

Investors LLC receives 6% interest on its $5 million loan to HOA.  Investors LLC in turn pays the Company 2% of this interest or $100,000 in management fees and distributes the remaining 4% to each of the members in proportion to the members investment quarterly.

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

GOING CONCERN

At December 31, 2008 and 2007, the Company had current assets of $23,556 and $95,893; current liabilities of $686,125 and $349,268; and negative working capital of $662,569 and $253,375, respectively.  The Company incurred a loss of $2,238,613 during the year ended December 31, 2008.  The Company receives quarterly cash inflow of $25,000 from management fees and $11,500 from investment distributions, but expects quarterly cash outflow of approximately $130,000 per quarter for 2009, assuming the acquisitions discussed in Note 12 are not completed.

The Company expects to meet its short-term requirements through the liquidation of one investment to raise approximately $42,000 in cash; return of the advance made for the development rights of Hooters restaurants in Nevada in the remaining amount of $70,000; and non-interest bearing advances from its CEO in the amount of $50,000.

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

REVENUE RECOGNITION

The Company's current source of revenue is from management fees from both affiliated companies and non-affiliated companies.  Our revenue recognition follows the guidelines of SAB Topic 13.A.1, which provides that revenue is generally realized or realizable and earned when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller's price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.
We may collect revenue in both cash and in the equity securities of the company to whom we are providing services.  Typically when we are paid cash for services, it is based on a monthly fee and is recorded when earned.  When we receive equity securities for our management services, we generally receive the securities in advance for our services to be earned over the life of the contract, generally one year.  We value these securities and defer recognition of the revenue over the life of the management contract.

Pursuant to EITF 00-8, the fair value of the equity instruments received was determined based upon the stock prices as of the date we reached an agreement with the third party.  The terms of the securities are not subject to adjustment after the measurement date.

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

In December 2007, the FASB, issued SFAS 141 (revised 2007), “Business Combinations.”  This statement replaces SFAS 141, “Business Combinations,” but retains the fundamental requirements in SFAS 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related SFAS 160.  The Company will adopt this statement beginning January 1, 2009. The Company will record an expense for previously deferred acquisition costs of $259,050 pursuant to paragraph 59 of SFAS 141(R) on January 1, 2009.

3.	RESTATEMENT

As more fully explained below, effective as of August 11, 2009, the Board of Directors of the Company concluded that the financial statements for the fiscal year ended December 31, 2008, as presented in our Annual Report on Form 10-K filed with the SEC on March 6, 2009 should no longer be relied upon due to an error in reporting the Company's available-for-sale securities in such financial statements.

We determined that our available-for-sale investments were impaired at December 31, 2008 and that these impairments were other than temporary.  In accordance with the provisions of paragraph 16 of SFAS No. 115, paragraph 7 through 15 of FSP FAS 115-1/124-1, and SAB Topic 5.M, the other than temporary loss should be recorded as a realized loss in the statement of operations rather than being included in accumulated other comprehensive loss as an element of stockholders' equity.  The following table shows the items which changed as a result of the restatement and includes the balances as previously reported, the related adjustments and the restated balance.

	December 31, 2008
	As Previously
	Reported	Adjustments	As Restated
Consolidated balance sheet:
Accumulated other comprehensive loss	$(1,150,025)	$1,150,025	$-
Accumulated deficit	(1,954,132)	(1,150,025)	(3,104,157)
Total stockholders equity	1,539,136	-	1,539,136

Consolidated statements of operations:
Net loss	(1,088,588)	(1,150,025)	(2,238,613)
Other comprehensive loss	(908,020)	908,020	-
Net comprehensive loss	(1,996,608)	(242,005)	(2,238,613)

Net loss per share, basic and diluted	$(1.19)	$(1.27)	$(2.46)

4.	CHANGE IN REPORTING ENTITY

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

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the year ended December 31, 2007:

2007

Net increase in net assets from operations	$11,887
Fair value increases recorded for other investments	(594,556)
Fair value increases recorded for available- for-sale securities now included in other comprehensive earnings (loss)	315,602
Equity in earnings (loss) of investments	(10,086)
Net loss of wholly-owned subsidiary not previously consolidated	(1,366)
Net loss	(278,519)
Other comprehensive income (loss):
As originally reported	-
Unrealized gains (losses) on available-for- sale securities	(315,602)
Net comprehensive income (loss)	$(594,121)

Net earnings (loss) per share, basic and diluted:
As originally reported	$0.01
Restated	$(0.35)

5.	INVESTMENTS

Investments are summarized as follows at December 31, 2008 and 2007:

	2008	2007

Marketable equity securities:
Cost	$-	$70,000
Unrealized loss	-	(5,000)
Total	-	65,000

Available for sale securities:
Cost	1,258,570	1,258,570
Realized loss	(1,150,025)	-
Unrealized loss	-	(242,004)
Total	108,545	1,016,566

Other investments:
Investments using the equity method:
Balance, beginning of year	1,410,482	1,420,566
Equity in earnings (loss)	(123,111)	35,916
Distributions received	(46,000)	(46,000)
Balance, end of year	1,241,371	1,410,482
Investments at cost	442,598	499,860
Investment deposits	90,000	20,000
	$1,773,969	$1,930,342

Equity investments consist of the following at December 31, 2008 and 2007:

	2008	2007
Carrying value:
Chanticleer Investors, LLC (23%)	$1,150,000	$1,150,000
First Choice Mortgage (33 1/3%) (a)	41,371	210,482
Confluence Partners, LLC (50%)	50,000	50,000
	$1,241,371	$1,410,482
Equity in earnings (loss):
Chanticleer Investors, LLC	$46,000	$46,000
First Choice Mortgage	(169,111)	(10,084)
	$(123,111)	$35,916
Distributions:
Chanticleer Investors, LLC	$46,000	$46,000

Undistributed losses included in accumulated deficit	$(208,629)	$(39,518)

(a) liquidated in January 2009.

We have investments in the common stock of two companies which comprise the total of our available-for-sale securities, as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Loss	Losses	Value
December 31, 2008
Special Projects Group	$144,350	$(112,943)	$-	$31,407
Syzygy Entertainment, Ltd.	1,114,220	(1,037,082)	-	77,138
	$1,258,570	$(1,150,025)	$-	$108,545

December 31, 2007
Special Projects Group	$144,350	$-	$(92,004)	$52,346
Syzygy Entertainment, Ltd.	1,114,220	-	(150,000)	964,220
	$1,258,570	$-	$(242,004)	$1,016,566

The summarized financial data for Chanticleer Investors LLC, of which we own 23%, follows:

	2008	2007

Revenue (interest income)	$300,000	$300,000
Gross profit	300,000	300,000
Income from continuing operations	199,506	199,232
Net income	199,506	199,232

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007

Office and computer equipment	$25,488	$23,666
Furniture and fixtures	39,607	39,607
	65,095	63,273
Accumulated depreciation	(28,934)	(17,736)
	$36,161	$45,537

7.	NOTES PAYABLE

At December 31, 2008 and 2007, the Company had notes payable as follows:

The Company has a line-of-credit with a bank in the amount of $500,000 which matures on June 3, 2009. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan bears interest at 4% per annum at December 31, 2008.	$500,000	$95,272
The Company had a one-year note with a company which w as due September 15, 2008. The loan bears interest at 4% and was used to acquire an investment. The transaction w as rescinded on June 30, 2008.	-	70,000
	$500,000	$165,272

8.	INCOME TAXES

During the years ended December 31, 2008 and 2007, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2008	2007

Computed "expected" income tax expense (benefit)	$(761,100)	$(94,700)
State income taxes, net of federal benefit	(89,500)	(11,100)
Travel, entertainment and other	7,400	(800)
Valuation allowance	843,200	106,600
Income tax expense (benefit)	$-	$-

Significant components of net deferred income tax assets are as follows:

	2008	2007

Investments	$(361,700)	$93,100
Net operating loss carryforwards	(786,000)	(397,600)
Capital loss carryforwards	(18,600)	(18,600)
Total deferred tax assets	(1,166,300)	(323,100)
Valuation allowance	1,166,300	323,100
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $2,067,000, which will expire at various dates beginning in 2024 through 2028, if not utilized.  The Company has a capital loss carryforward of $49,000 which expires in 2010 if not utilized.  The tax basis of investments exceeds their book cost by approximately $952,000.

9.	STOCKHOLDERS’ EQUITY

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

10.	RELATED PARTY TRANSACTIONS

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

11.	COMMITMENTS AND CONTINGENCIES

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

12.	HOOTERS, INC. AND TEXAS WINGS

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

Evaluation of disclosure controls and procedures (restated)

In our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on March 6, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of December 31, 2008, except for a lack of segregation of duties.  In connection with our decision to restate our Annual Report on Form 10-K for the year ended December 31, 2008, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of December 31, 2008 as a result of the additional material weaknesses in our internal control over financial reporting as discussed below.

Under the PCAOB standards, a significant deficiency is a control deficiency, or combination of control deficiencies, that , in the Company's judgment, would adversely affect the ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.  A material weakness is a significant deficiency, or combination of significant deficiencies, that, in our judgment, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weaknesses identified were:
•
Due to the limited number of accounting employees, the Company is unable to segregate all noncompatible duties, which would prevent one person from having significant control over the initiation, authorization and recording of transactions.  This condition is characteristic of all companies except those with large numbers of accounting personnel.  A mitigating control is the personal involvement of the members of the Board of Directors in the analysis and review of internal financial data, as well as the consultant retained by the Company to serve the functions of a controller for assistance and preparation of financial reporting.

•
An effective Audit Committee is an integral part to the integrity of the Company's financial reporting.  The responsibilities of the Audit Committee should be detailed in the Committee's charter and provided to its members.  These responsibilities should, at a minimum, require inquiry and awareness of current Company transactions, analysis of interim and annual financial data and review of minutes of the Board of Directors.  The Audit Committee's oversight and periodic investigation can serve as a mitigating control to the lack of segregation of duties inherent to companies with a limited number of personnel.  The current practices of the Company's Audit Committee do not fulfill these criteria.

•
We did not maintain effective control over the application, monitoring and reporting of the appropriate accounting policies related to available-for-sale securities.  Specifically, we did not take into account the other than temporary impairment of available-for-sale securities and did not record the other than temporary impairment as a realized loss rather than as a component of other comprehensive loss in stockholders' equity.

Our management has discussed these material weaknesses with our board of directors and has commenced the following remediation efforts to ensure that the significant deficiencies are mitigated.  The board of directors has reviewed the lack of segregation of duties issue and has determined it is not practical to add personnel merely to allow for segregation of noncompatible duties.  The Company already retains a third party consultant who acts as controller for the Company, who has no check signing authority and no access to assets, to oversee its reporting responsibilities.  In addition, as discussed below, the Company plans on expanding the duties of its Audit Committee, which will also further mitigate any perceived weakness due to a lack of segregation of duties.

The board of directors is updating the Audit Committee procedures and responsibilities and will require active participation from the Audit Committee.  This is expected to be completed before the end of 2009.

Management of the Company is working with its consultants to implement procedures to reduce the likely-hood of a reoccurrence of the miss-application of accounting procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

Management's report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States' generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, and including the material weaknesses discussed above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K/A:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2008 and 2007
•	Consolidated Statements of Operations – For the years ended December 31, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity at December 31, 2008 and 2007
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2008 and 2007
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 9, 2009.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

September 9, 2009	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

September 9, 2009	Director	/s/ Michael Carroll
Michael Carroll

September 9, 2009	Director	/s/ Brian Corbman
Brian Corbman

September 9, 2009	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz