Form 10-Q/A
period 2009-03-31
Chanticleer Holdings, Inc.
filed 2009-09-09
CIK 1106838

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-Q for the quarter ended March 31, 2009 on May 5, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to make the following changes:

•	Record an other than temporary decline in available-for-sale securities,
•	Record the write-off of previously capitalized deferred acquisition costs pursuant to paragraph 59 of SFAS 141(R) which became effective on January 1, 2009,
•	Revise and expand disclosure of investments in Note 4,
•	Revise and expand disclosure in Item 4, and
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

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

Chanticleer Holdings, Inc. and Subsidiaries

PART 1:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$27,819	$14,151
Due from affiliate	6,807	5,150
Prepaid expenses	-	4,255
Total current assets	34,626	23,556
Property and equipment, net	34,010	36,161
Deferred acquisition costs	-	279,050
Investments at fair value	44,263	108,545
Other investments, principally accounted for under the equity method	2,037,598	1,773,969
Deposits	3,980	3,980

Total assets	$2,154,477	$2,225,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,493	$178,325
Accrued expenses	500	500
Notes payable	500,000	500,000
Deferred revenue	302,083	-
Due to related party	55,550	7,300

Total current liabilities	1,052,626	686,125

Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued and outstanding 946,376 shares at March 31, 2009 and at December 31, 2008	946	946
Additional paid in capital	4,642,347	4,642,347
Accumulated deficit	(3,541,442)	(3,104,157)
Total stockholders' equity	1,101,851	1,539,136
Total liabilities and stockholders' equity	$2,154,477	$2,225,261

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenue
Management fee income from affiliate	$25,000	$25,000
Consulting income	78,417	128,555
	103,417	153,555
Expenses:
General and administrative expense	205,004	298,641
	205,004	298,641
Loss from operations before income taxes	(101,587)	(145,086)
Income taxes	-	-
Loss from operations	(101,587)	(145,086)

Other income (expense)
Unrealized loss from marketable equity securities	-	(17,500)
Equity in earnings of investments	11,500	3,348
Interest expense	(3,866)	(2,047)
Other than temporary decline in available-for-sale securities	(64,282)	-
Total other income (expense)	(56,648)	(16,199)
Net loss before cumulative effect of change in accounting principle	(158,235)	(161,285)
Cumulative effect of change in accounting principle	(279,050)	-
Net loss	(437,285)	(161,285)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(20,938)
Net comprehensive loss	$(437,285)	$(182,223)

Net loss per share, basic and diluted	$(0.17)	$(0.19)
Weighted average shares outstanding	946,376	859,292

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(437,285)	$(161,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized (gain) loss of marketable securities	-	17,500
Other than temporary decline in available-for-sale securities	64,282	-
Depreciation	3,000	2,930
Change in accounting method	279,050	-
Equity in (earnings) loss of investments	(11,500)	(3,348)
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(1,657)	-
(Increase) decrease in prepaid expenses and other assets	4,255	(15,250)
Increase (decrease) in accounts payable and accrued expenses	16,169	11,152
Increase (decrease) in deferred revenue	(72,917)	(128,555)
Advances from related party	48,250	-
Net cash used in operating activities	(108,353)	(276,858)
Cash flows from investing activities
Purchase of fixed assets	(850)	(1,822)
Purchase of investments	-	(120,000)
Distributions from equity investments	11,500	11,500
Proceeds from sale of investments	111,371	-
Net cash provided by (used in) operating activities	122,021	(110,322)
Cash flows from financing activities
Proceeds from sale of common stock	-	200,000
Cash overdraft	-	(25,736)
Loan proceeds	-	214,228
Net cash provided by financing activities	-	388,492
Net increase in cash and cash equivalents	13,668	1,312
Cash and cash equivalents, beginning of period	14,151	183
Cash and cash equivalents, end of period	$27,819	$1,495

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$3,866	$2,047
Income taxes	-	-
Non-cash investing and financing activities:
Investments received for management consulting contracts	$375,000	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2008, which is included in the Company’s Form 10-K/A.

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

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the three months ended March 31, 2008:

2008

Net decrease in net assets from operations	$(168,176)
Fair value decrease recorded for available- for-sale securities now included in other comprehensive loss	20,938
Equity in loss of investments	(8,152)
Net loss of wholly-owned subsidiary not previously consolidated	(5,895)
Net loss	(161,285)
Other comprehensive loss:
As originally reported	-
Unrealized losses on available-for- sale securities	(20,938)
Net comprehensive loss	$(182,223)

Net loss per share, basic and diluted:
As originally reported	$(0.20)
Restated	$(0.19)

NOTE 3:        RESTATEMENT

As more fully explained below, effective as of August 11, 2009, the Board of Directors of the Company concluded that the financial statements for the three months ended March 31, 2009, as presented in our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2009 should no longer be relied upon due to an error in reporting the Company's available-for-sale securities in such financial statements.  In addition, SFAS 141(R) became effective on January 1, 2009 which provided, in part, that any acquisition costs deferred pursuant to prior accounting requirements should be charged off on January 1, 2009.

We determined that our available-for-sale investments were impaired at March 31, 2009, and that this impairment was other than temporary.  In accordance with the provisions of paragraph 16 of SFAS No. 115, paragraph 7 through 15 of FSP FAS 115-1/124-1, and to SAB Topic 5.M, the other than temporary loss should be recorded as a realized loss in the statement of operations rather than being included in accumulated other comprehensive loss as an element of stockholders' equity.

At January 1, 2009, SFAS 141(R) became effective and provided, in part, that any acquisition costs deferred pursuant to prior accounting requirements should be charged off on January 1, 2009.  This adjustment is also included as an amendment to the March 31, 2009 Form 10-Q/A.

	March 31, 2009
	As Previously
	Reported	Adjustments	As Restated
Consolidated balance sheet:
Deferred acquisition costs	$279,050	$(279,050)	$-
Accumulated other comprehensive loss	(1,188,594)	1,188,594	-
Accumulated deficit	(2,048,085)	(1,493,357)	(3,541,442)
Total stockholders equity	1,406,614	(304,763)	1,101,851

Consolidated statements of operations:
Net loss	(93,953)	(343,332)	(437,285)
Other comprehensive loss	(38,569)	38,569	-
Net comprehensive loss	(132,522)	(304,763)	(437,285)

Net loss per share, basic and diluted	$(0.10)	$(0.36)	$(0.46)

NOTE 4:        INVESTMENTS

Investments are summarized as follows at March 31, 2009 and December 31, 2008:

	2009	2008
Available for sale securities:
Cost	$108,545	$1,258,570
Realized loss	(64,282)	(1,150,025)
Unrealized loss	-	-
Total	$44,263	$108,545

Other investments:
Investments using the equity method:
Balance, beginning of period	$1,241,371	$1,410,482
Equity in earnings (loss)	11,500	(123,111)
Distributions from investments	(52,871)	(46,000)
Balance, end of period	1,200,000	1,241,371
Investments at cost	817,598	442,598
Investment deposits	20,000	90,000
	$2,037,598	$1,773,969

Equity investments consist of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Carrying value:
Chanticleer Investors, LLC (23%)	$1,150,000	$1,150,000
First Choice Mortgage (33 1/3%) (a)	-	41,371
Confluence Partners, LLC (50%)	50,000	50,000
	$1,200,000	$1,241,371
Equity in earnings (loss):
Chanticleer Investors, LLC	$11,500	$46,000
First Choice Mortgage	-	(169,111)
	$11,500	$(123,111)
Distributions:
Chanticleer Investors, LLC	$52,871	$46,000

Undistributed earnings (loss) included in accumulated deficit	$11,500	$(208,629)

(a) liquidated in January 2009.

The Company received investments in two companies in exchange for providing management services for one year.  The Company recorded the investments at their estimated fair market value and is amortizing the related deferred revenue over the one year period in which services are being provided.

Both companies are currently raising funds through the sale of equity securities.  Our investment in Remodel  Auction Incorporated is approximately 3% and our investment in Breezeplay, Inc. is approximately 2.8%.

Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  We valued our investment at 50% of the price Remodel was receiving from third parties for its stock.  Remodel Auction Incorporated is now listed on the Pink Sheets under the symbol REMD.

BreezePlay™ LLC (“BreezePlay” or the “Company”), headquartered in Charlotte, NC, is an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. The Company offers a proprietary monitoring system called EnviroScape™, which is the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings. BreezePlay field data demonstrate that energy consumption awareness will result in a 10-25% overall energy savings to the customer. Continuous monitoring and reporting of energy use via the EnviroScape Energy Management and Control panel, as well as the Internet, is provided so both customers and utilities can track how conservation efforts are saving energy and money. Energy providers can use this panel as a gateway to educate and encourage consumer restraint during peak load periods, thereby assisting in their Demand Response Management (DRM) programs. Furthermore, the panel allows the participating utility to monitor and control overall usage, in addition to certain energy-intensive systems within the home, such as HVAC systems, water heaters, swimming pool and spa pumps, and electric vehicle charging stations. BreezePlay has aligned with some of the country’s largest Investor Owned Utilities (IOUs), Electrical Cooperatives, and Municipal Power Companies, all of which have shown a strong interest to install the BreezePlay system into their customer base as rapidly as possible.

The Company’s unique technology process and business model gives it significant advantages over other home energy management systems, which are generally too complex, too expensive, and/or require smart meters (see Appendix D). Unlike many other software solutions in the marketplace, utilities are encouraged to be strategic partners with The Company, but the business model is not reliant on their participation. There is a pay per-unit installation price, as well as a monthly fee to BreezePlay for ongoing monitoring. Interactive, real-time, consumer energy management using smart grid technology has been an imperative goal of utilities for years and many are aggressively pursuing the BreezePlay system.

BreezePlay had raised more capital at the time of our contract and we valued our investment at the price at which BreezePlay was selling its common stock to third parties.

Following is a schedule of our two available for sale equity securities at March 31, 2009 and December 31, 2008.

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
March 31, 2009
Special Projects Group	$31,407	$-	$-	$31,407
Syzygy Entertainment, Ltd.	77,138	(64,282)	-	12,856
	$108,545	$(64,282)	$-	$44,263

December 31, 2008
Special Projects Group	$144,350	$(112,943)	$-	$31,407
Syzygy Entertainment, Ltd.	1,114,220	(1,037,082)	-	77,138
	$1,258,570	$(1,150,025)	$-	$108,545

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

NOTE 6:        COMMITMENTS AND CONTINGENCIES

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

NOTE 7:        GOING CONCERN

At March 31, 2009 and December 31, 2008, the Company had current assets of $34,626 and $23,556; current liabilities of $1,052,626 and $686,125; and negative working capital of $1,018,000 and $662,569, respectively.  The Company incurred a loss of $437,285 during the three month period ended March 31, 2009.  The Company receives quarterly cash inflow of $25,000 from management fees and $11,500 from investment distributions, but expects quarterly cash requirements of approximately $130,000 per quarter commencing in the second quarter of 2009, assuming the acquisitions discussed above are not completed.

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

Liquidity and capital resources

At March 31, 2009, we had a working capital deficit of $1,018,000 as compared to $662,569 at December 31, 2008.  Our working capital declined $355,431.  The decline consisted primarily of the increase in deferred revenue of $302,083.

As discussed in more detail in Note 6 to the condensed consolidated financial statements, on March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million and could close in the second quarter of 2009.

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

Comparison of three months ended March 31, 2009 and 2008

Revenues amounted to $103,417 ($25,000 from Investors LLC) in the three months ended March 31, 2009, as compared to $153,555 ($25,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned from unaffiliated companies.

General and administrative expense amounted to $205,004 in the 2009 quarter as compared to $298,641 in the 2008 quarter.  The principal decreases were professional fees of $69,705, printing and reproduction of $14,315 and travel and entertainment of $10,732.  The professional fees in 2008 were higher due to the initial work being done to raise capital for the pending acquisitions.

Other income (expense) amounted to ($56,648) in 2009 and ($16,199) in 2008.  The Company recorded an unrealized loss in 2008 from marketable equity securities in the amount of $17,500.  All marketable equity securities were sold by the end of 2008.  The Company recorded a loss of $64,282 in 2009 as a result of an other-than-temporary decline in valuation of its available-for-sale securities.

At January 1, 2009, SFAS 141(R) became effective and provided, in part, that any acquisition costs deferred pursuant to prior accounting requirements should be charged off on January 1, 2009.  This adjustment amounted to $279,050 at January 1, 2009.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures (restated)

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 5, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of March 31, 2009.  In connection with our decision to restate our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of December 31, 2008 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

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

•
We did not maintain effective control over the application, monitoring and reporting of the appropriate accounting policies related to deferred acquisition costs.  Specifically, we did not take into account paragraph 59 of SFAS 141(R) which became effective on January 1, 2009 and provides that acquisition related costs shall be expensed in the period in which they are incurred.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

Changes in internal control over financial reporting

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

The following exhibits are filed with this report on Form 10-Q/A.

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

CHANTICLEER HOLDINGS, INC.

Date: September 9, 2009	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer