Form 10-Q
period 2009-09-30
Chanticleer Holdings, Inc.
filed 2009-11-13
CIK 1106838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2009

Commission File Number: 000-29507

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer ID No)

11220 Elm Lane, Suite 203, Charlotte, NC  28277
(Address of principal executive office) (zip code)

4201 Congress Street, Suite 145, Charlotte, NC  28209
(Former address of principal executive office) (zip code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of October 31, 2009, was 984,911 shares.

Chanticleer Holdings, Inc. and Subsidiaries

PART 1:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$41,007	$14,151
Accounts receivable	7,899	5,150
Marketable securities	385,000	-
Due from related parties	93,442	-
Prepaid expenses	-	4,255
Total current assets	527,348	23,556
Property and equipment, net	31,308	36,161
Deferred acquisition costs	-	279,050
Investments at fair value	37,835	108,545
Other investments accounted for under the equity method	50,000	1,241,371
Other investments accounted for under the cost method	1,469,098	532,598
Deposits	28,980	3,980
Total assets	$2,144,569	$2,225,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$175,815	$178,325
Accrued expenses	9,500	500
Notes payable	350,000	500,000
Deferred revenue	114,583	-
Due to related parties	76,590	7,300
Total current liabilities	726,488	686,125

Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 984,911 shares at September 30, 2009 and
946,376 at December 31, 2008	985	946
Additional paid in capital	4,718,886	4,642,347
Unrealized loss on available-for-sale securities	(6,428)	-
Accumulated deficit	(3,295,362)	(3,104,157)
Total stockholders' equity	1,418,081	1,539,136
Total liabilities and stockholders' equity	$2,144,569	$2,225,261

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Management and consulting revenue
Affiliate	$17,125	$25,000
Other	163,750	-
	180,875	25,000
Expenses:
General and administrative expense	197,832	294,901
	197,832	294,901
Loss from operations before income taxes	(16,957)	(269,901)
Income taxes	-	-
Loss from operations	(16,957)	(269,901)

Other income (expense)
Unrealized gain (loss) from marketable equity securities	(98,000)	-
Realized gain from sales of investments	5,551	-
Equity in earnings of investments	-	11,500
Miscellaneous income	50	-
Interest income	11,500	-
Interest expense	(19,116)	(6,852)
Total other income (expense)	(100,015)	4,648
Net loss	(116,972)	(265,253)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(192,844)
Net comprehensive loss	$(116,972)	$(458,097)

Net loss per share, basic and diluted	$(0.12)	$(0.28)
Weighted average shares outstanding	978,159	945,053

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Management and consulting revenue
Affiliate	$88,625	$203,555
Other	330,978	-
	419,603	203,555
Expenses:
General and administrative expense	592,073	985,911
Acquisition related costs	279,050	-
Asset impairment	-	137,730
	871,123	1,123,641
Loss from operations before income taxes	(451,520)	(920,086)
Income taxes	-	-
Loss from operations	(451,520)	(920,086)

Other income (expense)
Unrealized gain from marketable equity securities	259,000	5,000
Realized loss from sale of investments	(8,731)	-
Equity in earnings of investments	23,000	11,748
Miscellaneous income	50	-
Interest income	11,500	-
Interest expense	(24,504)	(14,846)
Total other income (expense)	260,315	1,902
Net loss	(191,205)	(918,184)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(663,572)
Net comprehensive loss	$(191,205)	$(1,581,756)

Net loss per share, basic and diluted	$(0.20)	$(1.02)
Weighted average shares outstanding	957,087	899,338

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(191,205)	$(918,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized (gain) loss of marketable securities	(259,000)	(5,000)
Depreciation	9,001	8,581
Equity in (earnings) loss of investments	(23,000)	(11,748)
Common stock issued for services	-	7,993
Investment received in exchange for management services	(70,000)	-
Realized losses	8,731	-
Acquisition related costs	279,050	-
Asset impairment	-	137,730
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(750)	(4,462)
(Increase) decrease in prepaid expenses and other assets	(20,745)	14,250
Increase (decrease) in accounts payable and accrued expenses	6,490	129,137
(Increase) decrease in deferred acquisition costs	-	(279,050)
Loan from related parties, net	43,349	-
Increase (decrease) in deferred revenue	(260,417)	(128,555)
Net cash used in operating activities	(478,496)	(1,049,308)
Cash flows from investing activities
Purchase of fixed assets	(4,148)	(1,822)
Purchase of investments	(79,000)	(120,000)
Distributions from equity investments	64,371	34,500
Advance to Chanticleer Investors LLC	(69,500)	-
Proceeds from sale of investments	667,051	-
Net cash provided by (used in) operating activities	578,774	(87,322)
Cash flows from financing activities
Proceeds from sale of common stock	76,578	784,701
Cash overdraft	-	(25,736)
Loan repayment	(500,000)	-
Loan proceeds	350,000	378,228
Net cash provided by financing activities	(73,422)	1,137,193
Net increase in cash and cash equivalents	26,856	563
Cash and cash equivalents, beginning of period	14,151	183
Cash and cash equivalents, end of period	$41,007	$746

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$15,503	$6,594
Income taxes	-	-

Non-cash investing and financing activities:
Rescission of investment purchased with a note	-	70,000
Exchange of oil and gas investment for marketable securities	126,000	-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
  Notes to Consolidated Financial Statements
  (Unaudited)

NOTE 1: NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures") and Avenel Financial Services LLC ("Financial") (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.  Ventures has entered into consulting agreements with two clients and has received common stock from the clients for its business management and consulting services.  Financial was organized to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  Initial services are expected to include captive insurance, CHIRA and trust services, and Financial's business operation is currently being organized.

The Company formed Chanticleer Holdings, Ltd.,("CHL") a Jersey corporation, during the first quarter of 2009.  The Company plans to transfer the franchise rights for South Africa to this company and raise funds in Germany to fund initial development of four planned Hooters restaurant locations.  The Company is in a 50/50 joint venture with another company which will fund one-half of the costs.  CHL was not active at September 30, 2009, and the Company is pursuing another source of funding.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 13, 2009.

(4)
New accounting pronouncements - On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are not applicable to us.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for us on January 1, 2009 and did not have a significant impact on our consolidated financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for us on January 1, 2009 and did not impact our consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on our consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on our consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

NOTE 2: CHANGE IN REPORTING ENTITY

From May 23, 2005 until July 21, 2008, the Company operated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  As such, the Company was subject to different reporting requirements and methods of accounting for its investments.  With the change back to being an operating company, the Company is no longer subject to the requirements of a BDC and the Company was required to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

All consolidated financial statements issued by the Company commencing with the Form 10-Q filed for September 30, 2008 have been retroactively modified to exclude any prior BDC accounting.

NOTE 3: INVESTMENTS

Investments are summarized as follows at September 30, 2009 and December 31, 2008:

	2009	2008
Marketable equity securities:
North American Energy Resources, Inc. at cost	$126,000	$-
Valuation adjustment	259,000	-
	$385,000	$-
Available for sale securities:
Special Projects Group	$31,407	$31,407
Syzygy Entertainment, Ltd.	12,856	77,138
Cost less non-temporary impairment	44,263	108,545
Unrealized loss	(6,428)	-
Total	$37,835	$108,545
Investments using the equity method:
Balance, beginning of period	$1,241,371	$1,410,482
Equity in earnings (loss)	23,000	(123,111)
Sale of investment	(575,000)	-
Transfer to investments at cost	(575,000)	-
Distributions	(64,371)	(46,000)
Balance, end of period	$50,000	$1,241,371
Investments at cost:
Edison Nation, LLC (FKA Bouncing Brain Productions)	$250,000	$250,000
Remodel Auction	195,000	-
Lifestyle Innovations, Inc.	100,000	100,000
BreezePlay, Inc.	250,000	-
Chanticleer Investors LLC	575,000	-
Oil and gas investment	-	76,000
Chanticleer Investors II	16,598	16,598
Total	1,386,598	442,598
Deposits	82,500	90,000
Total other investments	$1,469,098	$532,598

Equity investments consist of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Carrying value:
Chanticleer Investors, LLC (11.5% and 23%)	$-	$1,150,000
First Choice Mortgage (33 1/3%) (a)	-	41,371
Confluence Partners, LLC (50%)	50,000	50,000
	$50,000	$1,241,371
Equity in earnings (loss):
Chanticleer Investors, LLC	$23,000	$46,000
First Choice Mortgage	-	(169,111)
	$23,000	$(123,111)
Distributions:
Chanticleer Investors, LLC	$23,000	$46,000
First Choice Mortgage	41,371	-
	$64,371	$46,000

Undistributed earnings (loss) included in accumulated deficit	$23,000	$(208,629)

(a) liquidated in January 2009.

During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company has classified the NAEY as a trading security and recorded a cumulative unrealized gain of $259,000 at September 30, 2009, based on the closing price of the stock on that date.  In addition, the Company sold 1/2 of its interest in Chanticleer Investors LLC for its carrying value of $575,000 during the second quarter and the remaining 11.5% interest was transferred from equity investments to cost investments.

The Company received common stock investments in two non-public companies in exchange for providing management services for one year during the quarter ended March 31, 2009.  The Company recorded the investments at their estimated fair market value of $375,000 and is amortizing the related deferred revenue over the one year period in which services are being provided.  The investments are being accounted for using the cost method.  At September 30, 2009, the Company owned 500,000 shares of Remodel Auction and 250,000 shares of BreezePlay.

Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  We valued our initial investment for 250,000 shares at 50% of the price Remodel was receiving from third parties for its stock.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 250,000 shares of Remodel common stock pursuant to its management agreement.

BreezePlay™ LLC (“BreezePlay”), headquartered in Charlotte, NC, is an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. BreezePlay offers a proprietary monitoring system called EnviroScape™, which is the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings.  BreezePlay’s unique technology process and business model gives it significant advantages over other home energy management systems, which are generally too complex, too expensive, and/or require smart meters. Unlike many other software solutions in the marketplace, utilities are encouraged to be strategic partners with BreezePlay, but the business model is not reliant on their participation. There is a pay per-unit installation price, as well as a monthly fee to BreezePlay for ongoing monitoring. Interactive, real-time, consumer energy management using smart grid technology has been an imperative goal of utilities for years and many are aggressively pursuing the BreezePlay system.  We valued the 250,000 shares we received in BreezePlay at $250,000, the price at which BreezePlay was selling its common stock to unrelated parties.

On May 31, 2006, we acquired debt owed by Lifestyle Innovations, Inc. with a face value of $1,177,395 for $100,000 in cash.  Lifestyle has traded under the symbol LFSI and has only had a deminimus amount of income from a royalty during the last three years.  LFSI is not currently a reporting company.  The debt was converted into a note with interest at 12% on July 1, 2008.  We currently own approximately 28% of the debt of LFSI.  LFSI is seeking an acquisition and is currently valued at approximately $400,000 as a shell, based on estimates provided by an attorney knowledgeable in the area.

On January 26, 2006, we acquired an investment in EE Investors, LLC with cash in the amount of $250,000.  We acquired 1,205 units (3.378%) in EE Investors, LLC, whose sole asset is 40% of Edison Nation, LLC (formerly Bouncing Brain Productions, LLC).  Edison Nation was formed to provide equity capital for new inventions and help bring them to market.  The initial business plan included developing the products and working with manufacturers and marketing organizations to sell the products.  This has evolved into a less hands-on program which involves selling products with patents to other larger companies and retaining royalties.  Edison Nation has not reached cash flow break-even yet, but has developed a number of companies for which they do product searches to supplement its business.  The managing member of EE Investors, LLC is in current discussions with another company that would acquire up to 50% of the ownership of EE Investors at a price which would allow the initial investors to get all of their money back while retaining a smaller interest on a go-forward basis.

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

The Company had non-interest bearing advances in the amount of $64,590 and $7,300 at September 30, 2009 and December 31, 2008, respectively, from a company partly owned by Mr. Pruitt and $12,000 at September 30, 2009 from personal colleagues of Mr. Pruitt.

At September 30, 2009, the Company had advanced $67,500 to Chanticleer Investors LLC, $21,907 to Green St. Energy, Inc. for whom the Company provides accounting services and for whom Mr. Pruitt is a director, and $4,035 to Chanticleer Holdings Limited, a Jersey corporation the Company may activate.

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

NOTE 7: ACQUISITION RELATED COSTS

FASB ASC 805-10-25-23 replaced prior guidance and became effective January 1, 2009.  Acquisition-related costs are defined as costs the acquirer incurs to effect a business combination.  The paragraph further provides that the acquirer shall account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services received.  Pursuant to the Company's planned acquisition of HI, the Company incurred $279,050 in acquisition-related costs which were capitalized in 2008 pursuant to accounting guidance in effect at that time.

FASB ASC 805-10-25-23 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Accordingly, on January 1, 2009 the Company charged its previously capitalized acquisition costs to expense on that date.

NOTE 8: GOING CONCERN

At September 30, 2009 and December 31, 2008, the Company had current assets of $527,348 and $23,556; current liabilities of $726,488 and $686,125; and a working capital deficit of $199,140 and $662,569, respectively.  The Company incurred a loss of $191,205 during the nine month period ended September 30, 2009.  In addition, the Company sold 1/2 of its interest in Chanticleer Investors, LLC for its carrying value of $575,000 during the second quarter.

At September 30, 2009, the Company had $41,007 in cash and has an advance to Investors in the amount of $67,500 available to be returned, giving the Company $108,507 in cash.

Cash administrative expenses were approximately $195,000 in the third quarter and are expected to be approximately $175,000 in the fourth quarter of 2009 and the first three quarters of 2010, assuming no other changes.  This total estimated future cash requirement of $700,000 is expected to be met with a combination of existing cash, sales of common stock and management fees and distributions from investments.

The Company formed Chanticleer Holdings, Ltd.,("CHL") a Jersey corporation, during the first quarter of 2009.  The Company planned to transfer the franchise rights for South Africa to this company and raise funds in Germany to fund initial development of four planned Hooters restaurant locations.  The Company is in a 50/50 joint venture with another company which will fund one-half of the costs.  CHL was not active at September 30, 2009, and the Company was pursuing another source of funds.

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

Liquidity and capital resources

At September 30, 2009 and December 31, 2008, the Company had current assets of $527,348 and $23,556; current liabilities of $726,488 and $686,125; and a working capital deficit of $199,140 and $662,569, respectively.  The Company incurred a loss of $191,205 during the nine month period ended September 30, 2009.  In addition, the Company sold ½ of its interest in Chanticleer Investors, LLC for its carrying value of $575,000 during the second quarter.

At September 30, 2009, the Company had $41,007 in cash and has an advance to Investors in the amount of $67,500 available to be returned, giving the Company $108,507 in cash.

Cash administrative expenses were approximately $195,000 in the third quarter and are expected to be approximately $175,000 in the fourth quarter of 2009 and the first three quarters of 2010, assuming no other changes.  This total estimated cash requirement of $700,000 is expected to be met with a combination of existing cash, sales of common stock and management fees and distributions from investments.

The Company formed Chanticleer Holdings, Ltd. ("CHL"), a Jersey corporation, during the first quarter of 2009.  The Company planned to transfer the franchise rights for South Africa to this company and raise funds in Germany to fund initial development of four planned Hooters restaurant locations.  The Company is in a 50/50 joint venture with another company which will fund one-half of the costs.  CHL was not active at September 30, 2009, and the Company was pursuing another source of funds.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company's ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Comparison of three months ended September 30, 2009 and 2008

Revenues amounted to $180,875 ($6,625 from Investors LLC) in the three months ended September 30, 2009, as compared to the $25,000 from Investors LLC in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned.

General and administrative expense amounted to $197,832 in the 2009 quarter as compared to $294,901 in the 2008 quarter.  The principal decreases were professional fees of $40,768, payroll of $28,546, franchise taxes of $16,225 and travel and entertainment of $4,682.  The professional fees in 2008 were higher due to the initial work being done to raise capital for the pending acquisitions.

Other income (expense) consists of the following for the three months ended September 30, 2009 and 2008.

	2009	2008
Unrealized gain (loss) from marketable securities	$(98,000)	$-
Realized gain from sale of investments	5,551	-
Equity in earnings of investments	-	11,500
Miscellaneous income	50	-
Interest income	11,500	-
Interest expense	(19,116)	(6,852)
	$(100,015)	$4,648

The Company recorded an unrealized loss from its investment in marketable equity securities during the September 2009 quarter, of $98,000, which decreased a portion of the $357,000 unrealized gain recorded in the June 2009 quarter.

The Company realized a gain of $5,551 from sales of marketable securities during the 2009 quarter.

As a result of the sale of 50% of its interest in Chanticleer Investors, LLC, the Company reduced its ownership to 11.5% and now accounts for this investment on the cost method.  The earnings included in equity in earnings of investments in 2008 is now included in interest income.

Interest expense increased during the 2009 quarter primarily due to the higher interest rate on funds borrowed at the end of the first quarter (18%) of 2009.

Comparison of nine months ended September 30, 2009 and 2008

Revenues amounted to $419,603 ($56,625 from Investors LLC and $5,500 from Syzygy Entertainment, Ltd. in cash) in the nine months ended September 30, 2009, as compared to the $203,553 ($75,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for all of the other revenue earned.

General and administrative expense amounted to $592,073 in the nine months ended September 30, 2009 as compared to $985,911 in the 2008 period.  The principal decreases were professional fees of $227,215, printing and reproduction of $20,218, payroll of $36,163 and travel and entertainment of $47,136.  The professional fees in 2008 were higher due to the initial work being done to raise capital for the pending acquisitions.

The Company charged its previously capitalized acquisition costs to expense on January 1, 2009, as a result of a revision in an accounting pronouncement.

Other income (expense) consists of the following for the nine months ended September 30, 2009 and 2008.

	2009	2008
Unrealized gain from marketable securities	$259,000	$5,000
Realized loss from sale of investments	(8,731)	-
Equity in earnings of investments	23,000	11,748
Miscellaneous income	50	-
Interest income	11,500	-
Interest expense	(24,504)	(14,846)
	$260,315	$1,902

The Company recorded an unrealized gain from appreciation of its investment in marketable equity securities during the 2009 period.

The realized loss of $8,731 consists of an other than temporary decline in value of available-for-sale securities in the amount of $64,282 in the first quarter of 2009, a gain from the exchange of our oil and gas property investments for marketable equity securities of $50,000 in the second quarter of 2009 and a gain of $5,551 from sales of marketable equity securities in the third quarter of 2009.

The equity in earnings of investments is from our investment in Investors LLC of $23,000 in 2009 and $34,500 in 2008, with a loss of $22,752 in 2008 from another investment which was liquidated in January 2009.  As a result of the sale of 50% of its interest in Chanticleer Investors, Ltd., the Company reduced its ownership to 11.5% and now accounts for this investment on the cost method.  The earnings included in equity in earnings of investments in prior periods is now included in interest income.

Interest expense increased during the 2009 quarter primarily due to the higher interest rate on funds borrowed at the end of the first quarter (18%) of 2009.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, the Company sold 38,535 shares of its common stock for net proceeds of $76,578 pursuant to a Reg S offering.

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

CHANTICLEER HOLDINGS, INC.

Date: November 13, 2009	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer and Chief Financial Officer