Form 10-K/A
period 2008-12-31
Chanticleer Holdings, Inc.
filed 2010-01-21
CIK 1106838

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
General and Administrative Expense (“G&A”)

G&A amounted to $1,131,830 in 2008 and $819,361 in 2007.  The more significant components of G&A are summarized as follows:

	2008	2007

Professional fees	$275,456	$199,113
Payroll	374,435	238,877
Travel and entertainment	106,203	112,911
Accounting and auditing	76,100	66,150
Other G & A	299,636	202,310
	$1,131,830	$819,361

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

As described in Note 3 to the consolidated financial statements, the Company has restated its December 31, 2008 consolidated financial statements due to management’s determination that its available-for-sale securities were impaired at December 31, 2008, and that these impairments were other than temporary.  Consequently, the unrealized losses on these securities have been recognized in the restated consolidated statement of operations rather than being recognized in other comprehensive income as a separate component of equity in the Company’s amended Form 10-K/A.

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
	(Restated
	Note 3)
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
	(Restated
	Note 3)
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
Years ended December 31, 2008 and 2007
(Restated - Note 3)

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
	(Restated
	Note 3)

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
	(Restated
	Note 3)

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

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the year ended December 31, 2007:

2007

Net increase in net assets from operations	$11,887
Fair value increases recorded for other
investments	(594,556)
Fair value increases recorded for available-
for-sale securities now included in other
comprehensive earnings (loss)	315,602
Equity in earnings (loss) of investments	(10,086)
Net loss of wholly-owned subsidiary not
previously consolidated	(1,366)
Net loss	(278,519)
Other comprehensive income (loss):
As originally reported	-
Unrealized gains (losses) on available-for-
sale securities	(315,602)
Net comprehensive income (loss)	$(594,121)

Net earnings (loss) per share, basic and diluted:
As originally reported	$0.01
Restated	$(0.35)

5.	INVESTMENTS

Investments are summarized as follows at December 31, 2008 and 2007:

	2008	2007
Marketable equity securities:
Cost	$-	$70,000
Unrealized loss	-	(5,000)
Total	-	65,000

Available for sale securities:
Cost	1,258,570	1,258,570
Realized loss	(1,150,025)	-
Unrealized loss	-	(242,004)
Total	108,545	1,016,566

Other investments:
Investments using the equity method:
Balance, beginning of year	1,410,482	1,420,566
Equity in earnings (loss)	(123,111)	35,916
Distributions received	(46,000)	(46,000)
Balance, end of year	1,241,371	1,410,482
Investments at cost	442,598	499,860
Investment deposits	90,000	20,000
	$1,773,969	$1,930,342

Equity investments consist of the following at December 31, 2008 and 2007:

	2008	2007
Carrying value:
Chanticleer Investors, LLC (23%)	$1,150,000	$1,150,000
First Choice Mortgage (33 1/3%) (a)	41,371	210,482
Confluence Partners, LLC (50%)	50,000	50,000
	$1,241,371	$1,410,482
Equity in earnings (loss):
Chanticleer Investors, LLC	$46,000	$46,000
First Choice Mortgage	(169,111)	(10,084)
	$(123,111)	$35,916
Distributions:
Chanticleer Investors, LLC	$46,000	$46,000

Undistributed losses included in accumulated deficit	$(208,629)	$(39,518)

(a) liquidated in January 2009.

We have investments in the common stock of two companies which comprise the total of our available-for-sale securities, as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Loss	Losses	Value
December 31, 2008
Special Projects Group	$144,350	$(112,943)	$-	$31,407
Syzygy Entertainment, Ltd.	1,114,220	(1,037,082)	-	77,138
	$1,258,570	$(1,150,025)	$-	$108,545

December 31, 2007
Special Projects Group	$144,350	$-	$(92,004)	$52,346
Syzygy Entertainment, Ltd.	1,114,220	-	(150,000)	964,220
	$1,258,570	$-	$(242,004)	$1,016,566

The summarized financial data for Chanticleer Investors LLC, of which we own 23%, follows:

	2008	2007

Revenue (interest income)	$300,000	$300,000
Gross profit	300,000	300,000
Income from continuing operations	199,506	199,232
Net income	199,506	199,232

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007

Office and computer equipment	$25,488	$23,666
Furniture and fixtures	39,607	39,607
	65,095	63,273
Accumulated depreciation	(28,934)	(17,736)
	$36,161	$45,537

7.	NOTES PAYABLE

At December 31, 2008 and 2007, the Company had notes payable as follows:

The Company has a line-of-credit with a bank in the amount of $500,000 which matures on June 3, 2009. The loan is guaranteed by the Chief Executive Officer of the Company and is collateralized by all inventory, chattel paper, accounts, equipment and general intangibles of the Company. The loan bears interest at 4% per annum at December 31, 2008.	$500,000	$95,272

The Company had a one -year note with a company which was due September 15, 2008. The loan bears interest at 4% and was used to acquire an investment. The transaction was rescinded on June 30, 2008.	-	70,000
	$500,000	$165,272

8.	INCOME TAXES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2010.

CHANTICLEER HOLDINGS, INC.

By: /s/	Michael D. Pruitt
Michael D. Pruitt, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

January 21, 2010	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

January 21, 2010	Director	/s/ Michael Carroll
Michael Carroll

January 21, 2010	Director	/s/ Brian Corbman
Brian Corbman

January 21, 2010	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz