Form 10-Q/A
period 2009-03-31
Chanticleer Holdings, Inc.
filed 2010-01-21
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A-2

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                                  March 31, 2009

Commission File Number:                      000-29507

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
Incorporation or Organization)

4201 Congress Street, Suite 145, Charlotte, NC  28209
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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 on May 5, 2009 (the "Original Report").  We are filing this Amendment No. 2 on Form 10-Q/A-2 (this "Amendment") to make the following changes:

•	Record an other than temporary decline in available-for-sale securities,
•	Reclassify the write-off of previously capitalized deferred acquisition costs pursuant to paragraph 59 of SFAS 141(R) which became effective on January 1, 2009,
•	Revise and expand disclosure of investments in Note 4,
•	Revise and expand disclosure in Item 4, and
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

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
	(Restated
	Note 3)
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

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(Restated
	Note 3)
Revenue
Management fee income from affiliate	$25,000	$25,000
Consulting income	78,417	128,555
	103,417	153,555
Expenses:
General and administrative expense	205,004	298,641
Acquisition related costs	279,050	-
	484,054	298,641
Loss from operations before income taxes	(380,637)	(145,086)
Income taxes	-	-
Loss from operations	(380,637)	(145,086)

Other income (expense)
Unrealized loss from marketable equity securities	-	(17,500)
Equity in earnings of investments	11,500	3,348
Interest expense	(3,866)	(2,047)
Other than temporary decline in available-for-sale securities	(64,282)	-
Total other income (expense)	(56,648)	(16,199)
Net loss	(437,285)	(161,285)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(20,938)
Net comprehensive loss	$(437,285)	$(182,223)

Net loss per share, basic and diluted	$(0.46)	$(0.19)
Weighted average shares outstanding	946,376	859,292

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
	(Restated
	Note 3)
Cash flows from operating activities
Net loss	$(437,285)	$(161,287)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in unrealized (gain) loss of marketable securities	-	17,500
Other than temporary decline in available-for-sale securities	64,282	-
Depreciation	3,000	2,930
Acquisition related costs	279,050	-
Equity in (earnings) loss of investments	(11,500)	(3,348)
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(1,657)	-
(Increase) decrease in prepaid expenses and other assets	4,255	(15,250)
Increase (decrease) in accounts payable and accrued expenses	16,169	11,152
Increase (decrease) in deferred revenue	(72,917)	(128,555)
Advances from related party	48,250	-
Net cash used in operating activities	(108,353)	(276,858)
Cash flows from investing activities
Purchase of fixed assets	(850)	(1,822)
Purchase of investments	-	(120,000)
Distributions from equity investments	11,500	11,500
Proceeds from sale of investments	111,371	-
Net cash provided by (used in) operating activities	122,021	(110,322)
Cash flows from financing activities
Proceeds from sale of common stock	-	200,000
Cash overdraft	-	(25,736)
Loan proceeds	-	214,228
Net cash provided by financing activities	-	388,492
Net increase in cash and cash equivalents	13,668	1,312
Cash and cash equivalents, beginning of period	14,151	183
Cash and cash equivalents, end of period	$27,819	$1,495

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$3,866	$2,047
Income taxes	-	-
Non-cash investing and financing activities:
Investments received for management consulting contracts	$375,000	$-

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

At January 1, 2009, SFAS 141(R) became effective and provided, in part, that any acquisition costs deferred pursuant to prior accounting requirements should be charged off on January 1, 2009.  This adjustment is also included as an amendment to the March 31, 2009 Form 10-Q/A-2.

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

(a) liquidated in January 2009.

The Company received investments in two companies in exchange for providing management services for one year.  The Company recorded the investments at their estimated fair market value of $375,000 and is amortizing the related deferred revenue over the one year period in which services are being provided.  The investments are being accounted for under the cost method.  At March 31, 2009, the Company owned 250,000 shares of BreezePlay and 500,000 shars of Remodel Auction.

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

ITEM 4:             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures (restated)

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 5, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of March 31, 2009.  In connection with our decision to restate our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

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

The following exhibits are filed with this report on Form 10-Q/A-2.

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

CHANTICLEER HOLDINGS, INC.

Date: January 21, 2010	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer