Form 10-Q/A
period 2009-06-30
Chanticleer Holdings, Inc.
filed 2010-01-21
CIK 1106838

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 11, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to make the following changes:

•	Reclassify the write-off of previously capitalized deferred acquisition costs pursuant to paragraph 59 of SFAS 141(R) which became effective on January 1, 2009,
•	Revise and expand disclosure of investments in Note 4,
•	Revise and expand disclosure regarding liquidity and capital resources,
•	Revise and expand disclosure in Item 4, and
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

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

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
	(Restated
	Note 7)
Management and consulting revenue
Affiliate	$50,000	$50,000
Other	188,728	128,555
	238,728	178,555
Expenses:
General and administrative expense	394,241	691,010
Acquisition related costs	279,050	-
Asset impairment	-	137,730
	673,291	828,740
Loss from operations before income taxes	(434,563)	(650,185)
Income taxes	-	-
Loss from operations	(434,563)	(650,185)

Other income (expense)
Unrealized gain from marketable equity securities	357,000	5,000
Realized loss from sale of investments	(14,282)	-
Equity in earnings of investments	23,000	248
Interest expense	(5,388)	(7,994)
Total other income (expense)	360,330	(2,746)
Net loss	(74,233)	(652,931)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(470,908)
Net comprehensive loss	$(74,233)	$(1,123,839)

Net loss per share, basic and diluted	$(0.08)	$(0.75)
Weighted average shares outstanding	946,376	876,247

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

Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  We valued our investment at 50% of the price Remodel was receiving from third parties for its stock (500,000 shares at $0.25 per share)

BreezePlay™ LLC (“BreezePlay”), headquartered in Charlotte, NC, is an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. BreezePlay offers a proprietary monitoring system called EnviroScape™, which is the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings. BreezePlay field data demonstrate that energy consumption awareness will result in a 10-25% overall energy savings to the customer. Continuous monitoring and reporting of energy use via the EnviroScape Energy Management and Control panel, as well as the Internet, is provided so both customers and utilities can track how conservation efforts are saving energy and money. Energy providers can use this panel as a gateway to educate and encourage consumer restraint during peak load periods, thereby assisting in their Demand Response Management (DRM) programs. Furthermore, the panel allows the participating utility to monitor and control overall usage, in addition to certain energy-intensive systems within the home, such as HVAC systems, water heaters, swimming pool and spa pumps, and electric vehicle charging stations. BreezePlay has aligned with some of the country’s largest Investor Owned Utilities (IOUs), Electrical Cooperatives, and Municipal Power Companies, all of which have shown a strong interest to install the BreezePlay system into their customer base as rapidly as possible.

BreezePlay’s unique technology process and business model gives it significant advantages over other home energy management systems, which are generally too complex, too expensive, and/or require smart meters. Unlike many other software solutions in the marketplace, utilities are encouraged to be strategic partners with BreezePlay, but the business model is not reliant on their participation. There is a pay per-unit installation price, as well as a monthly fee to BreezePlay for ongoing monitoring. Interactive, real-time, consumer energy management using smart grid technology has been an imperative goal of utilities for years and many are aggressively pursuing the BreezePlay system.  We valued our investment in BreezePlay at the price it was being sold to unrelated third parties in a private placement (250,000 shares at $1.00 per share).

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

NOTE 7:	ACQUISITION RELATED COSTS

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

Liquidity and capital resources

At June 30, 2009 and December 31, 2008, the Company had current assets of $971,862 and $23,556; current liabilities of $1,060,310 and $686,125; and a working capital deficit of $88,448 and $662,569, respectively.  The Company incurred a loss of $74,233 during the six month period ended June 30, 2009.  After we filed the Form 10-Q for March 31, 2009, we determined that it was in our best interests to bring in another partner, to whom we sold 1/2 of our 23% interest for $575,000.  In addition, we felt that the convertibility feature of the debt was one of the principal upsides to the transaction and the other investors also wanted to keep this upside, which with an improved economy could prove to be very valuable.  In addition, the interest rate was increased from 6% to 8% for the 18 month extension.  The company continues to be profitable and we did not find any negative indications which would indicate a problem with collectability.  Our ability to sell half of our investment for cost would seem to further support a lack of any impairment at this time.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

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

The following exhibits are filed with this report on Form 10-Q-A.

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