Form 10-Q/A
period 2009-09-30
Chanticleer Holdings, Inc.
filed 2010-01-28
CIK 1106838

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 13, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to make the following changes:

•	To value the 500,000 shares of Remodel Auction Incorporated at $150,000 instead of the original valuation of $70,000 due to revised pricing information,
•	Revise and expand disclosure of investments in Note 3,
•	Update disclosure in MD&A,
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

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

Chanticleer Holdings, Inc. and Subsidiaries

PART 1:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$41,007	$14,151
Accounts receivable	7,899	5,150
Marketable securities	385,000	-
Due from related parties	93,442	-
Prepaid expenses	-	4,255
Total current assets	527,348	23,556
Property and equipment, net	31,308	36,161
Deferred acquisition costs	-	279,050
Investments at fair value	37,835	108,545
Other investments accounted for under the equity method	50,000	1,241,371
Other investments accounted for under the cost method	1,549,098	532,598
Deposits	28,980	3,980
Total assets	$2,224,569	$2,225,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$175,815	$178,325
Accrued expenses	9,500	500
Notes payable	350,000	500,000
Deferred revenue	114,583	-
Due to related parties	76,590	7,300
Total current liabilities	726,488	686,125

Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares;
issued and outstanding 984,911 shares at September 30, 2009 and
946,376 at December 31, 2008	985	946
Additional paid in capital	4,718,886	4,642,347
Unrealized loss on available-for-sale securities	(6,428)	-
Accumulated deficit	(3,215,362)	(3,104,157)
Total stockholders' equity	1,498,081	1,539,136
Total liabilities and stockholders' equity	$2,224,569	$2,225,261

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Management and consulting revenue
Affiliate	$17,125	$25,000
Other	243,750	-
	260,875	25,000
Expenses:
General and administrative expense	197,832	294,901
	197,832	294,901
Loss from operations before income taxes	63,043	(269,901)
Income taxes	-	-
Loss from operations	63,043	(269,901)

Other income (expense)
Unrealized gain (loss) from marketable equity securities	(98,000)	-
Realized gain from sales of investments	5,551	-
Equity in earnings of investments	-	11,500
Miscellaneous income	50	-
Interest income	11,500	-
Interest expense	(19,116)	(6,852)
Total other income (expense)	(100,015)	4,648
Net loss	(36,972)	(265,253)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(192,844)
Net comprehensive loss	$(36,972)	$(458,097)

Net loss per share, basic and diluted	$(0.04)	$(0.28)
Weighted average shares outstanding	978,159	945,053

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Management and consulting revenue
Affiliate	$88,625	$203,555
Other	410,978	-
	499,603	203,555
Expenses:
General and administrative expense	592,073	985,911
Acquisition related costs	279,050	-
Asset impairment	-	137,730
	871,123	1,123,641
Loss from operations before income taxes	(371,520)	(920,086)
Income taxes	-	-
Loss from operations	(371,520)	(920,086)

Other income (expense)
Unrealized gain from marketable equity securities	259,000	5,000
Realized loss from sale of investments	(8,731)	-
Equity in earnings of investments	23,000	11,748
Miscellaneous income	50	-
Interest income	11,500	-
Interest expense	(24,504)	(14,846)
Total other income (expense)	260,315	1,902
Net loss	(111,205)	(918,184)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	-	(663,572)
Net comprehensive loss	$(111,205)	$(1,581,756)

Net loss per share, basic and diluted	$(0.12)	$(1.02)
Weighted average shares outstanding	957,087	899,338

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities
Net loss	$(111,205)	$(918,184)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in unrealized (gain) loss of marketable securities	(259,000)	(5,000)
Depreciation	9,001	8,581
Equity in (earnings) loss of investments	(23,000)	(11,748)
Common stock issued for services	-	7,993
Investment received in exchange for management services	(150,000)	-
Realized losses	8,731	-
Acquisition related costs	279,050	-
Asset impairment	-	137,730
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(750)	(4,462)
(Increase) decrease in prepaid expenses and other assets	(20,745)	14,250
Increase (decrease) in accounts payable and accrued expenses	6,490	129,137
(Increase) decrease in deferred acquisition costs	-	(279,050)
Loan from related parties, net	43,349	-
Increase (decrease) in deferred revenue	(260,417)	(128,555)
Net cash used in operating activities	(478,496)	(1,049,308)
Cash flows from investing activities
Purchase of fixed assets	(4,148)	(1,822)
Purchase of investments	(79,000)	(120,000)
Distributions from equity investments	64,371	34,500
Advance to Chanticleer Investors LLC	(69,500)	-
Proceeds from sale of investments	667,051	-
Net cash provided by (used in) operating activities	578,774	(87,322)
Cash flows from financing activities
Proceeds from sale of common stock	76,578	784,701
Cash overdraft	-	(25,736)
Loan repayment	(500,000)	-
Loan proceeds	350,000	378,228
Net cash provided by financing activities	(73,422)	1,137,193
Net increase in cash and cash equivalents	26,856	563
Cash and cash equivalents, beginning of period	14,151	183
Cash and cash equivalents, end of period	$41,007	$746

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$15,503	$6,594
Income taxes	-	-

Non-cash investing and financing activities:
Rescission of investment purchased with a note	-	70,000
Exchange of oil and gas investment for marketable securities	126,000	-

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

NOTE 3:            INVESTMENTS

Investments are summarized as follows at September 30, 2009 and December 31, 2008:

	2009	2008
Marketable equity securities:
North American Energy Resources, Inc. at cost	$126,000	$-
Valuation adjustment	259,000	-
	$385,000	$-
Available for sale securities:
Special Projects Group	$31,407	$31,407
Syzygy Entertainment, Ltd.	12,856	77,138
Cost less non-temporary impairment	44,263	108,545
Unrealized loss	(6,428)	-
Total	$37,835	$108,545
Investments using the equity method:
Balance, beginning of period	$1,241,371	$1,410,482
Equity in earnings (loss)	23,000	(123,111)
Sale of investment	(575,000)	-
Transfer to investments at cost	(575,000)	-
Distributions	(64,371)	(46,000)
Balance, end of period	$50,000	$1,241,371
Investments at cost:
Edison Nation, LLC (FKA Bouncing Brain Productions)	$250,000	$250,000
Remodel Auction	275,000	-
Lifestyle Innovations, Inc.	100,000	100,000
BreezePlay, Inc.	250,000	-
Chanticleer Investors LLC	575,000	-
Oil and gas investment	-	76,000
Chanticleer Investors II	16,598	16,598
Total	1,466,598	442,598
Deposits	82,500	90,000
Total other investments	$1,549,098	$532,598

Equity investments consist of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Carrying value:
Chanticleer Investors, LLC (11.5% and 23%)	$-	$1,150,000
First Choice Mortgage (33 1/3%) (a)	-	41,371
Confluence Partners, LLC (50%)	50,000	50,000
	$50,000	$1,241,371
Equity in earnings (loss):
Chanticleer Investors, LLC	$23,000	$46,000
First Choice Mortgage	-	(169,111)
	$23,000	$(123,111)
Distributions:
Chanticleer Investors, LLC	$23,000	$46,000
First Choice Mortgage	41,371	-
	$64,371	$46,000

Undistributed earnings (loss) included in accumulated deficit	$23,000	$(208,629)

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

The Company received common stock investments in two non-public companies in exchange for providing management services for one year during the quarter ended March 31, 2009.  The Company recorded the investments at their estimated fair market value of $375,000 and is amortizing the related deferred revenue over the one year period in which services are being provided.  The investments are being accounted for using the cost method.  At September 30, 2009, the Company owned 1,000,000 shares of Remodel Auction and 250,000 shares of BreezePlay.

Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  We valued our initial investment for 500,000 shares at 50% of the price Remodel was receiving from third parties for its stock.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 500,000 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 500,000 shares at the trading price of the stock on that date of $0.30 per share and recognized $150,000 in management income.

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

NOTE 8:            GOING CONCERN

At September 30, 2009 and December 31, 2008, the Company had current assets of $527,348 and $23,556; current liabilities of $726,488 and $686,125; and a working capital deficit of $199,140 and $662,569, respectively.  The Company incurred a loss of $111,205 during the nine month period ended September 30, 2009.  In addition, the Company sold 1/2 of its interest in Chanticleer Investors, LLC for its carrying value of $575,000 during the second quarter.

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

Liquidity and capital resources

At September 30, 2009 and December 31, 2008, the Company had current assets of $527,348 and $23,556; current liabilities of $726,488 and $686,125; and a working capital deficit of $199,140 and $662,569, respectively.  The Company incurred a loss of $111,205 during the nine month period ended September 30, 2009.  In addition, the Company sold ½ of its interest in Chanticleer Investors, LLC for its carrying value of $575,000 during the second quarter.

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

Comparison of three months ended September 30, 2009 and 2008

Revenues amounted to $260,875 ($6,625 from Investors LLC) in the three months ended September 30, 2009, as compared to the $25,000 from Investors LLC in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned.

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

As a result of the sale of 50% of its interest in Chanticleer Investors, LLC, the Company reduced its ownership to 11.5% and now accounts for this investment on the cost method.  Under the cost method, earnings are now included in interest income.

Interest expense increased during the 2009 quarter primarily due to the higher interest rate on funds borrowed at the end of the first quarter (18%) of 2009.

Comparison of nine months ended September 30, 2009 and 2008

Revenues amounted to $499,603 ($56,625 from Investors LLC and $5,500 from Syzygy Entertainment, Ltd. in cash) in the nine months ended September 30, 2009, as compared to the $203,553 ($75,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for all of the other revenue earned.

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

The Company recorded an unrealized gain from appreciation of its investment in marketable equity securities during the 2009 period of $259,000 as compared to $5,000 in the 2008 period.

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

The equity in earnings of investments is from our investment in Investors LLC of $23,000 in 2009 and $34,500 in 2008, with a loss of $22,752 in 2008 from another investment which was liquidated in January 2009.  As a result of the sale of 50% of its interest in Chanticleer Investors, Ltd., the Company reduced its ownership to 11.5% and now accounts for this investment on the cost method.  Under the cost method, earnings are now included in interest income.

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

CHANTICLEER HOLDINGS, INC.

Date: January 26, 2010	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer