Form 10-Q/A
period 2009-09-30
Chanticleer Holdings, Inc.
filed 2010-02-23
CIK 1106838

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 on November 13, 2009 (the "Original Report") and we filed our First Amended Quarterly Report ("First Amended Report") on January 28, 2010.  We are filing this Amendment No. 2 on Form 10-Q/A-2 (this "Second Amendment") to make the following changes:

•	To add Note 9 for the restatement;
•	To add restated reference in the financial statements; and
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

This Second Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "SEC") in connection with the staff's review of the Original Report.  We have made no attempt in this Second Amendment to modify or update the disclosures presented in the Original Report or the First Amended Quarterly Report other than as noted in the previous paragraph.  Also, this Amendment does not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

Chanticleer Holdings, Inc. and Subsidiaries

INDEX

PART 1:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	2009	2008
	(Restated
	Note 9)
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
	(Restated
	Note 9)
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
	(Restated
	Note 9)
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
	(Restated
	Note 9)
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

NOTE 9:	RESTATEMENT

The financial statements are being restated as a result of new information which became available on or about January 28, 2010, relating to the valuation of Remodel Auction Incorporated.  The shares were originally valued at $70,000.  The corrected pricing results in the shares being valued at $150,000.

The following table presents the originally reported amounts, the adjustment made and the restated amount.

	As originally
	reported	Adjustment	As restated

Balance sheet:
Other investments accounted for under the cost method	$1,469,098	$80,000	$1,549,098
Accumulated deficit	(3,295,362)	80,000	(3,215,362)

Statement of operations:
Three months ended September 30, 2009
Management consulting income - other	163,750	80,000	243,750
Net loss	(116,972)	80,000	(36,972)
Net loss per share, basic and diluted	$(0.12)		$(0.04)

Nine months ended September 30, 2009
Management consulting income - other	330,978	80,000	410,978
Net loss	(191,205)	80,000	(111,205)
Net loss per share, basic and diluted	$(0.20)		$(0.12)

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CHANTICLEER HOLDINGS, INC.

Date: February 23, 2010	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and Chief Financial Officer