Form 10-K
period 2009-12-31
Chanticleer Holdings, Inc.
filed 2010-03-31
CIK 1106838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number    000-29507

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11220 Elm Lane, Suite 103, Charlotte, NC  28277
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:                    (704) 366-5122

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($5.40 per share) (636,447 of 946,376 shares): $3,436,814 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 1,246,376 shares of common stock issued and 984,911 shares outstanding as of March 25, 2010.

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its wholly owned subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL") and DineOut SA Ltd. ("DineOut") collectively referred to as “the Company,” “we,” “us,” or “the Companies”.

Information regarding the Company's subsidiaries is as follows:

•
Advisors was formed as a Nevada Limited Liability Company on January 18, 2007 to manage an affiliate company, Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company (For additional information, see www.chanticleeradvisors.com.);

•	Ventures was formed as a Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;
•
AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation is currently being organized and is expected to initially include captive insurance, CHIRA and trust services;

•	CHL was formed as a Limited Liability Company in Jersey on March 24, 2009 and was intended to be used to raise capital in Europe, but has not been activated;

•
DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to own the Company's 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa.

On April 18, 2006, the Company formed Chanticleer Investors LLC (“Investors LLC”) and sold units for $5,000,000. Investors LLC’s principal asset is a convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“Hooters”), collateralized by and convertible into 2% of Hooters common stock. The original note included interest at 6% and was due May 24, 2009. The note was extended until November 24, 2010 and included an increase in the interest rate to 8%.

The Company owned $1,250,000 (23%) of Investors LLC at December 31, 2008 and until May 29, 2009 when it sold 1/2 of its share for $575,000. Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly). Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.

On July 31, 2006, the Company formed Investors II.  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities and has now completed its third year of operations with $1,244,765 under management at December 31, 2009.

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

Pursuant to Regulation S-X, Rule 6, the Company operated on a non-consolidated basis until July 21, 2008.  Operations of the portfolio companies were reported at the portfolio company level and only the appreciation or impairment of these investments was included in the Company’s financial statements.  Subsequent to July 21, 2008, as noted above, we ceased operating as a BDC and prepared consolidated financial statements with our wholly owned subsidiaries.

SEGMENTS OF BUSINESS

The Company is organized into three business segments as of the end of 2009, two of which were added during 2009 and have not had any revenues as of December 31, 2009.  See Note 11.

Management and consulting services
The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors II.

Insurance and specialized financial services
We have formed AFS to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation is currently being organized and is expected to initially include captive insurance, CHIRA and trust services.

Operation of restaurants (South Africa)
The Company formed DineOut to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  The initial restaurant opened December 2009 in Durban, South Africa and operations will commence in January 2010.  In the initial restaurant DineOut has a 15.56% interest in restaurant cash flows until the limited partners receive payout and a 41.39% interest in restaurant cash flows after limited partner payout.  The second location is planned to open in Johannesburg in April 2010 with a third location planned to open in Pretoria before the end of the second quarter, in time for the 2010 FIFA World Cup events.  DineOut sold its LP interest in the Durban restaurant effective February 28, 2010 and will have a 10% and 40% interest, before and after LP payout, respectively after February 28, 2010.

NARRATIVE DESCRIPTION OF BUSINESS

NEW BUSINESS MODEL

We intend to pursue a business model whereby we acquire ownership in restaurant-related companies, principally the Hooters brand and concept.  We also intend to continue to provide business management and consulting services to clients who need assistance in becoming publicly traded.  We have also formed AFS to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation is currently being organized and is expected to initially include captive insurance, CHIRA and trust services.

DineOut will own our share of the Hooters locations in South Africa.  Each restaurant is being organized as a limited partnership.  In the first location in Durban, South Africa, the Hooters Durban, LP is structured as follows.  DineOut owns 50% of the general partner ("GP") interest and owns a 5.56% limited partner ("LP") interest.  The LP interest is allocated 80% of the restaurant cash flow until they have received a return of their capital and a pre-tax compounded return on that capital of 20%.  After the LP interest has received its return, the LP interest share will reduce to 20% and the GP interest will increase to 80%.  DineOut initially has a 10% GP interest and a 5.56% LP interest which will convert to 40% GP interest and 1.39% LP interest after the LP payout.  The Company sold its LP interest in the Durban location effective February 28, 2010.

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

PENDING ACQUISITION
Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million.

The termination date for the Company's pending acquisition of the stock of HI and certain of its related entities has passed.  Although the sellers have not, to date, exercised their rights to terminate the agreements and the Company continues to seek to consummate these transactions, there is no assurance that the Company will be able to close the pending acquisition.

In addition, the commitment letters from certain financial institutions to provide one or more related entities of the Company the Senior Secured Credit have expired, primarily due to the inability of the Company to raise the necessary equity portion of the financing at acceptable terms in today's financial environment.  The Company continues to communicate with the financial institutions that agreed to provide the credit facility; however, there can be no assurance that the Company will be successful in obtaining any financing or that the terms of any credit facility in the future will be acceptable to the Company.

Texas Wings

On July 8, 2008, the Company entered into an Asset Purchase Agreement ("APA") to acquire substantially all of the assets of Texas Wings Incorporated and its 45 related Hooters branded restaurants for total consideration of approximately $106 million.  On May 13, 2009, the Company received written notification terminating this APA, because one or more of the conditions to closing could not be timely satisfied.

EMPLOYEES

At December 31, 2009 and 2008, we had 6 and 4 full-time employees, respectively.

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

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	PROPERTIES

Effective August 1, 2009, the Company entered into a new office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC  28277.

Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. However, from time to time, we may be a party to certain legal proceedings in the ordinary course of business.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Disclosure eliminated effective February 28, 2010.

Part II

ITEM 4:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and currently trades under the symbol "CCLR".

The market closing, high and low prices during each quarter for the two years ended December 31, 2009, are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

March 31, 2009	$4.50	$5.75	$1.01
June 30, 2009	5.40	5.55	3.00
September 30, 2009	3.99	5.40	2.25
December 31, 2009	4.00	5.50	2.05

March 31, 2008	6.50	8.00	5.40
June 30, 2008	7.00	7.00	5.10
September 30, 2008	7.00	7.00	5.75
December 31, 2008	5.75	7.00	5.50

Number of Shareholders and Total Outstanding Shares

As of February 10, 2010, there were 1,246,376 shares of common stock issued and 984,911 shares of common stock outstanding, held by approximately 46 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.  The Company issued 261,465 shares of its common stock valued at $2.05 per share based on the trading price on the issuance date, October 29, 2009, to DineOut for 4,000,000 shares of DineOut common stock.  DineOut is a wholly owned subsidiary at December 31, 2009 and the value of these shares of $536,003 is included in treasury stock at December 31, 2009 upon consolidation.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchase transactions to report for our fiscal year ended December 31, 2009.

ITEM 5:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 6:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Analysis of Business

We intend to pursue a business model whereby we acquire ownership in restaurant-related companies, principally the Hooters brand and concept.  We also intend to continue to provide business management and consulting services to clients who need assistance in becoming publicly traded.  We have also formed AFS to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation is currently being organized and is expected to initially include captive insurance, CHIRA and trust services.

DineOut will own our share of the Hooters locations in South Africa.  Each restaurant is being organized as a limited partnership.  In the first location in Durban, South Africa, the Hooters Durban, LP is structured as follows.  DineOut owns 50% of the general partner ("GP") interest and owns a 5.56% limited partner ("LP") interest.  The LP interest is allocated 80% of the restaurant cash flow until they have received a return of their capital and a pre-tax compounded return on that capital of 20%.  After the LP interest has received its return, the LP interest share will reduce to 20% and the GP interest will increase to 80%.  DineOut initially has a 10% GP interest and a 5.56% LP interest which will convert to 40% GP interest and 1.39% LP interest after the LP payout.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 and 2008, the Company had current assets of $60,180 and $23,556; current liabilities of $735,651 and $686,125; and a working capital deficit of $675,471 and $662,569, respectively.  The Company incurred a loss of $813,696 during the year ended December 31, 2009 and had an unrealized loss from available-for-sale securities of $84,000 resulting in a comprehensive loss of $897,696.

The Company's general and administrative expenses averaged approximately $200,000 per quarter during 2009, including initial costs in AFS and DineOut.  The Company expects cost to remain relatively constant in 2010 with probable increases in AFS and DineOut to be offset by expected revenues from the insurance and financial service products of AFS and Hooters restaurants in South Africa of DineOut, respectively.  In addition, the Company has a note for $250,000 owed to its bank and another note for $162,500 owed to an individual which are due in 2010.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (3 planned).  The Company used limited partner investors for $300,000 of their requirement for the restaurant opened in December.

The Company expects to meet its obligations in 2010 with some or all of the following:

•	New convertible notes - $150,000 raised in January 2010;
•
The Company holds 4,000,000 shares in DineOut which are free-trading on the Frankfort Exchange and are currently trading at approximately €2.00 (approximately $2.80) per share.  The Company plans to sell some of these shares to meet its short-term capital requirements;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter;
•	Extend a portion of its existing line of credit and note payable;
•	The Company expects to raise at least a portion of its cash requirements for the South Africa restaurants from limited partners; and
•
DineOut IPO - In February 2010, the Company began selling a portion of its DineOut shares in an IPO on the Frankfort Exchange.  The Company expects to use these proceeds to fund their financial commitment in South Africa and for other corporate purposes.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

BUSINESS SEGMENTS

The Company is organized into three business segments as of the end of 2009, two of which were added during 2009 and have not had any revenues as of December 31, 2009.  The financial information about these business segments is included in Note 11.

RESULTS OF OPERATIONS

Revenue

Revenue amounted to $602,978 in 2009 and $234,055 in 2008.  Cash revenues were $74,250 in 2009 and $105,500 in 2008.  Non-cash revenues from management fees include $504,167 in 2009 and include $128,555 in 2008 which was recognized from the receipt of securities for our services.  In addition, 2009 included revenues from a related party of $24,000 which had not been collected at December 31, 2009.  The majority of our cash revenues are management fees from Investors LLC.  Investors LLC has one principal asset, a $5,000,000 convertible note with HOA, which was extended until November 2010.

The fair value of the equity instruments received was determined based upon the stock prices as of the date we reached an agreement with the third party.  The terms of the securities are not subject to adjustment after the measurement date.  See Note 3 for details.

General and Administrative Expense (“G&A”)

G&A amounted to $816,198 in 2009 and $1,131,830 in 2008.  The more significant components of G&A are summarized as follows:

	2009	2008

Professional fees	$106,379	$275,456
Payroll	385,320	374,435
Travel and entertainment	57,120	106,203
Accounting and auditing	59,675	76,100
Other G&A	207,704	299,636
	$816,198	$1,131,830

The majority of the decrease in professional fees, travel and entertainment and accounting and auditing are a result of the planned acquisition of HI and Texas Wings which was active during 2008.

G&A costs are expected to continue at approximately the same level as 2009, $200,000 per quarter, with the costs associated with the activities of Ventures, AFS and DineOut increasing.  Revenue is expected to exceed this increase in expense.

Asset Impairment

In 2009, the Company recorded an impairment of our equity investment in Confluence Partners of $50,000 due to the uncertain SPAC market.  In 2008, we recorded an impairment loss of $52,216 on our investment in two gas wells, primarily due to a reduction in gas prices from which the estimated future cash flow was calculated.

Deferred acquisition costs

FASB ASC 805-10-25-23 replaced prior guidance and became effective January 1, 2009.  Acquisition-related costs are defined as costs the acquirer incurs to effect a business combination and further provides that the acquirer shall account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services received.  Pursuant to the Company's planned acquisition of HI, the Company incurred $279,050 in acquisition-related costs which were capitalized in 2008 pursuant to accounting guidance in effect at that time.

FASB ASC 805-10-25-23 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.  Accordingly, on January 1, 2009 the Company charged its previously capitalized acquisition costs to expense on that date.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31, 2009 and 2008:

	2009	2008
Other income (expense):
Equity in earnings (losses) of investments	$23,000	$(123,111)
Realized gains from sale of investments	58,697	-
Unrealized gains (losses) of marketable equity securities	-	5,000
Interest expense	(33,914)	(20,486)
Interest income	23,000	-
Miscellaneous income	50	-
Other than temporary decline in available-for-sale securities	(342,259)	(1,150,025)
	$(271,426)	$(1,288,622)

Equity in Earnings (Losses) of Investments

Equity in earnings of investments includes our share of earnings (losses) from investments in which we own at least 20% and are being accounted for using the equity method.  This included income from Investors of $23,000 and $46,000 in 2009 and 2008, respectively, and a loss from First Choice Mortgage, which was closed at the end of 2008, of $169,111 in 2008.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in marketable equity securities in 2009 for $8,697 and a $50,000 gain from the exchange of our oil and gas property investment for marketable equity securities.

Unrealized Gains (Losses) of Marketable Equity Securities

The Company recorded an unrealized gain from trading securities of $5,000 in 2008.

Interest Expense

Interest expense increased in 2009 from 2008 primarily due to the higher interest rate on a portion of the debt which was added in 2009.

Interest Income

Interest income includes our earnings from Investors in 2009, after we sold 1/2 of our 23% investment in May 2009.

Other than Temporary Decline in Available-for-Sale Securities

The Company determined that its investment in available-for-sale securities had an other than temporary decline in value and recorded a realized loss in the amount of $342,259 and $1,150,025 in 2009 and 2008, respectively.  Valuations were determined based on the quoted market price for the stock on December 31, 2009 and 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  See Note 2.

CRITICAL ACCOUNTING POLICIES

The SEC has suggested companies provide additional disclosure and commentary on their most critical accounting policies, which they defined as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policy is the valuation of our investments.  The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.  Our evaluation process is intended to provide a consistent basis for determining the fair value of our available-for-sale investments.  In summary, for individual securities classified as available-for-sale securities, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be  other than temporary, the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings (accounted for as a realized loss).  The new cost basis shall not be changed for subsequent recoveries in fair value.  Subsequent increases in the fair value of available-for-sale securities shall be included in other comprehensive income and subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included in other comprehensive income.

The first step in the analysis is to determine if the security is impaired.  All of our available-for-sale securities were listed and we use the closing market price to determine the amount of impairment if any.  The second step, if there is an impairment, is to determine if the impairment is other than temporary.  To determine if a decline in the value of an equity security is other than temporary and that a write-down of the carrying value is required, we considered the following:

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

OFF-BALANCE SHEET ARRANGEMENTS

Effective August 1, 2009, the Company entered into a new office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC  28277.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 6A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 7:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

CREASON & ASSOCIATES, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, Oklahoma  74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Chanticleer Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chanticleer Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Chanticleer Holdings, Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Chanticleer Holdings, Inc. has planned expansion of business for 2010 which will require substantial financing.  In addition, the Company has incurred substantial net losses and negative cash flows from operations for the past two years, along with negative working capital.  There can be no assurance that the Company will be able to obtain sufficient funding to complete its business expansion plan or will have sufficient revenues to fund its operations and commitments.  These conditions raise substantial doubt about Chanticleer Holdings, Inc. and Subsidiaries’ ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/Creason & Associates, P.L.L.C.
Tulsa, Oklahoma
March 30, 2010

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,374	$14,151
Due from related parties	32,806	5,150
Prepaid expenses	25,000	4,255
Total current assets	60,180	23,556
Property and equipment, net	32,125	36,161
Available-for-sale investments at fair value	83,286	108,545
Investments accounted for under the equity method	82,500	1,241,371
Investments accounted for under the cost method	1,191,598	442,598
Deferred acquisition costs	-	279,050
Deposits and other assets	3,980	93,980
TOTAL ASSETS	$1,453,669	$2,225,261

LIABILITIES
Notes payable	$412,500	$500,000
Accounts payable	190,482	178,325
Accrued expenses	2,246	500
Due to related parties	109,590	7,300
Deferred revenue	20,833	-
TOTAL LIABILITIES	735,651	686,125
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock: $0.0001 par value; authorized 200,000,000 shares;
issued 1,246,376 shares and 946,376 shares; and outstanding
984,911 and 946,376 shares at December 31, 2009 and
2008, respectively	125	95
Additional paid in capital	5,255,749	4,643,198
Other comprehensive loss	(84,000)	-
Accumulated deficit	(3,917,853)	(3,104,157)
Less treasury stock, 261,465 shares at December 31, 2009	(536,003)	-
	718,018	1,539,136
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,453,669	$2,225,261

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenue:
Management fee income
Non-affiliates	$504,167	$-
Affiliates	98,811	234,055
Total revenue	602,978	234,055
Expenses:
General and administrative expense	816,198	1,131,830
Deferred acquisition costs	279,050	-
Asset impariment	50,000	52,216
Total expenses	1,145,248	1,184,046
Earnings (loss) from operations	(542,270)	(949,991)
Other income (expense)
Equity in earnings (losses) of investments	23,000	(123,111)
Realized gains from sales of investments	58,697	-
Unrealized gains (losses) of marketable equity securities	-	5,000
Interest income	23,000	-
Miscellaneous income	50	-
Interest expense	(33,914)	(20,486)
Other than temporary decline in available-for-sale securities	(342,259)	(1,150,025)
Total other income (expense)	(271,426)	(1,288,622)
Net loss before income taxes	(813,696)	(2,238,613)
Provision for income taxes	-	-
Net loss	(813,696)	(2,238,613)
Other comprehensive income (loss):
Loss on available-for-sale securities	(84,000)	-
Other comprehensive loss	$(897,696)	$(2,238,613)

Net earnings (loss) per share, basic and diluted	$(0.84)	$(2.46)
Weighted average shares outstanding	964,100	911,162

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2009 and 2008

				Accumulated
				Other
			Additional	Comprehensive
	Common Stock		Paid-in	Income	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Deficit	Stock	Total

Balance, December 31, 2007	833,232	$83	$3,850,517	$(242,005)	$(865,544)	$-	$2,743,051
Common stock issued for:
Cash proceeds	111,994	11	784,689	-	-	-	784,700
Services	1,150	1	7,992	-	-	-	7,993
Available-for-sale securities:
Current year decline	-	-	-	(908,020)	-	-	(908,020)
Other than temporary decline	-	-	-	1,150,025	-	-	1,150,025
Net loss	-	-	-	-	(2,238,613)	-	(2,238,613)
Balance, December 31, 2008	946,376	95	4,643,198	-	(3,104,157)	-	1,539,136
Common stock issued for:
Cash proceeds	38,535	3	76,575	-	-		76,578
Acquisition of DineOut, SA	261,465	27	535,976	-	-	(536,003)	-
Available-for-sale securities:
Current year decline	-	-	-	(426,259)	-	-	(426,259)
Other than temporary decline	-	-	-	342,259	-	-	342,259
Net loss	-	-	-	-	(813,696)	-	(813,696)
Balance, December 31, 2009	1,246,376	$125	$5,255,749	$(84,000)	$(3,917,853)	$(536,003)	$718,018

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(813,696)	$(2,238,613)
Adjustments to reconcile net loss to net cash used in
operating activities:
Other than temporary decline in value of available-for-sale securities	342,259	1,150,025
Change in unrealized appreciation of investments	-	(5,000)
Consulting and other services rendered in exchange for
investment securities	(150,000)	-
Depreciation	11,481	11,198
Equity in (earnings) losses of investments	(23,000)	123,111
Asset impairment	50,000	52,216
Common stock issued for services	-	7,993
(Gain) loss on sale of investments	(58,697)	-
Expense previously deferred acquisition costs	279,050	-
(Increase) decrease in amounts due from affiliate	(24,907)	6,000
(Increase) decrease in accounts receivable	(750)	-
(Increase) decrease in prepaid expenses and other assets	(20,745)	15,306
Increase in accounts payable and accrued expenses	26,404	149,120
Increase (decrease) in deferred revenue	(354,167)	(128,555)
Advance from related parties for working capital	100,291	7,300
Net cash used by operating activities	(636,477)	(849,899)

Cash flows from investing activities:
Proceeds from sale of investments	685,197	50,000
Investment distribution	64,371	51,047
Purchase of investments	(94,000)	(120,000)
Purchase of property and equipment	(7,446)	(1,822)
Deferred acquisition costs	-	(279,050)
Net cash provided (used) by investing activities	648,122	(299,825)

Cash flows from financing activities:
Proceeds from sale of common stock	76,578	784,700
Loan proceeds	400,000	404,728
Loan repayment	(500,000)	-
Bank overdraft	-	(25,736)
Net cash provided (used) by financing activities	(23,422)	1,163,692
Net increase (decrease) in cash and cash equivalents	(11,777)	13,968
Cash and cash equivalents, beginning of year	14,151	183
Cash and cash equivalents, end of year	$2,374	$14,151

(Continued)
See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2009 and 2008

	2009	2008

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$19,668	$20,850
Income taxes	-	-

Non-cash investing and financing activities:
Rescind acquisition of investment for note payable	$-	$70,000
Accrued interest paid with increase in note payable	12,500	-
Reclassification of trading security as available-for-sale security	126,000	-
Reclassification of investment accounted for under the cost method as
available-for-sale security	275,000	-
Investments acquired as compensation for management agreements	525,000	-
Exchange of oil and gas property investment for equity securities
classified as trading securities	126,000	-
Deposit transferred to investment accounted for using the equity method	20,000	-

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

ORGANIZATION

Chanticleer Holdings, Inc. (the “Company”) was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware.  The Company previously had limited operations and was considered a development stage company until July 2005.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its wholly owned subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL") and DineOut SA Ltd. ("DineOut") collectively referred to as “the Company,” “we,” “us,” or “the Companies”. All significant inter-company balances and transactions have been eliminated in consolidation.

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a Nevada Limited Liability Company on January 18, 2007 to manage an affiliate company, Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company;

•	Ventures was formed as a Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•
AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation is currently being organized and is expected to initially include captive insurance, CHIRA and trust services;

•	CHL was formed as a Limited Liability Company in Jersey on March 24, 2009 and was intended to be used to raise capital in Europe, but has not been activated;

•
DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to own the Company's 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa.  The first restaurant opened in December 2009 and will commence operations in January 2010.

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

GOING CONCERN

At December 31, 2009 and 2008, the Company had current assets of $60,180 and $23,556; current liabilities of $735,651 and $686,125; and a working capital deficit of $675,471 and $662,569, respectively.  The Company incurred a loss of $813,696 during the year ended December 31, 2009 and had an unrealized loss from available-for-sale securities of $84,000 resulting in a comprehensive loss of $897,696.

The Company's general and administrative expenses averaged approximately $200,000 per quarter during 2009, including initial costs in AFS and DineOut.  The Company expects cost to remain relatively constant in 2010 with probable increases in AFS and DineOut to be offset by expected revenues from the insurance and financial service products of AFS and Hooters restaurants in South Africa of DineOut, respectively.  In addition, the Company has a note for $250,000 owed to its bank and another note for $162,500 owed to an individual which are due in 2010.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (3 planned).  The Company used limited partner investors for $300,000 of their requirement for the restaurant opened in December.

The Company expects to meet its obligations in 2010 with some or all of the following:

•	New convertible notes - $150,000 raised in January 2010;
•
The Company holds 4,000,000 shares in DineOut which are free-trading on the Frankfort Exchange and are currently trading at approximately €2.00 (approximately $2.80) per share.  The Company plans to sell some of these shares to meet its short-term capital requirements;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter;
•	Extend a portion of its existing line of credit and note payable;
•	The Company expects to raise at least a portion of its cash requirements for the South Africa restaurants from limited partners;
•
DineOut IPO - In February 2010, the Company began selling a portion of its DineOut shares in an IPO on the Frankfort Exchange.  The Company expects to use these proceeds to fund their financial commitment in South Africa and for other corporate purposes.  (Note 15)

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

REVENUE RECOGNITION

The Company's current source of revenue is from management fees from both affiliated companies and non-affiliated companies.  Our revenue recognition policy provides that revenue is generally realized or realizable and earned when all of the following criteria have been met:
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

MARKETABLE EQUITY SECURITIES

Trading securities
The Company's investment in marketable equity securities are carried at fair value and are classified as current assets in the consolidated balance sheets.  Unrealized gains and losses, net of tax, are reported in the statement of operations as unrealized gain (loss) on marketable equity securities.  Gains and losses are reported in the consolidated statements of operations when realized, based on the disposition of specifically identified investments, using a first-in, first-out method.

Available-for-sale securities
The Company’s investments in marketable equity securities which are classified as available-for-sale are carried at fair value.  Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets.  Unrealized gains and losses, net of tax, are reported in other comprehensive income as a separate component of shareholders’ equity.  Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments, using a first-in, first-out method.

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

OTHER INVESTMENTS

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received.  An impairment loss would be recorded whenever a decline in the value of an equity investment or cost investment is below its carrying amount and is determined to be other than temporary.  In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s cash, accounts receivable, accounts payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years).  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2009 and 2008.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

STOCK-BASED COMPENSATION

The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements.  That cost is measured based on the estimated fair value of the equity or liability instruments issued. A wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans are included.  The Company’s financial statements would include an expense for all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date based on the grant-date estimated fair value.

As of December 31, 2009 and 2008, there were no options outstanding.

EARNINGS (LOSS) PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At December 31, 2009 and 2008, there are no exercisable common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

COMPREHENSIVE INCOME

Standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We are required to (a) classify items of other comprehensive income by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented.

CONCENTRATION OF CREDIT RISK

Cash is maintained at financial institutions, which at times, may exceed the FDIC insurance limit.

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2008 and for the periods then ended to conform to the December 31, 2009 presentation.  The reclassifications had no effect on net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Below is a listing of those pronouncements which may impact the Company when adopted.

In February 2010, the FASB issued Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810)."  The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.  The deferral is primarily the result of differing consolidation conclusions reached by the International Accounting Standards Board ("IASB") for certain investment funds when compared with the conclusions reached under Statement 167.  The deferral is effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period, which coincides with the effective date of Statement 167.  Early application is not permitted.  The provisions of ASU 2010-10 are effective for the Company beginning in 2010 and are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

    In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company adopted the provisions of ASU 2010-02 on December 31, 2009 with no effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company adopted the provisions of ASU 2010-01 on December 31, 2009 with no effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company adopted the provisions of ASU 2009-12 on December 31, 2009 with no effect on the financial position, results of operations or cash flows of the Company.

3.           INVESTMENTS

Investments are summarized as follows at December 31, 2009 and 2008:

	2009	2008
Trading securities:
Balance, beginning of year	$-	$-
Shares acquired from a related party	31,500	-
Exchange oil and gas property	126,000	-
Transfer to available-for-sale securities	(126,000)	-
Cost of securities sold	(31,500)	-
Balance, end of year	$-	$-

Proceeds from sale of trading securities	$40,197	$-
Gain from sale of trading securities	$8,697	$-

	2009	2008
Available for sale securities:
Cost	$108,545	$1,258,570
Transfer from trading securities	126,000	-
Transfer from investments accounted for by the cost method	275,000	-
Realized loss	(342,259)	(1,150,025)
Unrealized loss	(84,000)	-
Total	$83,286	$108,545

	2009	2008
Investments using the equity method:
Balance, beginning of year	$1,241,371	$1,410,482
Equity in earnings (loss)	23,000	(123,111)
General partnership formed	82,500	-
Sale of investment	(575,000)	-
Transfer to investments at cost	(575,000)	-
Asset impairment	(50,000)	-
Distributions received	(64,371)	(46,000)
Balance, end of year	$82,500	$1,241,371

	2009	2008
Investments at cost:
Balance, beginning of year	$442,598	$499,860
Impairment	-	(52,216)
Distributions	-	(5,046)
Exchange for marketable equity securities	(76,000)	-
Investment transferred from equity investments	575,000	-
Investment transferred to available-for-sale securities	(275,000)	-
Investments acquired pursuant to management agreements	525,000	-
Total	$1,191,598	$442,598

Available for sale securities

We have investments in the common stock of four companies which comprise the total of our available-for-sale securities, as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Loss	Losses	Value
December 31, 2008
Special Projects Group	$144,350	$(112,943)	$-	$31,407
Syzygy Entertainment, Ltd.	1,114,220	(1,037,082)	-	77,138
	$1,258,570	$(1,150,025)	$-	$108,545

December 31, 2009
Special Projects Group	$31,407	$(31,407)	$-	$-
Syzygy Entertainment, Ltd.	77,138	(75,852)	-	1,286
Remodel Auction	275,000	(235,000)	-	40,000
North American Energy	126,000	-	(84,000)	42,000
	$509,545	$(342,259)	$(84,000)	$83,286

Special Projects Group - The transaction in which Special Projects Group was involved to acquire an operating company was cancelled and Special Projects is currently a shell company.  During 2009, Special Projects was dropped from the Pink Sheets and the Company determined it was an other than temporary impairment and wrote off its remaining investment in 2009.

Syzygy Entertainment, Ltd. - During 2007, the Company acquired 342,814 shares of Syzygy in exchange for a management services contract which covered a one-year period commencing April 1, 2007.  The shares were valued at $1.50 per share, a discount to the listed price at that time.  Also during 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed.  Mr. Pruitt did not receive additional compensation as a result of the transfers.

As a result of the above transactions, the Company owns 642,814 shares of Syzygy with a cost of $1,114,221 and a fair value as of December 31, 2009 of $1,286.  The fair value is based on the trading price of Syzygy on December 31, 2009.  The Company considers this decline in value to be other than temporary and has recognized the additional loss in 2009.

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  The Company received 500,000 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009.  We valued our initial investment of 500,000 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 500,000 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 500,000 shares at the trading price of the stock on that date of $0.30 per share and recognized $150,000 in management income.  Since the market price of Remodel Auction was now readily determinable, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities.  The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer.  Accordingly, the transfer was recorded at the original cost.  At December 31, 2009, the common stock had decline to $0.04 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009.  In November 2009 the Company decided that it would not plan to sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold.  At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost.  Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company.  At December 31, 2009, the stock had declined to $0.06 per share and the Company recorded an unrealized loss of $84,000, based on the Company's determination that the price decline was temporary.  Subsequent to December 31, 2009, the stock traded as high as $0.12 per share.  It is the Company's understanding that there are certain transactions which are expected to happen which could enhance the value of the Company's investment.  Accordingly, the Company determined that the decline was temporary.

Investments accounted for using the equity method

Equity investments consist of the following at December 31, 2009 and 2008:

	2009	2008
Carrying value:
Hooters S.A., GP (50%)	$82,500	$-
Chanticleer Investors, LLC (23% in 2008)	-	1,150,000
First Choice Mortgage (33 1/3% in 2008) (a)	-	41,371
Confluence Partners, LLC (50%)	-	50,000
	$82,500	$1,241,371
Equity in earnings (loss):
Chanticleer Investors, LLC	$23,000	$46,000
First Choice Mortgage	-	(169,111)
	$23,000	$(123,111)
Distributions:
Chanticleer Investors, LLC	$23,000	$46,000

Undistributed losses included in accumulated deficit	$-	$(208,629)

(a) liquidated in January 2009.

The summarized financial data for Chanticleer Investors LLC, of which we owned 23% until May 2009, follows:

	2009	2008
	(6 months)

Revenue (interest income)	$150,000	$300,000
Gross profit	150,000	300,000
Income from continuing operations	99,940	199,506
Net income	99,940	199,506

Hooters S.A., GP - The Company formed DineOut to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  The initial restaurant opened December 2009 in Durban, South Africa and operations will commence in January 2010.  In the initial restaurant DineOut has a 15.56% interest in restaurant cash flows until the limited partners receive payout and a 41.39% interest in restaurant cash flows after limited partner payout.  The second location is planned to open in Johannesburg in April 2010 with a third location planned to open in Pretoria before the end of the second quarter, in time for the 2010 FIFA World Cup events.  DineOut sold its LP interest in the Durban restaurant effective February 28, 2010 and will have a 10% and 40% interest, before and after LP payout, respectively after February 28, 2010.

Chanticleer Investors LLC - the Company reduced its interest in Investors LLC during 2009 and transferred the remaining investment to investments accounted for under the cost method at that time.  The Company recorded $23,000 in earnings from equity investments and received a distribution of $23,000 before it sold 1/2 of its interest for book value of $575,000.  See Investments accounted for under the cost method below for additional details.

First Choice Mortgage - this partnership discontinued operations at the end of 2008 and a final distribution of $41,371 was received in 2009.

Confluence Partners - the Company formed a partnership in which it owned 50% and its partner owned 50%.  Each partner contributed $50,000 and the resulting $100,000 was invested with a group that raises funds for a SPAC.  The SPAC was delayed due to the current market conditions and the Company elected to fully impair its investment due to these uncertainties.

Investments accounted for using the cost method

Investments at cost consist of the following at December 31, 2009 and 2008:

	2009	2008

Chanticleer Investors, LLC	$575,000	$-
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
BreezePlay, Inc.	250,000	-
Lifestyle Innovations, Inc.	100,000	100,000
Chanticleer Investors II	16,598	16,598
Oil and gas investment	-	76,000
	$1,191,598	$442,598

Chanticleer Investors LLC - The Company sold 1/2 of its investment in Investors LLC in May 2009, which reduced its ownership from 23% to 11.5%.  Accordingly, in May 2009, the Company discontinued accounting for this investment using the equity method and began to account for the investment using the cost method.

On April 18, 2006, the Company formed Investors LLC and sold units for $5,000,000.  Investors LLC’s principal asset is a convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“HOA”), collateralized by and convertible into 2% of Hooters common stock.  The original note included interest at 6% and was due May 24, 2009.  The note was extended until November 24, 2010 and included an increase in the interest rate to 8%.

The Company owned $1,250,000 (23%) of Investors LLC at December 31, 2008 and until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.

The Company and its new partner in Investors LLC have made extensive reviews of HOA's financial status and continued strong performance and expects to ultimately receive a premium for its investment.

EE Investors, LLC - On January 26, 2006, we acquired an investment in EE Investors, LLC with cash in the amount of $250,000.  We acquired 1,205 units (3.378%) in EE Investors, LLC, whose sole asset is 40% of Edison Nation, LLC (formerly Bouncing Brain Productions, LLC).  Edison Nation was formed to provide equity capital for new inventions and help bring them to market.  The initial business plan included developing the products and working with manufacturers and marketing organizations to sell the products.  This has evolved into a less hands-on program which involves selling products with patents to other larger companies and retaining royalties.  Edison Nation has now reached cash flow break-even, and in addition has been retained by a number of companies for which they do product searches to supplement its business.  The managing member of EE Investors, LLC has had discussions with another company that would acquire up to 50% of the ownership of EE Investors at a price which would allow the initial investors to get all of their money back while retaining a smaller interest on a go-forward basis.  Based on the current status of this investment, the Company does not consider the investment to be impaired.

BreezePlay, Inc. - BreezePlay™ LLC (“BreezePlay”), headquartered in Charlotte, NC, is an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. BreezePlay offers a proprietary monitoring system called EnviroScape™, which is the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings.  We valued the 250,000 shares we received in BreezePlay at $250,000, the price at which BreezePlay was selling its common stock to unrelated parties.  We received the shares in exchange for management services which were provided from February 1, 2009 through January 31, 2010.  We recognized eleven months of income in 2009 and will recognize the remaining month in 2010.

Vought Defense Systems Corp. - On May 31, 2006, we acquired debt owed by Vought Defense Systems Corp. ("VDSC") (formerly, Lifestyle Innovations, Inc.) with a face value of $1,177,395 for $100,000 in cash.  Lifestyle has traded under the symbol LFSI and has only had a deminimus amount of income from a royalty during the last three years.  LFSI is not currently a reporting company.  The debt was converted into a note with interest at 12% on July 1, 2008.  We owned approximately 28% of the debt of LFSI at December 31, 2009.  LFSI was valued at approximately $400,000 as a shell, ($100,000 for the Company's interest) based on estimates provided by an attorney knowledgeable in the area.

On February 16, 2010, a majority of the shareholders of LFSI approved a name change to Vought Defense Systems Corp. and a 1 for 545 reverse stock split of the issued shares of common stock.  On February 17, 2010, VDSC acquired 100% of RedTide Defense Group, Inc. ("RedTide") which has created a solution to a growing worldwide demand for the manufacturing of Unmanned Aerial Vehicles ("UAVs").  RedTide owns and operates www.redtidedefense.com.  The Company's debt was converted into 449,959 shares of VDSC common stock with a March 2010 price of $0.51 per share.

Chanticleer Investors II - The Company paid $16,598 in professional services to form this partnership.  Chanticleer Advisors, LLC acts as the managing general partner and receives a management fee based on a percentage of profits.

4.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008

Office and computer equipment	$26,337	$25,488
Furniture and fixtures	46,203	39,607
	72,540	65,095
Accumulated depreciation	(40,415)	(28,934)
	$32,125	$36,161

5.           NOTES PAYABLE

At December 31, 2009 and 2008, the Company had notes payable as follows:

	2009	2008
Line-of credit with a bank with interest at Wall Street Prime +1% (minimum of 5.5%) payable monthly; due July 10, 2010; collateralized by substantially all assets of the Company; guaranteed by Mr. Pruitt	$250,000	$-
Line-of credit with a bank with interest at 4% at December 31, 2008, payable monthly; due June 3, 2009 and paid in full; guaranteed by Mr. Pruitt and collateralized by substantially all assets of the Company	-	500,000
Note payable to an individual with interest at 18%; due June 30, 2010	162,500	-
	$412,500	$500,000

6.           ACQUISITION RELATED COSTS

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

7.           DEFERRED REVENUE

The Company receives equity securities from companies for which it provides management services.  Generally the securities are issued in advance of the period over which the service is to be provided, generally one year.  The Company values the equity instruments received based upon the stock prices as of the date we reached an agreement with the third party and defers the related revenue.  The revenue is then recognized over the period earned.  Deferred revenue consists of the following during the years ended December 31, 2009 and 2008.

	2009	2008

Balance at beginning of year	$-	$128,555
Additions:
Remodel Auction common stock	125,000	-
BreezePlay, Inc. common stock	250,000	-
Amortization	(354,167)	(128,555)
Balance end of year	$20,833	$-

8.           INCOME TAXES

During the years ended December 31, 2009 and 2008, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2009	2008

Computed "expected" income tax expense (benefit)	$(276,700)	$(761,100)
State income taxes, net of federal benefit	(32,500)	(89,500)
Travel, entertainment and other	(8,900)	7,400
Valuation allowance	318,100	843,200
Income tax expense (benefit)	$-	$-

Significant components of net deferred income tax assets are as follows:

	2009	2008

Investments	$461,700	$431,400
Net operating loss carryforwards	1,003,300	728,700
Foreign losses	16,500	-
Capital loss carryforwards	13,000	16,300
Total deferred tax assets	1,494,500	1,176,400
Valuation allowance	(1,494,500)	(1,176,400)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $2,640,000, which will expire at various dates beginning in 2024 through 2029, if not utilized.  The Company has a capital loss carryforward of $34,000 which expires in 2010 if not utilized.  The tax basis of investments exceeds their book cost by approximately $1,215,000.

9.           STOCKHOLDERS’ EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 984,911 and 946,376 shares issued and outstanding at December 31, 2009 and 2008, respectively.  There are no warrants or options outstanding.

The Company determined that the amounts previously reported for the par value of its common stock was based on a $0.001 par value rather than $0.0001 par value.  To correctly report the par value, $851 was reclassified at December 31, 2008 to additional paid in capital and an additional $270 was reclassified from common stock to additional paid in capital at December 31, 2009.

2009 Transactions

During the year ended December 31, 2009, the Company sold 38,535 shares of its common stock for proceeds in the amount of $76,578.  In addition, the Company issued 261,465 shares of its common stock to form a new subsidiary, DineOut, which was valued at $536,003 and has been included in treasury stock upon consolidation.

2008 Transactions

During the year ended December 31, 2008, the Company sold 111,994 shares of its common stock pursuant to its Offering Circular under Regulation E promulgated under the Securities Act of 1933 for proceeds in the amount of $784,700 and issued 1,150 shares for services valued at $7,993.

10.         RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties.  The amounts owed by the Company as of December 31, 2009 and 2008 are as follows:

	2009	2008

Tyler Industrial Group, a company partially owned by Mr. Pruitt	$58,590	$7,300
Chanticleer Investors, LLC	6,000	-
Avenel Financial Group, a company owned by Mr. Pruitt	33,000	-
Personal friend of Mr. Pruitt	12,000	-
	$109,590	$7,300

Due from related parties

The Company has earned income from and made advances to related parties.  The amounts owed to the Company at December 31, 2009 and 2008 is as follows:

	2009	2008

Green St. Energy, Inc.	$24,907	$-
Chanticleer Investors, LLC	7,149	5,150
Other	750	-
	$32,806	$5,150

Management income from affiliates

The Company had management income from its affiliates in 2009 and 2008, as follows:

	2009	2008

Green St. Energy, Inc.	$24,000	$-
Chanticleer Investors, LLC	63,250	100,000
Syzygy Entertainment, Ltd.	11,000	134,055
	$98,250	$234,055

Syzygy Entertainment, Ltd. ("Syzygy")

Mr. Pruitt was a director of Syzygy until his resignation on June 1, 2009.

Revenue in 2009 included $11,000 in cash management fees and revenue in 2008 included cash management fees of $5,500 and the amortization of deferred revenue in the amount of $128,555 for the balance of the Company's management contract with Syzygy.

During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed.  Mr. Pruitt did not receive additional compensation as a result of the transfers.

The Company owns 642,814 shares of Syzygy with a cost of $1,114,221 and a fair value as of December 31, 2009 of $1,286.

Green St. Energy, Inc. ("Green St.")

Mr. Pruitt is a director of Green St.  During 2009, the Company billed Green St. $24,000 for management services and has advanced $907 for Green St. expenses.  At December 31, 2009, Green St. owes the Company $24,907, which is included in due from related parties.

Chanticleer Investors LLC

On April 18, 2006, the Company formed Investors LLC and sold units for $5,000,000.  Investors LLC’s principal asset is a convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“Hooters”), collateralized by and convertible into 2% of Hooters common stock.  The original note included interest at 6% and was due May 24, 2009.  The note was extended until November 24, 2010 and includes an increase in interest rate to 8%.

The Company owned $1,250,000 (23%) of Investors LLC at December 31, 2008 and until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.

The Company received management income of $63,250 and $100,000 in 2009 and 2008, respectively, for its management services, which is included in management income from affiliates.  The Company recorded earnings from its equity investment of $23,000 and $46,000 in 2009 and 2008, respectively.  After the Company sold 1/2 of its investment in May 2009, the Company's earnings of $23,000 was included in interest income.

Chanticleer Investors II LLC

The Company manages Investors II and received management income of $561 in 2009 and none in 2008.

Other

The Company acquired trading securities from a related party for $31,500 which were sold for $40,197.

11.         FAIR VALUE MEASUREMENTS

For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.  In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  Preference is given to observable inputs.  These two types of inputs create the following fair value hierarchy:

Level 1	Quoted prices for identical instruments in active markets.
Level 2
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Significant inputs to the valuation model are unobservable.

We maintain policies and procedures to value instruments using the best and most relevant data available.  Our investment committee reviews and approves all investment valuations.

Our available-for-sale equity securities are all valued using Level 1 inputs (quoted prices in active markets for identical assets).

Our other investments are in private entities which are valued, using Level 3 inputs, on a recurring basis using significant unobservable inputs and are summarized as follows:

	Private	Convertible	Oil & gas
	Equity	Debt (a)	Property	SPAC	Other	Total

Beginning balance	$291,371	$1,250,000	$76,000	$50,000	$16,598	$1,683,969

Total gain (loss) included in net loss		46,000		(50,000)	561	(3,439)
Other transactions:
Purchases	250,000					250,000
Sales		(575,000)				(575,000)
Exchange for available-for-sale securities	-	-	(76,000)			(76,000)
Distributions	(41,371)	(46,000)	-	-	(561)	(87,932)

Ending balance	$500,000	$675,000	$-	$-	$16,598	$1,191,598

(a)           Includes directly held convertible debt and our investment in an LLC whose only asset is convertible debt.

12.         SEGMENTS OF BUSINESS

The Company is organized into three segments as of the end of 2009, two of which were added during 2009 and have not recorded any revenue as of December 31, 2009.

Management and consulting services ("Management")
The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors II.

Insurance and specialized financial services ("Insurance")
We have formed AFS to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation is currently being organized and is expected to initially include captive insurance, CHIRA and trust services.

Operation of restaurants (South Africa) ("Restaurants")
The Company formed DineOut to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  The initial restaurant opened December 2009 in Durban, South Africa and operations will commence in January 2010.  In the initial restaurant DineOut has a 15.56% interest in restaurant cash flows until the limited partners receive payout and a 41.39% interest in restaurant cash flows after limited partner payout.  The second location is planned to open in Johannesburg in April 2010 with a third location planned to open in Pretoria before the end of the second quarter, in time for the 2010 FIFA World Cup events.  DineOut sold its LP interest in the Durban restaurant effective February 28, 2010 and will have a 10% and 40% interest, before and after LP payout, respectively after February 28, 2010.

Financial information regarding the Company's segments is as follows for 2009.  In 2008, the Company operated in only one segment, management.

	Management	Insurance	Restaurants	Total

Revenues	$602,978	$-	$-	$602,978

Interest expense	$33,914	$-	$-	$33,914

Depreciation and amortization	$11,481	$-	$-	$11,481

Profit (loss)	$(702,734)	$(15,000)	$(43,451)	$(761,185)
Investments and other				$(52,511)
				$(813,696)

Assets	$71,285	$-	$107,500	$178,785
Investments				$1,274,884
				$1,453,669

Liabilities	$708,651	$-	$27,000	$735,651

Expenditures for non-current assets	$7,446	$-	$62,500	$69,946

13.        COMMITMENTS AND CONTINGENCIES

Effective August 1, 2009, the Company entered into an office lease agreement for its office with a term of one year and monthly lease payments of $2,100.

On April 23, 2009, the Company through its 50% joint venture agreement with Shaw Holdings (Chanticleer & Shaw Pty, Ltd.) entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The initial plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and will commence operations effective January 1, 2010.  Locations in Johannesburg and Pretoria are scheduled to open the second quarter of 2010 and a fourth location in either Cape Town or Bloemfontein is also planned for 2010.  The majority of the Company's financial commitments have been and will be covered with limited partner commitments.

14.        HOOTERS, INC. AND TEXAS WINGS

Hooters, Inc. - On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom will continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million.

The termination date for the Company's pending acquisition of the stock of HI and certain of its related entities has passed.  Although the sellers have not, to date, exercised their rights to terminate the agreements and the Company continues to seek to consummate these transactions, there is no assurance that the Company will be able to close the pending acquisitions.

In addition, the commitment letters from certain financial institutions to provide one or more related entities of the Company the Senior Secured Credit have expired, primarily due to the inability of the Company to raise the necessary equity portion of the financing at acceptable terms in today's financial environment.  The Company continues to communicate with the financial institutions that agreed to provide the credit facility; however, there can be no assurance that the Company will be successful in obtaining any financing or that the terms of any credit facility in the future will be acceptable to the Company.

Texas Wings - On July 8, 2008, the Company entered into an Asset Purchase Agreement ("APA") to acquire substantially all of the assets of Texas Wings Incorporated and its 45 related Hooters branded restaurants for total consideration of approximately $106 million. On May 13, 2009, the Company received written notification terminating this APA, because one or more of the conditions to closing could not be timely satisfied.

15.        SUBSEQUENT EVENTS

DineOut sold its LP interest in its Durban, South Africa restaurant effective February 28, 2010 for its cost of $37,500.

The Company has issued its convertible notes payable in the amount of $250,000 since December 31, 2009.

The Company has received $36,048, net from the sale of 26,113 shares of its investment in DineOut common stock during the month of February 2010.

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):	CONTROLS AND PROCEDURES

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

The board of directors is updating the Audit Committee procedures and responsibilities and will require active participation from the Audit Committee.  This is expected to be completed during 2010.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, and including the material weaknesses discussed above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

The Company has expanded its quarterly review of investments to include an evaluation of accounting treatment to mitigate the likely-hood of utilizing an incorrect accounting method.  There were no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2009, including any other corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2009; together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.  Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has four Directors.

NAME	AGE	POSITION

Michael D. Pruitt	49	President, CEO and Director since June 2005

Michael Carroll	61	Independent Director since June 2005

Brian Corbman	34	Independent Director since August 2005

Paul I. Moskowitz	53	Independent Director since April 2007

Keith Johnson	52	Independent Director since November 2009

Michael D. Pruitt
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director of Green St. Energy, Inc.

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

Keith Johnson
Mr. Johnson has been the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina, since 2004.  Mr. Johnson served as Executive Vice President and Chief Financial Officer of The Telemetry Company in Dallas, Texas (1997-2004), Senior Vice President - Finance and Administration of Brinks Home Security in Dallas, Texas (1995-1997), and Chief Financial Officer of BAX Global in London, England (1992-1995).  Mr. Johnson has a BS in accounting from Fairfield University in Fairfield, Connecticut.

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

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of our independent auditors and review and discussion with such independent auditors of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K.  In this regard, the Audit Committee has:
•	Reviewed and discussed the audited financial statements with management;
•
Discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended and as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
Received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence; and

•
Based on the review and discussions referred to in the first three items, has recommended to the board of directors that the audited financial statements be included in the Company's annual report on Form 10-K for the last fiscal year for filing with the Commission.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC.  Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years.  To the best of our knowledge, based solely on a review of reports furnished to us, each of the Directors timely filed any required Form 4’s during fiscal 2009.  Mr. Johnson did not timely file his Form 3 when he became a director in November 2009.

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

ITEM 10:	EXECUTIVE COMPENSATION

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

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

Michael D. Pruitt (CEO since	2009	$171,000	$-	$171,000
June 2005) (1)	2008	$136,148	$-	$136,148
	2007	$41,917	-	$41,917

(1)
The 2009 compensation includes $11,000 in consulting fees during the time Mr. Pruitt had temporarily discontinued his salary.  The 2008 compensation includes $8,000 in consulting fees after Mr. Pruitt temporarily discontinued his salary.

Required columns for stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Mr. Pruitt did not receive compensation during our initial start-up phase as a BDC.  His compensation commenced in February 2007.  Our compensation for Officers and Directors is based on comparative compensation levels for similar positions and time requirements.

b.	Options/SAR Grants Table

There were no grants of options or SARs during the year for the named individual.

c.	Aggregated option/SAR exercises and fiscal year-end option/SAR value table.

There were no option/SAR exercises or any options/SARs outstanding at fiscal year-end for the named individual.

d.	Long-term incentive plan ("LTIP") awards table

There were no LTIP awards during the year for the named individual.

e.	Compensation of directors

Directors are generally compensated $1,500 for each meeting during the year.  There were no formal meetings during the year, and no directors were paid director fees.  Mr. Pruitt and Mr. Corbman do not currently receive director fees.

f.	Employment contracts and termination of employment and changes in control arrangements

The Company does not have any current employment agreements with its officers and directors. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

The Company does not have any changes in control arrangements.

g.	Report on repricing of options/SARs

The Company has no options or SARs outstanding during 2009 or 2008, accordingly, none were repriced.

h.	Compensation committee

The outside directors make up the compensation committee.  The compensation committee does not currently have a charter.

The Company intends to pay its Executives and Directors salaries, wages or fees commensurate with experience and industry standards in relationship to the success of the Company.

The compensation committee sets the compensation for executive officers and directors.  The compensation of employees may be delegated to the CEO.

i.	Compensation committee interlocks and insider participation

The outside Directors serve on the compensation committee.  There is no relationship between the CEO and any of the outside directors or the companies for whom they work.

j.	Compensation committee report

Based on the Compensation Discussion and Analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 10-K.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 10, 2010, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 10, 2010, there were 984,911 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Palisades Master Fund, LP	136,164	13.83%
	Harbour House, 2nd Floor
	Waterfront Drive, P.O. Box 972
	Road Town, Tortola D8

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 10, 2010, the most recent practicable date.  As of February 10, 2010, there were 984,911 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.  All options are currently exercisable, unless otherwise indicated.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Michael D. Pruitt	170,715	17.33%
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Michael Carroll	2,500	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Paul I. Moskowitz	100	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Brian Corbman	2,550	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Keith Johnson	-	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	All officers and directors as a	175,865	17.86%
	Group (5 persons)

*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due to related parties

The Company has received non-interest bearing loans and advances from related parties.  The amounts owed by the Company as of December 31, 2009 and 2008 are as follows:

	2009	2008

Tyler Industrial Group, a company partially owned by Mr. Pruitt	$58,590	$7,300
Chanticleer Investors, LLC	6,000	-
Avenel Financial Group, a company owned by Mr. Pruitt	33,000	-
Personal friend of Mr. Pruitt	12,000	-
	$109,590	$7,300

Due from related parties

The Company has earned income from and made advances to related parties.  The amounts owed to the Company at December 31, 2009 and 2008 is as follows:

	2009	2008

Green St. Energy, Inc.	$24,907	$-
Chanticleer Investors, LLC	7,149	5,150
Other	750	-
	$32,806	$5,150

Management income from affiliates

The Company had management income from its affiliates in 2009 and 2008, as follows:

	2009	2008

Green St. Energy, Inc.	$24,000	$-
Chanticleer Investors, LLC	63,250	100,000
Syzygy Entertainment, Ltd.	11,000	134,055
	$98,250	$234,055

Syzygy Entertainment, Ltd. ("Syzygy")

Mr. Pruitt was a director of Syzygy until his resignation on June 1, 2009.

Revenue in 2009 included $11,000 in cash management fees and revenue in 2008 included cash management fees of $5,500 and the amortization of deferred revenue in the amount of $128,555 for the balance of the Company's management contract with Syzygy.

During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed.  Mr. Pruitt did not receive additional compensation as a result of the transfers.

The Company owns 642,814 shares of Syzygy with a cost of $1,114,221 and a fair value as of December 31, 2009 of $1,286.

Green St. Energy, Inc. ("Green St.")

Mr. Pruitt is a director of Green St.  During 2009, the Company billed Green St. $24,000 for management services and has advanced $907 for Green St. expenses.  At December 31, 2009, Green St. owes the Company $24,907, which is included in due from related parties.

Chanticleer Investors LLC

On April 18, 2006, the Company formed Investors LLC and sold units for $5,000,000.  Investors LLC’s principal asset is a convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“Hooters”), collateralized by and convertible into 2% of Hooters common stock.  The original note included interest at 6% and was due May 24, 2009.  The note was extended until November 24, 2010 and includes an increase in the interest rate to 8%.

The Company owned $1,250,000 (23%) of Investors LLC at December 31, 2008 and until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.

The Company received management income of $63,250 and $100,000 in 2009 and 2008, respectively, for its management services, which is included in management income from affiliates.  The Company recorded earnings from its equity investment of $23,000 and $46,000 in 2009 and 2008, respectively.  After the Company sold 1/2 of its investment in May 2009, the Company's earnings of $23,000 was included in interest income.

Chanticleer Investors II LLC

The Company manages Investors II and received management income of $561 in 2009 and none in 2008.

Other

The Company acquired trading securities from a related party for $31,500 which were sold for $40,197.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, we determined that Michael Carroll, Brian Corbman, Paul Moskowitz and Keith Johnson are "independent directors" as defined under the rules of The Nasdaq Stock Market.

ITEM 13:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: For the fiscal years ended December 31, 2009 and 2008, Creason & Associates, P.L.L.C. billed the Company for services rendered through March 23, 2010, for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC as follows (the 2009 period will not include all billings for the audit):

	2009	2008

Audit and review services	$41,200	$40,950

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 14:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2009 and 2008
•	Consolidated Statements of Operations – For the years ended December 31, 2009 and 2008
•	Consolidated Statements of Stockholders’ Equity at December 31, 2009 and 2008
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2009 and 2008
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 30, 2010	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

March 30, 2010	Director	/s/ Michael Carroll
Michael Carroll

March 30, 2010	Director	/s/ Brian Corbman
Brian Corbman

March 30, 2010	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

March 30, 2010	Director	/s/ Keith Johnson
Keith Johnson