Form 10-Q
period 2010-03-31
Chanticleer Holdings, Inc.
filed 2010-05-14
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                             March 31, 2010

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of April 30, 2010, was 984,911 shares.

Chanticleer Holdings, Inc. and Subsidiaries

INDEX

PART 1:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$118,844	$2,374
Accounts receivable	14,184	-
Due from related parties	32,806	32,806
Prepaid expenses	14,952	25,000
Total current assets	180,786	60,180
Property and equipment, net	33,020	32,125
Available-for-sale investments at fair value	115,893	83,286
Other investments accounted for under the equity method	56,797	82,500
Other investments accounted for under the cost method	1,091,598	1,191,598
Deposits	3,980	3,980

Total assets	$1,482,074	$1,453,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$205,443	$190,482
Accrued expenses	12,784	2,496
Notes payable	412,250	412,250
Deferred revenue	9,625	20,833
Due to related parties	110,090	109,590
Total current liabilities	750,192	735,651
Convertible notes payable	275,000	-
Total liabilities	1,025,192	735,651
Commitments and contingencies

Stockholders' equity:
Common stock, $.0001 par value. Authorized 200,000,000 shares; issued 1,246,376 shares and outstanding 984,911 shares at March 31, 2010 and at December 31, 2009, respectively	125	125
Additional paid in capital	5,290,997	5,255,749
Non-controlling interest	7,287	-
Unrealized loss on available-for-sale securities	(121,507)	(84,000)
Accumulated deficit	(4,184,017)	(3,917,853)
Less treasury stock, 261,465 shares at both dates	(536,003)	(536,003)

Total stockholders' equity	456,882	718,018

Total liabilities and stockholders' equity	$1,482,074	$1,453,669

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Management and consulting revenue
Affiliate	$6,625	$25,000
Other	21,708	78,417
	28,333	103,417
Expenses:
General and administrative expense	264,221	205,004
Acquisition related costs	-	279,050
	264,221	484,054
Loss from operations before income taxes	(235,888)	(380,637)

Income taxes	-	-

Loss from operations	(235,888)	(380,637)

Other income (expense)
Realized gain from sales of investments	36,728	-
Equity in earnings of investments	11,797	11,500
Other than temporary decline in available-for-sale securities	(40,386)	(64,282)
Interest income	11,500	-
Interest expense	(49,550)	(3,866)
Total other income (expense)	(29,911)	(56,648)
Net loss before non-controlling interest	(265,799)	(437,285)
Non-controlling interest	(365)	-
Net loss	(266,164)	(437,285)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(37,507)	-
Net comprehensive loss	$(303,671)	$(437,285)

Net loss per share, basic and diluted	$(0.27)	$(0.46)

Weighted average shares outstanding	984,911	946,376

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(266,164)	$(437,285)
Adjustments to reconcile net loss to net cash used in
operating activities:
Other than temporary decline in available-for-sale securities	40,386	64,282
Depreciation	2,734	3,000
Equity in (earnings) loss of investments	(11,797)	(11,500)
Beneficial conversion feature of convertible notes payable	35,248	-
Investment received in exchange for management services	(10,500)	-
Realized gains from sales of investments	(36,728)	-
Acquisition related costs	-	279,050
Non-controlling interest	365	-
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(14,184)	(1,657)
(Increase) decrease in prepaid expenses and other assets	-	4,255
Increase (decrease) in accounts payable and accrued expenses	25,248	16,169
Advances from related parties for working capital, net	501	48,250
Increase (decrease) in deferred revenue	(11,208)	(72,917)
Net cash used in operating activities	(246,099)	(108,353)
Cash flows from investing activities
Purchase of fixed assets	(3,628)	(850)
Purchase of investments	(13,861)	-
Distributions from equity investments	-	11,500
Proceeds from sale of investments	105,058	111,371
Net cash provided by operating activities	87,569	122,021
Cash flows from financing activities
Loan proceeds	275,000	-
Net cash provided by financing activities	275,000	-
Net increase in cash and cash equivalents	116,470	13,668
Cash and cash equivalents, beginning of period	2,374	14,151
Cash and cash equivalents, end of period	$118,844	$27,819

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$15,503	$3,866
Income taxes	-	-

Non-cash investing and financing activities:
Investments received for management consulting contracts	10,500	375,000
		-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1:	NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures"), Avenel Financial Services LLC ("Financial"), Chanticleer Holdings Limited ("CHL") and DineOut S.A. Ltd. ("DineOut") (during the quarter ended March 31, 2010, the Company sold approximately 1.1% of its DineOut shares) (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

•
CHL is wholly owned and was formed as a Limited Liability Company in Jersey on March 24, 2009 and owns our 50% interest in Chanticleer & Shaw Foods Pty. Ltd., a Republic of South Africa corporation, which holds the franchise rights for the Republic of South Africa with Hooters of America, Inc. ("HOA");

•
DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to finance growth activity for the Company around the world.  DineOut's common stock is listed on the Frankfort stock exchange and during the quarter ended March 31, 2010, the Company sold approximately 1.1% of its shares for proceeds of $50,232.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2009, which is included in the Company’s Form 10-K.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after March 31, 2010, up until the issuance of the financial statements, which occurred on May 14, 2010.

(3)
Going Concern - At March 31, 2010 and December 31, 2009, the Company had current assets of $180,786 and $60,180; current liabilities of $750,192 and $735,651; and a working capital deficit of $569,406 and $675,471, respectively.  The Company incurred a loss of $266,164 during the three months ended March 31, 2010 and had an unrealized loss from available-for-sale securities of $37,507 resulting in a comprehensive loss of $303,671.

The Company's general and administrative expenses were approximately $264,000 during the March 2010 quarter.  The Company expects quarterly cost to remain relatively constant in 2010 with probable increases in AFS and DineOut to be offset by expected revenues from the insurance and financial service products of AFS and Hooters restaurants in South Africa of DineOut, respectively.  In addition, the Company has a note for $250,000 owed to its bank and another note for $162,250 owed to an individual which are due in 2010.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (3 planned).  The Company used limited partner investors for $300,000 of their requirement for the restaurant opened in December and sold their limited partner interest in March 2010 for its cost of $37,500.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 4,000,000 shares in DineOut which are free-trading on the Frankfort Exchange and are currently trading at approximately €1.43 ($1.86) per share.  The Company plans to sell some of these shares to meet its short-term capital requirements and realized proceeds of $50,232 and realized a gain of $33,263 from sales during the quarter ended March 31, 2010;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter. The note held by Investors LLC matures in November 2010;
•
The Company currently is receiving its share of earnings from the Durban, South Africa restaurant which commenced operations on January 1, 2010 and expects at least two more restaurants to be opened during 2010;

•	Extend a portion of its existing line of credit and note payable; and
•	The Company expects to raise the majority of its cash requirements for the South Africa restaurants from limited partners.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

(4)
Reclassifications - Certain reclassifications have been made in the financial statements at December 31, 2009 and for the periods ended March 31, 2009 to conform to the March 31, 2010 presentation.  The reclassifications had no effect on net loss.

(5)
Fair value measurements - For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.  In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

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

Our other investments are in private entities which are valued, using Level 3 inputs, on a recurring basis using significant unobservable inputs.

(6)
New accounting pronouncements - There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Below is a listing of those pronouncements which may impact the Company when adopted.

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

NOTE 2:                INVESTMENTS

Available for sale securities consist of the following at March 31, 2010 and December 31, 2009:

	2010	2009

North American Energy Resources, Inc.	$136,500	$126,000
Vought Defense Systems	100,000	-
Remodel Auction Incorporated	900	40,000
Syzygy Entertainment, Ltd.	-	1,286
Cost less non-temporary impairment	237,400	167,286
Unrealized loss	(121,507)	(84,000)
Total	$115,893	$83,286

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009.  In November 2009 the Company decided that it would not plan to sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold.  At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost.  Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company.  On February 24, 2010, the Company received 150,000 shares of NAEY which were valued at $10,500, based on the trading price at that time, for a twelve month management services contract.  At March 31, 2010, the stock had declined to $0.04 per share and the Company recorded an additional unrealized loss of $18,500 (total of $102,500), based on the Company's determination that the price decline was temporary.  It is the Company's understanding that there are certain transactions which are expected to happen which could enhance the value of the Company's investment.  Accordingly, the Company determined that the decline was temporary.

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

On February 16, 2010, a majority of the shareholders of LFSI approved a name change to Vought Defense Systems Corp. and a 1 for 545 reverse stock split of the issued shares of common stock.  On February 17, 2010, VDSC acquired 100% of RedTide Defense Group, Inc. ("RedTide") which has created a solution to a growing worldwide demand for the manufacturing of Unmanned Aerial Vehicles ("UAVs").  RedTide owns and operates www.redtidedefense.com.  The Company's debt was converted into 449,959 shares of VDSC common stock with a March 31, 2010 price of $0.18 per share.  VDSC has a number of plans for acquisitions and expansions.  Accordingly, the Company considers the decline of $19,007 to be temporary.

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  The Company received 500,000 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009.  We valued our initial investment of 500,000 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 500,000 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 500,000 shares at the trading price of the stock on that date of $0.30 per share and recognized $150,000 in management income.  Since the market price of Remodel Auction was now readily determinable, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities.  The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer.  Accordingly, the transfer was recorded at the original cost.  At December 31, 2009, the common stock had decline to $0.04 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock.  At March 31, 2010, the value of the stock had decline further to $900 and was determined to be other than temporary.  Accordingly, the Company recognized an additional loss of $39,100 at March 31, 2010.

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

As a result of the above transactions, the Company owns 642,814 shares of Syzygy with a cost of $1,114,221 and a fair value of zero at March 31, 2010.  The fair value is based on Syzygy discontinuing its public filing requirement and there being no market for the stock.  The Company considers this decline in value to be other than temporary and has recognized the additional loss of $1,286 in 2010.

Investments accounted for using the equity method at March 31, 2010 and December 31, 2009 follows:

	2010	2009
Investments using the equity method:
Balance, beginning of period	$82,500	$1,241,371
Equity in earnings (loss)	11,797	23,000
Sale of investment	(37,500)	(575,000)
Transfer to investments at cost	-	(575,000)
Transfers from deposits	-	82,500
Investment impairment	-	(50,000)
Distributions	-	(64,371)
Balance, end of period	$56,797	$82,500

Equity investments consist of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Carrying value:
Chanticleer & Shaw Foods Pty. Ltd. (50%)	$56,797	$82,500
	$56,797	$82,500

Activity from equity investments during the three months ended March 31, 2010 and 2009 follows:
	2010	2009
Equity in earnings (loss):
Chanticleer Investors, LLC	N/A	$11,500
Hoot S.A. I, LLC (20%)	11,797	N/A
	$11,797	$11,500
Distributions:
Chanticleer Investors, LLC	N/A	$11,500
Hoot S.A. I, LLC (20%)	-	N/A
	$-	$11,500

Chanticleer & Shaw Foods Pty. Ltd. ("C&S") - The Company through its wholly owned subsidiary owns 50% of C&S.  C&S holds the franchise rights for the Republic of South Africa with HOA.

Hoot S.A. I, LLC ("Hoot I") - The Company is financing its share of cost for each Hooters restaurant in South Africa in a limited partnership ("LP").  Hoot I receives the 50% share of profits from the Durban, South Africa restaurant which opened in December 2009 and began operations on January 1, 2010.  At March 31, 2010, the Company owns 20% of the LP and the limited partners ("LPs") own 80% of the LP until the LPs receive a 20% return on their investment ("Payout").  After Payout the LPs interest will be reduced to 20% and the Company through CA will have 80%.

Investments accounted for using the cost method at March 31, 2010 and December 31, 2009 follow:

	2010	2009
Investments at cost:
Edison Nation, LLC (FKA Bouncing Brain Productions)	$250,000	$250,000
Vought Defense Systems (fka Lifestyle Innovations, Inc.)	-	100,000
BreezePlay, Inc.	250,000	250,000
Chanticleer Investors LLC	575,000	575,000
Chanticleer Investors II	16,598	16,598
Total	$1,091,598	$1,191,598

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

The Company invested $1,250,000 and owned (23%) of Investors LLC at December 31, 2008 and until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.

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

BreezePlay, Inc. - BreezePlay™ LLC (“BreezePlay”), headquartered in Charlotte, NC, is an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. BreezePlay offers a proprietary monitoring system called EnviroScape™, which is the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings.  We valued the 250,000 shares we received in BreezePlay at $250,000, the price at which BreezePlay was selling its common stock to unrelated parties.  We received the shares in exchange for management services which were provided from February 1, 2009 through January 31, 2010.  We recognized eleven months of income in 2009 and recognized the remaining month in 2010.

Chanticleer Investors II - The Company paid $16,598 in professional services to form this partnership.  Chanticleer Advisors, LLC acts as the managing general partner and receives a management fee based on a percentage of profits.

NOTE 3:                CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2010, the Company issued convertible notes payable with a total principal balance of $275,000.  The convertible notes include interest at 10% per annum, which is payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012.  The convertible notes are convertible into our common stock at the rate of $3.50 per share.  The conversion price was below the market price of our common stock on the dates the convertible notes were issued.  Accordingly, $35,248 of the proceeds were allocated to the intrinsic value of the conversion feature by crediting additional paid in capital and charging interest expense, since the notes were immediately convertible.

NOTE 4:                NOTES PAYABLE

On July 15, 2009, the Company repaid its $500,000 line of credit using $250,000 of its cash balance and a new loan in the amount of $250,000.  The new loan is due July 10, 2010; includes interest at Wall Street Journal Prime + 1% (minimum of 5.5%) payable monthly; is collateralized by substantially all of the assets of the Company; and is guaranteed by Mr. Pruitt.

On April 3, 2009, the Company received loan proceeds from an individual in the amount of $100,000 which was due June 30, 2009, together with interest at 18% per annum.  On December 8, 2009, the individual loaned the Company an additional $50,000 and added accrued interest of $12,250 to the note, which was re-written with a balance of $162,250 and a due date of June 30, 2010.  Chanticleer Holdings, Ltd is the borrower and the Company has guaranteed the loan.

NOTE 5:                RELATED PARTY TRANSACTIONS

The Company had non-interest bearing advances in the amount of $110,090 and $109,590 at March 31, 2010 and December 31, 2009, respectively, from a company partly owned by Mr. Pruitt and $12,000 from a personal colleague of Mr. Pruitt.

At March 31, 2010 and December 31, 2009, the Company had $32,806 due from related parties, which consisted primarily of a receivable of $24,907 from Green St. Energy, Inc. for whom the Company provided management and accounting services and for whom Mr. Pruitt is a director and $7,150 from Investors LLC.

Michael D. Pruitt, the Company’s Chief Executive Officer, was CFO and the sole director of Syzygy Entertainment, Ltd until he resigned effective June 1, 2009.

The Company realized a gain of $3,465 on sale of marketable securities acquired from a related party for $13,861.

NOTE 6:                COMMITMENTS AND CONTINGENCIES

PENDING ACQUISITION
Hooters, Inc.

On March 11, 2008, the Company entered into a Stock Purchase Agreement for the purchase of Hooters, Inc., Hooters Management Corporation and their related restaurants (collectively “HI”) from the nine current individual HI shareholders, many of whom would continue to stay involved in the ongoing operation as shareholders of Chanticleer.  The transaction is valued at approximately $55.1 million.

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

Hooters South Africa

On April 23, 2009, the Company's wholly owned subsidiary CHL through its 50% ownership of Chanticleer & Shaw Pty, Ltd. entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The current plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations effective January 1, 2010.  Two locations in Johannesburg are scheduled to open during the second and third quarters of 2010, respectively, and a fourth location in either Cape Town or Pretoria is also planned for late 2010 or early 2011.  The majority of the Company's financial commitments have been and will be covered with limited partner commitments.

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

NOTE 8:                DEFERRED REVENUE

The Company receives equity securities from companies for which it provides management services.  Generally the securities are issued in advance of the period over which the service is to be provided, generally one year.  The Company values the equity instruments received based upon the stock prices as of the date we reached an agreement with the third party and defers the related revenue.  The revenue is then recognized over the period earned.  Deferred revenue consists of the following at March 31, 2010 and  December 31, 2009.

	2010	2009

Balance at beginning of year	$20,833	$-
Additions:
North American Energy common stock	10,500	-
Remodel Auction common stock	-	125,000
BreezePlay, Inc. common stock	-	250,000
Amortization	(21,708)	(354,167)
Balance end of year	$9,625	$20,833

NOTE 9:                SEGMENTS OF BUSINESS

The Company is organized into three segments as of the end of March 31, 2010, two of which were added at the end of 2009 and have not recorded any revenue as of December 31, 2009.

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

Operation of restaurants (South Africa) ("Restaurants")
The Company owns 50% of C&S which holds the franchise for the Republic of South Africa with HOA.  The Company is funding its 50% capital requirement for the cost of each restaurant with limited partnerships in which it retains a 20% interest and the LPs are allocated an 80% interest in revenues until the LPs receive a 20% return on their investment ("Payout").  After Payout, the Company's share of revenue reverts to 80% and the LPs to 20% of the 50% interest.

Financial information regarding the Company's segments is as follows for 2010.  In 2009, the Company operated in only one segment, management, until the fourth quarter of 2009.

	Management	Insurance	Restaurants	Total

Revenues	$28,333	$-	$-	$28,333

Interest expense	$49,550	$-	$-	$49,550

Depreciation and amortization	$2,734	$-	$-	$2,734

Profit (loss)	$(285,438)	$-	$11,432	$(274,006)
Investments and other				$7,842
				$(266,164)

Assets	$217,786	$-	$56,797	$274,583
Investments				$1,207,491
				$1,482,074

Liabilities	$996,192	$-	$29,000	$1,025,192

Expenditures for non-current assets	$3,628	$-	$-	$3,628

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and capital resources

At March 31, 2010 and December 31, 2009, the Company had current assets of $180,786 and $60,180; current liabilities of $750,192 and $735,651; and a working capital deficit of $569,406 and $675,471, respectively.  The Company incurred a loss of $266,164 during the three months ended March 31, 2010 and had an unrealized loss from available-for-sale securities of $37,507 resulting in a comprehensive loss of $303,671.

The Company's general and administrative expenses were approximately $264,000 during the March 2010 quarter.  The Company expects quarterly cost to remain relatively constant in 2010 with probable increases in AFS and DineOut to be offset by expected revenues from the insurance and financial service products of AFS and Hooters restaurants in South Africa, respectively.  In addition, the Company has a note for $250,000 owed to its bank and another note for $162,250 owed to an individual which are due in 2010.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (3 planned).  The Company used limited partner investors for $300,000 of their requirement for the restaurant opened in December and sold their limited partner interest in March 2010 for its cost of $37,500.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 4,000,000 shares in DineOut which are free-trading on the Frankfort Exchange and are currently trading at approximately €1.43 ($1.86) per share.  The Company plans to sell some of these shares to meet its short-term capital requirements and realized proceeds of $50,232 and realized a gain of $33,263 from sales during the quarter ended March 31, 2010;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter. The note held by Investors LLC matures in November 2010;
•
The Company currently is receiving its share of earnings from the Durban, South Africa restaurant which commenced operations on January 1, 2010 and expects at least two more restaurants to be opened during 2010;

•	Extend a portion of its existing line of credit and note payable; and
•	The Company expects to raise the majority of its cash requirements for the South Africa restaurants from limited partners.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Comparison of three months ended March 31, 2010 and 2009

Revenues amounted to $28,333 ($6,625 from Investors LLC) in the three months ended March 31, 2010, as compared to $103,417 ($25,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned.

General and administrative expense amounted to $264,221 in the 2010 quarter as compared to $205,004 in the 2009 quarter.  The principal increase was payroll of $79,655.  Payroll increased due to hiring two employees to assist in raising capital for the Company.  In addition, the Company's CEO was taking a reduced salary in the 2009 period and he received his normal salary in the 2010 period.

Other income (expense) consists of the following for the three months ended March 31, 2010 and 2009.

	2010	2009

Realized gain from sale of investments	$36,728	$-
Equity in earnings of investments	11,797	11,500
Other than temporary decline in available-for-sale securities	(40,386)	(64,282)
Interest income	11,500	-
Interest expense	(49,550)	(3,866)
	$(29,911)	$(56,648)

The Company realized a gain of $33,263 from sales of DineOut shares during the 2010 quarter and realized a gain of $3,465 from marketable securities acquired from a related party.

As a result of the sale of 50% of its interest in Chanticleer Investors, LLC, the Company reduced its ownership to 11.5% and now accounts for this investment on the cost method.  Under the cost method, earnings are now included in interest income.

Interest expense increased during the 2010 quarter primarily due to the amortization of the beneficial conversion feature on new convertible notes of $35,248 and to the higher amount of debt during the 2010 period as compared to the 2009 period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:              LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:           RISK FACTORS

Not applicable.

ITEM 2:              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

CHANTICLEER HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer