Form 10-Q
period 2010-06-30
Chanticleer Holdings, Inc.
filed 2010-08-16
CIK 1106838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2010

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of July 31, 2010, was 1,005,208 shares.

Chanticleer Holdings, Inc. and Subsidiaries

INDEX
		Page No.
Part I	Financial Information (unaudited)

Item 1:	Condensed Consolidated Financial Statements

	Balance Sheets as of June 30, 2010 and December 31, 2009	3
	Statements of Operations – For the Three Months Ended June 30, 2010 and 2009	4
	Statements of Operations – For the Six Months Ended June 30, 2010 and 2009	5
	Statements of Cash Flows – For the Six Months Ended June 30, 2010 and 2009	6
	Notes to Financial Statements	7
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	25
Item 4:	Controls and Procedures	25

Part II	Other Information	27

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$21,794	$2,374
Accounts receivable	5,010	-
Due from related parties	33,295	32,806
Prepaid expenses	10,725	25,000
Total current assets	70,824	60,180
Property and equipment, net	30,246	32,125
Available-for-sale investments at fair value	394,543	83,286
Investments accounted for under the equity method	54,419	82,500
Investments accounted for under the cost method	1,091,598	1,191,598
Deposits	3,980	3,980
Total assets	$1,645,610	$1,453,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$235,405	$190,482
Accrued expenses	27,704	2,496
Notes payable	412,500	412,250
Deferred revenue	7,000	20,833
Due to related parties	35,015	109,590
Total current liabilities	717,624	735,651
Convertible notes payable	316,000	-
Total liabilities	1,033,624	735,651
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares;
issued 1,263,173 and 1,246,376 shares and outstanding 1,001,708 and
984,911 shares at June 30, 2010 and at December 31, 2009, respectively	126	125
Additional paid in capital	5,356,198	5,255,749
Non-controlling interest	36,712	-
Unrealized loss on available-for-sale securities	17,847	(84,000)
Accumulated deficit	(4,262,894)	(3,917,853)
Less treasury stock, 261,465 shares at both dates	(536,003)	(536,003)
Total stockholders' equity	611,986	718,018
Total liabilities and stockholders' equity	$1,645,610	$1,453,669

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Management and consulting revenue
Affiliate	$17,796	$25,000
Other	25,125	109,750
	42,921	134,750
Expenses:
General and administrative expense	229,851	189,237
	229,851	189,237
Loss from operations before income taxes	(186,930)	(54,487)
Income taxes	-	-
Loss from operations	(186,930)	(54,487)

Other income (expense)
Realized gain from sales of investments	114,279	50,000
Unrealized gain from marketable equity securities	-	357,000
Equity in earnings of investments	9,456	11,500
Interest income	11,500	-
Interest expense	(62,672)	(1,521)
Total other income (expense)	72,563	416,979
Net earnings (loss) before non-controlling interest	(114,367)	362,492
Non-controlling interest	242	-
Net earnings (loss)	(114,125)	362,492
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	139,354	-
Net comprehensive income	$25,229	$362,492

Net loss per share, basic and diluted	$(0.12)	$0.38
Weighted average shares outstanding	984,911	946,376

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Management and consulting revenue
Affiliate	$24,421	$50,000
Other	46,833	188,728
	71,254	238,728
Expenses:
General and administrative expense	494,073	394,241
Acquisition related costs	-	279,050
	494,073	673,291
Loss from operations before income taxes	(422,819)	(434,563)
Income taxes	-	-
Loss from operations	(422,819)	(434,563)

Other income (expense)
Realized gain (loss) from sales of investments	151,008	(14,282)
Unrealized gain from marketable equity securities	-	357,000
Equity in earnings of investments	21,253	23,000
Other than temporary decline in available-for-sale securities	(40,386)	-
Interest income	23,000	-
Interest expense	(76,974)	(5,388)
Total other income (expense)	77,901	360,330
Net loss before non-controlling interest	(344,918)	(74,233)
Non-controlling interest	(123)	-
Net loss	(345,041)	(74,233)
Other comprehensive income:
Unrealized income (loss) on available-for-sale securities	101,847	-
Net comprehensive loss	$(243,194)	$(74,233)

Net loss per share, basic and diluted	$(0.35)	$(0.08)
Weighted average shares outstanding	984,911	946,376

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1:	NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures"), Avenel Financial Services LLC ("Financial"), Chanticleer Holdings Limited ("CHL") and DineOut S.A. Ltd. ("DineOut") (during the six months ended June 30, 2010, the Company sold approximately 6% of its DineOut shares) (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

•
 DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to finance growth activity for the Company around the world.  DineOut's common stock is listed on the Frankfort stock exchange and during the six months ended June 30, 2010, the Company sold approximately 6% of its shares for proceeds of $195,944, of which $124,573 was from an exchange for an investment in HiTech Stages, Ltd.

On July 31, 2006, the Company formed Chanticleer Investors II.  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities and is managed by Advisors.

(2)
General - The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.  These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2009, which is included in the Company’s Form 10-K.

(3)
Going Concern - At June 30, 2010 and December 31, 2009, the Company had current assets of $70,824 and $60,180; current liabilities of $717,624 and $735,651; and a working capital deficit of $646,800 and $675,471, respectively.  The Company incurred a loss of $345,041 during the six months ended June 30, 2010 and had an unrealized gain from available-for-sale securities of $101,847 resulting in a comprehensive loss of $243,194.

The Company's general and administrative expenses were approximately $494,000 during the six months ended June 30, 2010.  The Company expects quarterly cost to remain relatively constant in 2010 with probable increases in AFS and DineOut to be offset by expected revenues from the insurance and financial service products of AFS and Hooters restaurants in South Africa of CHL, respectively.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (2 others planned).  The Company used limited partner investors for $314,000 of their requirement for the restaurant opened in December 2009 and sold their limited partner interest in March 2010 for its cost of $37,500.  The Company raised $387,500 for the larger restaurant in Johannesburg from limited partners which opened in May 2010.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,763,368 shares in DineOut at June 30, 2010, which are free-trading on the Frankfort Exchange and were trading at approximately €1.49 ($1.83) per share at June 30, 2010.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and collected cash proceeds of $71,371, had noncash proceeds of $124,573 and recognized a gain of $145,080 from sales during the six months ended June 30, 2010;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter. The note held by Investors LLC matures in November 2010;

•
The Company currently is receiving its share of earnings from the Durban, South Africa restaurant which commenced operations on January 1, 2010 and will begin receiving its share of earnings from the Johannesburg, South Africa location which opened in May 2010 and expects at least one more restaurant to be opened during 2010; and

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

(4)
Reclassifications - Certain reclassifications have been made in the financial statements at December 31, 2009 and for the periods ended June 30, 2009 to conform to the June 30, 2010 presentation.  The reclassifications had no effect on net earnings (loss).

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

Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the consolidated financial statements, which includes property and equipment, investments carried at cost, deposits and other assets.

(6)
New accounting pronouncements - There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Below is a listing of those pronouncements which may impact the Company when adopted.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company adopted the provisions of ASU 2010-09 effective June 30, 2010 and it had no effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company adopted the provisions of ASU 2009-13 effective June 30, 2010 and it had no effect on the financial position, results of operations or cash flows of the Company.

NOTE 2:	INVESTMENTS

Available for sale securities consist of the following at June 30, 2010 and December 31, 2009:

	2010	2009
North American Energy Resources, Inc.	$136,500	$126,000
Vought Defense Systems	92,223	-
EffTec International, Inc.	22,500	-
HiTech Stages, Ltd.	124,573	-
Remodel Auction Incorporated	900	40,000
Syzygy Entertainment, Ltd.	-	1,286
Cost less non-temporary impairment	376,696	167,286
Unrealized loss	17,847	(84,000)
Total	$394,543	$83,286

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009.  In November 2009 the Company decided that it would not sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold.  At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost.  Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company.  On February 24, 2010, the Company received 150,000 shares of NAEY which were valued at $10,500, based on the trading price at that time, for a twelve month management services contract.  At June 30, 2010, the stock had declined to $0.04 per share and the Company recorded an additional unrealized loss of $18,500 (total of $102,500), based on the Company's determination that the price decline was temporary.  It is the Company's understanding that there are certain transactions which are expected to happen which could enhance the value of the Company's investment.  Accordingly, the Company determined that the decline was temporary.

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

On February 16, 2010, a majority of the shareholders of LFSI approved a name change to Vought Defense Systems Corp. and a 1 for 545 reverse stock split of the issued shares of common stock.  On February 17, 2010, VDSC acquired 100% of RedTide Defense Group, Inc. ("RedTide") which has created a solution to a growing worldwide demand for the manufacturing of Unmanned Aerial Vehicles ("UAVs").  RedTide owns and operates www.redtidedefense.com.  The Company's debt was converted into 449,959 shares of VDSC common stock with a June 30, 2010 price of $0.17 per share.  During the second quarter, the Company sold 35,000 shares for $7,121 and recognized a loss of $656.  VDSC has a number of plans for acquisitions and expansions.  Accordingly, the Company considers the decline of $21,680 to be temporary.

EffTec International, Inc. - Effective April 1, 2010, the Company's CEO became a director and the CEO of EffTec International, Inc.  The Company received 150,000 shares of EffTec and an option to acquire an additional 150,000 shares at $0.15 per share in exchange for the management services to be provided for the quarter ended June 30, 2010.  The shares were valued at $22,500 based on the trading price of EffTec at the date of the transaction.  At June 30, 2010, the shares were valued at $0.20 per share and the $7,500 increase in value plus the value of the option of $7,500 was included in accumulated other comprehensive income (loss).

EffTec has developed a powerful, easy to use, Internet-based chiller tool called EffTrack™ that:

•	Collects, stores and analyzes chiller operating data,

•	Calculates and trends chiller performance,

•	Diagnoses the cause of chiller inefficiencies,

•	Notifies plant contacts when problems occur,

•	Recommends corrective actions,

•	Measures the results of corrective actions and

•	Provides cost analysis of operational improvements.

Chillers are the single largest energy-using component in most industrial or commercial type facilities using water-cooled chillers for comfort or process cooling and can consume up to 50% of the facility’s electrical usage.  There is a vast array of operational and mechanical problems that occur causing a chiller to lose performance.  Even small inefficiencies can result in thousands of dollars in energy waste.

HiTech Stages, Ltd. - HiTech Stages, Ltd. ("HiTech") is registered in the UK and is listed on the Frankfurt Stock Exchange (Symbol "JT2.F").  HiTech, in conjunction with a manufacturer, has developed a mobile event stage, including multimedia, which can be packed in three 20' x 8' x 8' containers.  The stage can be fully assembled in less than one hour and deployed and operational in ten minutes, including the set-up of all lighting, sound and video systems.  This is a revolutionary first in the event business and will rent for approximately one-half of the cost of conventional stage systems.  HiTech is in its initial funding stage and intends to raise up to $5.5 million to finance the manufacture of the first stage and build the distribution support services.

The Company acquired 250,000 shares of HiTech in exchange for 150,450 shares of DineOut.  The transaction was initially recorded as an available-for-sale security at the average net sales price of DineOut shares of $124,573.  At June 30, 2010, HiTech closed on the Frankfurt Stock Exchange at €2.14 ($2.61).  Due to the start-up status of HiTech and limited trading volume, the Company valued its investment at $250,000 at June 30, 2010.

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  The Company received 500,000 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009.  We valued our initial investment of 500,000 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 500,000 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 500,000 shares at the trading price of the stock on that date of $0.30 per share and recognized $150,000 in management income.  Since the market price of Remodel Auction was now readily determinable, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities.  The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer.  Accordingly, the transfer was recorded at the original cost.  At December 31, 2009, the common stock had decline to $0.04 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock.  At March 31, 2010, the value of the stock had decline further to $900 and was determined to be other than temporary.  Accordingly, the Company recognized an additional loss of $39,100 at March 31, 2010.  At June 30, 2010, the value was $2,500 and the $1,600 increase is included in accumulated other comprehensive income (loss) at that date.

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

As a result of the above transactions, the Company owns 642,814 shares of Syzygy with a cost of $1,114,221 and a fair value of zero at June 30, 2010.  The fair value is based on Syzygy discontinuing its public filing requirement and there being no market for the stock.  The Company considers this decline in value to be other than temporary and has recognized the additional loss of $1,286 in 2010.

Investments accounted for using the equity method at June 30, 2010 and December 31, 2009 follows:

	2010	2009
Investments using the equity method:
Balance, beginning of period	$82,500	$1,241,371
Equity in earnings (loss)	21,253	23,000
Sale of investment	(37,500)	(575,000)
Transfer to investments at cost	-	(575,000)
Transfers from deposits	-	82,500
Investment impairment	-	(50,000)
Distributions	(11,834)	(64,371)
Balance, end of period	$54,419	$82,500

Equity investments consist of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Carrying value:
Chanticleer & Shaw Foods Pty. Ltd. (50%)	$54,419	$82,500
	$54,419	$82,500

Activity from equity investments during the six months ended June 30, 2010 and 2009 follows:

	2010	2009
Equity in earnings (loss):
Chanticleer Investors, LLC	N/A	$23,000
Hoot S.A. I, LLC (20%)	18,253	N/A
Hoot S.A. II, LLC (20%)	3,000	N/A
	$21,253	$23,000
Distributions:
Chanticleer Investors, LLC	N/A	$23,000
Hoot S.A. I, LLC (20%)	11,834	N/A
Hoot S.A. II, LLC (20%)	-	N/A
Investment liquidation	-	41,371
	$11,834	$64,371

Chanticleer & Shaw Foods Pty. Ltd. ("C&S") - The Company through its wholly owned subsidiary, CHL, owns 50% of C&S.  C&S holds the franchise rights for the Republic of South Africa with HOA.

Hoot S.A. 1, LLC ("Hoot I") - The Company is financing its share of cost for each Hooters restaurant in South Africa in a limited partnership ("LP").  Hoot I receives the 50% share of profits from the Durban, South Africa restaurant which opened in December 2009 and began operations on January 1, 2010.  At June 30, 2010, the Company owns 20% of the LP and the limited partners ("LPs") own 80% of the LP until the LPs receive a 20% return on their investment ("Payout").  After Payout the LPs interest will be reduced to 20% and the Company through CL will have 80%.  Through June 30, 2010, the Company's share of revenues has amounted to $18,253 and it has received distributions of $11,834.

Hoot S.A. II, LLC ("Hoot II") - The Company is financing its share of cost for each Hooters restaurant in South Africa in a limited partnership ("LP").  Hoot II receives the 50% share of profits from the Johannesburg, South Africa restaurant which opened in May 2010.  At June 30, 2010, the Company owns 20% of the LP and the limited partners ("LPs") own 80% of the LP until the LPs receive a 20% return on their investment ("Payout").  After Payout the LPs interest will be reduced to 20% and the Company through CL will have 80%.  Through June 30, 2010, the Company's share of revenues has amounted to $3,000 and its distributions should commence in the third quarter of 2010.

Investments accounted for using the cost method at June 30, 2010 and December 31, 2009 follow:

	2010	2009
Investments at cost:
Edison Nation, LLC (FKA Bouncing Brain Productions)	$250,000	$250,000
Vought Defense Systems (fka Lifestyle Innovations, Inc.)	-	100,000
BreezePlay, Inc.	250,000	250,000
Chanticleer Investors LLC	575,000	575,000
Chanticleer Investors II	16,598	16,598
Total	$1,091,598	$1,191,598

Chanticleer Investors LLC ("Investors LLC") - The Company sold 1/2 of its investment in Investors LLC in May 2009, which reduced its ownership from 23% to 11.5%.  Accordingly, in May 2009, the Company discontinued accounting for this investment using the equity method and began to account for the investment using the cost method.

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

BreezePlay, Inc. - BreezePlay™ LLC (“BreezePlay”), headquartered in Charlotte, NC, is an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. BreezePlay offers a proprietary monitoring system called EnviroScape™, which is the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings.  We valued the 250,000 shares we received in BreezePlay at $250,000, the price at which BreezePlay was selling its common stock to unrelated parties.  We received the shares in exchange for management services which were provided from February 1, 2009 through January 31, 2010.  We recognized eleven months of income in 2009 and recognized the remaining month in 2010.  Based on the current status of this company, the Company does not consider its investment to be impaired.

Chanticleer Investors II - The Company paid $16,598 in professional services to form this partnership.  Chanticleer Advisors, LLC acts as the managing general partner and receives a management fee based on a percentage of profits.

NOTE 3:	CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2010, the Company issued convertible notes payable with a total principal balance of $316,000.  The convertible notes include interest at 10% per annum, which is payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012.  The convertible notes are convertible into our common stock at the rate of $3.50 per share.  The conversion price was below the market price of our common stock on the dates the convertible notes were issued.  Accordingly, $41,660 of the proceeds were allocated to the intrinsic value of the conversion feature by crediting additional paid in capital and charging interest expense, since the notes were immediately convertible.

NOTE 4:	NOTES PAYABLE

On July 15, 2009, the Company repaid its $500,000 line of credit using $250,000 of its cash balance and a new loan in the amount of $250,000.  The new loan is due July 10, 2010; includes interest at Wall Street Journal Prime + 1% (minimum of 5.5%) payable monthly; is collateralized by substantially all of the assets of the Company; and is guaranteed by Mr. Pruitt.  The bank has agreed to extend the loan for one year and is in process of preparing the loan documents.

On April 3, 2009, the Company received loan proceeds from an individual in the amount of $100,000 which was due June 30, 2009, together with interest at 18% per annum.  On December 8, 2009, the individual loaned the Company an additional $50,000 and added accrued interest of $12,250 to the note, which was re-written with a balance of $162,250 and a due date of June 30, 2010.  Chanticleer Holdings, Ltd is the borrower and the Company has guaranteed the loan.  The loan has been extended until December 31, 2010.

NOTE 5:	RELATED PARTY TRANSACTIONS

The Company had non-interest bearing advances in the amount of $35,015 and $109,590 at June 30, 2010 and December 31, 2009, respectively, from a company owned by Mr. Pruitt and $12,000 from a personal colleague of Mr. Pruitt.  During June 2010, 16,797 shares of common stock were issued in exchange for $58,790 of the balance.

At June 30, 2010 and December 31, 2009, the Company had $33,295 and $32,806, respectively, due from related parties, which consisted primarily of a receivable of $24,907 from Green St. Energy, Inc. for whom the Company provided management and accounting services and for whom Mr. Pruitt is a director and $7,150 from Investors LLC.

Michael D. Pruitt, the Company’s Chief Executive Officer, became a director and the CEO of EffTec International, Inc., effective April 1, 2010.

Michael D. Pruitt was CFO and the sole director of Syzygy Entertainment, Ltd until he resigned effective June 1, 2009.

The Company realized a gain of $6,583 on sale of marketable securities acquired from a related party for $26,334.

NOTE 6:	COMMITMENTS AND CONTINGENCIES

Hooters, Inc. Acquisition

The planned acquisition of Hooters, Inc. has been cancelled by the parties.

Lease

Effective August 1, 2009, the Company entered into an office lease agreement for its office with a term of one year and monthly lease payments of $2,100.

Hooters South Africa

On April 23, 2009, the Company's wholly owned subsidiary CHL through its 50% ownership of Chanticleer & Shaw Pty, Ltd. entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The current plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations effective January 1, 2010.  A location in Johannesburg opened in May 2010 and a second location is scheduled to open in Johannesburg during the third quarter of 2010.  A fourth location in either Cape Town or Pretoria is also planned for late 2010 or early 2011.  The majority of the Company's financial commitments have been and will be covered with limited partner commitments.

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

The Company receives equity securities from companies for which it provides management services.  Generally the securities are issued in advance of the period over which the service is to be provided, generally one year.  The Company values the equity instruments received based upon the stock prices as of the date we reached an agreement with the third party and defers the related revenue.  The revenue is then recognized over the period earned.  Deferred revenue consists of the following at June 30, 2010 and  December 31, 2009.

	2010	2009

Balance at beginning of year	$20,833	$-
Additions:
North American Energy common stock	10,500	-
Remodel Auction common stock	-	125,000
BreezePlay, Inc. common stock	-	250,000
Amortization	(24,333)	(354,167)
Balance end of year	$7,000	$20,833

NOTE 9:	SEGMENTS OF BUSINESS

The Company is organized into three segments as of June 30, 2010, two of which were added at the end of 2009 and had not recorded any revenue as of December 31, 2009.

Management and consulting services ("Management")

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors LLC and Investors II.

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

Operation of restaurants (South Africa) ("Restaurants")

CHL owns 50% of C&S which holds the franchise for the Republic of South Africa with HOA.  The Company is funding its 50% capital requirement for the cost of each restaurant with limited partnerships in which it retains a 20% interest and the LPs are allocated an 80% interest in revenues until the LPs receive a 20% return on their investment ("Payout").  After Payout, the Company's share of revenue reverts to 80% and the LPs to 20% of the 50% interest.  As of June 30, 2010, two restaurants had been opened.

Financial information regarding the Company's segments is as follows for the six months ended June 30, 2010.  In 2009, the Company operated in only one segment, management, until the fourth quarter of 2009.

	Management	Insurance	Restaurants	Total
Revenues	$71,254	$-	$-	$71,254

Interest expense	$76,974	$-	$-	$76,974

Depreciation and amortization	$5,508	$-	$-	$5,508

Profit (loss)	$(499,793)	$-	$21,253	$(478,540)
Investments and other				133,622
				$(344,918)

Assets	$105,050	$-	$54,419	$159,469
Investments				1,486,141
				$1,645,610

Liabilities	$1,008,624	$-	$25,000	$1,033,624

Expenditures for non-current assets	$3,628	$-	$-	$3,628

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

Liquidity and capital resources

At June 30, 2010 and December 31, 2009, the Company had current assets of $70,824 and $60,180; current liabilities of $717,624 and $735,651; and a working capital deficit of $646,800 and $675,471, respectively.  The Company incurred a loss of $341,041 during the six months ended June 30, 2010 and had an unrealized gain from available-for-sale securities of $101,847 resulting in a comprehensive loss of $243,194.

The Company's general and administrative expenses were approximately $494,000 during the six months ended June 30, 2010.  The Company expects quarterly cost to remain relatively constant in 2010 with probable increases in AFS and DineOut to be offset by expected revenues from the insurance and financial service products of AFS and the Hooters restaurants in South Africa, respectively.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (2 others planned).  The Company used limited partner investors for $314,000 of their requirement for the restaurant opened in December 2009 and sold their limited partner interest in March 2010 for its cost of $37,500.  The Company raised $387,500 from limited partners for the restaurant in Johannesburg which opened in May 2010.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,763,368 shares in DineOut which are free-trading on the Frankfort Exchange and were trading at approximately €1.49 ($1.83) per share at June 30, 2010.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and realized cash proceeds of $71,371, non cash proceeds of $124,573 and recognized a gain of $145,080 from sales during the six months ended June 30, 2010;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter. The note held by Investors LLC matures in November 2010;

•
The Company currently is receiving its share of earnings from the Durban, South Africa restaurant which commenced operations on January 1, 2010 and the Johannesburg, South Africa location which opened in May 2010 should commence distributions in the third quarter.  The Company expects at least one more restaurants to be opened during 2010 in Johannesburg and a fourth location either late in 2010 or in early 2011; and

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

Comparison of three months ended June 30, 2010 and 2009

Revenues amounted to $42,921 ($6,625 from Investors LLC) in the three months ended June 30, 2010, as compared to $134,750 ($25,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned.

General and administrative expense amounted to $229,851 in the 2010 quarter as compared to $189,237 in the 2009 quarter.  The principal increase was payroll of $40,003.  Payroll increased due to hiring two employees to assist in raising capital for the Company.  In addition, the Company's CEO was taking a reduced salary in the 2009 period and he received his normal salary in the 2010 period.

Other income (expense) consists of the following for the three months ended June 30, 2010 and 2009.

	2010	2009
Realized gain from sale of investments	$114,279	$50,000
Unrealized gain frm marketable equity securities	-	357,000
Equity in earnings of investments	9,456	11,500
Interest income	11,500	-
Interest expense	(62,672)	(1,521)
	$72,563	$416,979

The Company realized a gain of $111,817 from sales of DineOut shares during the 2010 quarter, realized a gain of $3,118 from marketable securities acquired from a related party and realized a loss of $656 from sale of part of its investment in VDSC.

In 2009, the Company accounted for its investment in North American Energy Resources, Inc. as a trading security with unrealized increases and decreases in value included in earnings.  In 2010 this investment is accounted for as an available for sale security with unrealized gains/losses included in accumulated other comprehensive income (loss).

Equity in earnings of investments in 2010 represents the Company's share of net profits from its investment in restaurants in South Africa.  As a result of the sale of 50% of its interest in Chanticleer Investors, LLC, the Company reduced its ownership to 11.5% and now accounts for this investment on the cost method.  Under the cost method, earnings are now included in interest income.

Interest expense increased during the 2010 quarter primarily due to the amortization of the beneficial conversion feature on new convertible notes of $6,412 and to the higher amount of debt during the 2010 period as compared to the 2009 period.

Comparison of six months ended June 30, 2010 and 2009

Revenues amounted to $71,254 ($13,250 from Investors LLC) in the six months ended June 30, 2010, as compared to $238,728 ($50,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned.

General and administrative expense amounted to $494,073 in the 2010 period as compared to $394,241 in the 2009 period.  The principal increase was payroll of $119,658.  Payroll increased due to hiring two employees to assist in raising capital for the Company.  In addition, the Company's CEO was taking a reduced salary in the 2009 period and he received his normal salary in the 2010 period.

Other income (expense) consists of the following for the six months ended June 30, 2010 and 2009.

	2010	2009
Realized gain (loss) from sale of investments	$151,008	$(14,282)
Unrealized gain from marketable equity securities	-	357,000
Equity in earnings of investments	21,253	23,000
Other than temporary decline in available-for-sale securities	(40,386)	-
Interest income	23,000	-
Interest expense	(76,974)	(5,388)
	$77,901	$360,330

The Company realized a gain of $145,080 from sales of DineOut shares during the 2010 period, realized a gain of $6,584 from marketable securities acquired from a related party and realized a loss of $656 from sale of part of its investment in VDSC.

In 2009, the Company accounted for its investment in North American Energy Resources, Inc. as a trading security with unrealized increases and decreases in value included in earnings.  In 2010 this investment is accounted for as an available for sale security with unrealized gains/losses included in accumulated other comprehensive income (loss).

Equity in earnings of investments in 2010 represents the Company's share of net profits from its investment in restaurants in South Africa.  As a result of the sale of 50% of its interest in Chanticleer Investors, LLC, the Company reduced its ownership to 11.5% and now accounts for this investment on the cost method.  Under the cost method, earnings are now included in interest income.

The Company recorded an other than temporary loss on the decline in available for sale securities during the first quarter of 2010, primarily from the decline in value of its investment in Remodel Auction.

Interest expense increased during the 2010 period primarily due to the amortization of the beneficial conversion feature on new convertible notes of $41,660 and to the higher amount of debt during the 2010 period as compared to the 2009 period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 16,797 shares of its common stock to a related party in exchange for $58,790 in loans previously made to the Company.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

CHANTICLEER HOLDINGS, INC.

Date: August 13, 2010	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer