Form 10-Q
period 2010-09-30
Chanticleer Holdings, Inc.
filed 2010-11-12
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:        September 30, 2010

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of October 31, 2010, was 1,005,058 shares.

Chanticleer Holdings, Inc. and Subsidiaries

INDEX

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,305	$2,374
Accounts receivable	2,482	-
Due from related parties	32,182	32,806
Prepaid expenses	13,914	25,000
Total current assets	60,883	60,180
Property and equipment, net	27,473	32,125
Available-for-sale investments at fair value	305,973	83,286
Investments accounted for under the equity method	76,016	82,500
Investments accounted for under the cost method	1,091,598	1,191,598
Deposits	3,980	3,980

Total assets	$1,565,923	$1,453,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$200,133	$190,482
Accrued expenses	36,758	2,246
Notes payable	412,500	412,500
Deferred revenue	4,375	20,833
Due to related parties	53,349	109,590
Total current liabilities	707,115	735,651
Convertible notes payable	436,500	-
Total liabilities	1,143,615	735,651
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares;issued 1,266,673 and 1,246,376 shares and outstanding 1,005,058 and 984,911 shares at September 30, 2010 and at December 31, 2009, respectively	127	125
Additional paid in capital	5,374,531	5,255,749
Non-controlling interest	41,637	-
Unrealized loss on available-for-sale securities	(45,054)	(84,000)
Accumulated deficit	(4,412,250)	(3,917,853)
Less treasury stock, 261,615 and 261,465 shares, respectively	(536,683)	(536,003)
Total stockholders' equity	422,308	718,018
Total liabilities and stockholders' equity	$1,565,923	$1,453,669

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Management and consulting revenue
Affiliate	$9,250	$17,125
Other	-	243,750
	9,250	260,875
Expenses:
General and administrative expense	163,177	197,832
	163,177	197,832
Loss from operations before income taxes	(153,927)	63,043
Income taxes	-	-
Loss from operations	(153,927)	63,043

Other income (expense)
Realized gain (loss) from sales of investments	(1,658)	5,551
Unrealized loss from marketable equity securities	-	(98,000)
Equity in earnings of investments	21,597	-
Interest and other income	11,500	11,550
Interest expense	(27,421)	(19,116)
Total other income (expense)	4,018	(100,015)
Net earnings (loss) before non-controlling interest	(149,909)	(36,972)
Non-controlling interest	553	-
Net earnings (loss)	(149,356)	(36,972)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(62,901)	-
Net comprehensive income	$(212,257)	$(36,972)

Net loss per share, basic and diluted	$(0.15)	$(0.04)
Weighted average shares outstanding	1,004,636	978,159

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Management and consulting revenue
Affiliate	$59,671	$88,625
Other	20,833	410,978
	80,504	499,603
Expenses:
General and administrative expense	657,249	592,073
Acquisition related costs	-	279,050
	657,249	871,123
Loss from operations before income taxes	(576,745)	(371,520)
Income taxes	-	-
Loss from operations	(576,745)	(371,520)

Other income (expense)
Realized gain (loss) from sales of investments	149,350	(8,731)
Unrealized gain from marketable equity securities	-	259,000
Equity in earnings of investments	42,850	23,000
Other than temporary decline in available-for-sale securities	(40,386)	-
Interest and other income	34,500	11,550
Interest expense	(104,396)	(24,504)
Total other income (expense)	81,918	260,315
Net loss before non-controlling interest	(494,827)	(111,205)
Non-controlling interest	430	-
Net loss	(494,397)	(111,205)
Other comprehensive income:
Unrealized income (loss) on available-for-sale securities	38,946	-
Net comprehensive loss	$(455,451)	$(111,205)

Net loss per share, basic and diluted	$(0.50)	$(0.12)
Weighted average shares outstanding	984,911	957,087

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(494,397)	$(111,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized (gain) loss of marketable securities	-	(259,000)
Other than temporary decline in available-for-sale securities	40,386	-
Depreciation	8,281	9,001
Equity in (earnings) loss of investments	(42,850)	(23,000)
Beneficial conversion feature of convertible notes payable	49,994	-
Investment received in exchange for management services	(33,000)	(150,000)
Realized (gains) losses from sales of investments	(149,350)	8,731
Acquisition related costs	-	279,050
Non-controlling interest	(430)	-
Change in other assets and liabilities:	-
(Increase) decrease in accounts receivable	(2,482)	(750)
(Increase) decrease in prepaid expenses and other assets	2,500	(20,745)
Increase (decrease) in accounts payable and accrued expenses	44,163	6,490
Advances from related parties for working capital, net	3,174	43,349
Increase (decrease) in deferred revenue	(16,459)	(260,417)
Net cash used in operating activities	(590,470)	(478,496)
Cash flows from investing activities
Purchase of fixed assets	(3,628)	(4,148)
Purchase of investments	(26,334)	(79,000)
Purchase of treasury stock	(680)	-
Distributions from equity investments	11,833	64,371
Advance to Chanticleer Investors LLC	-	(69,500)
Proceeds from sale of investments	182,710	667,051
Net cash provided by operating activities	163,901	578,774
Cash flows from financing activities
Proceeds from sale of common stock	-	76,578
Loan repayment	(4,500)	(500,000)
Loan proceeds	441,000	350,000
Net cash provided (used) by financing activities	436,500	(73,422)
Net increase in cash and cash equivalents	9,931	26,856
Cash and cash equivalents, beginning of period	2,374	14,151
Cash and cash equivalents, end of period	$12,305	$41,007
 (Continued)

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$20,139	$15,503
Income taxes	-	-

Non-cash investing and financing activities:
Investments received for management consulting contracts	33,000	-
Exchange of investment in oil and gas properties for marketable equity securities	-	126,000
Common stock issued for loan from related party	58,790	-
Investment exchanged for another investment	124,573	-
Common stock issued for consulting contract	10,000	-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1:	NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures"), Avenel Financial Services LLC ("Financial"), Chanticleer Holdings Limited ("CHL") and DineOut S.A. Ltd. ("DineOut") (during the nine months ended September 30, 2010, the Company sold approximately 7% of its DineOut shares) (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

•
DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to finance growth activity for the Company around the world.  DineOut's common stock is listed on the Frankfort stock exchange and during the nine months ended September 30, 2010, the Company sold approximately 7% of its shares for proceeds of $217,501, of which $124,573 was from an exchange for an investment in HiTech Stages, Ltd.

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

(3)
Going Concern - At September 30, 2010 and December 31, 2009, the Company had current assets of $60,883 and $60,180; current liabilities of $707,115 and $735,651; and a working capital deficit of $646,232 and $675,471, respectively.  The Company incurred a loss of $494,397 during the nine months ended September 30, 2010 and had an unrealized gain from available-for-sale securities of $38,946 resulting in a comprehensive loss of $455,451.

The Company's general and administrative expenses were approximately $657,000 during the nine months ended September 30, 2010.  These costs have declined from $264,221 in the first quarter of 2010, $229,851 in the second quarter of 2010 and $163,177 in the third quarter of 2010.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (1 more planned).  The Company used limited partner investors for $314,000 of their requirement for the restaurant opened in December 2009 and sold their limited partner interest in March 2010 for its cost of $37,500.  The Company raised $387,500 for the larger restaurant in Johannesburg from limited partners which opened in June 2010.  As of September 30, 2010, the Company's limited partnership, Hoot S.A. III, Ltd., had collected $100,000 of the $300,000 required for the third restaurant with commitments for the remaining $200,000.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,727,937 shares in DineOut at September 30, 2010, which are free-trading on the Frankfort Exchange and were trading at approximately €1.50 ($2.05) per share at September 30, 2010.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and collected cash proceeds of $92,928, had noncash proceeds of $124,573 and recognized a gain of $156,848 from sales during the nine months ended September 30, 2010;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter. The note held by Investors LLC matures in November 2010;
•
The Company currently is receiving its share of earnings from the Durban, South Africa restaurant which commenced operations on January 1, 2010 and will begin receiving its share of earnings from the Johannesburg, South Africa location which opened in June 2010, although cash distributions are expected to commence in the fourth quarter of 2010.  The Company also expects at least one more restaurant to be opened during 2010; and

•	The Company expects to raise its cash requirements for the South Africa restaurants from limited partners.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

(4)
Reclassifications - Certain reclassifications have been made in the financial statements at December 31, 2009 and for the periods ended September 30, 2009 to conform to the September 30, 2010 presentation.  The reclassifications had no effect on net earnings (loss).

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

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), "Accounting for Technical Amendments to Various SEC Rules and Schedules — Amendments to SEC Paragraphs Pursuant to Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies" and ASU 2010-22, "Accounting for Various Topics — Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission." Both corrections have been adopted by the Company and had no effect on the financial position, results of operations or cash flows of the Company.

NOTE 2:	INVESTMENTS

Available for sale securities consist of the following at September 30, 2010 and December 31, 2009:

	2010	2009

North American Energy Resources, Inc.	$136,500	$126,000
Vought Defense Systems	66,554	-
EffTec International, Inc.	22,500	-
HiTech Stages, Ltd.	124,573	-
Remodel Auction Incorporated	900	40,000
Syzygy Entertainment, Ltd.	-	1,286
Cost less non-temporary impairment	351,027	167,286
Unrealized loss	(45,054)	(84,000)
Total	$305,973	$83,286

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009.  In November 2009 the Company decided that it would not sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold.  At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost.  Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company.  On February 24, 2010, the Company received 150,000 shares of NAEY which were valued at $10,500, based on the trading price at that time, for a twelve month management services contract.  At September 30, 2010, the stock had declined to $0.01 per share and the Company recorded an additional unrealized loss of $25,500 (total of $128,000), based on the Company's determination that the price decline was temporary.  It is the Company's understanding that there are certain transactions which are expected to happen which could enhance the value of the Company's investment.  Accordingly, the Company determined that the decline was temporary.

Vought Defense Systems Corp. - On May 31, 2006, we acquired debt owed by Alas Defense Systems, Inc. ("ADS") and formerly Vought Defense Systems Corp. ("VDSC") (formerly, Lifestyle Innovations, Inc.) with a face value of $1,177,395 for $100,000 in cash.  Lifestyle has traded under the symbol LFSI and has only had a deminimus amount of income from a royalty during the last three years.  LFSI is not currently a reporting company.  The debt was converted into a note with interest at 12% on July 1, 2008.  We owned approximately 28% of the debt of LFSI at December 31, 2009.  LFSI was valued at approximately $400,000 as a shell, ($100,000 for the Company's interest) based on estimates provided by an attorney knowledgeable in the area.

On February 16, 2010, a majority of the shareholders of LFSI approved a name change to Vought Defense Systems Corp. and a 1 for 545 reverse stock split of the issued shares of common stock.  On February 17, 2010, VDSC acquired 100% of RedTide Defense Group, Inc. ("RedTide") which has created a solution to a growing worldwide demand for the manufacturing of Unmanned Aerial Vehicles ("UAVs").  RedTide owns and operates www.redtidedefense.com.  The Company's debt was converted into 449,959 shares of VDSC common stock with a September 30, 2010 price of $0.05 per share.  During the second and third quarters, the Company sold 150,500 shares for $19,364 and recognized a loss of $14,082.  VDSC has a number of plans for acquisitions and expansions.  Accordingly, the Company considers the decline of $51,581 to be temporary.

EffTec International, Inc. - Effective April 1, 2010, the Company's CEO became a director and the CEO of EffTec International, Inc.  The Company received 150,000 shares of EffTec and an option to acquire an additional 150,000 shares at $0.15 per share in exchange for the management services to be provided for the quarter ended June 30, 2010.  The shares were valued at $22,500 based on the trading price of EffTec at the date of the transaction.  At September 30, 2010, the shares were valued at $0.18 per share and the $4,500 increase in value plus the value of the option of $4,500 was included in accumulated other comprehensive income (loss).

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

The Company acquired 250,000 shares of HiTech in exchange for 150,450 shares of DineOut.  The transaction was initially recorded as an available-for-sale security at the average net sales price of DineOut shares of $124,573.  At September 30, 2010, HiTech closed on the Frankfurt Stock Exchange at €1.23 ($1.68).  Due to the start-up status of HiTech and limited trading volume, the Company valued its investment at $250,000 at September 30, 2010.

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  The Company received 500,000 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009.  We valued our initial investment of 500,000 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 500,000 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 500,000 shares at the trading price of the stock on that date of $0.30 per share and recognized $150,000 in management income.  Since the market price of Remodel Auction was now readily determinable, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities.  The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer and the transfer was recorded at the original cost.  At December 31, 2009, the common stock had decline to $0.04 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock.  At March 31, 2010, the value of the stock had decline further to $900 and was determined to be other than temporary.  Accordingly, the Company recognized an additional loss of $39,100 at March 31, 2010.  At September 30, 2010, the value was $1,000 and the $100 increase is included in accumulated other comprehensive income (loss) at that date.

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

As a result of the above transactions, the Company owns 642,814 shares of Syzygy with a cost of $1,114,221 and a fair value of zero at September 30, 2010.  The fair value is based on Syzygy discontinuing its public filing requirement and there being no market for the stock.  The Company considers this decline in value to be other than temporary and has recognized the additional loss of $1,286 in 2010.

Investments accounted for using the equity method at September 30, 2010 and December 31, 2009 follows:

	2010	2009
Investments using the equity method:
Balance, beginning of period	$82,500	$1,241,371
Equity in earnings (loss)	42,850	23,000
Sale of investment	(37,500)	(575,000)
Transfer to investments at cost	-	(575,000)
Transfers from deposits	-	82,500
Investment impairment	-	(50,000)
Distributions	(11,834)	(64,371)
Balance, end of period	$76,016	$82,500

Equity investments consist of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Carrying value:
Chanticleer & Shaw Foods Pty. Ltd. (50%)	$76,016	$82,500
	$76,016	$82,500

Activity from equity investments during the nine months ended September 30, 2010 and 2009 follows:
	2010	2009
Equity in earnings (loss):
Chanticleer Investors, LLC	N/A	$23,000
Hoot S.A. I, LLC (20%)	21,023	N/A
Hoot S.A. II, LLC (20%)	21,827	N/A
	$42,850	$23,000
Distributions:
Chanticleer Investors, LLC	N/A	$23,000
Hoot S.A. I, LLC (20%)	11,834	N/A
Hoot S.A. II, LLC (20%)	-	N/A
Investment liquidation	-	41,371
	$11,834	$64,371

Chanticleer & Shaw Foods Pty. Ltd. ("C&S") - The Company through its wholly owned subsidiary, CHL, owns 50% of C&S.  C&S holds the franchise rights for the Republic of South Africa with HOA.

Hoot S.A. 1, LLC ("Hoot I") - The Company is financing its share of cost for each Hooters restaurant in South Africa in a limited partnership ("LP").  Hoot I receives the 50% share of profits from the Durban, South Africa restaurant which opened in December 2009 and began operations on January 1, 2010.  At September 30, 2010, the Company owns 20% of the LP and the limited partners ("LPs") own 80% of the LP until the LPs receive a 20% return on their investment ("Payout").  After Payout the LPs interest will be reduced to 20% and the Company through CL will have 80%.  Through September 30, 2010, the Company's share of revenues has amounted to $21,023 and it has received distributions of $11,834.

Hoot S.A. II, LLC ("Hoot II") - Hoot II receives the 50% share of profits from the Johannesburg, South Africa restaurant which opened in June 2010.  At September 30, 2010, the Company owns 20% of the LP and the limited partners ("LPs") own 80% of the LP until the LPs receive a 20% return on their investment ("Payout").  After Payout the LPs interest will be reduced to 20% and the Company through CL will have 80%.  Through September 30, 2010, the Company's share of revenues has amounted to $21,827 and its distributions should commence in the fourth quarter of 2010.

Hoot S.A. III, LLC ("Hoot III") - Hoot III will receive 50% of profits from the Cape Town, South Africa restaurant which is currently under construction.  At September 30, 2010, Hoot III had received $100,000 of the $300,000 requirement in cash and had commitments for the balance.  The restaurant is expected to be open by the end of the year.

Investments accounted for using the cost method at September 30, 2010 and December 31, 2009 follow:

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

During the nine months ended September 30, 2010, the Company issued convertible notes payable with a total principal balance of $441,000 and made a partial repayment of $4,500.  The convertible notes include interest at 10% per annum, which is payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012.  The convertible notes are convertible into our common stock at the rate of $3.50 per share.  The conversion price was below the market price of our common stock on the dates the convertible notes were issued.  Accordingly, $49,994 of the proceeds were allocated to the intrinsic value of the conversion feature by crediting additional paid in capital and charging interest expense, since the notes were immediately convertible.

NOTE 4:	NOTES PAYABLE

The Company has a loan with a bank with a balance of $250,000 which includes interest at Wall Street Journal Prime + 1% (minimum of 5.5%) payable monthly; is due in monthly payments of $1,729 commencing February 10, 2011 and the remaining balance is due July 10, 2011.  The loan is collateralized by substantially all of the assets of the Company; and is guaranteed by Mr. Pruitt.  The bank has agreed to extend the loan for one year and is in process of preparing the loan documents.

On April 3, 2009, the Company received loan proceeds from an individual in the amount of $100,000 which was due June 30, 2009, together with interest at 18% per annum.  On December 8, 2009, the individual loaned the Company an additional $50,000 and added accrued interest of $12,500 to the note, which was re-written with a balance of $162,500 and a due date of June 30, 2010.  Chanticleer Holdings, Ltd is the borrower and the Company has guaranteed the loan.  The loan has been extended until December 31, 2010.

NOTE 5:	RELATED PARTY TRANSACTIONS

The Company had non-interest bearing advances in the amount of $53,349 and $109,590 at September 30, 2010 and December 31, 2009, respectively, from a company owned by Mr. Pruitt and $12,000 from a personal colleague of Mr. Pruitt.  During June 2010, 16,797 shares of common stock were issued in exchange for $58,790 of the balance.

At September 30, 2010 and December 31, 2009, the Company had $32,182 and $32,806, respectively, due from related parties, which consisted primarily of a receivable of $24,907 from Green St. Energy, Inc. for whom the Company provided management and accounting services and for whom Mr. Pruitt is a director and $7,150 from Investors LLC.

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

Lease

Effective August 1, 2009, the Company entered into an office lease agreement for its office with a term of one year and monthly lease payments of $2,100.  During the quarter ended September 30, 2010, the lease was extended for an additional year with the same terms.

Hooters South Africa

On April 23, 2009, the Company's wholly owned subsidiary CHL through its 50% ownership of Chanticleer & Shaw Pty, Ltd. entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The current plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations effective January 1, 2010.  A location in Johannesburg opened in June 2010 and the third location is scheduled to open in Cape Town during the fourth quarter of 2010.  A fourth location in either Johannesburg or Pretoria is also now scheduled for sometime in 2011.  The Company's remaining financial commitments have been and will be covered with limited partner commitments.

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

The Company receives equity securities from companies for which it provides management services.  Generally the securities are issued in advance of the period over which the service is to be provided, generally one year.  The Company values the equity instruments received based upon the stock prices as of the date we reached an agreement with the third party and defers the related revenue.  The revenue is then recognized over the period earned.  Deferred revenue consists of the following at September 30, 2010 and  December 31, 2009.

	2010	2009

Balance at beginning of year	$20,833	$-
Additions:
North American Energy common stock	10,500	-
Remodel Auction common stock	-	125,000
BreezePlay, Inc. common stock	-	250,000
Amortization	(26,958)	(354,167)
Balance end of year	$4,375	$20,833

NOTE 9:	SEGMENTS OF BUSINESS

The Company is organized into three segments as of September 30, 2010, two of which were added at the end of 2009 and had not recorded any revenue as of December 31, 2009.

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

Operation of restaurants (South Africa) ("Restaurants")
CHL owns 50% of C&S which holds the franchise for the Republic of South Africa with HOA.  The Company is funding its 50% capital requirement for the cost of each restaurant with limited partnerships in which it retains a 20% interest and the LPs are allocated an 80% interest in revenues until the LPs receive a 20% return on their investment ("Payout").  After Payout, the Company's share of revenue reverts to 80% and the LPs to 20% of the 50% interest.  As of September 30, 2010, two restaurants had been opened and a third was being completed in Cape Town.

Financial information regarding the Company's segments is as follows for the nine months ended September 30, 2010.  In 2009, the Company operated in only one segment, management, until the fourth quarter of 2009.

	Management	Insurance	Restaurants	Total

Revenues	$80,504	$-	$-	$80,504

Interest expense **	$104,396	$-	$-	$104,396

Depreciation and amortization	$8,281	$-	$-	$8,281

Profit (loss)	$(681,141)	$-	$42,850	$(638,291)
Investments and other				143,894
				$(494,397)

Assets	$89,336	$-	$76,016	$165,352
Investments				1,400,571
				$1,565,923

Liabilities	$1,118,615	$-	$25,000	$1,143,615

Expenditures for non-current assets	$3,628	$-	$-	$3,628

** Includes $49,994 for the beneficial conversion feature of convertible notes payable.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and capital resources

At September 30, 2010 and December 31, 2009, the Company had current assets of $60,883 and $60,180; current liabilities of $707,115 and $735,651; and a working capital deficit of $646,232 and $675,471, respectively.  The Company incurred a loss of $494,397 during the nine months ended September 30, 2010 and had an unrealized gain from available-for-sale securities of $38,946 resulting in a comprehensive loss of $455,451.

The Company's general and administrative expenses were approximately $657,000 during the nine months ended September 30, 2010.  These costs declined from $264,221 in the first quarter of 2010, $229,851 in the second quarter of 2010 and $163,177 in the third quarter of 2010.  The fourth quarter of 2010 is expected to be approximately the same as the third quarter of 2010.  The Company expects to be required to invest approximately $350,000 for each new restaurant opened in 2010.  (total of 3 planned).  The Company used limited partner investors for $314,000 of their requirement for the restaurant opened in December 2009 and sold their limited partner interest in March 2010 for its cost of $37,500.  The Company raised $387,500 from limited partners for the restaurant in Johannesburg which opened in June 2010.  All funds have been committed for the third restaurant which is expected to open before the end of 2010 in Cape Town.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,727,937 shares in DineOut which are free-trading on the Frankfort Exchange and were trading at approximately €1.50 ($2.05) per share at September 30, 2010.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and realized cash proceeds of $92,928, non cash proceeds of $124,573 and recognized a gain of $156,848 from sales during the nine months ended September 30, 2010;

•	The Company currently receives interest income and management fees for its investment in Investors LLC of $18,125 per quarter. The note held by Investors LLC matures in November 2010;
•
The Company currently is receiving its share of earnings from the Durban, South Africa restaurant which commenced operations on January 1, 2010 and the Johannesburg, South Africa location which opened in June 2010 should commence distributions in the fourth quarter.  The Company expects at least one more restaurants to be opened during 2010 in Cape Town and a fourth location planned for 2011; and

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

Comparison of three months ended September 30, 2010 and 2009

Revenues amounted to $9,250 ($6,625 from Investors LLC) in the three months ended September 30, 2010, as compared to $260,875 ($25,000 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned.

General and administrative expense amounted to $163,177 in the 2010 quarter as compared to $197,832 in the 2009 quarter.  The decrease is composed of several items, including payroll of $6,586, travel of $5,132, accounting and auditing of $4,786 and rent of $4,281.

Other income (expense) consists of the following for the three months ended September 30, 2010 and 2009.

	2010	2009

Realized gain (loss) from sale of investments	$(1,658)	$5,551
Unrealized loss from marketable equity securities	-	(98,000)
Equity in earnings of investments	21,597	-
Interest and other income	11,500	11,550
Interest expense	(27,421)	(19,116)
	$4,018	$(100,015)

The Company realized a gain of $11,768 from sales of DineOut shares during the 2010 quarter and realized a loss of $13,426 from sale of part of its investment in VDSC.

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

Interest expense increased during the 2010 quarter primarily due to the amortization of the beneficial conversion feature on new convertible notes of $8,334 and to the higher amount of debt during the 2010 period as compared to the 2009 period.  There were no convertible notes outstanding during 2009.

Comparison of nine months ended September 30, 2010 and 2009

Revenues amounted to $80,504 ($19,875 from Investors LLC) in the nine months ended September 30, 2010, as compared to $499,603 ($56,625 from Investors LLC) in the year earlier period.  The Company received cash from Investors LLC and was compensated with shares of common stock for the other revenue earned.

General and administrative expense amounted to $657,249 in the 2010 period as compared to $592,073 in the 2009 period.  The principal increase was payroll of $113,072.  Payroll increased due to hiring two employees to assist in raising capital for the Company.  In addition, the Company's CEO was taking a reduced salary in the 2009 period and he received his normal salary in the 2010 period.  The payroll increase was partially offset by a reduction in travel costs of $17,422 and a reduction of insurance in the amount of $18,047, among others.

Acquisition related costs are discussed in Note 7 to the consolidated financial statements.

Other income (expense) consists of the following for the nine months ended September 30, 2010 and 2009.

	2010	2009

Realized gain (loss) from sale of investments	$149,350	$(8,731)
Unrealized gain from marketable equity securities	-	259,000
Equity in earnings of investments	42,850	23,000
Other than temporary decline in available-for-sale securities	(40,386)	-
Interest and other income	34,500	11,550
Interest expense	(104,396)	(24,504)
	$81,918	$260,315

The Company realized a gain of $156,848 from sales of DineOut shares during the 2010 period, realized a gain of $6,584 from marketable securities acquired from a related party and realized a loss of $14,082 from sale of part of its investment in VDSC.

In 2009, the Company accounted for its investment in North American Energy Resources, Inc. as a trading security with unrealized increases and decreases in value included in earnings.  In 2010 this investment is accounted for as an available for sale security with unrealized gains/losses included in accumulated other comprehensive income (loss).

Equity in earnings of investments in 2010 represents the Company's share of net profits from its investment in restaurants in South Africa.  As a result of the sale of 50% of its interest in Chanticleer Investors, LLC, the Company reduced its ownership to 11.5% and began accounting for this investment on the cost method after June 30, 2009.  Under the cost method, earnings are included in interest income.

The Company recorded an other than temporary loss on the decline in available for sale securities during the first quarter of 2010, primarily from the decline in value of its investment in Remodel Auction.

Interest expense increased during the 2010 period primarily due to the amortization of the beneficial conversion feature on new convertible notes of $49,994 and to the higher amount of debt during the 2010 period as compared to the 2009 period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010.  Based on the information set forth above, our management has determined that, as of the date of this report, we do not have effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 3,500 shares of its common stock to a consultant in exchange for a one year consulting agreement valued at $10,000.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

CHANTICLEER HOLDINGS, INC.

Date: November 10, 2010	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer