Form 10-K
period 2010-12-31
Chanticleer Holdings, Inc.
filed 2011-04-06
CIK 1106838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number    000-29507

CHANTICLEER HOLDINGS, INC.
(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11220 Elm Lane, Suite 203, Charlotte, NC  28277
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:                    (704) 366-5122

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.00 per share) (1,273,320 of 2,003,416 shares outstanding): $2,546,640 as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 2,571,918 shares of common stock issued and 2,048,688 shares outstanding as of March 23, 2011.

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

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders.  All share references have been adjusted as if the split occurred prior to all periods presented.

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its wholly owned subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL") and DineOut SA Ltd. ("DineOut") (the Company sold approximately 7% of DineOut during 2010) collectively referred to as “the Company,” “we,” “us,” or “the Companies”.

Information regarding the Company's subsidiaries is as follows:

•
Advisors was formed as a Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company (For additional information, see www.chanticleeradvisors.com.);

•	Ventures was formed as a Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•
AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  The start-up of AFS's business operation has been delayed and is expected to initially include captive insurance, CHIRA and trust services;

•
CHL was formed as a Limited Liability Company in Jersey on March 24, 2009 and owns the Company's 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe.

INVESTMENTS MANAGED

Chanticleer Investors LLC
On April 18, 2006, the Company formed Investors LLC and sold units for $5,000,000.  Investors LLC’s principal asset was a convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“HOA”), collateralized by and convertible into 2% of HOA common stock.  The original note included interest at 6% and was due May 24, 2009.  The note was extended until November 24, 2010 and included an increase in the interest rate to 8%.

The Company owned $1,150,000 (23%) of Investors LLC until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.  The Company sold an additional $75,000 of its investment in December 2010, leaving it with a balance of $500,000 at December 31, 2010.

On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC ("HOA LLC") and completed the acquisition of Hooters of America, Inc. ("HOA") and Texas Wings, Inc. ("TW").  Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing.  Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which is the Company's share).  One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly.  The Company now owns approximately 14% of Investors LLC.

The Company received a payment of $400,000 at closing for its services in facilitating the acquisition.  In addition, for a minimum of four years, the Company will receive annual payments of $100,000 due in January each year while Mr. Pruitt serves on its board.

Chanticleer Investors II, LLC
On July 31, 2006, the Company formed Investors II.  Investors II began raising funds in January 2007 for the purpose of investing in publicly traded value securities and has now completed its fourth year of operations with $1,603,869 under management at December 31, 2010.

Chanticleer Dividend Fund, Inc. ("CDF")
On November 10, 2010 the Company formed Chanticleer Dividend Fund, Inc. ("CDF") under the general corporation laws of the State of Maryland.  CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011.  The Company, through Advisors, will have a role in management of CDF when its registration statement becomes effective.

NARRATIVE DESCRIPTION OF BUSINESS - SEGMENTS

The Company is organized into two active business segments as of the end of 2010, one of which was added during 2009 and had its initial operations in 2010.  The insurance and specialized services segment is inactive at December 31, 2010.  The operation of the restaurants in South Africa commenced in 2010.  See Note 12 of the consolidated financial statements.

Management and consulting services
The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors LLC and Investors II.  The Company will also provide management services to CDF.

Insurance and specialized financial services
We have formed AFS to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  The start-up of AFS's business operation has been delayed and is expected to initially include captive insurance, CHIRA and trust services.

Operation of restaurants (South Africa)
The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  Each restaurant is being organized as a limited partnership.  In the first location in Durban, South Africa, the Hoot SA, LP is structured as follows.  CHL owns 50% of the general partner ("GP") interest.  The limited partner ("LP") interest is allocated 40% of the total restaurant cash flow (80% of the 50% owned by CHL) until they have received a return of their capital and a pre-tax compounded return on that capital of 20%.  After the LP interest has received its return, the LP interest share will reduce to 20% and the GP interest will increase to 80%.  CHL initially has a 10% GP interest which will convert to 40% GP interest after the LP payout.  The Company sold its LP interest in the Durban location effective February 28, 2010 for its cost of $37,500.  Hoot SA II, LP was formed to finance the Johannesburg restaurant, which opened in June 2010, and Hoot SA III, LP was formed to finance the Cape Town restaurant, which is planned to open in the spring of 2011.  Both limited partnerships were organized the same way with 20% going to the GP and 80% to the LP until LP payout and 80% to the GP and 20% to the LP after payout.

ACQUISITION OF HOOTERS RESTAURANTS

On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC ("HOA LLC") and completed the acquisition of Hooters of America, Inc. ("HOA") and Texas Wings, Inc. ("TW").  Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing.  Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%)  ($500,000 of which is the Company's share).  One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly.  The Company now owns approximately 14% of Investors LLC.

The Company received a payment of $400,000 at closing for its services in facilitating the acquisition.  In addition, for a minimum of four years, the Company will receive annual payments of $100,000 due in January each year while Mr. Pruitt serves on its  board.

EMPLOYEES

At December 31, 2010 and 2009, we had 5 and 6 full-time employees, respectively.

Our employees are not represented by a labor union.  We have experienced no work stoppage and believe that our employee relationships are good.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	PROPERTIES

Effective August 1, 2010, the Company renewed its office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC  28277.

Our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. However, from time to time, we may be a party to certain legal proceedings in the ordinary course of business.

ITEM 4:	[REMOVED AND RESERVED]

N/A.

Part II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and currently trades under the symbol "CCLR".

The market closing, high and low prices during each quarter for the two years ended December 31, 2010, are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

March 31, 2010	$2.13	$2.13	$1.50
June 30, 2010	2.00	2.13	1.75
September 30, 2010	2.00	2.13	1.75
December 31, 2010	2.13	2.13	1.50

March 31, 2009	$2.25	$2.88	$0.51
June 30, 2009	2.70	2.78	1.50
September 30, 2009	1.99	2.70	1.13
December 31, 2009	2.00	2.75	1.03

Number of Shareholders and Total Outstanding Shares

As of March 23, 2011, there were 2,571,918 shares of common stock issued and 2,048,688 shares of common stock outstanding, held by approximately 49 shareholders of record.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders.  All share references have been adjusted as if the split occurred prior to all periods presented.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.
Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.  The Company issued 8,572 shares valued at $15,000 for a consulting agreement and issued 10,000 shares valued at $17,500 for accounts payable during the fourth quarter of 2010.  Effective December 31, 2010, the Company issued 20,000 shares of its common stock to its outside directors for directors fees valued at $42,500.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

On September 29, 2010, the Company acquired 300 shares of its common stock for $680 which was added to treasury stock.  The Company does not have a publicly announced plan or program to acquire shares and there is no maximum number of shares or amount that may yet be purchased under any plan or program.

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

Management’s Analysis of Business

The Company currently operates in two principal segments, management services and ownership of restaurant franchises in South Africa.  Management services have included management of Investors LLC and Investors II; and will include management services provided to CDF after its registration statement becomes effective.  In addition, the Company also provides management services to certain other companies with services generally paid for with common stock.

At December 31, 2010, the Company owned an interest in two restaurants which began operations in 2010 and owned an interest in another restaurant which is under construction and is scheduled to open in the spring of 2011.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 and 2009, the Company had current assets of $158,718 and $60,180; current liabilities of $645,634 and $735,651; and a working capital deficit of $486,916 and $675,471, respectively.  The Company incurred a loss of $1,011,565 during the year ended December 31, 2010 and had an unrealized gain from available-for-sale securities of $152,027 resulting in a comprehensive loss of $859,538.

The Company's general and administrative expenses averaged approximately $235,000 per quarter during 2010.  The Company expects costs to remain relatively constant in 2011 with probable increases to manage CDF offset by expected management fee income.  The Company's share of income from the ownership of the Hooters restaurants in South Africa is also continuing to increase.  In addition, the Company has a note for $250,000 owed to its bank which is due in July 2011.  The Company plans to continue to use limited partnerships to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in 2011 with some or all of the following:

•
The Company holds 3,724,961 shares in DineOut at December 31, 2010, which are free-trading on the Frankfort Exchange and were trading at approximately €1.30 (approximately $1.74) per share at December 31, 2010.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements;

•	The Company received $400,000 in January 2011 when the acquisition of the Hooters restaurants was completed (See Note 15 to the consolidated financial statements);
•	Extend a portion of its existing line of credit;
•	Convert its convertible notes payable into common stock (See Note 15 to the consolidated financial statements);
•	The Company expects to raise all of its cash requirements for the South Africa restaurants from limited partners; and
•
The Company is funding the initial formation of CDF including the registration of its common stock.  The Company expects to get most of its capital outlay back after the registration statement becomes effective (See Note 11 to the consolidated financial statements).

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

BUSINESS SEGMENTS

The Company is organized into two active business segments as of the end of 2010, one of which was added during 2009 and had its initial operations in 2010.  The financial information about these business segments is included in Note 12 of the consolidated financial statements.

RESULTS OF OPERATIONS

Revenue

Revenue amounted to $136,301 in 2010 and $602,978 in 2009.  Cash revenues were $84,218 in 2010 and $74,250 in 2009.  Non-cash revenues from management fees include $52,083 in 2010 and included $504,167 in 2009 which was recognized from the receipt of securities for our services.  In addition, 2009 included revenues from a related party of $24,000 which was included in bad debt expense in 2010.  The majority of our cash revenues are management fees from Investors LLC and Investors II.

The fair value of the equity instruments received was determined based upon the stock prices as of the date we reached an agreement with the third party.  The terms of the securities are not subject to adjustment after the measurement date.  See Note 3 of the consolidated financial statements for details.

General and Administrative Expense (“G&A”)

G&A amounted to $946,189 in 2010 and $816,198 in 2009.  The more significant components of G&A are summarized as follows:

	2010	2009

Professional fees	$106,594	$106,379
Payroll	490,690	385,320
Travel and entertainment	42,950	57,120
Accounting and auditing	67,914	59,675
Director fees	42,500	-
Bad debt expense	24,907	-
Other G&A	170,634	207,704
	$946,189	$816,198

G&A costs are expected to continue at approximately the same level as 2010, $235,000 per quarter, with the costs associated with the activities of the management services to be provided to CDF increasing.  Revenue is expected to exceed this increase in expense.

Payroll costs increased in 2010 due to the addition of two employees to assist the Company in raising funds.  Both of these employees have now left the Company.

Effective December 31, 2010, the Company issued 20,000 shares of its common stock to its outside directors for current and prior director fees.  The stock was valued at $42,500 based on the closing price of the common stock on that date.

The Company recognized a bad debt in the amount of $24,907 in 2010 for prior management services of $24,000 and expense advances of $907 owed by Green St. Energy, Inc., a company for which the Company previously provided management services.

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

Asset Impairment

In 2010, the Company recorded an impairment of $250,000 for our equity interest in BreezePlay as a result of it not being able to raise sufficient capital to complete its business plan and substantially ceasing operation.  In 2009, the Company recorded an impairment of our equity investment in Confluence Partners of $50,000 due to the uncertain SPAC market.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31, 2010 and 2009:

	2010	2009
Other income (expense):
Equity in earnings of investments	$58,337	$23,000
Realized gains from sale of investments	106,035	58,697
Interest expense	(140,016)	(33,914)
Interest income	46,000	23,000
Miscellaneous income	-	50
Other than temporary decline in available-for-sale securities	(40,386)	(342,259)
	$29,970	$(271,426)

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method.  This included income from the Hoot SA partnerships in 2010 of $58,337 and from Investors of $23,000 in 2009.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in 2010 from a gain on sales of DineOut of $157,807, a loss on sales of Vought Defense Systems of $58,355 and a gain on sales of Healthsport of $6,583 and in 2009 from marketable equity securities for $8,697 and a $50,000 gain from the exchange of our oil and gas property investment for marketable equity securities.

Interest Expense

Interest expense increased in 2010 from 2009 primarily due to the addition of convertible notes payable in the amount of $686,500 in 2010.

Interest Income

Interest income includes our earnings from Investors for all of 2010 and in 2009, after we sold 1/2 of our 23% investment in May 2009.

Other than Temporary Decline in Available-for-Sale Securities

The Company determined that its investment in available-for-sale securities had an other than temporary decline in value and recorded a realized loss in the amount of $40,386 and $342,259 in 2010 and 2009, respectively.  Valuations were determined based on the quoted market price for the stock on December 31, 2010 and 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  See Note 2 to the consolidated financial statements.

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

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received.  The Company also has equity investments in which it owns less than 20% which are stated at cost.  An impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost is below its carrying amount and is determined to be other than temporary.  In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

OFF-BALANCE SHEET ARRANGEMENTS

Effective August 1, 2010, the Company extended its office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC  28277.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

CREASON & ASSOCIATES, P.L.L.C.
7170 S. Braden Ave., Suite 100
Tulsa, Oklahoma  74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Chanticleer Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chanticleer Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Chanticleer Holdings, Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Chanticleer Holdings, Inc. has incurred substantial net losses and negative cash flows from operations for the past several years, along with negative working capital.   In addition, the Company has future plans that may require substantial financial obligations.  There can be no assurance that the Company will be able to generate sufficient cash revenues to fund its current operations and fulfill its future commitments.  These conditions raise substantial doubt about Chanticleer Holdings, Inc. and Subsidiaries’ ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/Creason & Associates, P.L.L.C.
Tulsa, Oklahoma
April 1, 2011

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$46,007	$2,374
Accounts receivable	4,258	-
Due from related parties	84,269	32,806
Prepaid expenses	24,184	25,000
TOTAL CURRENT ASSETS	158,718	60,180
Property and equipment, net	25,563	32,125
Available-for-sale investments at fair value	352,500	83,286
Investments accounted for under the equity method	87,200	82,500
Investments accounted for under the cost method	766,598	1,191,598
Deposits and other assets	23,980	3,980
TOTAL ASSETS	$1,414,559	$1,453,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$250,000	$412,500
Accounts payable	211,432	190,482
Accrued expenses	66,103	2,246
Due to related parties	116,349	109,590
Deferred revenue	1,750	20,833
TOTAL CURRENT LIABILITIES	645,634	735,651
Convertible notes payable	686,500	-
TOTAL LIABILITIES	1,332,134	735,651
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued 2,571,918 shares and 2,492,752 shares; and outstanding 2,048,688 and 1,969,822 shares at December 31, 2010 and 2009, respectively	257	250
Additional paid in capital	5,456,067	5,255,624
Non-controlling interest	24,175	-
Other comprehensive income (loss)	68,027	(84,000)
Accumulated deficit	(4,929,418)	(3,917,853)
Less treasury stock, 523,230 shares and 522,930 shares at December 31, 2010 and 2009, respectively	(536,683)	(536,003)
	82,425	718,018
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,414,559	$1,453,669

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
Revenue:
Management fee income
Non-affiliates	$20,833	$504,167
Affiliates	115,468	98,811
Total revenue	136,301	602,978
Expenses:
General and administrative expense	946,189	816,198
Deferred acquisition costs	-	279,050
Asset impariment	250,000	50,000
Total expenses	1,196,189	1,145,248
Loss from operations	(1,059,888)	(542,270)
Other income (expense)
Equity in earnings of investments	58,337	23,000
Realized gains from sales of investments	106,035	58,697
Interest income	46,000	23,000
Miscellaneous income	-	50
Interest expense	(140,016)	(33,914)
Other than temporary decline in available-for-sale securities	(40,386)	(342,259)
Total other income (expense)	29,970	(271,426)
Net loss before income taxes	(1,029,918)	(813,696)
Provision for income taxes	-	-
Net loss before non-controlling interest	(1,029,918)	(813,696)
Non-controlling interest	18,353	-
Net loss	(1,011,565)	(813,696)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	152,027	(84,000)
Other comprehensive loss	$(859,538)	$(897,696)

Net earnings (loss) per share, basic and diluted	$(0.51)	$(0.42)
Weighted average shares outstanding	1,990,462	1,928,200

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2010 and 2009

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, December 31, 2008	1,892,752	189	4,643,104	-	-	(3,104,157)	-	1,539,136
Common stock issued for:
Cash proceeds	77,070	8	76,570	-	-	-	-	76,578
Acquisition of DineOut, SA	522,930	53	535,950	-	-	-	(536,003)	-
Available-for-sale securities:
Current year decline	-	-	-	(426,259)	-	-	-	(426,259)
Other than temporary decline	-	-	-	342,259	-	-	-	342,259
Net loss	-	-	-	-	-	(813,696)	-	(813,696)

Balance, December 31, 2009	2,492,752	250	5,255,624	(84,000)	-	(3,917,853)	(536,003)	718,018

Common stock issued for:
Consultants	15,572	1	24,999	-	-	-	-	25,000
Amounts due related party	33,594	3	58,787	-	-	-	-	58,790
Accounts payable	10,000	1	17,499	-	-	-	-	17,500
Director fees	20,000	2	42,498	-	-	-	-	42,500
Beneficial conversion feature of convertible notes payable	-	-	56,660	-	-	-	-	56,660
Available-for-sale securities	-	-	-	152,027	-	-	-	152,027
Purchase treasury stock	-	-	-	-	-	-	(680)	(680)
Non-controlling interest	-	-	-	-	42,528	-	-	42,528
Net loss	-	-	-	-	(18,353)	(1,011,565)	-	(1,029,918)

Balance, December 31, 2010	2,571,918	$257	$5,456,067	$68,027	$24,175	$(4,929,418)	$(536,683)	$82,425

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(1,011,565)	$(813,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Other than temporary decline in value of available-for-sale securities	40,386	342,259
Bad debt expense - related party	24,907	-
Non-controlling interest	(18,353)	-
Consulting and other services rendered in exchange for investment securities	(33,000)	(150,000)
Depreciation	11,079	11,481
Equity in earnings of investments	(58,337)	(23,000)
Asset impairment	250,000	50,000
Common stock issued for services	49,375	-
(Gain) loss on sale of investments	(106,035)	(58,697)
Beneficial converstion feature of convertible notes payable	56,660	-
Expense previously deferred acquisition costs	-	279,050
(Increase) decrease in amounts due from affiliate	(46,547)	(24,907)
(Increase) decrease in accounts receivable	(4,258)	(750)
(Increase) decrease in prepaid expenses and other assets	-	(20,745)
Increase in accounts payable and accrued expenses	89,807	26,404
Increase (decrease) in deferred revenue	(19,083)	(354,167)
Advance from related parties for working capital	14,650	100,291
Net cash used by operating activities	(760,314)	(636,477)

Cash flows from investing activities:
Proceeds from sale of investments	281,765	685,197
Investment distribution	16,137	64,371
Purchase of investments	(26,334)	(94,000)
Purchase of property and equipment	(4,517)	(7,446)
Treasury stock acquired	(680)	-
Deposit made for investment	(20,000)	-
Net cash provided by investing activities	246,371	648,122

Cash flows from financing activities:
Proceeds from sale of common stock	-	76,578
Loan proceeds	541,000	400,000
Loan repayment	(4,500)	(500,000)
Loans to related parties	(48,924)	-
Loan from related party	70,000	-
Net cash provided (used) by financing activities	557,576	(23,422)
Net increase (decrease) in cash and cash equivalents	43,633	(11,777)
Cash and cash equivalents, beginning of year	2,374	14,151
Cash and cash equivalents, end of year	$46,007	$2,374

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2010 and 2009

	2010	2009

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$31,999	$19,668
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for amounts due related party	$58,790	$-
Common stock issued for accounts payable	17,500	-
Accrued interest paid with increase in note payable	-	12,500
Reclassification of trading security as available-for-sale security	-	126,000
Reclassification of investment accounted for under the cost method as available-for-sale security	100,000	275,000
Investments acquired as compensation for management agreements	-	525,000
Exchange of oil and gas property investment for equity securities classified as trading securities	-	126,000
Deposit transferred to investment accounted for using the equity method	-	20,000

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its wholly owned subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL") and DineOut SA Ltd. ("DineOut") (the Company sold approximately 7% of DineOut during 2010) collectively referred to as “the Company,” “we,” “us,” or “the Companies”. All significant inter-company balances and transactions have been eliminated in consolidation.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

Information regarding the Company's subsidiaries is as follows:

•
Advisors was formed as a Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company;

•	Ventures was formed as a Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•
AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations. AFS's business operation has not been activated and is expected to initially include captive insurance, CHIRA and trust services;

•	CHL was formed as a Limited Liability Company in Jersey on March 24, 2009 to own the Company's 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe.

GOING CONCERN
At December 31, 2010 and 2009, the Company had current assets of $158,718 and $60,180; current liabilities of $645,634 and $735,651; and a working capital deficit of $486,916 and $675,471, respectively. The Company incurred a loss of $1,011,565 during the year ended December 31, 2010 and had an unrealized gain from available-for-sale securities of $152,027 resulting in a comprehensive loss of $859,538.

The Company's general and administrative expenses averaged approximately $235,000 per quarter during 2010. The Company expects cost to remain relatively constant in 2011 with probable increases to manage the new Chanticleer Dividend Fund, Inc. offset by expected management fee income. The Company's share of income from the ownership of the Hooters restaurants in South Africa is also continuing to increase. In addition, the Company has a note for $250,000 owed to its bank which is due in July 2011. The Company plans to continue to use limited partnerships to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in 2011 with some or all of the following:

•
The Company holds 3,724,961 shares in DineOut at December 31, 2010, which are free-trading on the Frankfort Exchange and were trading at approximately €1.30 (approximately $1.74) per share at December 31, 2010. The Company plans to continue to sell some of these shares to meet its short-term capital requirements;

•	The Company received $400,000 in January 2011 when the acquisition of the Hooters restaurants was completed (See Note 15);

•	Extend a portion of its existing line of credit;

•	Convert its convertible notes payable into common stock (See Note 15);

•	The Company expects to raise all of its cash requirements for the South Africa restaurants from limited partners; and

•
The Company is funding the initial formation of Chanticleer Dividend Fund, Inc., including the registration of its common stock. The Company expects to get most of its capital outlay back after the registration statement becomes effective (See Note 11).

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

Available-for-sale securities
The Company’s investments in marketable equity securities which are classified as available-for-sale are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported in other comprehensive income as a separate component of stockholders’ equity. Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments, using a first-in, first-out method.

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

OTHER INVESTMENTS

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received. The Company also has equity investments in which it owns less than 20% which are stated at cost. An impairment loss would be recorded whenever a decline in the value of an equity investment or cost investment is below its carrying amount and is determined to be other than temporary. In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

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

Our available-for-sale equity securities are all valued using Level 1 inputs or Level 2 inputs.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, accounts payable, convertible notes payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2010 and 2009. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

As of December 31, 2010 and 2009 the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax years are subject to federal and state tax examination.

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

As of December 31, 2010 and 2009, there were no options outstanding.

EARNINGS (LOSS) PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2010 and 2009, there are no potentially dilutive shares outstanding. Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2009 and for the periods then ended to conform to the December 31, 2010 presentation. The reclassifications had no effect on net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At March 23, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	INVESTMENTS

INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT DECEMBER 31, 2010 AND 2009.

	2010	2009
Trading securities:
Balance, beginning of year	$-	$-
Shares acquired from a related party	26,334	31,500
Exchange oil and gas property	-	126,000
Transfer to available-for-sale securities	-	(126,000)
Cost of securities sold	(26,334)	(31,500)
Balance, end of year	$-	$-

Proceeds from sale of trading securities	$32,917	$40,197
Gain from sale of trading securities	$6,583	$8,697

	2010	2009
Available for sale securities:
Cost at beginning of year	$83,286	$108,545
Transfer from trading securities	-	126,000
Transfer from investments accounted for by the cost method	100,000	275,000
Received as management fees	33,000	-
Acquired in exchange for DineOut shares	124,573	-
Proceeds from sale of securities	(41,645)	-
Realized loss	(98,741)	(342,259)
Cost at end of year	200,473	167,286
Unrealized gain (loss)	152,027	(84,000)
Total	$352,500	$83,286

	2010	2009
Investments using the equity method:
Balance, beginning of year	$82,500	$1,241,371
Equity in earnings (loss)	58,337	23,000
General partnership formed	-	82,500
Sale of investment	(37,500)	(575,000)
Transfer to investments at cost	-	(575,000)
Asset impairment	-	(50,000)
Distributions received	(16,137)	(64,371)
Balance, end of year	$87,200	$82,500

	2010	2009
Investments at cost:
Balance, beginning of year	$1,191,598	$442,598
Impairment	(250,000)	-
Distributions	-	-
Proceeds from sale of investment	(75,000)
Exchange for marketable equity securities	-	(76,000)
Investment transferred from equity investments	-	575,000
Investment transferred to available-for-sale securities	(100,000)	(275,000)
Investments acquired pursuant to management agreements	-	525,000
Total	$766,598	$1,191,598

AVAILABLE-FOR-SALE SECURITIES
Our available-for-sale securities consist of the following:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Loss	Gains (Losses)	Value
December 31, 2010
Special Projects Group *	$-	$-	$-	$-
Syzygy Entertainment, Ltd. *	1,286	(1,286)	-	-
Remodel Auction *	40,000	(39,100)	100	1,000
North American Energy	126,000	-	(98,000)	28,000
North American Energy *	10,500	-	(4,500)	6,000
Efftec International, Inc. *	22,500	-	22,500	45,000
Efftec International, Inc. (warrant) *	-	-	22,500	22,500
HiTech Stages	124,573	-	125,427	250,000
	$324,859	$(40,386)	$68,027	$352,500

December 31, 2009
Special Projects Group *	$31,407	$(31,407)	$-	$-
Syzygy Entertainment, Ltd. *	77,138	(75,852)	-	1,286
Remodel Auction *	275,000	(235,000)	-	40,000
North American Energy	126,000	-	(84,000)	42,000
	$509,545	$(342,259)	$(84,000)	$83,286

* Investments acquired in exchange for management services.

Special Projects Group - The transaction in which Special Projects Group was involved to acquire an operating company was cancelled and Special Projects became a shell company. During 2009, Special Projects was dropped from the Pink Sheets and the Company determined it was an other than temporary impairment and wrote off its remaining investment in 2009.

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

As a result of the above transactions, the Company owns 642,814 shares of Syzygy with a cost of $1,114,221 and a fair value as of December 31, 2010 of $0. The Company considers this decline in value to be other than temporary and has recognized an impairment loss of $75,852 in 2009 and $1,286 in 2010.

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects. The Company received 167 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009. We valued our initial investment of 167 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000. Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 167 shares of Remodel common stock pursuant to its management agreement. We recorded the additional 167 shares at the trading price of the stock on that date of $900 per share and recognized $150,000 in management income. Remodel Auction began trading on the Pink Sheets, and the market price was readily determinable. Therefore, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities. The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer. Accordingly, the transfer was recorded at the original cost. At December 31, 2009, the common stock had declined to $120 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock. During 2010, the Company recognized an additional impairment of $39,100. At December 31, 2010, the Company valued its investment at $1,000 and recorded an unrealized gain of $100.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009. In November 2009 the Company decided that it would not sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold. At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost. Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company. At December 31, 2010 and 2009, the stock had declined to $0.04 and $0.06 per share and the Company recorded an unrealized loss of $98,000 and $84,000, respectively, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At December 31, 2010, the Company recorded an unrealized loss of $4,500 based on the market value of $6,000.

NAEY appointed a new management team in December 2010 and appears to have an opportunity for the stock price to recover. Accordingly, the Company determined that the decline was temporary.

Vought Defense Systems Corp. - On May 31, 2006, we acquired debt owed by Atlas Defense Systems, Inc. ("ADS") and formerly Vought Defense Systems Corp. ("VDSC") (formerly, Lifestyle Innovations, Inc.) with a face value of $1,177,395 for $100,000 in cash. Lifestyle has traded under the symbol LFSI and has only had a deminimus amount of income from a royalty during the last three years. LFSI is not currently a reporting company. The debt was converted into a note with interest at 12% on July 1, 2008. We owned approximately 28% of the debt of LFSI at December 31, 2009. LFSI was valued at approximately $400,000 as a shell, ($100,000 for the Company's interest) based on estimates provided by an attorney knowledgeable in the area.

On February 16, 2010, a majority of the shareholders of LFSI approved a name change to Vought Defense Systems Corp. and a 1 for 545 reverse stock split of the issued shares of common stock. On February 17, 2010, VDSC acquired 100% of RedTide Defense Group, Inc. ("RedTide") which has created a solution to a growing worldwide demand for the manufacturing of Unmanned Aerial Vehicles ("UAVs"). RedTide owns and operates www.redtidedefense.com. The Company's debt was converted into 449,959 shares of VDSC common stock. The Company sold all of its shares for total proceeds of $41,645 and recorded a loss of $58,355 during the last three quarters of 2010.

EffTec International, Inc. - Effective April 1, 2010, the Company's CEO became a director and the CEO of EffTec International, Inc. The Company received 150,000 shares of EffTec and an option to acquire an additional 150,000 shares at $0.15 per share in exchange for the management services to be provided. The shares were valued at $22,500 based on the trading price of EffTec at the date of the transaction. At December 31, 2010, the shares were valued at $0.30 per share and the $22,500 increase in value plus the value of the option of $22,500 was included in accumulated other comprehensive income (loss).

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

The Company acquired 275,000 shares of HiTech in exchange for 150,450 shares of DineOut. The transaction was initially recorded as an available-for-sale security at the average net sales price of DineOut shares of $124,573. At December 31, 2010, HiTech closed on the Frankfurt Stock Exchange at €1.00 ($1.34). Due to the start-up status of HiTech and limited trading volume, the Company valued its investment at $250,000 at December 31, 2010.

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Equity investments consist of the following at December 31, 2010 and December 31, 2009:

	2010	2009
Carrying value:
Chanticleer & Shaw Foods Pty. Ltd. (50%)	$87,200	$82,500
	$87,200	$82,500

Activity from equity investments during the year ended December, 2010 and 2009 follows:
	2010	2009
Equity in earnings (loss):
Chanticleer Investors, LLC	N/A	$23,000
Hoot S.A. I, LLC (20%)	27,448	N/A
Hoot S.A. II, LLC (20%)	30,889	N/A
	$58,337	$23,000
Distributions:
Chanticleer Investors, LLC	N/A	$23,000
Hoot S.A. I, LLC (20%)	16,137	N/A
Hoot S.A. II, LLC (20%)	-	N/A
Investment liquidation	-	41,371
	$16,137	$64,371

The summarized financial data for the Hoot SA limited partnerships of which we owned 20% in 2010 and Chanticleer Investors LLC, of which we owned 23% until May 2009, follows:

	2010	2009
		(6 months)

Revenue	$3,942,663	$150,000
Gross profit	2,717,191	150,000
Income from continuing operations	545,432	99,940
Net income	545,432	99,940

The summarized balance sheet of the Hoot SA limited partnerships as of December 31, 2010 is as follows:

2010
ASSETS
Current assets	$101,900
Non-current assets	$1,604,500
TOTAL ASSETS	$1,706,400
LIABILITIES
Current liabilities	$172,700
PARTNER'S EQUITY	$1,533,700
TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,706,400

Hooters S.A., GP - The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  The initial restaurant opened in December 2009 in Durban, South Africa and operations commenced in January 2010.  In the initial restaurant CHL has a 10% interest in restaurant cash flows until the limited partners receive payout and a 40% interest in restaurant cash flows after limited partner payout.  The second location opened in Johannesburg in June 2010 and a third location is planned to open in Cape Town in the spring of 2011.

Chanticleer Investors LLC - the Company reduced its interest in Investors LLC during 2009 and transferred the remaining investment to investments accounted for under the cost method at that time.  The Company recorded $23,000 in earnings from equity investments and received a distribution of $23,000 before it sold 1/2 of its interest for the book value of $575,000.  See Investments accounted for under the cost method below for additional details.

First Choice Mortgage - this partnership discontinued operations at the end of 2008 and a final distribution of $41,371 was received in 2009.

Confluence Partners - the Company formed a partnership in which it owned 50% and its partner owned 50%.  Each partner contributed $50,000 and the resulting $100,000 was invested with a group that raises funds for a SPAC.  The SPAC was delayed due to the current market conditions and the Company elected to fully impair its investment at December 31, 2009 due to these uncertainties.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

Investments at cost consist of the following at December 31, 2010 and 2009:

	2010	2009

Chanticleer Investors, LLC	$500,000	$575,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
BreezePlay, Inc.	-	250,000
Lifestyle Innovations, Inc.	-	100,000
Chanticleer Investors II	16,598	16,598
	$766,598	$1,191,598

Chanticleer Investors LLC - The Company sold 1/2 of its investment in Investors LLC in May 2009, which reduced its ownership from 23% to 11.5%.  Accordingly, in May 2009, the Company discontinued accounting for this investment using the equity method and began to account for the investment using the cost method.  In December 2010, the Company sold an additional $75,000 of its investment at cost.

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

The Company owned $1,150,000 (23%) of Investors LLC until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.

On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC ("HOA LLC") and completed the acquisition of Hooters of America, Inc. ("HOA") and Texas Wings, Inc. ("TW").  Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing.  Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which is the Company's share).  One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly.  The Company now owns approximately 14% of Investors LLC.

EE Investors, LLC - On January 26, 2006, we acquired an investment in EE Investors, LLC with cash in the amount of $250,000.  We acquired 1,205 units (3.378%) in EE Investors, LLC, whose sole asset is 40% of Edison Nation, LLC (formerly Bouncing Brain Productions, LLC).  Edison Nation was formed to provide equity capital for new inventions and help bring them to market.  The initial business plan included developing the products and working with manufacturers and marketing organizations to sell the products.  This has evolved into a less hands-on program which involves selling products with patents to other larger companies and retaining royalties.  Edison Nation has now reached cash flow break-even, and in addition has been retained by a number of companies for which they do product searches to supplement its business.  Edison Nation has repaid the majority of its debt and expects to begin making distributions to its owners during 2011.  Based on the current status of this investment, the Company does not consider the investment to be impaired.

BreezePlay, Inc. - BreezePlay™ LLC (“BreezePlay”), headquartered in Charlotte, NC, was an energy solutions provider serving the needs of residents and utilities via partnership programs with major utilities. BreezePlay offered a proprietary monitoring system called EnviroScape™, which was the only residential consumer energy management product on the market that monitors residential energy consumption 24/7 to provide actual usage and rate data, and that enables customers the ability to automatically adjust systems to effect consumption and automate savings.  We valued the 250,000 shares we received in BreezePlay at $250,000, the price at which BreezePlay was selling its common stock to unrelated parties.  We received the shares in exchange for management services which were provided from February 1, 2009 through January 31, 2010.  We recognized eleven months of income in 2009 and recognized the remaining balance in 2010.  BreezePlay was unable to complete its funding to establish its business plan and based on the Company's analysis determined to fully impair its investment at December 31, 2010.

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

On February 16, 2010, a majority of the shareholders of LFSI approved a name change to Vought Defense Systems Corp. and a 1 for 545 reverse stock split of the issued shares of common stock.  The Company's debt was converted into 449,959 shares of VDSC common stock in March 2010.  In March 2010, the stock was transferred to available-for-sale securities and by the end of 2010, the Company had sold all of its shares for proceeds of $41,645 and recognized a loss of $58,355.

Chanticleer Investors II - The Company paid $16,598 in professional services to form this partnership.  Chanticleer Advisors, LLC acts as the managing general partner and receives a management fee based on a percentage of profits.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2010 and 2009:

	2010	2009

Office and computer equipment	$29,371	$26,337
Furniture and fixtures	47,686	46,203
	77,057	72,540
Accumulated depreciation	(51,494)	(40,415)
	$25,563	$32,125

5.	NOTES PAYABLE

At December 31, 2010 and 2009, the Company had notes payable as follows:

	2010	2009
Line-of credit with a bank with interest at Wall Street Prime +1% (minimum of 5.5%) payable monthly; due in monthly payments of $1,729 commencing February 10, 2011 with the balance due in full on July 10, 2011; collateralized by substantially all assets of the Company; guaranteed by Mr. Pruitt	$250,000	$250,000

Note payable to an individual with interest at 18%; due June 30, 2010; refinanced as a convertible note payable on December 31, 2010	-	162,500
	$250,000	$412,500

6.	CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2010, the Company issued convertible notes payable with a total principal balance of $691,000 and made a partial repayment of $4,500.  The convertible notes include interest at 10% per annum, which is payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012.  The convertible notes are convertible into our common stock at the rate of $1.75 per share, effective March 23, 2011 (392,286 shares).  The conversion price was below the market price of our common stock on the date the convertible notes were issued.  Accordingly, $56,660 of the proceeds were allocated to the intrinsic value of the conversion feature by crediting additional paid in capital and charging interest expense, since the notes were immediately convertible.  The effective interest rate including the beneficial conversion feature was 24.8% in 2010.  All of the convertible notes were converted to our common stock effective March 30, 2011.

7.	ACQUISITION RELATED COSTS

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

8.	DEFERRED REVENUE

The Company receives equity securities from companies for which it provides management services.  Generally the securities are issued in advance of the period over which the service is to be provided, generally one year.  The Company values the equity instruments received based upon the stock prices as of the date we reached an agreement with the third party and defers the related revenue.  The revenue is then recognized over the period earned.  Deferred revenue consists of the following during the years ended December 31, 2010 and 2009.

	2010	2009

Balance at beginning of year	$20,833	$-
Additions:
North American Energy common stock	10,500
Remodel Auction common stock	-	125,000
BreezePlay, Inc. common stock	-	250,000
Amortization	(29,583)	(354,167)
Balance end of year	$1,750	$20,833

9.	INCOME TAXES

During the years ended December 31, 2010 and 2009, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2010	2009

Computed "expected" income tax expense (benefit)	$(343,900)	$(276,700)
State income taxes, net of federal benefit	(40,500)	(32,500)
Travel, entertainment and other	10,100	(8,900)
Valuation allowance	374,300	318,100
Income tax expense (benefit)	$-	$-

Significant components of net deferred income tax assets are as follows:

	2010	2009

Investments	$8,900	$461,700
Net operating loss carryforwards	1,381,600	1,003,300
Foreign losses	-	16,500
Capital loss carryforwards	478,300	13,000
Total deferred tax assets	1,868,800	1,494,500
Valuation allowance	(1,868,800)	(1,494,500)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $3,656,000, which will expire at various dates beginning in 2024 through 2030, if not utilized.  The Company has a capital loss carryforward of $1,258,000 which expires in 2015 if not utilized.  The tax basis of investments exceeds their book cost by approximately $23,000.

10.	STOCKHOLDERS’ EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 2,571,918 and 2,492,752 shares issued and 2,048,688 and 1,969,822 shares outstanding at December 31, 2010 and 2009, respectively.  There are no warrants or options outstanding.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders.  All share references have been adjusted as if the split occurred prior to all periods presented.

2010 Transactions

During the year ended December 31, 2010, the Company issued: 15,572 shares of its common stock valued at $25,000 to two consultants for consulting services; 33,594 shares of its common stock valued at $58,790 for amounts due a related party; and issued 10,000 shares for $17,500 in accounts payable.  Effective December 31, 2010, the Company issued 20,000 shares of its common stock to its outside directors for directors fees valued at $42,500.

2009 Transactions

During the year ended December 31, 2009, the Company sold 77,070 shares of its common stock for proceeds in the amount of $76,578.  In addition, the Company issued 522,930 shares of its common stock to form a new subsidiary, DineOut, which was valued at $536,003 and has been included in treasury stock upon consolidation.

11.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties.  The amounts owed by the Company as of December 31, 2010 and 2009 are as follows:

	2010	2009

Tyler Industrial Group, a company partially owned by Mr. Pruitt	$-	$58,590
Chanticleer Investors, LLC	-	6,000
Hoot SA III, LLC	70,000	-
Avenel Financial Group, a company owned by Mr. Pruitt	46,349	33,000
Personal friend of Mr. Pruitt	-	12,000
	$116,349	$109,590

The Company issued 33,594 shares of its common stock in exchange for the amount due to Tyler Industrial Group during 2010.

Due from related parties

The Company has earned income from and made advances to related parties.  The amounts owed to the Company at December 31, 2010 and 2009 is as follows:

	2010	2009

Green St. Energy, Inc.	$-	$24,907
Chanticleer Investors, LLC	6,035	7,149
Chanticleer Investors II, LLC *	46,547	-
Chanticleer Dividend Fund, Inc.	30,937	-
Other	750	750
	$84,269	$32,806

*Collected March 15, 2011.

Management income from affiliates

The Company had management income from its affiliates in 2010 and 2009, as follows:

	2010	2009

Chanticleer Investors, LLC	$26,500	$63,250
Chanticleer Investors II LLC	57,718	561
Green St. Energy, Inc.	-	24,000
Efftec International, Inc.	22,500	-
North American Energy Resources, Inc.	8,750	-
Syzygy Entertainment, Ltd.	-	11,000
	$115,468	$98,811

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

The Company owned $1,150,000 (23%) of Investors LLC at December 31, 2008 and until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.  The Company sold $75,000 of its investment in December 2010, leaving it with a balance of $500,000 at December 31, 2010.

The Company received management income of $26,500 and $63,250 in 2010 and 2009, respectively, for its management services, which is included in management income from affiliates.  The Company recorded earnings from its equity investment of $23,000 in 2009.  After the Company sold 1/2 of its investment in May 2009, the Company's earnings of $46,000 and $23,000 was included in interest income in 2010 and 2009, respectively.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $57,718 ($46,547 was collected March 15, 2011 and $11,171 was collected in 2010) and $561 in 2010 and 2009, respectively.

Chanticleer Dividend Fund, Inc. ("CDF")

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland.  CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011.  The Company, through Advisors, will have a role in management of CDF when its registration statement becomes effective.

Green St. Energy, Inc. ("Green St.")

Mr. Pruitt was a director of Green St. and during 2009, the Company billed Green St. $24,000 for management services and advanced $907 for Green St. expenses.  This amount was included in bad debt expense at December 31, 2010.

Efftec International, Inc. ("Efftec")

The Company's CEO became CEO and the sole director of Efftec during 2010 and the Company received 150,000 common shares and an option to acquire 150,000 shares for management services.  The shares and option were valued at $22,500, based on the trading price of Efftec at the time.

North American Energy Resources, Inc. ("NAEY")

The Company's CEO became CEO and a director of NAEY during 2010 and the Company received 150,000 common shares for management services.  The shares were valued at $10,500, based on the trading price of NAEY at the time.  The Company's CEO resigned as CEO of NAEY in December 2010 and remains a director.

Syzygy Entertainment, Ltd. ("Syzygy")

Mr. Pruitt was a director of Syzygy until his resignation on June 1, 2009.  Revenue in 2009 included $11,000 in cash management fees from Syzygy.  During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed.  Mr. Pruitt did not receive additional compensation as a result of the transfers.  The Company owns 642,814 shares of Syzygy which have been fully impaired at December 31, 2010.

Other

The Company acquired trading securities from a related party for $26,334 and $31,500 which were sold for $32,917 and $40,197 in 2010 and 2009, respectively.

12.	SEGMENTS OF BUSINESS

The Company is organized into two active segments as of the end of 2010.  One of which was added during 2009 and had its initial revenue in 2010.

Management and consulting services ("Management")
The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors LLC and Investors II.  The Company will also provide management services to CDF.

Insurance and specialized financial services ("Insurance")
We have formed AFS to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation has not been activated and is expected to initially include captive insurance, CHIRA and trust services.

Operation of restaurants (South Africa) ("Restaurants")
The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  The initial restaurant opened December 2009 in Durban, South Africa and operations commenced in January 2010.  In the initial restaurant CHL has a 10% interest in total restaurant cash flows until the limited partners receive payout and a 40% interest in total restaurant cash flows after limited partner payout.  The second location opened in Johannesburg in June 2010 and a third location is planned to open in Cape Town during the spring of 2011.  The Company's cash requirement has been financed with limited partnerships.

Financial information regarding the Company's segments is as follows for 2010 and 2009.

Year ended December 31, 2010

	Management	Insurance	Restaurants	Total

Revenues	$136,301	$-	$-	$136,301

Interest expense	$140,016	$-	$-	$140,016

Depreciation and amortization	$11,079	$-	$-	$11,079

Profit (loss)	$(949,904)	$-	$58,337	$(891,567)
Investments and other				(138,351)
Non-controlling interest				18,353
				$(1,011,565)

Assets	$208,261	$-	$87,200	$295,461
Investments				1,119,098
				$1,414,559

Liabilities	$1,332,134	$-	$-	$1,332,134

Expenditures for non-current assets	$4,517	$-	$-	$4,517

Year ended December 31, 2009

	Management	Insurance	Restaurants	Total

Revenues	$602,978	$-	$-	$602,978

Interest expense	$33,914	$-	$-	$33,914

Depreciation and amortization	$11,481	$-	$-	$11,481

Profit (loss)	$(702,734)	$(15,000)	$(43,451)	$(761,185)
Investments and other				$(52,511)
				$(813,696)

Assets	$71,285	$-	$107,500	$178,785
Investments				$1,274,884
				$1,453,669

Liabilities	$708,651	$-	$27,000	$735,651

Expenditures for non-current assets	$7,446	$-	$62,500	$69,946

13.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100.

On April 23, 2009, the Company through its 50% joint venture agreement with Shaw Holdings (Chanticleer & Shaw Pty, Ltd.) entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The initial plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations January 1, 2010.  A location in Johannesburg opened in June 2010 and a location in Cape Town is scheduled to open in the spring of 2011. The majority of the Company's financial commitments have been and will be covered with limited partner commitments.

14.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010
Assets:
Available-for-sale securities	$352,500	$101,500	$251,000	$-

December 31, 2009
Assets:
Available-for-sale securities	$83,286	$83,286	$-	$-

At December 31, 2010 and 2009, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.  Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

The Company does not have any investments that are measured on a recurring basis using Level 3 inputs.

Certain assets are not carried at fair value on a recurring basis, including investment accounted for under the equity and cost methods.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

In 2010, the Company considered a cost basis investment to be impaired and recognized an impairment loss of $250,000 in the consolidated statement of operations.  In 2009, the Company considered an equity method investment to be impaired and recognized an impairment loss of $50,000 in the consolidated statement of operations.  These impairments were determined using Level 3 inputs to determine the estimated fair value, which was determined to be less than the recorded amounts.

See Note 3 for further details of the Company's investments.

15.	SUBSEQUENT EVENTS

ACQUISITION OF HOOTERS RESTAURANTS

On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC ("HOA LLC") and completed the acquisition of Hooters of America, Inc. ("HOA") and Texas Wings, Inc. ("TW").  Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing.  Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which is the Company's share).  One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly.  The Company now owns approximately 14% of Investors LLC.

The Company received a payment of $400,000 at closing for its services in facilitating the acquisition.  In addition, for a minimum of four years, the Company will receive annual payments of $100,000 due in January each year while Mr. Pruitt serves on its board.

COMMON STOCK SPLIT

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders.  All share references have been adjusted as if the split occurred prior to all periods presented.

CONVERTIBLE NOTES PAYABLE

Effective March 30, 2011 the holders of the $686,500 in convertible notes payable and other obligations totaling $35,000 were converted into 412,286 shares of the Company's common stock.

WARRANT REGISTRATION

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933.  The Registration Statement, when effective, would register one Class A Warrant and one Class B Warrant for each common share of the Company issued.  The warrants have a subscription price of $0.04 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $2.75 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $3.50.  The warrants have a five year life.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company's financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010.  Our management has determined that, as of the date of this report, and with the assistance of a third party consultant who has been engaged to assist the Company in preparing its financial statements and its filings with the SEC the Company's disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2010.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2010; together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Each Director and Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has five Directors.

NAME	AGE	POSITION

Michael D. Pruitt	50	President, CEO and Director since June 2005

Michael Carroll	62	Independent Director since June 2005

Brian Corbman	35	Independent Director since August 2005

Paul I. Moskowitz	54	Independent Director since April 2007

Keith Johnson	53	Independent Director since November 2009

Michael D. Pruitt
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and private venture capital firm.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director of North American Energy Resources, Inc. and CEO and director of Efftec International, Inc.

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

Keith Johnson
Mr. Johnson currently serves as President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc.  Prior to that he has been the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina, since 2004.  Mr. Johnson served as Executive Vice President and Chief Financial Officer of The Telemetry Company in Dallas, Texas (1997-2004), Senior Vice President - Finance and Administration of Brinks Home Security in Dallas, Texas (1995-1997), and Chief Financial Officer of BAX Global in London, England (1992-1995).  Mr. Johnson has a BS in accounting from Fairfield University in Fairfield, Connecticut.

AUDIT COMMITTEE

The Board of Directors has determined that Keith Johnson meets the requirements of a financial expert and serves as Chairman of the Audit Committee.  Mr. Johnson is independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.

We have a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Johnson and Mr. Corbman.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC.  Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years.  To the best of our knowledge, based solely on a review of reports furnished to us, each of the Directors timely filed any required Form 4’s during fiscal 2010.

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended December 31, 2010.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

Michael D. Pruitt (CEO since	2010	$154,000	$-	$154,000
June 2005) (1)	2009	$171,000	$-	$171,000
	2008	$136,148	$-	$138,148

(1)
The 2009 compensation includes $11,000 in consulting fees during the time Mr. Pruitt had temporarily discontinued his salary.  The 2008 compensation includes $8,000 in consulting fees after Mr. Pruitt temporarily discontinued his salary.  Mr. Pruitt's compensation is based on industry standards, but is generally limited to the amount the Company could afford to pay at the time.

Required columns for stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

b.	Grants of plan-based awards table

There were no grants of plan-based awards during the year for the named individual.

c.	Outstanding equity awards at fiscal year-end table

There were no equity awards outstanding at fiscal year-end for the named individual.

d.	Option exercises and stock vested table

There were no option exercises or stock vested during the year for the named individual.

e.	Pension benefits

There were no pension benefits during the year for the named individual.

f.	Nonqualified defined contribution and other nonqualified deferred compensation plans

The Company does not have a nonqualified defined contribution or nonqualified deferred compensation plan.

g.	Potential payments upon termination or change-in-control

The Company does not have any potential payment plans upon termination or change-in-control for the named individual.

h.	Compensation of directors

Stock
Name	Award

Mr. Carroll	$12,750
Mr. Corbman	12,750
Mr. Moskowitz	12,750
Mr. Johnson	4,250
$42,500

The other columns required for the table: fees earned or paid in cash, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation were omitted as all amounts were zero.  Compensation for Mr. Carroll, Mr. Corbman and Mr. Moskowitz included amounts for years prior to 2010 which had not been previously approved.  Mr. Johnson's compensation included only fiscal 2010 as he became a director in November 2009.

The Company intends to pay its Executives and Directors salaries, wages or fees commensurate with experience and industry standards in relationship to the success of the Company.

i.	Compensation committee interlocks and insider participation

The three outside Directors, excluding Mr. Johnson, serve on the compensation committee.  There is no relationship between the CEO and any of the outside directors or the companies for whom they work, except Mr. Johnson is President of Efficiency Technology, Inc., the operating subsidiary of Efftec International, Inc. and Mr. Pruitt is CEO and director of Efftec International, Inc.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of March 23, 2011, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of March 23, 2011, there were 2,571,918 shares of our common stock issued and 2,048,688 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Sandor Capital Master Fund LP (1)	154,772	6.0%

Common	Robert B. Pragg (2)	180,000	7.0%

(1)	John S. Lemak has investment and voting control over the securities held by Sandor Capital Master Fund LP. Sandor maintains principal offices at 2828 Routh Street, Suite 500, Dallas, TX 75201.
(2)	Mr. Prag's address is 2455 El Amigo Road, Del Mar, CA 92014.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 23, 2010, the most recent practicable date.  As of March 23, 2011, there were 2,571,918 shares of our common stock issued and 2,048,688 shares of our common stock outstanding.  Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.  All options are currently exercisable, unless otherwise indicated.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Michael D. Pruitt (1)	386,524	15.0%
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Michael Carroll	11,000	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Paul I. Moskowitz	6,200	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Brian Corbman	11,100	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Keith Johnson	2,000	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	All officers and directors as a	416,824	16.2%
	Group (5 persons)

*	Less than 1%.

(1)	Includes 44,594 shares of common stock held by Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt.

EQUITY COMPENSATION PLAN INFORMATION

We do not currently have an equity compensation plan.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due to related parties

The Company has received non-interest bearing loans and advances from related parties.  The amounts owed by the Company as of December 31, 2010 and 2009 are as follows:

	2010	2009

Tyler Industrial Group, a company partially owned by Mr. Pruitt	$-	$58,590
Chanticleer Investors, LLC	-	6,000
Hoot SA III, LLC	70,000	-
Avenel Financial Group, a company owned by Mr. Pruitt	46,349	33,000
Personal friend of Mr. Pruitt	-	12,000
	$116,349	$109,590

The Company issued 33,594 shares of its common stock in exchange for the amount due to Tyler Industrial Group during 2010.

Due from related parties

The Company has earned income from and made advances to related parties.  The amounts owed to the Company at December 31, 2010 and 2009 is as follows:

	2010	2009

Green St. Energy, Inc.	$-	$24,907
Chanticleer Investors, LLC	6,035	7,149
Chanticleer Investors II, LLC	46,547	-
Chanticleer Dividend Fund, Inc.	30,937	-
Other	750	750
	$84,269	$32,806

Management income from affiliates

The Company had management income from its affiliates in 2010 and 2009, as follows:

	2010	2009

Chanticleer Investors, LLC	$26,500	$63,250
Chanticleer Investors II LLC	57,718	561
Green St. Energy, Inc.	-	24,000
Efftec International, Inc.	22,500	-
North American Energy Resources, Inc.	8,750	-
Syzygy Entertainment, Ltd.	-	11,000
	$115,468	$98,811

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

The Company owned $1,150,000 (23%) of Investors LLC at December 31, 2008 and until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company receives a management fee of $6,625 quarterly and interest income of $11,500 quarterly.

The Company received management income of $26,500 and $63,250 in 2010 and 2009, respectively, for its management services, which is included in management income from affiliates.  The Company recorded earnings from its equity investment of $23,000 in 2009.  After the Company sold 1/2 of its investment in May 2009, the Company's earnings of $46,000 and $23,000 was included in interest income in 2010 and 2009, respectively.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $57,718 ($46,547 was collected March 15, 2011 and $11,171 was collected in 2010) and $561 in 2010 and 2009, respectively.

Chanticleer Dividend Fund, Inc.

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland.  CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011.  The Company, through Advisors, will have a role in management of CDF when its registration statement becomes effective.

Green St. Energy, Inc. ("Green St.")

Mr. Pruitt was a director of Green St. and during 2009, the Company billed Green St. $24,000 for management services and advanced $907 for Green St. expenses.  This amount was included in bad debt expense at December 31, 2010.

Efftec International, Inc. ("Efftec")

The Company's CEO became CEO and the sole director of Efftec during 2010 and the Company received 150,000 common shares and an option to acquire 150,000 shares for management services.  The shares and option were valued at $22,500, based on the trading price of Efftec at the time.

North American Energy Resources, Inc. ("NAEY")

The Company's CEO became a director of NAEY during 2010 and the Company received 150,000 common shares for management services.  The shares were valued at $10,500, based on the trading price of NAEY at the time.

Syzygy Entertainment, Ltd. ("Syzygy")

Mr. Pruitt was a director of Syzygy until his resignation on June 1, 2009.  Revenue in 2009 included $11,000 in cash management fees from Syzygy.  During 2007, Mr. Pruitt contributed 300,000 shares of Syzygy Entertainment, Ltd. to the Company, which was valued by the investment committee at $600,000 on the dates contributed.  Mr. Pruitt did not receive additional compensation as a result of the transfers.  The Company owns 642,814 shares of Syzygy which have been fully impaired at December 31, 2010.

Other

The Company acquired trading securities from a related party for $26,334 and $31,500 which were sold for $32,917 and $40,197 in 2010 and 2009, respectively.

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

AUDIT FEES: For the fiscal years ended December 31, 2010 and 2009, Creason & Associates, P.L.L.C. billed the Company for services rendered through March 21, 2011, for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC as follows (the 2010 period will not include all billings for the audit):

	2010	2009

Audit and review services	$34,500	$51,000

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2010 and 2009
•	Consolidated Statements of Operations – For the years ended December 31, 2010 and 2009
•	Consolidated Statements of Stockholders’ Equity at December 31, 2010 and 2009
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2010 and 2009
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2011.

CHANTICLEER HOLDINGS, INC.

By:	/s/	Michael D. Pruitt
Michael D. Pruitt, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 1, 2011	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

April 1, 2011	Director	/s/ Michael Carroll
Michael Carroll

April 1, 2011	Director	/s/ Brian Corbman
Brian Corbman

April 1, 2011	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

April 1, 2011	Director	/s/ Keith Johnson
Keith Johnson