Form 10-Q
period 2011-03-31
Chanticleer Holdings, Inc.
filed 2011-05-12
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                    March 31, 2011

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 2, 2011, was 2,460,974 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2011 (Unaudited) and December 31, 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$170,506	$46,007
Accounts receivable	20,925	4,258
Due from related parties	101,752	84,269
Prepaid expenses	68,395	24,184
Total current assets	361,578	158,718
Property and equipment, net	23,013	25,563
Available-for-sale investments at fair value	338,500	352,500
Investments accounted for under the equity method	87,764	87,200
Investments accounted for under the cost method	766,598	766,598
Deposits	23,980	23,980
Total assets	$1,601,433	$1,414,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$225,854	$211,432
Accrued expenses	9,588	66,103
Notes payable	249,455	250,000
Deferred revenue	-	1,750
Due to related parties	80,394	116,349
Total current liabilities	565,291	645,634
Convertible notes payable	-	686,500
Total liabilities	565,291	1,332,134
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued 2,984,204 and 2,571,918 shares and outstanding 2,460,974 and 2,048,688 shares at March 31, 2011 and at December 31, 2010, respectively	298	257
Additional paid in capital	6,177,525	5,456,067
Non-controlling interest	44,686	24,175
Other comprehensive income	54,027	68,027
Accumulated deficit	(4,703,711)	(4,929,418)
Less treasury stock, 523,230 and 523,230 shares, respectively	(536,683)	(536,683)
Total stockholders' equity	1,036,142	82,425
Total liabilities and stockholders' equity	$1,601,433	$1,414,559

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Management and consulting revenue
Affiliate	$24,646	$6,625
Other	416,667	21,708
	441,313	28,333
Expenses:
General and administrative expense	227,007	264,221
	227,007	264,221
Earnings (loss) from operations before income taxes	214,306	(235,888)
Income taxes	-	-
Earnings (loss) from operations	214,306	(235,888)

Other income (expense)
Realized gain from sales of investments	19,630	36,728
Other than temporary decline in available-for-sale securities	-	(40,386)
Miscellaneous income	476	-
Equity in earnings of investments	5,103	11,797
Interest and other income	4,541	11,500
Interest expense	(18,759)	(49,550)
Total other income (expense)	10,991	(29,911)
Net earnings (loss) before non-controlling interest	225,297	(265,799)
Non-controlling interest	410	(365)
Net earnings (loss)	225,707	(266,164)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(14,000)	(37,507)
Net comprehensive income (loss)	$211,707	$(303,671)

Net earnings (loss) per share, basic and diluted	$0.11	$(0.13)
Weighted average shares outstanding	2,053,269	1,969,822

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net earnings (loss)	$225,707	$(266,164)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	-	40,386
Depreciation	2,549	2,734
Equity in (earnings) loss of investments	(5,103)	(11,797)
Beneficial conversion feature of convertible notes payable	-	35,248
Investment received in exchange for management services	-	(10,500)
Realized (gains) losses from sales of investments	(19,630)	(36,728)
Non-controlling interest	(410)	365
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(16,667)	(14,184)
(Increase) decrease in prepaid expenses and other assets	(27,485)	-
Increase (decrease) in accounts payable and accrued expenses	(165,142)	25,248
Advances from related parties	(28,438)	501
Increase (decrease) in deferred revenue	(1,750)	(11,208)
Net cash used in operating activities	(36,369)	(246,099)
Cash flows from investing activities
Purchase of fixed assets	-	(3,628)
Purchase of investments	(27,423)	(13,861)
Distributions from equity investments	4,539	-
Proceeds from sale of investments	184,297	105,058
Net cash provided by operating activities	161,413	87,569
Cash flows from financing activities
Loan repayment	(545)	-
Loan proceeds	-	275,000
Net cash provided (used) by financing activities	(545)	275,000
Net increase in cash and cash equivalents	124,499	116,470
Cash and cash equivalents, beginning of period	46,007	2,374
Cash and cash equivalents, end of period	$170,506	$118,844
		(Continued)

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$65,131	$15,503
Income taxes	-	-

Non-cash investing and financing activities:
Investments received for management consulting contracts	-	10,500
Due to related party exchanged for convertible note payable	25,000	-
Convertible notes payable exchanged for common stock	711,500	-
Accrued interest exchanged for common stock	10,000	-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1:	NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures"), Avenel Financial Services LLC ("Financial"), Chanticleer Holdings Limited ("CHL") and DineOut S.A. Ltd. ("DineOut") (own 89.74% at March 31, 2011) (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc.  On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

•
CHL is wholly owned and was formed as a Limited Liability Company in Jersey on March 24, 2009 and owns our 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•
DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to finance growth activity for the Company around the world.  DineOut's common stock is listed on the Frankfurt stock exchange.  As of March 31, 2011, the Company has sold 10.26% of its interest in DineOut.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2010, which is included in the Company’s Form 10-K.

(3)
Going Concern - At March 31, 2011 and December 31, 2010, the Company had current assets of $361,578 and $158,718; current liabilities of $565,291 and $645,634; and a working capital deficit of $203,713 and $486,916, respectively.  The Company had earnings of $225,707 during the three months ended March 31, 2011 and had an unrealized loss from available-for-sale securities of $14,000 resulting in comprehensive earnings of $211,707.

The Company's general and administrative expenses were $227,007 during the three months ended March 31, 2011 as compared to $264,221 in the first quarter of 2010.  The Company expects its general and administrative cost to be approximately $225,000 to $240,000 per quarter in 2011.

As of March 31, 2011, the Company had raised $351,500, $412,500 and $408,250 from limited partners for its share of cost of the Durban and Johannesburg stores which opened in 2010 and the Cape Town store scheduled to open in the spring of 2011, respectively.  Additional funds are not expected to be needed for these stores.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,589,661 shares in DineOut at March 31, 2011, which are free-trading on the Frankfurt Exchange and were valued at $0.937 per share at March 31, 2011.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and collected cash proceeds of $184,297 and recognized a gain of $19,630 from sales during the three months ended March 31, 2011;

•
The Company currently is receiving its share of earnings from the Durban and Johannesburg, South Africa restaurants which commenced operations in 2010 and will begin receiving its share of earnings from the Cape Town, South Africa location which is scheduled to open in the spring of 2011; and

•
The Company is funding the initial formation of Chanticleer Dividend Fund, Inc. ("CDF"), including the registration of its common stock.  The Company expects to get most of its capital outlay back after the registration statement becomes effective and CDF begins raising funds.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

(4)
Reclassifications - Certain reclassifications have been made in the financial statements at December 31, 2010 and for the periods ended March 31, 2010 to conform to the March 31, 2011 presentation.  The reclassifications had no effect on net earnings (loss).

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

Our available-for-sale equity securities are all valued using Level 1 or Level 2 inputs.

Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the consolidated financial statements, which includes property and equipment, equity method investments, investments carried at cost, deposits and other assets.

(6)
New accounting pronouncements - There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At April 30, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company when adopted.

NOTE 2:	INVESTMENTS

INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT MARCH 31, 2011 AND DECEMBER 31, 2010.

	2011	2010
Trading securities:
Balance, beginning of period	$-	$-
Shares acquired from a related party	-	26,334
Cost of securities sold	-	(26,334)
Balance, end of period	$-	$-

Proceeds from sale of trading securities	$-	$32,917
Gain from sale of trading securities	$-	$6,583

	2011	2010
Available for sale securities:
Cost at beginning of period	$200,473	$83,286
Transfer from investments accounted for by
the cost method	-	100,000
Received as management fees	-	33,000
Acquired in exchange for DineOut shares	-	124,573
Proceeds from sale of securities	-	(41,645)
Realized loss	-	(98,741)
Cost at end of year	200,473	200,473
Unrealized gain (loss)	138,027	152,027
Total	$338,500	$352,500

	2011	2010
Investments using the equity method:
Balance, beginning of year	$87,200	$82,500
Equity in earnings (loss)	5,103	58,337
Sale of investment	-	(37,500)
Distributions received	(4,539)	(16,137)
Balance, end of year	$87,764	$87,200

	2011	2010
Investments at cost:
Balance, beginning of year	$766,598	$1,191,598
Impairment	-	(250,000)
Proceeds from sale of investment	-	(75,000)
Investment transferred to available-for-sale Securities	-	(100,000)
Total	$766,598	$766,598

AVAILABLE-FOR-SALE SECURITIES

Our available-for-sale securities consist of the following:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Loss	Gains (Losses)	Value
March 31, 2011
Remodel Auction *	$100	$-	$(100)	$-
North American Energy	126,000	-	(84,000)	42,000
North American Energy *	10,500	-	(1,500)	9,000
Efftec International, Inc. *	22,500	-	7,500	30,000
Efftec International, Inc. (warrant) *	-	-	7,500	7,500
HiTech Stages	124,573	-	125,427	250,000
	$283,673	$-	$54,827	$338,500

December 31, 2010
Syzygy Entertainment, Ltd. *	$1,286	$(1,286)	$-	$-
Remodel Auction *	40,000	(39,100)	100	1,000
North American Energy	126,000	-	(98,000)	28,000
North American Energy *	10,500	-	(4,500)	6,000
Efftec International, Inc. *	22,500	-	22,500	45,000
Efftec International, Inc. (warrant) *	-	-	22,500	22,500
HiTech Stages	124,573	-	125,427	250,000
	$324,859	$(40,386)	$68,027	$352,500

* Investments acquired in exchange for management services.

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

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  The Company received 167 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009.  We valued our initial investment of 167 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 167 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 167 shares at the trading price of the stock on that date of $900 per share and recognized $150,000 in management income.  Remodel Auction began trading on the Pink Sheets, and the market price was readily determinable.  Therefore, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities.  The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer.  Accordingly, the transfer was recorded at the original cost.  At December 31, 2009, the common stock had declined to $120 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock.  During 2010, the Company recognized an additional impairment of $39,100.  At December 31, 2010, the Company valued its investment at $1,000 and recorded an unrealized gain of $100.  At March 31, 2011, the Company valued its investment at 0.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009.  In November 2009 the Company decided that it would not sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold.  At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost.  Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company.  At December 31, 2010 and 2009, the stock had declined to $0.04 and $0.06 per share and the Company recorded an unrealized loss of $98,000 and $84,000, respectively, based on the Company's determination that the price decline was temporary.  At March 31, 2011, the Company valued the stock at $0.06 with an unrealized loss of $84,000.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services.  The shares were initially valued at $10,500, based on the trading price at the time.  At December 31, 2010, the Company recorded an unrealized loss of $4,500 based on the market value of $6,000.  At March 31, 2011, the Company recorded and unrealized loss of $1,500 based on a market value of $9,000.

NAEY appointed a new management team in December 2010 and appears to have an opportunity for the stock price to recover.  Accordingly, the Company determined that the decline was temporary.

EffTec International, Inc. - Effective April 1, 2010, the Company's CEO became a director and the CEO of EffTec International, Inc.  The Company received 150,000 shares of EffTec and an option to acquire an additional 150,000 shares at $0.15 per share in exchange for the management services to be provided.  The shares were valued at $22,500 based on the trading price of EffTec at the date of the transaction.  At December 31, 2010, the shares were valued at $0.30 per share and the $22,500 increase in value plus the value of the option of $22,500 was included in accumulated other comprehensive income (loss).  At March 31, 2011, the shares were valued at $0.20 per share and the $7,500 increase in value plus the value of the option of $7,500 was included in accumulated other comprehensive income (loss).

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

The Company acquired 275,000 shares of HiTech in exchange for 150,450 shares of DineOut.  The transaction was initially recorded as an available-for-sale security at the average net sales price of DineOut shares of $124,573.  At December 31, 2010, HiTech closed on the Frankfurt Stock Exchange at €1.00 ($1.34).  Due to the start-up status of HiTech and limited trading volume, the Company valued its investment at $250,000 at March 31, 2011 and December 31, 2010.

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Equity investments consist of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Carrying value:
Chanticleer & Shaw Foods Pty. Ltd. (50%)	$87,764	$87,200
	$87,764	$87,200

Activity from equity investments during the three months ended March 31, 2011 and 2010:
	2011	2010
Equity in earnings (loss):
Hoot S.A. I, LLC (20%)	2,366	11,797
Hoot S.A. II, LLC (20%)	2,737	-
	$5,103	$11,797
Distributions:
Hoot S.A. I, LLC (20%)	2,646	-
Hoot S.A. II, LLC (20%)	1,893	-
	$4,539	$-

The summarized financial data for Hoot SA, GP is as follows for the three months ended March 31, 2011 and 2010.  We own a 20% GP interest in the limited partnerships which own 50% of each restaurant.

	2011	2010

Revenues	$957,735	$626,531
Gross profit	640,751	431,014
Income from continuing operations	51,029	92,424
Net income	51,029	92,424

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

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

Investments at cost consist of the following at March 31, 2011 and December 31, 2010.

	2011	2010

Chanticleer Investors, LLC	$500,000	$500,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
Chanticleer Investors II	16,598	16,598
	$766,598	$766,598

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

The Company received $400,000 in January 2011 for services provided in completion of the purchase of HOA and TW by HOA LLC.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt.  We have accrued two months of the consulting fee in the amount of $16,667 at March 31, 2011.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing.  Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which is the Company's share).  One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and now carries its ownership in HOA LLC directly.  The Company now owns approximately 14% of Investors LLC.

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

During the three months ended March 31, 2011, the Company issued convertible notes payable with a total principal balance of $25,000 in exchange for an amount due a related party of $25,000.  The convertible notes include interest at 10% per annum, which was payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012.  The convertible notes are convertible into our common stock at the rate of $1.75 per share.  Convertible notes with a face value of $711,500 and accrued interest of $10,000 was converted into 412,286 shares of our common stock on March 30, 2011.

NOTE 4:	NOTES PAYABLE

The Company has a loan with a bank with a balance of $249,455 (at March 31, 2011) and $250,000 (at December 31, 2010) which includes interest at Wall Street Journal Prime + 1% (minimum of 5.5%) payable monthly; is due in monthly payments of $1,729 commencing February 10, 2011 and the remaining balance is due July 10, 2011.  The loan is collateralized by substantially all of the assets of the Company; and is guaranteed by Mr. Pruitt.

NOTE 5:	RELATED PARTY TRANSACTIONS

Due from related parties

The Company has earned income from and made advances to related parties.  The amounts owed to the Company at March 31, 2011 and December 31, 2010 is as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$6,035
Chanticleer Investors II, LLC	22,896	46,547
Chanticleer Dividend Fund, Inc.	74,281	30,937
Hoot SA 1 LLC	3,000	-
Hoot SA II LLC	825
Other	750	750
	$101,752	$84,269

Due to related parties

The Company has received non-interest bearing loans and advances from related parties.  The amounts owed by the Company as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010

Avenel Financial Group, a company owned by Mr. Pruitt	21,349	46,349
Chanticleer Investors, LLC	4,045	-
Hoot SA III, LLC	55,000	70,000
	$80,394	$116,349

$25,000 of the amount due Avenel Financial Group was exchanged for a convertible note payable effective January 1, 2011 and converted to common stock on March 30, 2011.

Management income from affiliates

The Company had management income from its affiliates in the three months ended March 31, 2011 and 2010, as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$6,625
Chanticleer Investors II, LLC	22,896	-
North American Energy Resources, Inc.	1,750	-
	$24,646	$6,625

Chanticleer Investors LLC

See Note 2.

Chanticleer Investors II LLC

The Company manages Investors II and earns management income.  None was recorded during the three months ended March 31, 2010.  The 2011 amount is accrued based on first quarter results.

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

NOTE 6:	COMMITMENTS AND CONTINGENCIES

Lease

Effective August 1, 2009, the Company entered into an office lease agreement for its office with a term of one year and monthly lease payments of $2,100.  During the quarter ended September 30, 2010, the lease was extended for an additional year with the same terms.

Hooters South Africa

On April 23, 2009, the Company's wholly owned subsidiary CHL through its 50% ownership of Chanticleer & Shaw Pty, Ltd. entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The current plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations effective January 1, 2010.  A location in Johannesburg opened in June 2010 and the third location is scheduled to open in Cape Town during the spring of 2011.  A fourth location has not been scheduled.  The Company's financial commitments have been covered with limited partner investments for the first three restaurants and the Company expects to cover any additional costs for new locations in the same manner.

NOTE 7:	DEFERRED REVENUE

The Company receives equity securities from companies for which it provides management services.  Generally the securities are issued in advance of the period over which the service is to be provided, generally one year.  The Company values the equity instruments received based upon the stock prices as of the date we reached an agreement with the third party and defers the related revenue.  The revenue is then recognized over the period earned.  Deferred revenue consists of the following at March 31, 2011 and  December 31, 2010.

	2011	2010

Balance at beginning of year	$1,750	$20,833
Additions:
North American Energy common stock	-	10,500
Amortization	(1,750)	(29,583)
Balance end of year	$-	$1,750

NOTE 8:	STOCKHOLDERS' EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 2,984,204 and 2,571,918 shares issued and 2,460,974 and 2,048,688 shares outstanding at March 31, 2011 and December 31, 2010, respectively.  There are no options outstanding.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders.  All share references have been adjusted as if the split occurred prior to all periods presented.

Warrants

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

2011 Transactions

On March 30, the Company issued 412,286 shares of its common stock in exchange for convertible notes payable with a balance of $711,500 and accrued interest of $10,000.

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

The Company is organized into three segments as of March 31, 2011, two of which are active.

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

Operation of restaurants (South Africa) ("Restaurants")
CHL owns 50% of C&S which holds the franchise for the Republic of South Africa with HOA.  The Company is funding its 50% capital requirement for the cost of each restaurant with limited partnerships in which it retains a 20% interest and the LPs are allocated an 80% interest in revenues until the LPs receive a 20% return on their investment ("Payout").  After Payout, the Company's share of revenue reverts to 80% and the LPs to 20% of the 50% interest.  As of March 31, 2011, two restaurants had been opened and a third is scheduled to be opened at Cape Town in the spring of 2011.

Financial information regarding the Company's segments is as follows for the three months ended March 31, 2011 and 2010.

Three months ended March 31, 2011

	Management	Insurance	Restaurants	Total

Revenues	$441,313	$-	$-	$441,313

Interest expense	$18,759	$-	$-	$18,759

Depreciation and amortization	$2,549	$-	$-	$2,549

Profit (loss)	$195,547	$-	$5,103	$200,650
Investments and other				24,647
				225,297
Non-controlling interest				410
				$225,707

Assets	$408,571	$-	$87,764	$496,335
Investments				1,105,098
				$1,601,433

Liabilities	$565,291	$-	$-	$565,291

Expenditures for non-current assets	$-	$-	$-	$-

Three months ended March 31, 2010

	Management	Insurance	Restaurants	Total

Revenues	$28,333	$-	$-	$28,333

Interest expense	$49,550	$-	$-	$49,550

Depreciation and amortization	$2,734	$-	$-	$2,734

Profit (loss)	$(285,073)	$-	$11,432	$(273,641)
Investments and other				7,842
				(265,799)
Non-controlling interest				(365)
				$(266,164)

Assets	$217,786	$-	$56,797	$274,583
Investments				1,207,491
				$1,482,074

Liabilities	$996,192	$-	$29,000	$1,025,192

Expenditures for non-current assets	$3,628	$-	$-	$3,628

NOTE 10:	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
Assets:
Available-for-sale securities	$338,500	$88,500	$250,000	$-

December 31, 2010
Assets:
Available-for-sale securities	$352,500	$101,500	$251,000	$-

At March 31, 2011 and December 31, 2010, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.  Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

In 2010, the Company considered a cost basis investment to be impaired and recognized an impairment loss of $250,000 in the consolidated statement of operations.  This impairment was determined using Level 3 inputs to determine the estimated fair value, which was determined to be less than the recorded amounts.

See Note 2 for further details of the Company's investments.

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

Liquidity and capital resources

At March 31, 2011 and December 31, 2010, the Company had current assets of $361,578 and $158,718; current liabilities of $565,291 and $645,634; and a working capital deficit of $203,713 and $486,916, respectively.  The Company had earnings of $225,707 during the three months ended March 31, 2011 and had an unrealized loss from available-for-sale securities of $14,000 resulting in comprehensive earnings of $211,707.

The Company's general and administrative expenses were $227,007 during the three months ended March 31, 2011 as compared to $264,221 in the first quarter of 2010.  The Company expects its general and administrative cost to be approximately $225,000 to $240,000 per quarter in 2011.

As of March 31, 2011, the Company had raised $351,500, $412,500 and $408,250 from limited partners for its share of cost of the Durban and Johannesburg stores which opened in 2010 and the Cape Town store scheduled to open in the spring of 2011, respectively.  Additional funds are not expected to be needed for these stores.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,589,661 shares in DineOut at March 31, 2011, which are free-trading on the Frankfurt Exchange and were valued at $0.937 per share at March 31, 2011.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and collected cash proceeds of $184,297 and recognized a gain of $19,630 from sales during the three months ended March 31, 2011;

•
The Company currently is receiving its share of earnings from the Durban and Johannesburg, South Africa restaurants which commenced operations in 2010 and will begin receiving its share of earnings from the Cape Town, South Africa location which is scheduled to open in the spring of 2011; and

•
The Company is funding the initial formation of Chanticleer Dividend Fund, Inc. ("CDF"), including the registration of its common stock.  The Company expects to get most of its capital outlay back after the registration statement becomes effective and CDF begins raising funds.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Comparison of three months ended March 31, 2011 and 2010

Revenues amounted to $441,313 in the three months ended March 31, 2011, as compared to $28,333 in the year earlier period and is summarized as follows.

	2011	2010

HOA LLC acquisition	$400,000	$-
Investors LLC	-	6,625
Total cash	400,000	6,625
HOA LLC consulting accrual	16,667	-
Investors II accrual	22,896	-
Amortization of deferred revenue	1,750	21,708
	$441,313	$28,333

The Company received cash of $400,000 and $6,625 during the three months ended March 31, 2011 and 2010, respectively.  The $400,000 received in 2011 was for services provided in completion of the purchase of HOA and TW by HOA LLC.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt, two months of which was accrued at March 31, 2011.  The Investors II accrual is for management services rendered to Investors II which is calculated based on fund performance and is paid after the end of each year.  The amortization of deferred revenue is the consulting and management fees received by the Company in the form of stock that is earned over an extended period, generally one year.

General and administrative expenses consisted of the following for the three months ended March 31, 2011 and 2010:

	2011	2010

Professional services and fees	$39,844	$37,261
Payroll	108,627	166,763
Travel and entertainment	13,186	12,744
Other	65,350	47,453
	$227,007	$264,221

Payroll costs decreased $58,136 (35%) primarily due to staff reductions after the first quarter of 2010 for personnel employed primarily to assist the Company in raising funds.

Other income (expense) consists of the following for the three months ended March 31, 2011 and 2010.

	2011	2010

Realized gain from sale of investments	$19,630	$36,728
Other than temporary decline in available-for-sale securities	-	(40,386)
Equity in earnings of investments	5,103	11,797
Interest and other income	5,017	11,500
Interest expense	(18,759)	(49,550)
	$10,991	$(29,911)

The Company realized a gain of $19,630 from sales of DineOut shares during the 2011 quarter and realized a gain of $33,263 from sales of DineOut shares and a gain of $3,465 from sales of trading securities acquired from a related party during the 2010 quarter.

The Company recorded a loss from an other than temporary decline in its available-for-sale securities of $40,386 in the three months ended March 31, 2010.  The loss included $39,100 for Remodel Auction and $1,286 for Syzygy.

Equity in earnings of investments in 2011 and 2010 represents the Company's share of net profits from its investment in restaurants in South Africa.

Interest expense increased during the 2010 quarter primarily due to the amortization of the beneficial conversion feature on new convertible notes of $35,248.  The convertible notes were all exchanged for our common stock on March 30, 2011.  Accordingly, interest expense should be substantially lower after March 31, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011.  Our management has determined that, as of the date of this report, and with the assistance of a third party consultant who has been engaged to assist the Company in preparing its financial statements and its filings with the SEC the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 412,286 shares of its common stock to the holders of convertible notes payable with a principal balance of $711,500 and accrued interest of $10,000.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

CHANTICLEER HOLDINGS, INC.

Date: May 11, 2011	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer