Form 10-K/A
period 2010-12-31
Chanticleer Holdings, Inc.
filed 2011-07-06
CIK 1106838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

The Company has concluded that it was necessary to amend this Annual Report to revise the Item 9(A)T Controls and Procedures and to conform the certifications required under the Exchange Act Rules 13a-14(a).  All other parts of the Annual Report remain unchanged.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010.  Our management has determined that, as of the date of this report, the Company's disclosure controls and procedures are effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 6, 2011.

CHANTICLEER HOLDINGS, INC.

By:	/s/	Michael D. Pruitt
Michael D. Pruitt, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

July 6, 2011	Chairman, Chief Executive Officer	/s/ Michael D. Pruitt
	and Chief Financial Officer	Michael D. Pruitt

July 6, 2011	Director	/s/ Michael Carroll
Michael Carroll

July 6, 2011	Director	/s/ Brian Corbman
Brian Corbman

July 6, 2011	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

July 6, 2011	Director	/s/ Keith Johnson
Keith Johnson