Form 10-Q/A
period 2011-03-31
Chanticleer Holdings, Inc.
filed 2011-07-06
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The Company has concluded that it was necessary to amend this Quarterly Report to revise the Item 9(A)T Controls and Procedures and to conform the certifications required under the Exchange Act Rules 13a-14(a).  All other parts of the Quarterly Report remain unchanged.

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

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: July 6, 2011	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer