Form 10-Q
period 2011-06-30
Chanticleer Holdings, Inc.
filed 2011-08-15
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                    June 30, 2011

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of July 31, 2011, was 2,460,974 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,871	$46,007
Accounts receivable	41,667	4,258
Due from related parties	106,582	84,269
Prepaid expenses	76,423	24,184
Total current assets	226,543	158,718
Property and equipment, net	20,502	25,563
Available-for-sale investments at fair value	425,622	352,500
Investments accounted for under the equity method	92,536	87,200
Investments accounted for under the cost method	766,598	766,598
Deposits	23,980	23,980
Total assets	$1,555,781	$1,414,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$296,132	$211,432
Accrued expenses	9,588	66,103
Notes payable	247,760	250,000
Deferred revenue	-	1,750
Due to related parties	84,894	116,349
Total current liabilities	638,374	645,634
Convertible notes payable	-	686,500
Total liabilities	638,374	1,332,134
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued 2,984,204 and 2,571,918 shares and outstanding 2,460,974 and 2,048,688 shares at June 30, 2011 and at December 31, 2010, respectively	298	257
Common stock warrants	16,058	-
Additional paid in capital	6,302,856	5,456,067
Non-controlling interest	48,758	24,175
Other comprehensive income	15,818	68,027
Accumulated deficit	(4,929,698)	(4,929,418)
Less treasury stock, 523,230 shares	(536,683)	(536,683)
Total stockholders' equity	917,407	82,425
Total liabilities and stockholders' equity	$1,555,781	$1,414,559

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Management and consulting revenue
Affiliate	$7,830	$17,796
Other	25,000	25,125
	32,830	42,921
Expenses:
General and administrative expense	262,278	229,851
	262,278	229,851
Loss from operations before income taxes	(229,448)	(186,930)
Income taxes	-	-
Loss from operations	(229,448)	(186,930)

Other income (expense)
Realized gain from sales of investments	361	114,279
Equity in earnings of investments	6,461	9,456
Interest and other income	-	11,500
Interest expense	(3,927)	(62,672)
Total other income	2,895	72,563
Net loss before non-controlling interest	(226,553)	(114,367)
Non-controlling interest	566	242
Net loss	(225,987)	(114,125)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(38,209)	139,354
Net comprehensive Income (loss)	$(264,196)	$25,229

Net loss per share, basic and diluted	$(0.09)	$(0.06)
Weighted average shares outstanding	2,460,974	1,969,822

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Management and consulting revenue
Affiliate	$32,476	$24,421
Other	441,667	46,833
	474,143	71,254
Expenses:
General and administrative expense	489,285	494,073
	489,285	494,073
Loss from operations before income taxes	(15,142)	(422,819)
Income taxes	-	-
Loss from operations	(15,142)	(422,819)

Other income (expense)
Realized gain from sales of investments	19,991	151,008
Other than temporary decline in available-for-sale securities	-	(40,386)
Equity in earnings of investments	11,564	21,253
Interest and other income	5,016	23,000
Interest expense	(22,686)	(76,974)
Total other income	13,885	77,901
Net loss before non-controlling interest	(1,257)	(344,918)
Non-controlling interest	977	(123)
Net loss	(280)	(345,041)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(52,209)	101,847
Net comprehensive loss	$(52,489)	$(243,194)

Net loss per share, basic and diluted	$(0.00)	$(0.18)
Weighted average shares outstanding	2,258,248	1,969,822

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net earnings (loss)	$(280)	$(345,041)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	-	40,386
Depreciation	5,061	5,508
Equity in (earnings) loss of investments	(11,564)	(21,253)
Beneficial conversion feature of convertible notes payable	-	41,660
Investment received in exchange for management services	-	(33,000)
Realized (gains) losses from sales of investments	(19,991)	(151,008)
Non-controlling interest	(977)	123
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(37,410)	(5,010)
(Increase) decrease in prepaid expenses and other assets	(30,482)	-
Increase (decrease) in accounts payable and accrued expenses	40,162	70,380
Advances from related parties	(36,805)	(16,274)
Increase (decrease) in deferred revenue	(1,750)	(13,833)
Net cash used in operating activities	(94,036)	(427,362)
Cash flows from investing activities
Purchase of fixed assets	-	(3,628)
Purchase of investments	(160,471)	(26,334)
Distributions from equity investments	6,228	11,834
Proceeds from sale of investments	190,325	148,910
Net cash provided by operating activities	36,082	130,782
Cash flows from financing activities
Proceeds from sale of common stock warrants	16,058	-
Loan repayment	(2,240)	-
Loan proceeds	-	316,000
Net cash provided by financing activities	13,818	316,000
Net increase (decrease) in cash and cash equivalents	(44,136)	19,420
Cash and cash equivalents, beginning of period	46,007	2,374
Cash and cash equivalents, end of period	$1,871	$21,794
		(Continued)

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$69,058	$-
Income taxes	-	-

Non-cash investing and financing activities:
Investments received for management consulting contracts	-	33,000
Due to related party exchanged for convertible note payable	25,000	-
Convertible notes payable exchanged for common stock	711,500	-
Accrued interest exchanged for common stock	10,000	-
Common stock issued for loan from related party	-	58,790
Investment exchanged for another investment	-	124,573
Investment contributed by the Company's CEO	125,331	-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1:	NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures"), Avenel Financial Services LLC ("Financial"), Chanticleer Holdings Limited ("CHL") and DineOut S.A. Ltd. ("DineOut") (own 88.99% at June 30, 2011) (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. and on May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

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

•
DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to finance growth activity for the Company around the world.  DineOut's common stock is listed on the Frankfurt stock exchange.  As of June 30, 2011, the Company has sold 11.01% of its interest in DineOut.

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

(3)
Going Concern - At June 30, 2011 and December 31, 2010, the Company had current assets of $226,543 and $158,718; current liabilities of $638,374 and $645,634; and a working capital deficit of $411,831 and $486,916, respectively.  The Company had a loss of $280 during the six months ended June 30, 2011 and had an unrealized loss from available-for-sale securities of $52,209 resulting in a comprehensive loss of $52,489.

The Company's general and administrative expenses were $489,285 during the six months ended June 30, 2011 as compared to $494,073 in the same period of 2010.  The Company expects its general and administrative cost to be approximately $225,000 to $240,000 per quarter for the remainder of 2011.

As of June 30, 2011, the Company had raised $351,500, $412,500 and $433,250 from limited partners for its share of cost of the Durban and Johannesburg stores which opened in 2010 and the Cape Town store which opened in June of 2011, respectively.  Additional funds are not expected to be needed for these stores.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,559,661 shares in DineOut at June 30, 2011, which are free-trading on the Frankfurt Exchange and were valued at $0.159 per share at June 30, 2011.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and collected cash proceeds of $190,325 and recognized a gain of $19,991 from sales during the six months ended June 30, 2011;

•
The Company currently is receiving its share of earnings from the Durban and Johannesburg, South Africa restaurants which commenced operations in 2010 and will begin receiving its share of earnings from the Cape Town, South Africa location which opened in June of 2011;

•
The Company is funding the initial formation of Chanticleer Dividend Fund, Inc. ("CDF"), including the registration of its common stock.  The Company expects to get most of its capital outlay back after the registration statement becomes effective and CDF begins raising funds; and

•
The Company has completed a registration statement on Form S-1, which was declared effective on July 14, 2011, to register one Class A Warrant and one Class B Warrant for each share of the Company issued.  If all warrants are sold this would raise approximately $98,000, less legal costs.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

(4)
Reclassifications - Certain reclassifications have been made in the financial statements at December 31, 2010 and for the periods ended June 30, 2010 to conform to the June 30, 2011 presentation.  The reclassifications had no effect on net earnings (loss).

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

(6)
New accounting pronouncements - There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At July 31, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company when adopted.

NOTE 2:	INVESTMENTS

INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT JUNE 30, 2011 AND DECEMBER 31, 2010.

	2011	2010
Trading securities:
Balance, beginning of year	$-	$-
Shares acquired from a related party	-	26,334
Cost of securities sold	-	(26,334)
Balance, end of period	$-	$-

Proceeds from sale of trading securities	$-	$32,917
Gain from sale of trading securities	$-	$6,583

	2011	2010
Available for sale securities:
Cost at beginning of year	$284,473	$167,286
Transfer from investments accounted for by the cost method	-	100,000
Contributed by the Company's CEO	125,331	-
Received as management fees	-	33,000
Acquired in exchange for DineOut shares	-	124,573
Proceeds from sale of securities	-	(41,645)
Realized loss	-	(98,741)
Cost at end of period	409,804	284,473
Unrealized gain (loss)	15,818	68,027
Total	$425,622	$352,500

	2011	2010
Investments using the equity method:
Balance, beginning of year	$87,200	$82,500
Equity in earnings (loss)	11,564	58,337
Sale of investment	-	(37,500)
Distributions received	(6,228)	(16,137)
Balance, end of period	$92,536	$87,200

	2011	2010
Investments at cost:
Balance, beginning of year	$766,598	$1,191,598
Impairment	-	(250,000)
Proceeds from sale of investment	-	(75,000)
Investment transferred to available-for-sale securities	-	(100,000)
Total	$766,598	$766,598

AVAILABLE-FOR-SALE SECURITIES

Our available-for-sale securities consist of the following:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Loss	Gains (Losses)	Value
June 30, 2011
Remodel Auction *	$900	$-	$(900)	$-
North American Energy	126,000	-	(91,000)	35,000
North American Energy *	10,500	-	(3,000)	7,500
North American Energy	125,331	-	(35,809)	89,522
Efftec International, Inc. *	22,500	-	3,000	25,500
Efftec International, Inc. (warrant) *	-	-	3,000	3,000
HiTech Stages	124,573	-	140,527	265,100
	$409,804	$-	$15,818	$425,622

December 31, 2010
Syzygy Entertainment, Ltd. *	$1,286	$(1,286)	$-	$-
Remodel Auction *	40,000	(39,100)	100	1,000
North American Energy	126,000	-	(98,000)	28,000
North American Energy *	10,500	-	(4,500)	6,000
Efftec International, Inc. *	22,500	-	22,500	45,000
Efftec International, Inc. (warrant) *	-	-	22,500	22,500
HiTech Stages	124,573	-	125,427	250,000
	$324,859	$(40,386)	$68,027	$352,500

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

The Company acquired 275,000 shares of HiTech in exchange for 150,450 shares of DineOut.  The transaction was initially recorded as an available-for-sale security at the average net sales price of DineOut shares of $124,573.  At December 31, 2010, HiTech closed on the Frankfurt Stock Exchange at €1.00 ($1.34).  Due to the start-up status of HiTech and limited trading volume, the Company valued its investment at $250,000 at December 31, 2010.  At June 30, 2011, the Company valued its investment at $265,100 based on a value of $0.964 per share.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009.  In November 2009 the Company decided that it would not sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold.  At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost.  Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company.  At December 31, 2010, the stock had declined to $0.04 per share and the Company recorded an unrealized loss of $98,000, based on the Company's determination that the price decline was temporary.  At June 30, 2011, the Company valued the stock at $0.05 with an unrealized loss of $91,000.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services.  The shares were initially valued at $10,500, based on the trading price at the time.  At December 31, 2010, the Company recorded an unrealized loss of $4,500 based on the market value of $6,000.  At June 30, 2011, the Company recorded an unrealized loss of $3,000 based on a market value of $7,500.

During June 2011, the Company's CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time.  At June 30, 2011, the Company recorded an unrealized loss of $35,809 based on a market value of $89,522.  Mr. Pruitt did not receive additional compensation as a result of this transfer.

NAEY appointed a new management team in December 2010 and appears to have an opportunity for the stock price to recover.  Accordingly, the Company determined that the decline was temporary.

EffTec International, Inc. - Effective April 1, 2010, the Company's CEO became a director and the CEO of EffTec International, Inc.  The Company received 150,000 shares of EffTec and an option to acquire an additional 150,000 shares at $0.15 per share in exchange for the management services to be provided.  The shares were valued at $22,500 based on the trading price of EffTec at the date of the transaction.  At December 31, 2010, the shares were valued at $0.30 per share and the $22,500 increase in value plus the value of the option of $22,500 was included in accumulated other comprehensive income (loss).  At June 30, 2011, the shares were valued at $0.17 per share and the $3,000 increase in value plus the value of the option of $3,000 was included in accumulated other comprehensive income (loss).

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

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  The Company received 167 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009.  We valued our initial investment of 167 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 167 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 167 shares at the trading price of the stock on that date of $900 per share and recognized $150,000 in management income.  Remodel Auction began trading on the Pink Sheets, and the market price was readily determinable.  Therefore, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities.  The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer.  Accordingly, the transfer was recorded at the original cost.  At December 31, 2009, the common stock had declined to $120 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock.  During 2010, the Company recognized an additional impairment of $39,100.  At December 31, 2010, the Company valued its investment at $1,000 and recorded an unrealized gain of $100.  At June 30, 2011, the Company valued its investment at $0.

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

As a result of the above transactions, the Company owns 642,814 shares of Syzygy with an original cost of $1,114,221 and a fair value as of December 31, 2010 of $0.  The Company considers this decline in value to be other than temporary and has recognized an impairment loss for the full amount of the investment.

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Equity investments consist of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Carrying value:
Chanticleer & Shaw Foods Pty. Ltd. (50%)	$92,536	$87,200
	$92,536	$87,200

Activity from equity investments during the six months ended June 30, 2011 and 2010:
	2011	2010
Equity in earnings (loss):
Hoot S.A. I, LLC (20%)	4,808	18,253
Hoot S.A. II, LLC (20%)	6,756	3,000
	$11,564	$21,253
Distributions:
Hoot S.A. I, LLC (20%)	4,335	11,834
Hoot S.A. II, LLC (20%)	1,893	-
	$6,228	$11,834

The summarized financial data for Hoot SA, GP is as follows for the six months ended June 30, 2011 and 2010.  We own a 20% GP interest in the limited partnerships which own 50% of Hooters S.A., GP, the general partnership which owns each restaurant.  During the 2010 period Hoot S.A. I, LLC operated for the full six months and Hoot S.A. II, LLC operated for only part of one month.

	2011	2010

Revenues	$2,018,039	$1,393,200
Gross profit	1,332,670	964,858
Income from continuing operations	120,286	203,156
Net income	120,286	203,156

Hooters S.A., GP - The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  The initial restaurant opened in December 2009 in Durban, South Africa and operations commenced in January 2010.  In the initial restaurant CHL has a 10% interest in restaurant cash flows until the limited partners receive payout and a 40% interest in restaurant cash flows after limited partner payout.  The second location opened in Johannesburg in June 2010 and a third location opened in Cape Town in June of 2011.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

Investments at cost consist of the following at June 30, 2011 and December 31, 2010.

	2011	2010

Chanticleer Investors, LLC	$500,000	$500,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
Chanticleer Investors II	16,598	16,598
	$766,598	$766,598

Chanticleer Investors LLC - On April 18, 2006, the Company formed Investors LLC and sold units for $5,000,000.  Investors LLC’s principal asset was a convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“HOA”), collateralized by and convertible into 2% of Hooters common stock.  The original note included interest at 6% and was due May 24, 2009.  The note was extended until November 24, 2010 and included an increase in the interest rate to 8%.

The Company owned $1,150,000 (23%) of Investors LLC until May 29, 2009 when it sold 1/2 of its share for $575,000.  Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly).  Under the extended note and revised operating agreement, the Company received a management fee of $6,625 quarterly and interest income of $11,500 quarterly.  In December 2010, the Company sold an additional $75,000 of its investment at cost.

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

The Company received $400,000 in January 2011 for services provided in completion of the purchase of HOA and TW by HOA LLC.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt.  We have accrued five months of the consulting fee in the amount of $41,667 at June 30, 2011.

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

During the three months ended March 31, 2011, the Company issued convertible notes payable with a total principal balance of $25,000 in exchange for an amount due a related party of $25,000.  The convertible notes include interest at 10% per annum, which was payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012.  The convertible notes were convertible into our common stock at the rate of $1.75 per share.  Convertible notes with a face value of $711,500 and accrued interest of $10,000 was converted into 412,286 shares of our common stock on March 30, 2011.

NOTE 4:	NOTES PAYABLE

The Company has a loan with a bank with a balance of $247,760 (at June 30, 2011) and $250,000 (at December 31, 2010) which includes interest at Wall Street Journal Prime + 1% (minimum of 5.5%) payable monthly; is due in monthly payments of $1,729 commencing February 10, 2011 and the remaining balance was due July 10, 2011.  The loan is collateralized by substantially all of the assets of the Company; and is guaranteed by Mr. Pruitt.  The bank is currently drafting documents and the renewal is expected to be completed by the middle of August 2011.

NOTE 5:	RELATED PARTY TRANSACTIONS

Due from related parties

The Company has earned income from and made advances to related parties.  The amounts owed to the Company at June 30, 2011 and December 31, 2010 is as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$6,035
Chanticleer Investors II, LLC	30,726	46,547
Chanticleer Dividend Fund, Inc.	74,281	30,937
Hoot SA II LLC	825	-
Other	750	750
	$106,582	$84,269

Due to related parties

The Company has received non-interest bearing loans and advances from related parties.  The amounts owed by the Company as of June 30, 2011 and December 31, 2010 are as follows:

	2011	2010

Avenel Financial Group, a company owned by Mr. Pruitt	21,349	46,349
Chanticleer Investors, LLC	4,045	-
Hoot SA II, LLC	10,500	-
Hoot SA III, LLC	49,000	70,000
	$84,894	$116,349

$25,000 of the amount due Avenel Financial Group was exchanged for a convertible note payable effective January 1, 2011 and converted to common stock on March 30, 2011.

Management income from affiliates

The Company had management income from its affiliates in the six months ended June 30, 2011 and 2010, as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$13,250
Chanticleer Investors II, LLC	30,726	11,171
North American Energy Resources, Inc.	1,750	-
	$32,476	$24,421

Chanticleer Investors LLC

See Note 2.

Chanticleer Investors II LLC

The Company manages Investors II and earns management income.  The 2011 amount is accrued based on results through June 30, 2011.  The 2010 amount was the amount earned in 2009 but not recorded until received in 2010.  See Note 2.

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

North American Energy Resources, Inc. ("NAEY")

The Company's CEO became CEO and a director of NAEY during 2010 and the Company received 150,000 common shares for management services.  The shares were valued at $10,500, based on the trading price of NAEY at the time.  The Company's CEO resigned as CEO of NAEY in December 2010 and remains a director.  See Note 2.

NOTE 6:	COMMITMENTS AND CONTINGENCIES

Lease

Effective August 1, 2009, the Company entered into an office lease agreement for its office with a term of one year and monthly lease payments of $2,100.  During the quarter ended September 30, 2010, the lease was extended for an additional year with the same terms.

Hooters South Africa

On April 23, 2009, the Company's wholly owned subsidiary CHL through its 50% ownership of Chanticleer & Shaw Pty, Ltd. entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The current plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations effective January 1, 2010.  A location in Johannesburg opened in June 2010 and the third location opened in Cape Town during June of 2011.  A fourth location has not been scheduled.  The Company's financial commitments have been covered with limited partner investments for the first three restaurants and the Company expects to cover any additional costs for new locations in the same manner.

NOTE 7:	DEFERRED REVENUE

The Company receives equity securities from companies for which it provides management services.  Generally the securities are issued in advance of the period over which the service is to be provided, generally one year.  The Company values the equity instruments received based upon the stock prices as of the date we reached an agreement with the third party and defers the related revenue.  The revenue is then recognized over the period earned.  Deferred revenue consists of the following at June 30, 2011 and  December 31, 2010.

	2011	2010

Balance at beginning of year	$1,750	$20,833
Additions:
North American Energy common stock	-	10,500
Amortization	(1,750)	(29,583)
Balance end of year	$-	$1,750

NOTE 8:	STOCKHOLDERS' EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 2,984,204 and 2,571,918 shares issued and 2,460,974 and 2,048,688 shares outstanding at June 30, 2011 and December 31, 2010, respectively.  There are no options outstanding.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders.  All share references have been adjusted as if the split occurred prior to all periods presented.

Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933.  The Registration Statement, was declared effective on July 14, 2011 and registers one Class A Warrant and one Class B Warrant for each common share of the Company issued.  The warrants have a subscription price of $0.04 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $2.75 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $3.50.  The warrants have a five year life.

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

The Company is organized into three segments as of June 30, 2011, two of which are active.

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

Operation of restaurants (South Africa) ("Restaurants")
CHL owns 50% of C&S which holds the franchise for the Republic of South Africa with HOA.  The Company is funding its 50% capital requirement for the cost of each restaurant with limited partnerships in which it retains a 20% interest and the LPs are allocated an 80% interest in revenues until the LPs receive a 20% return on their investment ("Payout").  After Payout, the Company's share of revenue reverts to 80% and the LPs to 20% of the 50% interest.  As of June 30, 2011, two restaurants opened in 2010 and a third opened at Cape Town in June of 2011.

Financial information regarding the Company's segments is as follows for the three months ended June 30, 2011 and 2010.

Three months ended June 30, 2011

	Management	Insurance	Restaurants	Total

Revenues	$32,830	$-	$-	$32,830

Interest expense	$3,927	$-	$-	$3,927

Depreciation and amortization	$2,512	$-	$-	$2,512

Profit (loss)	$(233,375)	$-	$6,461	$(226,914)
Investments and other				361
				(226,553)
Non-controlling interest				566
				$(225,987)

Assets	$271,025	$-	$92,536	$363,561
Investments				1,192,220
				$1,555,781

Liabilities	$638,374	$-	$-	$638,374

Expenditures for non-current assets	$-	$-	$-	$-

Three months ended June 30, 2010

	Management	Insurance	Restaurants	Total

Revenues	$42,921	$-	$-	$42,921

Interest expense	$62,672	$-	$-	$62,672

Depreciation and amortization	$2,774	$-	$-	$2,774

Profit (loss)	$(249,603)	$-	$9,456	$(240,147)
Investments and other				125,780
				(114,367)
Non-controlling interest				242
				$(114,125)

Assets	$105,050	$-	$54,419	$159,469
Investments				1,486,141
				$1,645,610

Liabilities	$1,008,624	$-	$25,000	$1,033,624

Expenditures for non-current assets	$-	$-	$-	$-

Financial information regarding the Company's segments is as follows for the six months ended June 30, 2011 and 2010.

Six months ended June 30, 2011

	Management	Insurance	Restaurants	Total

Revenues	$474,143	$-	$-	$474,143

Interest expense	$22,686	$-	$-	$22,686

Depreciation and amortization	$5,061	$-	$-	$5,061

Profit (loss)	$(37,828)	$-	$11,564	$(26,264)
Investments and other				25,007
				(1,257)
Non-controlling interest				977
				$(280)

Assets	$271,025	$-	$92,536	$363,561
Investments				1,192,220
				$1,555,781

Liabilities	$638,374	$-	$-	$638,374

Expenditures for non-current assets	$-	$-	$-	$-

Six months ended June 30, 2010

	Management	Insurance	Restaurants	Total

Revenues	$71,254	$-	$-	$71,254

Interest expense	$76,974	$-	$-	$76,974

Depreciation and amortization	$5,508	$-	$-	$5,508

Profit (loss)	$(499,793)	$-	$21,253	$(478,540)
Investments and other				133,622
				(344,918)
Non-controlling interest				(123)
				$(345,041)

Assets	$105,050	$-	$54,419	$159,469
Investments				1,486,141
				$1,645,610

Liabilities	$1,008,624	$-	$25,000	$1,033,624

Expenditures for non-current assets	$3,628	$-	$-	$3,628

NOTE 10:	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
Assets:
Available-for-sale securities	$425,622	$425,622	$-	$-

December 31, 2010
Assets:
Available-for-sale securities	$352,500	$101,500	$251,000	$-

At June 30, 2011 and December 31, 2010, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.  Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

In the fourth quarter of 2010, the Company considered a cost basis investment to be impaired and recognized an impairment loss of $250,000 in the consolidated statement of operations.  This impairment was determined using Level 3 inputs to determine the estimated fair value, which was determined to be less than the recorded amounts.

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

Liquidity and capital resources

At June 30, 2011 and December 31, 2010, the Company had current assets of $226,543 and $158,718; current liabilities of $638,374 and $645,634; and a working capital deficit of $411,831 and $486,916, respectively.  The Company had a loss of $280 during the six months ended June 30, 2011 and had an unrealized loss from available-for-sale securities of $52,209 resulting in a comprehensive loss of $52,489.

The Company's general and administrative expenses were $489,285 during the six months ended June 30, 2011 as compared to $494,073 in the same period of 2010.  The Company expects its general and administrative cost to be approximately $225,000 to $240,000 per quarter for the remainder of 2011.

As of June 30, 2011, the Company had raised $351,500, $412,500 and $433,250 from limited partners for its share of cost of the Durban and Johannesburg stores which opened in 2010 and the Cape Town store opened in June of 2011, respectively.  Additional funds are not expected to be needed for these stores.

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
The Company holds 3,559,661 shares in DineOut at June 30, 2011, which are free-trading on the Frankfurt Exchange and were valued at $0.159 per share at June 30, 2011.  The Company plans to continue to sell some of these shares to meet its short-term capital requirements and collected cash proceeds of $190,325 and recognized a gain of $19,991 from sales during the six months ended June 30, 2011;

•
The Company currently is receiving its share of earnings from the Durban and Johannesburg, South Africa restaurants which commenced operations in 2010 and will begin receiving its share of earnings from the Cape Town, South Africa location which opened in June of 2011;

•
The Company is funding the initial formation of Chanticleer Dividend Fund, Inc. ("CDF"), including the registration of its common stock.  The Company expects to get most of its capital outlay back after the registration statement becomes effective and CDF begins raising funds; and

•
The Company has completed a registration statement on Form S-1 which was effective July 14, 2011, to register one Class A Warrant and one Class B Warrant for each share of the Company issued.  If all warrants are sold this would raise approximately $98,000, less legal costs.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Comparison of three months ended June 30, 2011 and 2010

Revenues amounted to $32,830 in the three months ended June 30, 2011, as compared to $42,921 in the year earlier period and is summarized as follows.

	2011	2010

HOA LLC acquisition	$-	$-
Investors II	-	11,171
Investors LLC	-	6,625
Total cash	-	17,796
HOA LLC consulting accrual	25,000	-
Investors II accrual	7,830	-
Efftec Internation shares for management fee	-	22,500
Amortization of deferred revenue	-	2,625
	$32,830	$42,921

The Company received cash of $17,796 during the three months ended June 30, 2010 and none in the three months ended June 30, 2011.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt, three months of which was accrued during the quarter ended June 30, 2011.  The Investors II accrual is for management services rendered to Investors II which is calculated based on fund performance and is paid after the end of each year.  The amortization of deferred revenue is the consulting and management fees received by the Company in the form of stock that is earned over an extended period, generally one year.

General and administrative expenses consisted of the following for the three months ended June 30, 2011 and 2010:

	2011	2010

Professional services and fees	$70,154	$53,486
Payroll	129,104	134,204
Travel and entertainment	17,384	9,087
Other	45,636	33,074

	$262,278	$229,851

Professional services and fees increased primarily due to retaining a PR firm.  Travel cost increases are primarily the result of increased travel associated with management services for HOA LLC.

Other income (expense) consists of the following for the three months ended June 30, 2011 and 2010.

	2011	2010

Realized gain from sale of investments	$361	$114,279
Equity in earnings of investments	6,461	9,456
Interest and other income	-	11,500
Interest expense	(3,927)	(62,672)
	$2,895	$72,563

The Company realized a gain of $361 from sales of DineOut shares during the 2011 quarter and realized a gain of $114,279 primarily from sales of DineOut shares during the 2010 quarter.

Equity in earnings of investments in 2011 and 2010 represents the Company's share of net profits from its investment in restaurants in South Africa.

Interest expense was higher during the 2010 quarter than the 2011 period, since convertible notes were all exchanged for our common stock on March 30, 2011.  Accordingly, interest expense is substantially lower after March 31, 2011.

Comparison of six months ended June 30, 2011 and 2010

Revenues amounted to $474,143 in the six months ended June 30, 2011, as compared to $71,254 in the year earlier period and is summarized as follows.

	2011	2010

HOA LLC acquisition	$400,000	$-
Investors II	-	11,171
Investors LLC	-	13,250
Total cash	400,000	24,421
HOA LLC consulting accrual	41,667	-
Investors II accrual	30,726	-
Efftec Internation shares for management fee	-	22,500
Amortization of deferred revenue	1,750	24,333
	$474,143	$71,254

The Company received cash of $400,000 and $24,421 during the three months ended June 30, 2011 and 2010, respectively.  The $400,000 received in 2011 was for services provided in completion of the purchase of HOA and TW by HOA LLC.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt, five months of which was accrued at June 30, 2011.  The Investors II accrual is for management services rendered to Investors II which is calculated based on fund performance and is paid after the end of each year.  The amortization of deferred revenue is the consulting and management fees received by the Company in the form of stock that is earned over an extended period, generally one year.

General and administrative expenses consisted of the following for the six months ended June 30, 2011 and 2010:

	2011	2010

Professional services and fees	$123,022	$89,467
Payroll	237,731	300,967
Travel and entertainment	30,570	21,830
Other	97,962	81,809

	$489,285	$494,073

Payroll costs decreased $63,236 (21%) primarily due to staff reductions after the first quarter of 2010 for personnel employed primarily to assist the Company in raising funds.  Professional services and fees increased $33,555 (38%) primarily due to retaining a PR firm.

Other income (expense) consists of the following for the six months ended June 30, 2011 and 2010.

	2011	2010

Realized gain from sale of investments	$19,991	$151,008
Other than temporary decline in available-for-sale securities	-	(40,386)
Equity in earnings of investments	11,564	21,253
Interest and other income	5,016	23,000
Interest expense	(22,686)	(76,974)
	$13,885	$77,901

The Company realized a gain of $19,991 from sales of DineOut shares during the 2011 period and realized a gain of $151,008 primarily from sales of DineOut shares during the 2010 period.

The Company recorded a loss from an other than temporary decline in its available-for-sale securities of $40,386 in the six months ended June 30, 2010.  The loss included $39,100 for Remodel Auction and $1,286 for Syzygy.

Equity in earnings of investments in 2011 and 2010 represents the Company's share of net profits from its investment in restaurants in South Africa.

Interest expense was higher during the 2010 period primarily due to the amortization of the beneficial conversion feature on new convertible notes of $35,248.  The convertible notes were all exchanged for our common stock on March 30, 2011.  Accordingly, interest expense should be substantially lower after March 31, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011.  Our management has determined that, as of June 30, 2011, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 2.1	Certificate of Merger of Tulvine Systems, Inc. and Chanticleer Holdings, Inc.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer