Form 10-Q
period 2011-09-30
Chanticleer Holdings, Inc.
filed 2011-11-14
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                                September 30, 2011

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of October 31, 2011, was 2,498,724 shares.

Chanticleer Holdings, Inc. and Subsidiaries

PART 1:  FINANCIAL INFORMATION
ITEM 1:  CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$223,857	$46,007
Accounts receivable	66,667	4,258
Due from related parties	75,106	84,269
Prepaid expenses	99,238	24,184
Total current assets	464,868	158,718
Property and equipment, net	17,990	25,563
Available-for-sale investments at fair value	105,618	352,500
Investments accounted for under the equity method	786,560	87,200
Investments accounted for under the cost method	766,598	766,598
Deposits	23,980	23,980
Total assets	$2,165,614	$1,414,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$191,821	$211,432
Accrued expenses	13,071	66,103
Notes payable and current portion of long-term debt	1,301,723	250,000
Deferred revenue	-	1,750
Due to related parties	44,053	116,349
Total current liabilities	1,550,668	645,634
Long-term debt, less current portion	238,026	686,500
Total liabilities	1,788,694	1,332,134
Commitments and contingencies

Stockholders' equity:
Common stock, $0.0001 par value. Authorized 200,000,000 shares; issued 3,011,954 and 2,571,918 shares and outstanding 2,498,724 and 2,048,688 shares at September 30, 2011 and at December 31, 2010, respectively	301	257
Additional paid in capital	6,436,348	5,456,067
Non-controlling interest	48,359	24,175
Other comprehensive income (loss)	(156,213)	68,027
Accumulated deficit	(5,425,455)	(4,929,418)
Less treasury stock, 513,230 shares and 523,230 shares at September 30, 2011 and December 31, 2010, respectively	(526,420)	(536,683)
Total stockholders' equity	376,920	82,425
Total liabilities and stockholders' equity	$2,165,614	$1,414,559

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Management and consulting revenue
Affiliate	$(30,726)	$9,250
Other	25,000	-
	(5,726)	9,250
Expenses:
General and administrative expense	280,446	163,177
	280,446	163,177
Loss from operations before income taxes	(286,172)	(153,927)
Income taxes	-	-
Loss from operations	(286,172)	(153,927)

Other income (expense)
Realized gain from sales of investments	-	(1,658)
Other than temporary decline in available-for-sale securities	(147,973)	-
Equity in earnings (losses) of investments	(20,820)	21,597
Interest and other income	-	11,500
Interest expense	(41,190)	(27,421)
Total other income (expense)	(209,983)	4,018
Net loss before non-controlling interest	(496,155)	(149,909)
Non-controlling interest	399	553
Net loss	(495,756)	(149,356)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(172,031)	(62,901)
Net comprehensive Income (loss)	$(667,787)	$(212,257)

Net loss per share, basic and diluted	$(0.20)	$(0.07)
Weighted average shares outstanding	2,477,759	2,009,272

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Management and consulting revenue
Affiliate	$1,750	$59,671
Other	466,667	20,833
	468,417	80,504
Expenses:
General and administrative expense	769,732	657,249
	769,732	657,249
Loss from operations before income taxes	(301,315)	(576,745)
Income taxes	-	-
Loss from operations	(301,315)	(576,745)

Other income (expense)
Realized gain from sales of investments	19,991	149,350
Other than temporary decline in available-for-sale securities	(147,973)	(40,386)
Equity in earnings (losses) of investments	(9,256)	42,850
Interest and other income	5,016	34,500
Interest expense	(63,876)	(104,396)
Total other income (expense)	(196,098)	81,918
Net loss before non-controlling interest	(497,413)	(494,827)
Non-controlling interest	1,376	430
Net loss	(496,037)	(494,397)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(224,240)	38,946
Net comprehensive loss	$(720,277)	$(455,451)

Net loss per share, basic and diluted	$(0.21)	$(0.25)
Weighted average shares outstanding	2,332,222	1,969,822

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net earnings (loss)	$(496,037)	$(494,397)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	147,973	40,386
Depreciation	7,573	8,281
Equity in (earnings) loss of investments	9,256	(42,850)
Beneficial conversion feature of convertible notes payable	-	49,994
Amortization to interest expense of value of warrants	12,588	-
Common stock issued for services	29,723	-
Investment received in exchange for management services	-	(33,000)
Realized (gains) losses from sales of investments	(19,991)	(149,350)
Bad debt expense	750	-
Non-controlling interest	(1,376)	(430)
Change in other assets and liabilities:
(Increase) decrease in accounts receivable	(62,410)	(2,482)
(Increase) decrease in prepaid expenses and other assets	(14,507)	2,500
Increase (decrease) in accounts payable and accrued expenses	(53,054)	44,163
Advances from (repayment to) related parties	(38,883)	3,174
Increase (decrease) in deferred revenue	(1,750)	(16,459)
Net cash used in operating activities	(480,145)	(590,470)
Cash flows from investing activities
Purchase of fixed assets	-	(3,628)
Purchase of investments	(877,228)	(26,334)
Purchase of treasury stock	-	(680)
Proceeds from sale of treasury stock	26,401	-
Distributions from equity investments	8,140	11,833
Proceeds from sale of investments	190,325	182,710
Net cash provided by (used in) operating activities	(652,362)	163,901
Cash flows from financing activities
Proceeds from sale of common stock warrants, net	20,608	-
Loan repayment	(5,251)	(4,500)
Loan proceeds	1,295,000	441,000
Net cash provided by financing activities	1,310,357	436,500
Net increase (decrease) in cash and cash equivalents	177,850	9,931
Cash and cash equivalents, beginning of period	46,007	2,374
Cash and cash equivalents, end of period	$223,857	$12,305
		(Continued)

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$85,176	$20,139
Income taxes	-	-

Non-cash investing and financing activities:
Investments received for management consulting contracts	-	33,000
Due to related party exchanged for convertible note payable	25,000	-
Convertible notes payable exchanged for common stock	711,500	-
Accrued interest exchanged for common stock	10,000	-
Common stock issued for loan from related party	-	58,790
Investment exchanged for another investment	-	124,573
Investment contributed by the Company's CEO	125,331	-
Common stock issued for prepaid consulting contract	44,850	10,000

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1:	NATURE OF BUSINESS

(1)
Organization – The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Chanticleer Advisors LLC (“Advisors”), Avenel Ventures LLC ("Ventures"), Avenel Financial Services LLC ("Financial"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. ("CHA"), Chanticleer Investment Partners, LLC ("CIP") and DineOut S.A. Ltd. ("DineOut") (Holdings owns 88.99% at September 30, 2011) (collectively the “Company”, "Companies," “we”, or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Holdings was organized October 21, 1999, under the laws of the State of Delaware.  On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. and on May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

 Information regarding the Company's subsidiaries is as follows:

•
Advisors was formed as a Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company (for additional information, see www.chanticleer advisors.com);

•	Ventures was formed as a Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•
CHL is wholly owned and was formed as a Limited Liability Company in Jersey on March 24, 2009 and now owns 100% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa.  CHL owned 50% of Hooters SA, GP until September 2011, when it acquired the remaining 50%;

•
DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to finance growth activity for the Company around the world.  DineOut's common stock is listed on the Frankfurt stock exchange.  As of September 30, 2011, the Company has sold 11.01% of its interest in DineOut;

•	CHA was formed on September 30, 2011 in Australia as a wholly-owned subsidiary to invest in Hooters Restaurants in Australia;

•
AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations.  AFS's business operation had never been activated and was discontinued in September 2011; and

•
CIP was formed as a North Carolina Limited Liability Company on September 20, 2011.  CIP has not commenced business at September 30, 2011.  The intended use of CIP will be to manage separate and customized investment accounts for investors.  The Company plans to register CIP as a registered investment advisor so that it can market openly to the public.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2010, which is included in the Company’s Form 10-K/A.

(3)
Going Concern - At September 30, 2011 and December 31, 2010, the Company had current assets of $464,868 and $158,718; current liabilities of $1,550,668 and $645,634; and a working capital deficit of $1,085,800 and $486,916, respectively.  The Company had a loss of $496,037 during the nine months ended September 30, 2011 and had an unrealized loss from available-for-sale securities of $224,240 resulting in a comprehensive loss of $720,277.

The Company's general and administrative expenses were $769,732 during the nine months ended September 30, 2011 as compared to $657,249 in the same period of 2010.  The Company expects its general and administrative cost to be approximately $250,000 for the remaining quarter of 2011.

As of September 30, 2011, the Company had raised the following amounts from limited partners and made its own LP contributions for its share of cost of the Durban and Johannesburg restaurants which opened in 2010 and the Cape Town restaurant which opened in June of 2011.  The Johannesburg and Cape Town restaurants are expected to require some additional funding to settle outstanding liabilities, but all are expected to operate with positive cash flow in the future.

	Durban	Johannesburg	Cape Town	Total

Other limited partners	$351,500	$412,500	$433,250	$1,197,250
Chanticleer LP interest	9,299	68,596	183,861	261,756
	$360,799	$481,096	$617,111	$1,459,006

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
During the quarter ended September 30, 2011, the Company executed a line of credit with its bank in the amount of $2,000,000 and at September 30, 2011 had borrowed $920,000.  This line of credit is planned to be used for the buy-out of the other GP in South Africa and for investments in other countries, as discussed elsewhere herein.  The Company plans to sell its common stock in the future with the intended use of the funds to repay existing loans and complete restaurant expansion plans;

•
The Company currently is receiving its share of earnings from the Durban and Johannesburg, South Africa restaurants which commenced operations in 2010 and will begin receiving its share of earnings from the Cape Town, South Africa location which opened in June of 2011;

•
The Company is funding the initial formation of Chanticleer Dividend Fund, Inc. ("CDF"), including the registration of its common stock.  The Company expects to get most of its capital outlay back after the registration statement becomes effective and CDF begins raising funds; and

•
The Company has completed a registration statement on Form S-1, which was declared effective on July 14, 2011, to register one Class A Warrant and one Class B Warrant for each share of the Company issued.  The Company raised $20,608, net of legal and professional fees from the sale of the warrants.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

(4)
Reclassifications - Certain reclassifications have been made in the financial statements at December 31, 2010 and for the periods ended September 30, 2010 to conform to the September 30, 2011 presentation.  The reclassifications had no effect on net earnings (loss).

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

(6)
New accounting pronouncements - There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  At October 31, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company when adopted.

NOTE 2:        INVESTMENTS

INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010.

	2011	2010
Trading securities:
Balance, beginning of year	$-	$-
Shares acquired from a related party	-	26,334
Cost of securities sold	-	(26,334)
Balance, end of period	$-	$-

Proceeds from sale of trading securities	$-	$32,917
Gain from sale of trading securities	$-	$6,583

	2011	2010
Available for sale securities:
Cost at beginning of year	$284,473	$167,286
Transfer from investments accounted for by the cost method	-	100,000
Contributed by the Company's CEO	125,331	-
Received as management fees	-	33,000
Acquired in exchange for DineOut shares	-	124,573
Impairment	(147,973)	-
Proceeds from sale of securities	-	(41,645)
Realized loss	-	(98,741)
Cost at end of period	261,831	284,473
Unrealized gain (loss)	(156,213)	68,027
Total	$105,618	$352,500

	2011	2010
Investments using the equity method:
Balance, beginning of year	$87,200	$82,500
Investments made	716,756	-
Equity in earnings (loss)	(9,256)	58,337
Sale of investment	-	(37,500)
Distributions received	(8,140)	(16,137)
Balance, end of period	$786,560	$87,200

	2011	2010
Investments at cost:
Balance, beginning of year	$766,598	$1,191,598
Impairment	-	(250,000)
Proceeds from sale of investment	-	(75,000)
Investment transferred to available-for-sale securities	-	(100,000)
Total	$766,598	$766,598

AVAILABLE-FOR-SALE SECURITIES

Our available-for-sale securities consist of the following:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Loss	Gains (Losses)	Value
September 30, 2011
Remodel Auction *	$900	$(900)	$-	$-
North American Energy	126,000	-	(98,000)	28,000
North American Energy *	10,500	-	(4,500)	6,000
North American Energy	125,331	-	(53,713)	71,618
Efftec International, Inc. *	22,500	(22,500)	-	-
Efftec International, Inc. (warrant) *	-	-	-	-
HiTech Stages	124,573	(124,573)	-	-
	$409,804	$(147,973)	$(156,213)	$105,618

December 31, 2010
Syzygy Entertainment, Ltd. *	$1,286	$(1,286)	$-	$-
Remodel Auction *	40,000	(39,100)	100	1,000
North American Energy	126,000	-	(98,000)	28,000
North American Energy *	10,500	-	(4,500)	6,000
Efftec International, Inc. *	22,500	-	22,500	45,000
Efftec International, Inc. (warrant) *	-	-	22,500	22,500
HiTech Stages	124,573	-	125,427	250,000
	$324,859	$(40,386)	$68,027	$352,500

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

The Company acquired 275,000 shares of HiTech in exchange for 150,450 shares of DineOut.  The transaction was initially recorded as an available-for-sale security at the average net sales price of DineOut shares of $124,573.  At December 31, 2010, HiTech closed on the Frankfurt Stock Exchange at €1.00 ($1.34).  Due to the start-up status of HiTech and limited trading volume, the Company valued its investment at $250,000 at December 31, 2010.  At September 30, 2011, the value of HiTech had dropped to near zero and the Company determined that its investment was permanently impaired.  Accordingly, the Company fully impaired its investment in HiTech.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade.  The Company initially classified the NAEY as a trading security when it was acquired based on the Company's intent to begin selling the shares before the end of 2009.  In November 2009 the Company decided that it would not sell the stock in the near term and determined that the investment should be reclassified as an available-for-sale security and classified as non-current, due to uncertainties about when it would be sold.  At the time of the decision to reclassify the investment as available-for-sale, the trading price and value were approximately equal to the cost.  Accordingly, upon the transfer at fair value, the shares were transferred at $126,000, the original cost to the Company.  At December 31, 2010, the stock had declined to $0.04 per share and the Company recorded an unrealized loss of $98,000, based on the Company's determination that the price decline was temporary.  At September 30, 2011, the Company valued the stock at $0.04 with an unrealized loss of $98,000.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services.  The shares were initially valued at $10,500, based on the trading price at the time.  At December 31, 2010, the Company recorded an unrealized loss of $4,500 based on the market value of $6,000.  At September 30, 2011, the Company recorded an unrealized loss of $4,500 based on a market value of $6,000.

During June 2011, the Company's CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time.  At June 30, 2011, the Company recorded an unrealized loss of $53,713 based on a market value of $71,618.  Mr. Pruitt did not receive additional compensation as a result of this transfer.

NAEY appointed a new management team in December 2010.  On October 31, 2011, NAEY announced it had agreed to purchase a number of onshore and offshore oil and gas fields from a private seller for $175 Million in cash, subject to certain purchase price adjustments at closing.  The acquisition is subject to due diligence, financing and other customary closing conditions.  Accordingly, the Company determined that the decline was temporary.

EffTec International, Inc. - Effective April 1, 2010, the Company's CEO became a director and the CEO of EffTec International, Inc.  The Company received 150,000 shares of EffTec and an option to acquire an additional 150,000 shares at $0.15 per share in exchange for the management services to be provided.  The shares were valued at $22,500 based on the trading price of EffTec at the date of the transaction.  At December 31, 2010, the shares were valued at $0.30 per share and the $22,500 increase in value plus the value of the option of $22,500 was included in accumulated other comprehensive income (loss).  At September 30, 2011 and immediately after, the value of the EffTec stock dropped to near zero.  The Company determined the reduction was other than temporary and impaired its investment to zero.

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

Remodel Auction Incorporated - Remodel Auction Incorporated was formed to launch and operate an online listing service for remodeling projects.  The Company received 167 shares of Remodel Auction common stock in exchange for providing management services for one year, effective January 1, 2009.  We valued our initial investment of 167 shares at 50% of the price Remodel was receiving from third parties for its stock, $125,000.  Remodel Auction began trading under the symbol REMD on August 10, 2009, and the Company received an additional 167 shares of Remodel common stock pursuant to its management agreement.  We recorded the additional 167 shares at the trading price of the stock on that date of $900 per share and recognized $150,000 in management income.  Remodel Auction began trading on the Pink Sheets, and the market price was readily determinable.  Therefore, the Company transferred this investment from investments accounted for by the cost method to available-for-sale securities.  The market value of Remodel Auction was approximately the same as the original cost at the time of the transfer.  Accordingly, the transfer was recorded at the original cost.  At December 31, 2009, the common stock had declined to $120 per share and the Company determined that the loss was other-than temporary and recorded a loss of $235,000 on its investment in Remodel Auction common stock.  During 2010, the Company recognized an additional impairment of $39,100.  At December 31, 2010, the Company valued its investment at $1,000 and recorded an unrealized gain of $100.  At September 30, 2011, the Company valued its investment at $0 and recorded an impairment loss for the remaining balance of $900.

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

As a result of the above transactions, the Company owns 642,814 shares of Syzygy with an original cost of $1,114,221 and a fair value as of September 30, 2011 and December 31, 2010 of $0.  The Company considers this decline in value to be other than temporary and has recognized an impairment loss for the full amount of the investment.

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

In the third quarter of 2011, the Company determined it would increase the direction of its business on the ownership and operation of Hooters franchises.  In this regard, the Company has made the following investments and is initially directing its efforts in the countries discussed below.

Equity investments consist of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Carrying value:
South Africa	$536,560	$87,200
Australia	250,000	-
	$786,560	$87,200

Hooters S.A., GP - The Company formed CHL to own the Company's 50% general partner ("GP") interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa.  During September 2011, the Company purchased the remaining 50% GP interest and now owns 100% of the GP interest.  The initial restaurant opened in December 2009 in Durban, South Africa and operations commenced in January 2010.  The second location opened in Johannesburg in June 2010 and a third location opened in Cape Town in June of 2011.  The Company owns the following interest before the acquisition and after the acquisition as of September 30, 2011.  After the LPs receive their investment back plus a 20% return, the LP interest will reduce to 20% and the GP interest will increase to 80% in each of these three restaurants.  After completing the acquisition and effective October 1, 2011, the Company formed a management company to operate the current South African Hooters locations.  We own 80% of the management company and key management company personnel own the remaining 20%.

	Before Acquisition			After Acquisition
	GP	LP	Total	GP	LP	Total

Durban	10.00%	1.17%	11.17%	20.00%	1.17%	21.17%

Johannesburg	10.00%	8.32%	18.32%	20.00%	24.70%	44.70%

Cape town	10.00%	15.85%	25.85%	20.00%	32.73%	52.73%

Activity from equity investments in South Africa during the nine months ended September 30, 2011 and 2010 (the restaurant in Australia is not scheduled to open until January 2012):

	2011	2010
Equity in earnings (loss):
Durban	(4,901)	21,023
Johannesburg	(9,933)	21,827
Cape Town	5,578	-
	$(9,256)	$42,850
Distributions:
Durban	6,248	11,834
Johannesburg	1,892	-
Cape Town	-	-
	$8,140	$11,834

The summarized financial data for our three restaurants in South Africa is as follows for the nine months ended September 30, 2011 and 2010.

	2011	2010

Revenues	$3,364,265	$2,696,902
Gross profit	2,122,073	1,715,081
Income from continuing operations	125,730	269,519
Net income	125,730	269,519

•
Chanticleer Holdings Australia Pty, Ltd ("CHA") - We are partnering with the current Hooters franchisee in Australia in a joint venture.  The first Hooters restaurant under this joint venture (which will be the third Hooters restaurant to be opened in Australia) is expected to open in January 2012 in Campbelltown, a suburb of Sydney and we will own a 49% interest.  We are in discussions to purchase from the same franchisee a partial interest in the first two existing Hooters locations in the Sydney area.  We have invested $250,000 as of September 30, 2011.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

Investments at cost consist of the following at September 30, 2011 and December 31, 2010.

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

The Company received $400,000 in January 2011 for services provided in completion of the purchase of HOA and TW by HOA LLC.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt.  We have accrued eight months of the consulting fee in the amount of $66,667 at September 30, 2011.

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

NOTE 3:	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	September 30,	December 31,
	2011	2010

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	$920,000	$-

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guarnateed by Mr. Pruitt	244,749	250,000

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities	375,000	-

10% convertible notes payable; interest payable quarterly; due January 4, 2010; converted into common stock at the rate of $1.75 per share on March 30, 2011	-	686,500
	1,539,749	936,500
Notes payable and current portion of long-term debt	1,301,723	250,000
Long-term debt, less current portion	$238,026	$686,500

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly.  In addition, the Company issued warrants to the shareholder, as described in Note 6.

During the three months ended March 31, 2011, the Company issued convertible notes payable with a total principal balance of $25,000 in exchange for an amount due a related party of $25,000.  The convertible notes included interest at 10% per annum, which was payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012.  The convertible notes were convertible into our common stock at the rate of $1.75 per share.  Convertible notes with a face value of $711,500 and accrued interest of $10,000 were converted into 412,286 shares of our common stock on March 30, 2011.

NOTE 4:	RELATED PARTY TRANSACTIONS

Due from related parties

The Company has earned income from and made advances to related parties.  The amounts owed to the Company at September 30, 2011 and December 31, 2010 is as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$6,035
Chanticleer Investors II, LLC	-	46,547
Chanticleer Dividend Fund, Inc.	74,281	30,937
Hoot SA II LLC	825	-
Other	-	750
	$75,106	$84,269

Due to related parties

The Company has received non-interest bearing loans and advances from related parties.  The amounts owed by the Company as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010

Avenel Financial Group, a company owned by Mr. Pruitt	13,849	46,349
Chanticleer Investors, LLC	4,045	-
Hoot SA I, LLC	15,409	-
Hoot SA III, LLC	-	70,000
Chanticleer Foundation	10,750	-
	$44,053	$116,349

$25,000 of the amount due Avenel Financial Group was exchanged for a convertible note payable effective January 1, 2011 and converted to common stock on March 30, 2011.

Management income from affiliates

The Company had management income from its affiliates in the nine months ended September 30, 2011 and 2010, as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$19,875
Chanticleer Investors II, LLC	-	11,171
North American Energy Resources, Inc.	1,750	6,125
Efftec International, Inc.	-	22,500
	$1,750	$59,671

Chanticleer Investors LLC

See Note 2.

Chanticleer Investors II LLC

The Company manages Investors II and earns management income based on a share of any increase in investment value on an annual basis.  At June 30, 2011, the Company had recorded revenue in the amount of $30,726 for management fees based on investment results for the six months ended June 30, 2011.  During the quarter ended September 30, 2011, the market experienced a significant decline and the losses in the fund exceeded the profits accrued at June 30, 2011.  Accordingly, the Company reversed the $30,726 in previously accrued revenue at September 30, 2011, resulting in negative revenue during the three months ended September 30, 2011 and no revenue for the nine months ended September 30, 211.  The 2010 amount was the amount earned in 2009 but not recorded until received in 2010.  See Note 2.

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

Chanticleer Foundation

A non-profit organization formed for charitable purposes.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

Lease

Effective August 1, 2009, the Company entered into an office lease agreement for its office with a term of one year and monthly lease payments of $2,100.  During the quarter ended September 30, 2011, the lease term expired and the Company is continuing to occupy the space on a month-to-month basis.

Hooters South Africa

On April 23, 2009, the Company's wholly owned subsidiary CHL through its 50% ownership of Chanticleer & Shaw Pty, Ltd. entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The current plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations effective January 1, 2010.  A location in Johannesburg opened in June 2010 and the third location opened in Cape Town during June of 2011.  A fourth location at Emperor's Palace Casino in Johannesburg is expected to open in January 2012.  Our total expected cost is $850,000.

During September 2011, the Company acquired the remaining 50% ownership of Chanticleer & Shaw Pty, Ltd. and now owns all of the GP interest and the LP interest listed in Note 2.

Hooters Australia

We are partnering with the current Hooters franchisee in a joint venture.  The first Hooters restaurant under this joint venture (which will be the third Hooters restaurant to be opened in Australia) is expected to open in January 2012 in Campbelltown, a suburb of Sydney and we will own a 49% interest.

At September 30, 2011, we have advanced $250,000 of our expected total cost of $650,000 for our share of the Campbelltown location cost.  We have agreed to participate in a second location in Australia under the same terms with an anticipated total cost for our share of $650,000.

NOTE 6:	STOCKHOLDERS' EQUITY

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 3,011,954 and 2,571,918 shares issued and 2,498,724 and 2,048,688 shares outstanding at September 30, 2011 and December 31, 2010, respectively.  There are no options outstanding.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders.  All share references have been adjusted as if the split occurred prior to all periods presented.

Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933.  The Registration Statement was declared effective on July 14, 2011 and registers one Class A Warrant and one Class B Warrant for each common share of the Company issued.  The warrants have a subscription price of $0.04 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $2.75 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $3.50.  The warrants have a five year life.  At September 30, 2011, the Company had issued 2,194,509 Class A and Class B warrants.  Proceeds from the offering are summarized as follows.

Proceeds from sales of Class A and Class B warrants	$87,780
Legal and professional fees incurred for offering	(67,172)
$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company's $2,000,000 line of credit discussed in Note 3.  The Class A Warrant is for 200,000 shares exercisable at $2.75 per share for 10 years and the Class B Warrant is for 250,000 shares exercisable at $3.50 per share for 10 years.  The warrants were valued using Black-Scholes at $906,351.  This amount will be amortized to interest expense over the ten year life of the warrants.  At September 30, 2011, interest expense includes $12,588 in amortization.

2011 Transactions

On March 30, 2011, the Company issued 412,286 shares of its common stock in exchange for convertible notes payable with a balance of $711,500 and accrued interest of $19,588.

On July 28, 2011, the Company issued 10,000 shares of its common stock in exchange for consulting services valued at $21,500.

On September 23, 2011, the Company issued 15,000 shares of its common stock in exchange for consulting services to be performed valued at $44,850.

On September 23, 2011, the Company issued 2,750 shares of its common stock in exchange for services performed and valued at $8,223.

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

NOTE 7:	SEGMENTS OF BUSINESS

The Company is organized into two segments as of September 30, 2011.

Management and consulting services ("Management")
The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors LLC and Investors II.

Operation of Hooters restaurants ("Restaurants")
Hooters South Africa - On April 23, 2009, the Company's wholly owned subsidiary CHL through its 50% ownership of Chanticleer & Shaw Pty, Ltd. entered into a franchise agreement with HOA to open and operate Hooters restaurants in the Republic of South Africa.  The current plan calls for four restaurants in the first phase with three additional locations to be added later.  The first restaurant opened in December 2009 in Durban and commenced operations effective January 1, 2010.  A location in Johannesburg opened in June 2010 and the third location opened in Cape Town during June of 2011.  A fourth location at Emperor's Palace Casino in Johannesburg is expected to open in January 2012.

During September 2011, the Company acquired the remaining 50% ownership of Chanticleer & Shaw Pty, Ltd. and now owns all of the GP interest and the LP interest listed in Note 2.

Hooters Australia - We are partnering with the current Hooters franchisee in a joint venture.  The first Hooters restaurant under this joint venture (which will be the third Hooters restaurant to be opened in Australia) is expected to open in January 2012 in Campbelltown, a suburb of Sydney and we will own a 49% interest.

Financial information regarding the Company's segments is as follows for the three months ended September 30, 2011 and 2010.

Three months ended September 30, 2011

	Management	Restaurants	Total

Revenues	$(5,726)	$-	$(5,726)

Interest expense	$41,190	$-	$41,190

Depreciation and amortization	$2,512	$-	$2,512

Profit (loss)	$(327,362)	$(20,820)	$(348,182)
Investments and other			(147,973)
			(496,155)
Non-controlling interest			399
			$(495,756)

Assets	$506,838	$786,560	$1,293,398
Investments			872,216
			$2,165,614

Liabilities	$1,071,938	$716,756	$1,788,694

Expenditures for non-current assets	$-	$-	$-

Three months ended September 30, 2010

	Management	Restaurants	Total

Revenues	$9,250	$-	$9,250

Interest expense	$27,422	$-	$27,422

Depreciation and amortization	$2,713	$-	$2,713

Profit (loss)	$(181,348)	$21,597	$(159,751)
Investments and other			9,842
			(149,909)
Non-controlling interest			553
			$(149,356)

Assets	$89,336	$76,016	$165,352
Investments			1,400,571
			$1,565,923

Liabilities	$1,118,615	$25,000	$1,143,615

Expenditures for non-current assets	$3,628	$-	$3,628

Financial information regarding the Company's segments is as follows for the nine months ended September 30, 2011 and 2010.

Nine months ended September 30, 2011

	Management	Restaurants	Total

Revenues	$468,417	$-	$468,417

Interest expense	$63,876	$-	$63,876

Depreciation and amortization	$7,573	$-	$7,573

Profit (loss)	$(365,191)	$(9,256)	$(374,447)
Investments and other			(122,966)
			(497,413)
Non-controlling interest			1,376
			$(496,037)

Nine months ended September 30, 2010

	Management	Restaurants	Total

Revenues	$80,504	$-	$80,504

Interest expense **	$104,396	$-	$104,396

Depreciation and amortization	$8,281	$-	$8,281

Profit (loss)	$(681,141)	$42,850	$(638,291)
Investments and other			143,464
			(494,827)
Non-controlling interest			430
			$(494,397)

** includes $49,994 fro the beneficial conversion feature of converetible notes payable.

NOTE 8:	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

September 30, 2011
Assets:
Available-for-sale securities	$105,618	$105,618	$-	$-

December 31, 2010
Assets:
Available-for-sale securities	$352,500	$101,500	$251,000	$-

At September 30, 2011 and December 31, 2010, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.  Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.  The Company recorded an other than temporary decline in available-for-sale securities in the amount of $147,973 at September 30, 2011.

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

Liquidity and capital resources

At September 30, 2011 and December 31, 2010, the Company had current assets of $464,868 and $158,718; current liabilities of $1,550,668 and $645,634; and a working capital deficit of $1,085,800 and $486,916, respectively.  The Company had a loss of $496,037 during the nine months ended September 30, 2011 and had an unrealized loss from available-for-sale securities of $224,240 resulting in a comprehensive loss of $720,277.

The Company's general and administrative expenses were $769,732 during the nine months ended September 30, 2011 as compared to $657,249 in the same period of 2010.  The Company expects its general and administrative cost to be approximately $250,000 for the remaining quarter of 2011.

As of September 30, 2011, the Company had raised the following amounts from limited partners and made its own LP contributions for its share of cost of the Durban and Johannesburg restaurants which opened in 2010 and the Cape Town restaurant which opened in June of 2011.  The Johannesburg and Cape Town restaurants are expected to require some additional funding to settle outstanding liabilities, but all are expected to operate with positive cash flow in the future.

	Durban	Johannesburg	Cape Town	Total

Other limited partners	$351,500	$412,500	$433,250	$1,197,250
Chanticleer LP interest	9,299	68,596	183,861	261,756
	$360,799	$481,096	$617,111	$1,459,006

The Company expects to meet its obligations in the next twelve months with some or all of the following:

•
During the quarter ended September 30, 2011, the Company executed a line of credit with its bank in the amount of $2,000,000 and at September 30, 2011 had borrowed $920,000.  This line of credit is planned to be used for the buy-out of the other GP in South Africa and for investments in other countries, as discussed elsewhere herein.  The Company is planning on completing an S-1 registration statement, with the intended use of the funds to repay existing loans and complete restaurant expansion plans;

•
The Company currently is receiving its share of earnings from the Durban and Johannesburg, South Africa restaurants which commenced operations in 2010 and will begin receiving its share of earnings from the Cape Town, South Africa location which opened in June of 2011;

•
The Company is funding the initial formation of Chanticleer Dividend Fund, Inc. ("CDF"), including the registration of its common stock.  The Company expects to get most of its capital outlay back after the registration statement becomes effective and CDF begins raising funds; and

•
The Company has completed a registration statement on Form S-1, which was declared effective on July 14, 2011, to register one Class A Warrant and one Class B Warrant for each share of the Company issued.  The Company raised $20,608, net of legal and professional fees from the sale of the warrants.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists.  These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Comparison of three months ended September 30, 2011 and 2010

Revenues amounted to ($5,726) in the three months ended September 30, 2011, as compared to $9,250 in the year earlier period and is summarized as follows.

	2011	2010

HOA LLC acquisition	$-	$-
Investors II	-	-
Investors LLC	-	6,625
Total cash	-	6,625
HOA LLC consulting accrual	25,000	-
Investors II accrual	(30,726)	-
Amortization of deferred revenue	-	2,625
	$(5,726)	$9,250

The Company received cash of $6,625 during the three months ended September 30, 2010 and none in the three months ended September 30, 2011.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt, three months of which was accrued during the quarter ended September 30, 2011.  The Investors II accrual is for management services rendered to Investors II which is calculated based on fund performance and is paid after the end of each year.  The market decline during the third quarter resulted in a year-to-date loss in the Investors II fund and the previous year-to-date management fee accrual was reversed.  The amortization of deferred revenue is the consulting and management fees received by the Company in the form of stock that is earned over an extended period, generally one year.

General and administrative expenses consisted of the following for the three months ended September 30, 2011 and 2010:

	2011	2010

Professional services and fees	$85,431	$30,350
Payroll	118,970	87,107
Travel and entertainment	21,482	5,337
Other	54,563	40,383

	$280,446	$163,177

Professional services and fees increased primarily due to retaining a PR firm.  Payroll increased $31,863 in 2011 as compared to 2010, primarily due to hiring two additional people in 2011, one of which was temporary and has now left the Company.  Travel cost increases are primarily the result of increased travel associated with management services for HOA LLC and the acquisitions completed during the quarter.

Other income (expense) consists of the following for the three months ended September 30, 2011 and 2010.

	2011	2010

Realized gain from sale of investments	$-	$(1,658)
Equity in earnings (losses) of investments	(20,820)	21,597
Other than temporary decline in available-for-sale securities	(147,973)	-
Interest and other income	-	11,500
Interest expense	(41,190)	(27,421)
	$(209,983)	$4,018

Equity in earnings (losses) of investments in 2011 and 2010 represents the Company's share of net earnings (losses) from its investment in restaurants in South Africa.  During the third quarter of 2011, the Company acquired the other 10% GP interest and took over operations of the restaurants.  A loss resulted during the quarter as a result of adjustments that were made when a number of obligations were discovered upon completion of an internal review.

The Company recorded an other than temporary decline in available-for-sale securities during the quarter ended September 30, 2011 in the amount of $147,973.

Interest and other income in 2010 included interest income from the Company's investment in Investors.  This investment was converted to an investment in common stock in January 2011.

Interest expense was higher during the 2011 quarter than the 2010 period, due to the amortization of the warrant value of $12,588 during the 2011 quarter.  The warrants were issued as a part of the fee paid to a shareholder for collateralizing the Company's $2,000,000 line of credit.

Comparison of nine months ended September 30, 2011 and 2010

Revenues amounted to $468,417 in the nine months ended September 30, 2011, as compared to $80,504 in the year earlier period and is summarized as follows.

	2011	2010

HOA LLC acquisition	$400,000	$-
Investors II	-	11,171
Investors LLC	-	19,875
Total cash	400,000	31,046
HOA LLC consulting accrual	66,667	-
Investors II accrual	-	-
Efftec International shares for management fee	-	22,500
Amortization of deferred revenue	1,750	26,958
	$468,417	$80,504

The Company received cash of $400,000 and $24,421 during the nine months ended September 30, 2011 and 2010, respectively.  The $400,000 received in 2011 was for services provided in completion of the purchase of HOA and TW by HOA LLC.  The Company has a consulting agreement with HOA LLC and is scheduled to receive $100,000 in January of each year for director and other services provided by Mr. Pruitt, eight months of which was accrued at September 30, 2011.  Investors II had negative fund performance on a year-to-date basis as noted in the discussion of the three months ended September 30, 2011 and the year-to-date accrual for management services rendered to Investors II was reversed.  The amortization of deferred revenue is the consulting and management fees received by the Company in the form of stock that is earned over an extended period, generally one year.

General and administrative expenses consisted of the following for the nine months ended September 30, 2011 and 2010:

	2011	2010

Professional services and fees	$214,645	$124,018
Payroll	356,701	388,074
Travel and entertainment	52,052	27,167
Other	146,333	117,990

	$769,731	$657,249

Professional services and fees increased $90,627 (73%) in 2011 from the 2010 amount, primarily due to retaining a PR firm and due to the additional legal services encountered with raising funds and acquisitions.  Payroll costs decreased $31,373 (8%) primarily due to staff reductions after the first quarter of 2010 for personnel employed primarily to assist the Company in raising funds.  Travel and entertainment costs increased primarily due to additional travel requirements for HOA LLC and due to travel associated with acquisitions.

Other income (expense) consists of the following for the nine months ended September 30, 2011 and 2010.

	2011	2010

Realized gain from sale of investments	$19,991	$149,350
Other than temporary decline in available-for-sale securities	(147,973)	(40,386)
Equity in earnings (losses) of investments	(9,256)	42,850
Interest and other income	5,016	34,500
Interest expense	(63,876)	(104,396)
	$(196,098)	$81,918

The Company realized a gain of $19,991 from sales of DineOut shares during the 2011 period and realized a gain of $149,350 primarily from sales of DineOut shares during the 2010 period.

The Company recorded a loss from an other than temporary decline in its available-for-sale securities of $147,973 and $40,386 in the nine months ended September 30, 2011 and 2010.  In 2011, the loss included $124,573 from HiTech Stages, $22,500 from EffTec International and $900 from Remodel Auction.  The loss in 2010 included $39,100 for Remodel Auction and $1,286 for Syzygy.

Equity in earnings (losses) of investments in 2011 and 2010 represents the Company's share of net earnings (losses) from its investment in restaurants in South Africa.  During the third quarter of 2011, the Company acquired the other 10% GP interest and took over operations of the restaurants.
A loss resulted during the quarter as a result of adjustments that were made when a number of obligations were discovered upon completion of an internal review.

Interest expense was higher during the 2010 period primarily due to the amortization of the beneficial conversion feature on new convertible notes of $49,994.  The convertible notes were all exchanged for our common stock on March 30, 2011.  The Company executed a line-of-credit with its bank in August 2011 and substantially increased debt to expand its investments in Hooters restaurants.  During the three months ended September 30, 2011, the Company recorded $12,588 in amortization of the value of warrants in interest expense.  The warrants were issued as a part of the fee paid to a shareholder for collateralizing the Company's $2,000,000 line of credit.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011.  Our management has determined that, as of September 30, 2011, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 27,750 shares of its common stock in exchange for services valued at $74,573.  The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

CHANTICLEER HOLDINGS, INC.

Date:	November 11, 2011	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer