Form 10-K
period 2011-12-31
Chanticleer Holdings, Inc.
filed 2012-04-06
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 000-29507

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11220 Elm Lane, Suite 203, Charlotte, NC 28277

(Address of principal executive offices) (Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.99 per share) (1,699,892 of 2,460,974 shares outstanding): $5,082,700 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 3,012,121 shares of common stock issued and 2,498,891 shares outstanding as of February 29, 2012.

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

GENERAL DEVELOPMENT OF BUSINESS

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut"), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”) and Crown Restaurants Kft. (“CRK”) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”).

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company (For additional information, see www.chanticleeradvisors.com.);

•	Ventures was formed as a wholly owned Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•	CHL was formed as a wholly owned Limited Liability Company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia;

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP has not commenced business at December 31, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company plans to register CIP as a registered investment advisor with the state of North Carolina so that it can market openly to the public;

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe for Hooters South African stores (the Company owns approximately 89% of DineOut at December 31, 2011;

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 80% and local management owns 20% at December 31, 2011;

•	DFLO was formed on August 16, 2011 in South Africa, is owned 90% by the Company and 10% by local investors at December 31, 2011 and owns the Hooters restaurant in Durban, South Africa;

•	TPL was formed on August 18, 2011in South Africa, is owned 95% by the Company and 5% by local investors at December 31, 2011 and owns the Hooters restaurant in Johannesburg, South Africa;

•	CPL was formed on August 29, 2011 in South Africa, is owned 100% by the Company at December 31, 2011 and owns the Hooters restaurant in Cape town, South Africa;

•	DLOG was formed on August 27, 2011 in South Africa, is owned 100% by the Company at December 31, 2011 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa;

•	CRK was formed on October 12, 2011 in Hungary, is owned 80% by the Company and 20% by a local investor at December 31, 2011 and is intended to own restaurants in Hungary and Poland; and

•	AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations. AFS's business operation was not activated and was discontinued in September 2011.

Information regarding the Company’s unconsolidated affiliates is as follows:

•	Investors LLC is a limited liability company formed in 2006 through which the Company raised $5,000,000 and began its relationship with Hooters of America, Inc. (“HOA”). Initially structured as a loan transaction, the loan was repaid in early 2011 and $3,550,000 was invested in HOA Holdings, LLC (“HOA LLC”). HOA LLC completed the acquisition of HOA and Texas Wings, Inc. (“TW”) in early 2011 and created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. Investors LLC owns approximately 3.1% of HOA LLC and the Company owns approximately 14% of Investors LLC.

•	Investors II is a fund with $2,650,660 in net assets at January 1, 2012, is managed by Advisors and receives performance fees.

•	Chanticleer Dividend Fund, Inc. (“CDF”) was formed on November 10, 2010 in Maryland. CDF filed a registration statement in January 2011 under Form N-2 with plans to register as a non-diversified, closed-end investment company. Advisors will have a role in management of CDF when its registration statement becomes effective.

•	Chanticleer Foundation, Inc. (“CF”) is a non-profit organization formed for charitable purposes. CF is controlled by its board, which consists of Mr. Pruitt, a director of the Company and an employee of the Company.

We have changed our focus recently from managing investments to owning and operating Hooters franchises internationally.  Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls.  The menu consists of spicy chicken wings, seafood, sandwiches and salads.  Each locations menu can vary with the tastes of the locality it is in.  Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 450 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets.

We expect to either own 100% of the Hooters franchise or partner with a local franchisee in the countries we target.   We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various international markets. We are focused on expanding our Hooters operations, and expect to use substantially all the net proceeds from the upcoming offering, in the following countries: South Africa, Brazil, Hungary, Australia and Europe.

Accordingly, we operate in two business segments, Hooters franchise restaurants and our continuing investment management and consulting services businesses.

South Africa

We currently have four Hooters locations in South Africa in Cape Town, Durban and Johannesburg (two locations), which are owned by four companies which we control.  In order to obtain investor funds to pay for the initial costs involved in commencing operations for each of the South Africa locations, we agreed to allocate a portion of the profits from each restaurant such that the investors in Cape Town, Durban, and the first Johannesburg location receive 80%, 60%, and 40%, respectively, of the net profits after taxation (the “SA Profits”) until they have received a return of their investment and a pre-tax annual compounded return on that investment of 20% (the “SA Return”).  Once the investors have received the SA Return, the investors are thereafter entitled to receive 20%, 15% and 10%, respectively, of the SA Profits.

We formed a management company to operate the current South African Hooters locations.  We own 80% of the management company, with two members of local management owning the remaining 20%.  The management company currently charges a management fee of 5% of net revenues to the Hooters locations in South Africa.

Other Countries

We are currently targeting the following countries for the opening of additional restaurants:

•	Brazil - we have acquired development rights for Hooters in five states of Brazil, which would include Rio de Janeiro. We will partner with the current local franchisee who owns the Hooters franchise rights in the state of Sao Paolo and we will own 60% of the entity holding the development rights and our local partner would own the remaining 40%.

•	Hungary - we have applied to HOA for franchise rights in Hungary, where we currently own 80% of the entity we anticipate will hold the franchise rights and our local partner owns the remaining 20%. We anticipate that we will contract with our local partner, who we believe is an experienced franchise restaurateur, to manage the day-to-day operations of the locations.

•	Australia - we have partnered with the current Hooters franchisee in a joint venture in which we own 49% and our partner 51%. The first Hooters restaurant under this joint venture (which would be the third Hooters restaurant currently open in Australia) opened in January 2012 in Campbelltown, a suburb of Sydney. We are in discussions to purchase from the same franchisee a partial interest in the first two existing Hooters locations in the Sydney area. We plan on opening our second jointly-owned Australian Hooters in the second quarter of 2012.

•	Europe – we have a non-binding letter of intent with a current franchisee to purchase 100% of an existing Hooters location.

Acquisition of Hooters Restaurants

Our trend toward focusing on Hooters arose when the Company and our partners completed the acquisition of HOA and TW in 2011.   Investors LLC and its three partners, H.I.G. Capital, KarpReilly, LLC and Kelly Hall, president of TW, the largest Hooters franchisee in the United States, combined to form HOA LLC which created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. The Company now owns approximately 14% of Investors LLC, and Investors LLC owns approximately 3% interest in HOA LLC.  As of December 31, 2011, the Company has not received any revenue from our equity interest in HOA LLC.

The Company received a payment of $400,000 at closing for its services and expense reimbursement in facilitating the acquisition of HOA and TW.  In addition, for a minimum of four years, the Company will receive annual payments of $100,000 due in January each year while Mr. Pruitt serves on its board.

Management and consulting services

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors LLC and Investors II, which are affiliates of the Company, and plans to provide services for CDF when it’s registration statement becomes effective. We will occasionally invest in other non-Hooters related opportunities when we believe this is in the best interests of the Company and its shareholders.

Corporate Information

Chanticleer Holdings, Inc. was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. The Company previously had limited operations and was considered a development stage company until July 2005. On April 25, 2005, the Company formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

Our principal executive offices are located at 11220 Elm Lane, Suite 203, Charlotte, NC  28277.   Our web site is www.chanticleerholdings.com.

EMPLOYEES

We had 95 (90 in South Africa) and 5 full-time employees at our U.S. office at December 31, 2011 and 2010, respectively.

Our employees are not represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

Item 1A:	Risk Factors

Not applicable.

Item 2:	Properties

Effective August 1, 2010, the Company renewed its office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC 28277. Since August 1, 2011, the lease has continued on a month-to-month basis.

The Company leases the land and building for our four restaurants in South Africa (three of which were open as of December 31, 2011 and one of which opened in February 2012) through our subsidiaries. The leases are for five year terms and include options to extend the terms. We lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

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

The market closing, high and low prices during the period ended March 23, 2012 and each quarter for the two years ended December 31, 2011, are as follows:

Quarter Ended	Closing	High	Low

Through March 23, 2012	$3.25	$3.70	$2.20

March 31, 2011	$3.20	$3.38	$2.12
June 30, 2011	2.99	3.20	2.09
September 30, 2011	3.25	3.25	2.15
December 31, 2011	3.70	5.00	2.75

March 31, 2010	$2.13	$2.13	$1.50
June 30, 2010	2.00	2.13	1.75
September 30, 2010	2.00	2.13	1.75
December 31, 2010	2.13	2.13	1.50

Number of Shareholders and Total Outstanding Shares

As of March 23, 2012 and December 31, 2011, there were 2,498,891 shares outstanding, 513,230 shares in treasury stock and a total of 3,012,121 shares issued, held by approximately 51 shareholders of record.

As of March 23, 2011, there were 2,571,918 shares of common stock issued and 2,048,688 shares of common stock outstanding after the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options and Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement was declared effective on July 14, 2011 and registered one Class A Warrant and one Class B Warrant for each common share of the Company issued. The warrants had a subscription price of $0.04 which entitled our shareholders to acquire one Class A Warrant, which entitled the holder to acquire one share of our common stock for $2.75, and one Class B Warrant, which entitled the holder to acquire one share of our common stock for $3.50. The warrants have a five year life. At December 31, 2011, the Company had issued and outstanding 2,194,509 Class A and Class B warrants. Proceeds from the offering are summarized as follows and are included in additional paid-in capital.

Proceeds from sales of Class A and Class B warrants	$87,780
Legal and professional fees incurred for the offering	(67,172)
Amount included in additional paid-in capital	$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company’s $2,000,000 line of credit. The first warrant is for 200,000 shares exercisable at $2.75 per share for 10 years and the second warrant is for 250,000 shares exercisable at $3.50 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At December 31, 2011, interest expense includes $35,247 in amortization.

On November 1, 2011, the Company entered into an investor relations consulting agreement. In addition to cash compensation the consultant is entitled to receive warrants for certain performance goals. These warrants will be accounted for when the goals are accomplished.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter. The Company issued 167 shares for $500 in cash during the fourth quarter of 2011. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Management’s Analysis of Business

We have changed our focus recently from managing investments to owning and operating Hooters franchises internationally.  Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls.  The menu consists of spicy chicken wings, seafood, sandwiches and salads.  Each locations menu can vary with the tastes of the locality it is in.  Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 450 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets.

We expect to either own 100% of the Hooters franchise or partner with a local franchisee in the countries we target.   We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various international markets. We are focused on expanding our Hooters operations, and expect to use substantially all the net proceeds from the upcoming offering, in South Africa, Brazil, Hungary, Australia and Europe.

Accordingly, we operate in two business segments; Hooters franchise restaurants and our legacy investment management and consulting services businesses.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

At December 31, 2011 and 2010, the Company had current assets of $623,681 and $158,718; current liabilities of $3,627,306 and $645,634; and a working capital deficit of $3,003,625 and $486,916, respectively. The Company incurred a loss of $1,103,390 during the year ended December 31, 2011 and had an unrealized loss from available-for-sale securities of $13,005 and foreign currency translation losses of $6,357, resulting in a comprehensive loss of $1,122,752.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011. In the fourth quarter of 2011, $64,000 was added when we began consolidating the South African operations. The Company expects costs to increase as we expand our footprint internationally in 2012. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at December 31, 2011 of $242,964 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at December 31, 2011 of $1,165,000 (total available $2,000,000) due on August 20, 2012. We also have convertible notes payable with certain investors with a balance at December 31, 2011 of $1,625,000 due in the second quarter of 2012. The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed, to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in 2012 with some or all of the following:

•	File an S-1 Registration during the second quarter of 2012, and, assuming it becomes effective, plans to raise up to $15,000,000 from the sale of common stock and warrant units;

•	The Company received $100,000 in January 2012 as a fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this fee for the next three years based on the current agreement;

•	Extend a portion of its existing line of credit;

•	Convert its convertible notes payable into common stock.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists. These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Evaluation of the amounts and certainty of cash flows:

The Company plans to use the funding from the S-1 Registration to complete its expansion plans in South Africa, Brazil, Australia, Hungary and Europe. The Company has used short-term financing to meet the preliminary requirements of its planned expansion, principally in South Africa and Australia. If the Company is unable to obtain the funding from the S-1 Registration, the Company would be required to limit its expansion plans. We would use limited partner funding and other sources of capital to the extent necessary to attempt to fund as much of the planned expansion as possible. There can be no assurance that any of this funding will be available when needed.

Cash requirements and capital expenditures:

In 2012, we expect to open one restaurant in each of the following countries – Australia (in addition to the one already opened in February 2012), Brazil, Hungary and South Africa. The Company expects the total cash requirements for these restaurants to be approximately $3.1 million, of which approximately $350,000 has been paid as of March 27, 2012.

In addition, we expect general and administrative expenses to be approximately $1.3-$1.4 million for 2012.

Discussion and analysis of known trends and uncertainties:

The World economy has been in a state of flux for some time with the debt problems of a number of countries in Europe, the recent recession in the United States, the significant increase to debt in the United States compounded by continuing to give away more than can reasonably be collected, the slowing economy in China and other factors. It is impossible to forecast what this will mean to our expansion plans in South Africa, Brazil, Australia, Poland and Hungary. We feel that we minimize our risks through investment in different geographical areas.

Expected changes in the mix and relative cost of capital resources:

Since the middle of 2010, the Company has utilized high cost capital to finance its international growth. The Company hopes to eliminate the majority of this debt with new equity and further, to use this equity to complete its expansion plans over the next two years.

Other prospective sources for and uses of cash:

If the Company is unable to obtain the funding from its Offering, it will seek other sources of interim funding to maintain its current operations and complete the restaurants already underway.

If the above events do not occur or the Company is unable to develop its business model, substantial doubt about the Company's ability to continue as a going concern exists.

RESULTS OF OPERATIONS

Revenue

Revenue amounted to $1,463,820 in 2011 and $136,301 in 2010. Cash revenues were $493,167 and $967,418 in 2011 from the management and restaurant businesses, respectively, and $84,218 in 2010 from the management business. The majority of our cash revenues in 2011 for the management business was from a fee of $400,000 received in January 2011 for our services in facilitating the acquisition of HOA and TW and of $91,667 of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.  In 2010 cash revenues were management fees from Investors LLC and Investors II. Non-cash revenues in 2011 and 2010 of $3,235 and $52,083, respectively were recognized from the receipt of securities for our services.

The fair value of the equity instruments for management fees received was determined based upon the stock prices as of the date we reached an agreement with the third party. The terms of the securities are not subject to adjustment after the measurement date. See Note 4 of the consolidated financial statements for details.

Restaurant cost of sales

Restaurant cost of sales totaled $360,810, or 37.3% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses totaled $483,946, or 50.0% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

General and Administrative Expense (“G&A”)

G&A amounted to $1,245,752 in 2011 and $935,110 in 2010. The more significant components of G&A are summarized as follows:

	2011	2010

Professional fees	$104,016	$106,594
Payroll and benefits	563,323	518,162
Consulting and investor relation fees	261,315	17,223
Travel and entertainment	84,767	42,950
Accounting and auditing	70,450	67,914
Director fees	-	42,500
Bad debt expense	750	24,907
Other G&A	161,131	114,860
	$1,245,752	$935,110

G&A costs are expected to increase in 2012 to $325-$350,000 per quarter, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Payroll and benefits increased $45,161 in 2011 from 2010 primarily from the addition of restaurant management personnel in the fourth quarter of 2011.

Consulting and investor relations fees increased $244,092 from 2011 to 2010 as the Company engaged experienced personnel to startup our European subsidiary and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $74,573 and $25,000 in 2011 and 2010, respectively.

Travel and entertainment increased $41,817 as Company personnel, primarily the CEO, traveled to increase our company awareness and lockdown financing and partners for the restaurant locales.

There were no director fees in 2011. Effective December 31, 2010, the Company issued 20,000 shares of its common stock to its outside directors for current and prior director fees. The stock was valued at $42,500 based on the closing price of the common stock on that date.

The Company recognized a bad debt in the amount of $750 in 2011 and $24,907 in 2010. The amount in 2010 was for prior management services of $24,000 and expense advances of $907 owed by Green St. Energy, Inc., a company for which the Company previously provided management services.

Asset Impairment

In 2010, the Company recorded an impairment of $250,000 for our equity interest in BreezePlay as a result of it not being able to raise sufficient capital to complete its business plan and substantially ceasing operation.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31, 2011 and 2010:

	2011	2010
Other income (expense):
Equity in earnings (losses) of investments	$(76,113)	$58,337
Realized gains from sale of investments	19,991	106,035
Interest expense	(180,825)	(140,016)
Interest income	4,541	46,000
Miscellaneous income	476	-
Other than temporary decline in available-for-sale securities	(147,973)	(40,386)
	$(379,903)	$29,970

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown and Hoot SA partnerships in 2011 of $66,857 and $9,256, respectively and income from the Hoot SA partnerships in 2010 of $58,337.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in 2011 from a gain on sales of DineOut and in 2010 from a gain on sales of DineOut of $157,807, a loss on sales of Vought Defense Systems of $58,355 and a gain on sales of Healthsport of $6,583.

Interest Expense

Interest expense increased in 2011 from 2010 primarily due to the addition in 2011 of a line of credit for $1,165,000 and convertible notes payable in the amount of $1,625,000, offset by the conversion of $686,500 of convertible notes payable from 2010.

Interest Income

Interest income in 2011 decreased $41,459 as 2011 includes earnings from Investors for one month, compared to 2010 which includes our earnings from Investors for the entire year.

Other than Temporary Decline in Available-for-Sale Securities

The Company determined that its investment in available-for-sale securities had an other than temporary decline in value and recorded a realized loss in the amount of $147,973 and $40,386 in 2011 and 2010, respectively. Valuations were determined based on the quoted market price for the stock when it was determined the decline was not temporary and the decline was recorded. In 2011, the Company recorded an impairment of $147,973 primarily related to the Company’s investment in HiTech Stages ($124,573) and Efftec International ($22,500). In 2010, the Company recorded an impairment of $40,386 primarily related to the Company’s investment in Remodel Auction ($39,100).

PROVISION FOR INCOME TAXES

The Company recorded income tax expense of $14,608 based on the net profit of one of our South African locations at a 28% corporate income tax rate.

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

Leases

Restaurant Operations lease certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. Accounting for leases involves significant management judgment.

Investments

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

The first step in the analysis is to determine if the security is impaired. All of our available-for-sale securities were listed and we use the closing market price and other factors to determine the amount of impairment if any. The second step, if there is an impairment, is to determine if the impairment is other than temporary. To determine if a decline in the value of an equity security is other than temporary and that a write-down of the carrying value is required, we considered the following:

•	The length of time and the extent to which the market value has been less than the cost;
•	The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or
•	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC 28277. Since August 1, 2011, the lease has continued at the same rate on a month-to-month basis.

The Company leases the land and building for our four restaurants in South Africa through our subsidiaries. The leases are for five year terms and include options to extend the terms. We lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations and commitments as of December 31, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$263,921	$20,250	$243,671	$-	$-
Operating Lease Obligations (2)	3,202,977	526,787	1,213,143	1,463,047
Purchase Obligations (3)	550,000	550,000	-	-	-
Total	$4,016,898	$1,097,037	$1,456,814	$1,463,047	$-

(1) Represents the outstanding principal amounts and interest on all our long-term debt.

(2) Represents operating lease commitments for our four Hooters restaurants in South Africa.

(3) Represents commitments for Hooters international restaurants in Australia

If the raise discussed in Note 14, Subsequent Events, is successful, the Company plans to commit approximately $4,500,000 in Brazil and $3,400,000 in South Africa for additional restaurant locations.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8:	Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

CREASON & ASSOCIATES, P.L.L.C.

7170 S. Braden Ave., Suite 100

Tulsa, Oklahoma 74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Chanticleer Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Kiarabrite (Pty) Ltd, Dimaflo (Pty) Ltd, Tundraspex (Pty) Ltd, Civisign (Pty) Ltd and Dimalogix (Pty) Ltd (collectively referred to as the South Africa Operations), wholly-owned and majority-owned subsidiaries, which statements reflect total assets and revenues constituting 72 percent and 66 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the South Africa Operations, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chanticleer Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Creason & Associates, P.L.L.C.

Tulsa, Oklahoma

April 3, 2012

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$151,928	$46,007
Accounts receivable	103,982	4,258
Inventory	59,266	-
Due from related parties	76,591	84,269
Prepaid expenses	231,914	24,184
TOTAL CURRENT ASSETS	623,681	158,718
Property and equipment, net	2,508,823	25,563
Intangible assets, net	470,164	-
Investments at fair value	318,353	352,500
Other investments	1,579,677	853,798
Deposits and other assets	3,980	23,980
TOTAL ASSETS	$5,504,678	$1,414,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,171,855	$250,000
Convertible notes payable	1,625,000	-
Accounts payable	267,475	211,432
Accrued expenses	21,521	66,103
Other current liabilities	496,643	1,750
Income taxes payable	14,608	-
Due to related parties	30,204	116,349
TOTAL CURRENT LIABILITIES	3,627,306	645,634
Long-term debt, less current maturities	236,109	686,500
TOTAL LIABILITIES	3,863,415	1,332,134
Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued 3,012,121 shares and 2,571,918 shares; and outstanding 2,498,891 and 2,048,688 shares at December 31, 2011 and 2010, respectively	301	257
Additional paid in capital	6,459,506	5,456,067
Other comprehensive income	48,665	68,027
Non-controlling interest	1,692,019	24,175
Accumulated deficit	(6,032,808)	(4,929,418)

Less treasury stock, 513,230 shares and 523,230 shares at December 31, 2011 and 2010, respectively	(526,420)	(536,683)
	1,641,263	82,425
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,504,678	$1,414,559

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenue:
Restaurant sales, net	$967,418	$-
Management fee income - non-affiliates	493,167	20,833
Management fee income - affiliates	3,235	115,468
Total revenue	1,463,820	136,301
Expenses:
Restaurant cost of sales	360,810	-
Restaurant operating expenses	483,946	-
General and administrative expense	1,245,752	935,110
Asset impairment	-	250,000
Depreciation and amortization	87,617	11,079
Total expenses	2,178,125	1,196,189
Loss from operations	(714,305)	(1,059,888)
Other income (expense)
Equity in earnings (losses) of investments	(76,113)	58,337
Realized gains from sales of investments	19,991	106,035
Interest income	4,541	46,000
Miscellaneous income	476	-
Interest expense	(180,825)	(140,016)
Other than temporary decline in available-for-sale securities	(147,973)	(40,386)
Total other income (expense)	(379,903)	29,970
Net loss before income taxes	(1,094,208)	(1,029,918)
Provision for income taxes	14,608	-
Net loss before non-controlling interest	(1,108,816)	(1,029,918)
Non-controlling interest	5,426	18,353
Net loss	(1,103,390)	(1,011,565)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(13,005)	152,027
Foreign translation losses	(6,357)	-
Other comprehensive loss	$(1,122,752)	$(859,538)

Net earnings (loss) per share, basic and diluted	$(0.47)	$(0.51)
Weighted average shares outstanding	2,370,036	1,990,462

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2011 and 2010

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, December 31, 2009	2,492,752	$250	$5,255,624	$(84,000)	$-	$(3,917,853)	$(536,003)	$718,018
Common stock issued for:
Consultants	15,572	1	24,999	-	-	-	-	25,000
Amounts due related party	33,594	3	58,787	-	-	-	-	58,790
Accounts payable	10,000	1	17,499	-	-	-	-	17,500
Director fees	20,000	2	42,498	-	-	-	-	42,500
Beneficial conversion feature of convertible notes payable	-	-	56,660	-	-	-	-	56,660
Available-for-sale securities	-	-	-	152,027	-	-	-	152,027
Purchase treasury stock	-	-	-	-	-	-	(680)	(680)
Non-controlling interest	-	-	-	-	42,528	-	-	42,528
Net loss	-	-	-	-	(18,353)	(1,011,565)	-	(1,029,918)

Balance, December 31, 2010	2,571,918	257	5,456,067	68,027	24,175	(4,929,418)	(536,683)	82,425
Common stock issued for:
Convertible notes payable and accrued interest	412,286	41	731,046	-	-	-	-	731,087
Services	27,750	3	74,570	-	-	-	-	74,573
Cash	167	-	500	-	-	-	-	500
Available-for-sale securities contributed by CEO	-	-	125,331	-	-	-	-	125,331
Warrants sold, net	-	-	20,608	-	-	-	-	20,608
Amortize warrants	-	-	35,247	-	-	-	-	35,247
Sell treasury stock	-	-	16,137	-	-	-	10,263	26,400
Available-for-sale securities	-	-	-	(13,005)	-	-	-	(13,005)
Non-controlling interest	-	-	-	-	1,673,270	-	-	1,673,270
Foreign translation loss	-	-	-	(6,357)	-	-	-	(6,357)
Net loss	-	-	-	-	(5,426)	(1,103,390)	-	(1,108,816)

Balance, December 31, 2011	3,012,121	$301	$6,459,506	$48,665	$1,692,019	$(6,032,808)	$(526,420)	$1,641,263

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(1,103,390)	$(1,011,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Other than temporary decline in value of available-for-sale securities	147,973	40,386
Bad debt expense - related party	750	24,907
Non-controlling interest	(5,426)	(18,353)
Consulting and other services rendered in exchange for investment securities	(1,500)	(33,000)
Depreciation and amortization	87,617	11,079
Equity in (earnings) loss of investments	76,113	(58,337)
Asset impairment	-	250,000
Common stock issued for services	74,573	49,375
(Gain) loss on sale of investments	(19,991)	(106,035)
Beneficial converstion feature of convertible notes payable	-	56,660
Amortization of warrants	35,247	-
(Increase) decrease in amounts due from affiliate	(54,217)	(46,547)
(Increase) decrease in accounts receivable	(73,830)	(4,258)
(Increase) decrease in prepaid expenses and other assets	(168,393)	-
(Increase) decrease inventory	5,988	-
Increase (decrease) in accounts payable and accrued expenses	(58,779)	89,807
Increase (decrease) in income taxes payable	14,608	-
Increase (decrease) in deferred revenue	(1,750)	(19,083)
Advance from related parties for working capital	-	14,650
Net cash used by operating activities	(1,044,407)	(760,314)

Cash flows from investing activities:
Proceeds from sale of investments	190,325	281,765
Investment distribution	8,140	16,137
Purchase of investments	(1,285,500)	(26,334)
Acquisition of subsidiaries	(205,000)	-
Purchase of property and equipment	(388,109)	(4,517)
Treasury stock proceeds (acquired)	26,400	(680)
Deposit made for investment	-	(20,000)
Net cash provided (used) by investing activities	(1,653,744)	246,371

Cash flows from financing activities:
Proceeds from sale of common stock	500	-
Proceeds from sale of common stock warrants, net	20,608	-
Loan proceeds	2,790,000	541,000
Loan repayment	(7,036)	(4,500)
Loans to related parties	-	(48,924)
Loan from related party	-	70,000
Net cash provided by financing activities	2,804,072	557,576
Net increase in cash and cash equivalents	105,921	43,633
Cash and cash equivalents, beginning of year	46,007	2,374
Cash and cash equivalents, end of year	$151,928	$46,007

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2011 and 2010

	2011	2010

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$98,837	$31,999
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for amounts due related party	$-	$58,790
Common stock issued for accounts payable	-	17,500
Reclassification of investment accounted for under the cost method as available-for-sale security	-	100,000
Due to related party exchanged for convertible note payable	25,000	-
Convertible notes payable exchanged for common stock	711,500	-
Accrued interest exchanged for common stock	10,000	-
Investment contributed byt the Company's CEO	125,331	-
Common stock issued for prepaid consulting contract	44,850	-
Acquisition of subsidiaries:
Current assets, excluding cash and cash equivalents	$93,638	-
Property and equipment and intangible assets	2,651,197	-
Total assets excluding cash and cash equivalents	2,744,835	-
Liabilities assumed	630,369	-
Non-controlling interest	1,647,710	-
Prior investment of the Company	261,756	-
	2,523,259	-
Purchase price, net assets acquired - cash paid	$205,000	-

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”) and Dimalogix (Pty) Ltd (“DLOG”) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”). All significant inter-company balances and transactions have been eliminated in consolidation.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company;

•	Ventures was formed as a wholly owned Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•	CHL was formed as a wholly owned Limited Liability Company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia;

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP has not commenced business at December 31, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company plans to register CIP as a registered investment advisor so that it can market openly to the public;

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe (the Company owns approximately 89% of DineOut at December 31, 2011);

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 80% and local management owns 20% at December 31, 2011;

•	DFLO was formed on August 16, 2011 in South Africa, is owned 90% by the Company and 10% by local investors at December 31, 2011, and owns the Hooters restaurant in Durban, South Africa;

•	TPL was formed on August 18, 2011in South Africa, is owned 95% by the Company and 5% by local investors at December 31, 2011, and owns the Hooters restaurant in Johannesburg, South Africa;

•	CPL was formed on August 29, 2011 in South Africa, is owned 100% by the Company at December 31, 2011 and owns the Hooters restaurant in Cape town, South Africa;

•	DLOG was formed on August 27, 2011 in South Africa, is owned 100% by the Company at December 31, 2011 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa; and

•	AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations. AFS's business operation was not activated and was discontinued in September 2011.

GOING CONCERN

At December 31, 2011 and 2010, the Company had current assets of $623,681 and $158,718; current liabilities of $3,627,306 and $645,634; and a working capital deficit of $3,003,625 and $486,916, respectively. The Company incurred a loss of $1,103,390 during the year ended December 31, 2011 and had an unrealized loss from available-for-sale securities of $13,005 and foreign currency translation losses of $6,357, resulting in a comprehensive loss of $1,122,752.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011. In the fourth quarter of 2011, $64,000 was added when we began consolidating the South African operations. The Company expects costs to increase as we expand our footprint internationally in 2012. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at December 31, 2011 of $242,964 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at December 31, 2011 of $1,165,000 (total available $2,000,000) due on August 20, 2012. We also have convertible notes payable with certain investors with a balance at December 31, 2011 of $1,625,000 due in the second quarter of 2012. The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed, to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in 2012 with some or all of the following:

•	File an S-1 Registration during the second quarter of 2012, and, assuming it becomes effective, plans to raise up to $15,000,000 from the sale of common stock and warrant units;

•	The Company received $100,000 in January 2012 as a fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this fee for the next three years based on the current agreement;

•	Extend a portion of its existing line of credit;

•	Convert its convertible notes payable into common stock.

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

revenue recognition

Restaurant Net Sales

We record revenue from restaurant sales at the time of sale, net of discounts. Sales revenues are presented net of sales and value added (VAT) taxes. Cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and excludes depreciation and amortization.

Management Fee Income

The Company receives revenue from management fees from both affiliated companies and non-affiliated companies. Our revenue recognition policy provides that revenue is generally realized or realizable and earned when all of the following criteria have been met:

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

The fair value of the equity instruments received was determined based upon the stock prices as of the date we reached an agreement with the third party and is not subject to adjustment after the measurement date.

ACCOUNTS RECEIVABLE

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. As of December 31, 2011 and December 31, 2010, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

OPERATING LEASES

The Company leases certain property under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the property or the grounds for build out.

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

fair value of financial instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, inventory, accounts payable, accrued expenses, other current liabilities, convertible notes payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2011 and 2010. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

InTANGIBLE ASSETS

Intangible assets are recorded for the initial franchise fees for our restaurants as well as certain costs capitalized upon startup of the restaurants. The Company amortizes these amounts over a 20 year periods, which is the life of the franchise agreement.

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

As of December 31, 2011 and 2010 the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax years are subject to federal and state tax examination.

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

As of December 31, 2011 and 2010, there were no options outstanding. See Note 9 regarding outstanding warrants.

EARNINGS (LOSS) PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2011 and 2010, there are no potentially dilutive shares outstanding. Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented.

FOREIGN CURRENCY TRANSLATION

Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. Most of our foreign operations use their local currency as the functional currency.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2010 and for the periods then ended to conform to the December 31, 2011 presentation. The reclassifications had no effect on net loss.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At March 30, 2012, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITION OF MAJORITY OWNED HOOTERS RESTAURANTS

Effective October 1, 2011, the Company acquired majority ownership of a management company and four Hooters restaurants in South Africa. Previously, the Company owned 50% of the restaurants but was not in control and these operations were accounted for using the equity method of accounting. New entities were formed for the operations and the Company’s ownership is as follows: KPL 80%, DFLO 90%, TPL 95%, CPL 100% and DLOG 100%. The restaurant owned by DFLO in Durban opened in January 2010, the restaurant owned by TPL in Johannesburg opened in June 2010 and the restaurant owned by CPL in Cape Town opened in June 2011. The restaurant owned by DLOG opened in February 2012.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of the South African operations beginning October 1, 2011. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. A summary of the estimated fair value of assets acquired and liabilities assumed in the acquisition follows:

Current assets, excluding cash and cash equivalents	$93,638
Property and equipment and intangible assets	2,651,197
Total assets excluding cash and cash equivalents	$2,744,835
Liabilities assumed	630,369
Non-controlling interest	1,647,710
Prior investment of the Company	261,756
Purchase price (net assets acquired)	$205,000
Cash paid	$205,000

Liabilities assumed includes $496,643 at December 31, 2011 and $524,832 at September 30, 2011 in bank debt of the prior entities which the Company has agreed to repay without interest upon completion of its new financing. The $496,643 at December 31, 2011 in included in other liabilities.

Unaudited pro forma results of operations for the two years ended December 31, 2011 and 2010, as if the Company had acquired majority ownership of the South African Hooters restaurants on January 1, 2010 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	2011	2010

Net revenues	$4,828,085	$4,078,964

Net earnings (loss)	$(971,811)	$(466,153)

Net earnings (loss) per share, basic and diluted	$(0.41)	$(0.23)

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT DECEMBER 31, 2011 AND 2010

	2011	2010

Available-for-sale investments at fair value	$318,353	$352,500
Trading securities	-	-
Total	$318,353	$352,500

TRADING SECURITIES:

The Company had no transactions in trading securities during 2011. The following table summarizes the activity during 2010.

2010

Balance, beginning of year	$-
Shares acquired from a related party	26,334
Cost of securities sold	(26,334)
Balance, end of year	$-

Proceeds from sale of trading securities	$32,917
Gain from sale of trading securities	$6,583

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2011	2010

Cost at beginning of year	$284,473	$167,286
Contributed to the Company by it's CEO	125,331	-
Transfer from investments accounted for by the cost method	-	100,000
Received as management fees	1,500	33,000
Acquired in exchange for DineOut shares	-	124,573
Proceeds from sale of securities	-	(41,645)
Realized loss from sale of securities	-	(58,355)
Other than temporary loss in available-for-sale securities	(147,973)	(40,386)
Cost at end of year	263,331	284,473
Unrealized gain (loss)	55,022	68,027
Total	$318,353	$352,500

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
December 31, 2011
Remodel Auction *	$-	$-	$-	$(900)	$-
North Carolina Natural Energy *	1,500	-	1,500	-	-
North American Energy	126,000	(42,000)	84,000	-	-
North American Energy *	10,500	7,500	18,000	-	-
North American Energy	125,331	89,522	214,853	-	-
Efftec International, Inc. *	-	-	-	(22,500)	-
HiTech Stages	-	-	-	(124,573)	-
	$263,331	$55,022	$318,353	$(147,973)	$-

December 31, 2010
Syzygy Entertainment, Ltd. *	$-	$-	$-	$(1,286)	$-
Remodel Auction *	900	100	1,000	(39,100)	-
North American Energy	126,000	(98,000)	28,000	-	-
North American Energy *	10,500	(4,500)	6,000	-	-
Efftec International, Inc. *	22,500	22,500	45,000	-	-
Efftec International, Inc. (warrant) *	-	22,500	22,500	-	-
Vought Defense System Corp.	-	-	-	-	(58,355)
HiTech Stages	124,573	125,427	250,000	-	-
	$284,473	$68,027	$352,500	$(40,386)	$(58,355)

* Investments acquired in exchange for management services.

Syzygy Entertainment, Ltd. (“Syzygy”) – During 2007, the Company acquired 342,814 shares of Syzygy for management services and Mr. Pruitt contributed an additional 300,000 shares to the Company. The shares had an initial cost of $1,114,221 which has now been fully impaired.

Remodel Auction Incorporated (“REMC”) – During 2009, the Company acquired 334 shares of REMC for management services with an initial cost of $275,000 which has now been fully impaired.

North Carolina Natural Energy, Inc. (“NCNE”) – NCNE is a successor to REMC whose business was discontinued. NCNE has plans to become involved in some form of natural energy. The Company received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011. The shares were valued at $1,500 based on NCNE’s valuation as a shell.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At December 31, 2011 and 2010, the stock was $0.12 and $0.04 per share and the Company recorded an unrealized loss of $42,000 and $98,000, respectively, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At December 31, 2010, the Company recorded an unrealized loss of $4,500 based on the market value of $6,000 at December 31, 2010. At December 31, 2011, the shares were valued at $18,000 and the Company recorded unrealized appreciation of $7,500.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At December 31, 2011, the Company recorded unrealized appreciation of $89,522 based on a market value of $214,853.

NAEY appointed a new management team in December 2010 and they are seeking acquisition opportunities for onshore and offshore oil and gas properties. Accordingly, the Company determined that any decline was temporary.

Vought Defense Systems Corp. (“VDSC”) – Initially the Company invested $100,000 for debt with a face value of $1,177,395 of Lifestyle Innovations, Inc. After VDSC was acquired by the company in 2010, we converted our debt into 449,959 shares of VDSC which were sold during 2010 for $41,645, resulting in a loss of $58,355.

EffTec International, Inc. - Effective April 1, 2010, the Company's CEO became a director and the CEO of EffTec International, Inc. The Company received 150,000 shares of EffTec and an option to acquire an additional 150,000 shares at $0.15 per share in exchange for the management services to be provided. The shares were valued at $22,500 based on the trading price of EffTec at the date of the transaction. At December 31, 2010, the shares were valued at $0.30 per share and the $22,500 increase in value plus the value of the option of $22,500 was included in accumulated other comprehensive income (loss). At September 30, 2011, the market value of the Efftec stock dropped to less than $0.01 per share and the Company determined the reduction was other than temporary and impaired its investment to zero.

EffTec developed an Internet-based chiller tool called EffTrack™ that: collects, stores and analyzes chiller operating data, calculates and trends chiller performance, diagnoses the cause of chiller inefficiencies, notifies plant contacts when problems occur, recommends corrective actions, measures the results of corrective actions and provides cost analysis of operational improvements.

HiTech Stages, Ltd. (“HiTech”) – The Company originally acquired 275,000 shares of HiTech in exchange for 150,450 shares of DineOut during the June 2010 quarter. HiTech was unable to raise sufficient capital to fund its business plan and the stock price dropped to near zero at September 30, 2011. The Company determined the decline was other than temporary and fully impaired its investment on September 30, 2011.

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT DECEMBER 31, 2011 AND 2010.

	2011	2010

Investments accounted for under the equity method	$813,079	$87,200
Investments accounted for under the cost method	766,598	766,598
Total	$1,579,677	$853,798

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2011	2010

Balance, beginning of year	$87,200	$82,500
Equity in earnings (loss)	(76,113)	58,337
New investments	810,133	-
Sale of investment	-	(37,500)
Distributions received	(8,141)	(16,137)
Balance, end of year	$813,079	$87,200

Equity investments consist of the following at December 31, 2011 and December 31, 2010:

32

	2011	2010
Carrying value:
Hoot SA I, II, III - South Africa	$140,803	$87,200
Hoot Campbelltown Pty. Ltd. (49%) - Australia	570,134	-
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	102,041	-
Brazil	101	-
	$813,079	$87,200

Equity in earnings (loss) and distributions from equity investments during the year ended December, 2011 and 2010 follows. The activity from the South African restaurants is through September 30, 2011 at which time the Company acquired majority ownership and began consolidating these operations.

	2011	2010
Equity in earnings (loss):
Hoot S.A. I, II, III	(9,256)	58,337
Hoot Campbelltown (49%)	(66,857)	-
	$(76,113)	$58,337
Distributions:
Hoot S.A. I, LLC (20%)	6,248	16,137
Hoot S.A. II, LLC (20%)	1,893	-
	$8,141	$16,137

The summarized financial data for the South African operations of which we owned 20% at December 31, 2010 follows. The Company acquired majority ownership effective September 30, 2011, accordingly, the amounts in 2011 are for only nine months. In addition, the restaurant at the Hoot Campbelltown location incurred a loss for certain pre-opening expenses before it opened in January 2012, our share of which is included above.

	2011	2010

Revenue	$3,364,265	$3,942,663
Gross profit	2,122,073	2,717,191
Income from continuing operations	131,949	545,412
Net income	131,949	545,412

The summarized balance sheets for the two locations in Australia of which we owned 49% at December 31, 2011 and the Hoot SA limited partnerships of which we owned 20% at December 31, 2010 follows:

	2011	2010
ASSETS
Current assets	$58,975	$101,900
Non-current assets	1,646,508	1,604,500
TOTAL ASSETS	$1,705,483	$1,706,400
LIABILITIES
Current liabilities	$76,035	$172,700
PARTNER'S EQUITY	1,629,448	1,533,700
TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,705,483	$1,706,400

Hooters S.A., GP - The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa. The initial restaurant opened in December 2009 in Durban, South Africa and operations commenced in January 2010. In the initial restaurant CHL had a 10% interest in restaurant cash flows until the limited partners receive payout and a 40% interest in restaurant cash flows after limited partner payout. The second location opened in Johannesburg in June 2010 and a third location opened in Cape Town in June of 2011 with similar structures. Effective September 30, 2011, the Company acquired majority control of the South African operations and began consolidating its operations on October 1, 2011.

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Capmbelltown, a suburb of Sydney, in January 2012. A second location, Hoot Surfers Paradise Pty. Ltd., is underway with plans to open in the second quarter of 2012.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

A summary of the activity in investments accounted for using the cost method follows.

	2011	2010
Investments at cost:
Balance, beginning of year	$766,598	$1,191,598
Impairment	-	(250,000)
Proceeds from sale of investment	-	(75,000)
Investment transferred to available-for-sale
securities	-	(100,000)
Total	$766,598	$766,598

Investments at cost consist of the following at December 31, 2011 and 2010:

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

EE Investors, LLC - On January 26, 2006, we acquired an investment in EE Investors, LLC with cash in the amount of $250,000. We acquired 1,205 units (3.378%) in EE Investors, LLC, whose sole asset is 40% of Edison Nation, LLC (formerly Bouncing Brain Productions, LLC). Edison Nation was formed to provide equity capital for new inventions and help bring them to market. The initial business plan included developing the products and working with manufacturers and marketing organizations to sell the products. This has evolved into a less hands-on program which involves selling products with patents to other larger companies and retaining royalties. Edison Nation has now reached cash flow break-even, and in addition has been retained by a number of companies for which they do product searches to supplement its business. Edison Nation plans to repay the majority of its debt in 2012 and expects to subsequently begin making distributions to its owners. Based on the current status of this investment, the Company does not consider the investment to be impaired.

Chanticleer Investors II - The Company paid $16,598 in professional services to form this partnership. Chanticleer Advisors, LLC acts as the managing general partner and receives a management fee based on a percentage of profits.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2011 and 2010:

	2011	2010

Office and computer equipment	$32,179	$29,371
Furniture and fixtures	67,794	47,686
Construction in progress	296,660	-
Restaurant furnishings and equipment	2,246,089	-
	2,642,722	77,057
Accumulated depreciation	(133,899)	(51,494)
	$2,508,823	$25,563

Construction in progress consists of costs incurred as of December 31, 2011 for our Emperor’s Palace location in Johannesburg, South Africa, which opened in February 2012. Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our three locations opened as of December 31, 2011.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net at December 31, 2011 consists of franchise fees for the Company’s South African restaurants of $475,376, less amortization of $5,212. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	December 31,	December 31,
	2011	2010

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	$1,165,000	$-

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	242,964	250,000

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities (currently approximately 544,000 shares)	1,625,000	-

10% convertible notes payable; interest payable quarterly; due January 4, 2012; converted into common stock at the rate of $1.75 per share on March 30, 2011	-	686,500
	3,032,964	936,500
Notes payable and current portion of long-term debt	2,796,855	250,000
Long-term debt, less current portion	$236,109	$686,500

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 9.

During the three months ended March 31, 2011, the Company issued convertible notes payable with a total principal balance of $25,000 in exchange for an amount due a related party of $25,000. The convertible notes included interest at 10% per annum, which was payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012. The convertible notes were convertible into our common stock at the rate of $1.75 per share. Convertible notes with a face value of $711,500 and accrued interest of $19,588 were converted into 412,286 shares of our common stock on March 30, 2011.

8.	INCOME TAXES

Income taxes charged to income were:

	2011	2010

Foreign - current	$14,608	$-

The amounts of U.S. and foreign income before income taxes, with a reconciliation of tax at the federal statutory rate (34%) with the provision for income taxes were:

	2011	2010

Loss (earnings) before income taxes:
United States	$965,303	$1,069,902
Foreign	123,479	(58,337)
	$1,088,782	$1,011,565
Computed "expected" income tax expense (benefit)	$(370,200)	$(343,900)
Foreign taxes below federal statutory rate	12,300	-
State income taxes, net of federal benefit	(43,600)	(40,500)
Travel, entertainment and other	4,008	10,100
Valuation allowance	412,100	374,300
Income tax expense (benefit)	$14,608	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax assets and liabilities at December 31, 2011 and 2010 were:

	2011	2010

Net operating loss carryforwards	$1,688,500	$1,381,600
Capital loss carryforwards	630,100	478,300
Investments	(86,700)	8,900
Foreign operations	49,000	-
Total deferred tax assets	2,280,900	1,868,800
Valuation allowance	(2,280,900)	(1,868,800)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $4,443,000 which will expire at various dates beginning in 2024 through 2031, if not utilized. The Company has a capital loss carryforward of $1,658,000 which expires between 2015 and0 2016 if not utilized. The tax basis of investments is less than their book cost by approximately $228,000.

9.	Stockholders’ Equity

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized and 3,012,121 and 2,571,918 shares issued and 2,498,891 and 2,048,688 shares outstanding at December 31, 2011 and 2010, respectively. There are no options outstanding.

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

On October 19, 2011, the Company issued 167 shares of its common stock in exchange for cash in the amount of $500.

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

Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement was declared effective on July 14, 2011 and registers one Class A Warrant and one Class B Warrant for each common share of the Company issued and outstanding. The warrants have a subscription price of $0.04 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $2.75 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $3.50. The warrants have a five year life. At December 31, 2011, the Company had issued 2,194,509 Class A and Class B warrants. Proceeds from the offering are summarized as follows.

Proceeds from sales of Class A and Class B warrants	$87,780
Legal and professional fees incurred for offering	(67,172)
$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company's $2,000,000 line of credit discussed in Note 7. The Class A Warrant is for 200,000 shares exercisable at $2.75 per share for 10 years and the Class B Warrant is for 250,000 shares exercisable at $3.50 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At December 31, 2011, additional paid-in capital and interest expense include $35,247 in amortization.

On November 1, 2011, the Company entered into an investor relations consulting agreement. In addition to cash compensation, the consultant is entitled to receive warrants for certain performance goals. These warrants will be accounted for when the goals are accomplished.

10.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2011 and 2010 are as follows:

	2011	2010

Hoot SA III, LLC	$-	$70,000
Hoot SA I, LLC	15,409	-
Chanticleer Foundation, Inc.	10,750	-
Chanticleer Investors, LLC	4,045	-
Avenel Financial Group	-	46,349
	$30,204	$116,349

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at December 31, 2011 and 2010 is as follows:

	2011	2010

Chanticleer Investors II, LLC	$1,485	$46,547
Chanticleer Investors, LLC	-	6,035
Chanticleer Dividend Fund, Inc.	74,281	30,937
Hoot SA II, LLC	825	-
Other	-	750
	$76,591	$84,269

Management income from affiliates

The Company had management income from its affiliates in 2011 and 2010, as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$26,500
Chanticleer Investors II, LLC	1,485	57,718
Efftec International, Inc.	-	22,500
North American Energy Resources, Inc.	1,750	8,750
	$3,235	$115,468

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). The Company received $26,500 in management income from Investors LLC in 2010, before the investment in HOA LLC was completed. There was no management income from Investors LLC in 2011.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $1,485 and $57,718 ($46,547 was collected March 15, 2011 and $11,171 was collected in 2010) in 2011 and 2010, respectively.

Chanticleer Dividend Fund, Inc. ("CDF")

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland. CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011. The Company, through Advisors, will have a role in management of CDF when its registration statement becomes effective.

Hoot SA, LLC; Hoot SA II, LLC; and Hoot SA III, LLC

The Hoot partnerships were formed to help finance the first three Hooters restaurants in South Africa.

Efftec International, Inc. ("Efftec")

The Company's CEO became CEO and the sole director of Efftec during 2010 and the Company received 150,000 common shares and an option to acquire 150,000 shares for management services. The shares and option were initially valued at $22,500, based on the trading price of Efftec at the time.

North American Energy Resources, Inc. ("NAEY")

The Company's CEO became CEO and a director of NAEY during 2010 and the Company received 150,000 common shares for management services. The shares were valued at $10,500, based on the trading price of NAEY at the time. The Company's CEO resigned as CEO of NAEY in December 2010 and remains a director. During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer.

Chanticleer Foundation, Inc.

Chanticleer Foundation, Inc. is a Donor-Advised Fund whose governing body consists of Mr. Pruitt, a director of the Company and an employee of the Company. The Foundation loaned the Company $10,750 during 2011.

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011.

Other

The Company acquired trading securities from a related party for $26,334 which were sold for $32,917 in 2010.

11.	SEGMENTS OF BUSINESS

The Company is organized into two segments as of the end of 2011 and 2010.

Management and consulting services ("Management")

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded. The Company also provides management and investment services for Investors LLC, Investors II and other unaffiliated companies.

Operation of restaurants ("Restaurants")

At December 31, 2011, the Company has majority ownership of four restaurants and a management company in South Africa. Three of the restaurants and the management company were operating at December 31, 2011 and the fourth restaurant opened in February 2012. Majority ownership was acquired effective September 30, 2011 and these operations are consolidated with the Company’s other operations since that date. At December 31, 2011, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open in the second quarter of 2012. The operations in Australia will be accounted for using the equity method. The Company has also begun activity in Hungary, Brazil and Europe, but has not finalized any arrangement.

Financial information regarding the Company's segments is as follows for 2011 and 2010.

Year ended December 31, 2011

	Management	Restaurants	Total

Revenues	$496,402	$967,418	$1,463,820

Interest expense	$118,995	$61,830	$180,825

Depreciation and amortization	$8,013	$79,604	$87,617

Profit (loss)	$(1,004,157)	$(104,659)	$(1,108,816)
Investments and other			-
Non-controlling interest			5,426
			$(1,103,390)

Assets	$471,701	$3,948,026	$4,419,727
Investments			1,084,951
			$5,504,678

Liabilities	$3,522,775	$340,640	$3,863,415

Expenditures for non-current assets	$2,807	$385,302	$388,109

Year ended December 31, 2010

	Management	Restaurants	Total

Revenues	$136,301	$-	$136,301

Interest expense	$140,016	$-	$140,016

Depreciation and amortization	$11,079	$-	$11,079

Profit (loss)	$(949,904)	$58,337	$(891,567)
Investments and other			(138,351)
Non-controlling interest			18,353
			$(1,011,565)

Assets	$208,261	$87,200	$295,461
Investments			1,119,098
			$1,414,559

Liabilities	$1,332,134	$-	$1,332,134

Expenditures for non-current assets	$4,517	$-	$4,517

The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

Revenue:	2011	2010
United States	$496,402	$136,301
South Africa	967,418	-
	$1,463,820	$136,301

Long-lived assets, end of year:	2011	2010
United States	$1,109,288	$1,168,641
South Africa	3,112,783	87,200
Australia	672,175	-
Brazil	101	-
	$4,894,347	$1,255,841

The Company used multiple foreign currency exchange rates during the periods presented. For South Africa, for the Statements of Operations we used average rates for the period ranging from 7.94-8.17 Rands per USD, and for the Balance Sheet current assets and liabilities were at 8.12 and non-current assets and liabilities ranging from 6.93-8.07. For Australia, for the Statement of Operations we used an average rate of 1.02 USD per AUD and for the balance sheet we used 1.06 for current assets and liabilities, and 1.02 for non-current assets and liabilities.

12.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis.

The Company leases the land and buildings for its four restaurants in South Africa through its subsidiaries. The leases are for five year terms and include options to extend the terms. We lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Rent obligations for our four restaurants are presented below:

2012	$526,787
2013	578,252
2014	634,891
2015	697,223
thereafter	765,824
Totals	$3,202,977

Rent expense for the years ended December 31, 2011 and December 31, 2010 was $126,909 and $25,200, respectively. Rent expense for the year ended December 31, 2011 for the South African restaurants was $97,691, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the year ended December 31, 2011 for the management segment was $29,218, and is included in the “General and administrative expense” of the Consolidated Statement of Operations. Rent expense for the year ended December 31, 2010 was all for the management segment.

13.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Assets:
Available-for-sale securities	$318,353	$316,853	$1,500	$-

December 31, 2010
Assets:
Available-for-sale securities	$352,500	$101,500	$251,000	$-

At December 31, 2011 and 2010, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

The Company does not have any investments that are measured on a recurring basis using Level 3 inputs.

Certain assets are not carried at fair value on a recurring basis, including investments accounted for under the equity and cost methods. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

In 2010, the Company considered a cost basis investment to be impaired and recognized an impairment loss of $250,000 in the consolidated statement of operations. This impairment was determined using Level 3 inputs to determine the estimated fair value, which was determined to be less than the recorded amounts.

See Note 4 for further details of the Company's investments.

14.	SUBSEQUENT EVENTS

CONVERTIBLE NOTES PAYABLE

On January 5, 2012, March 15, 2012 and March 29, 2012, the Company received an additional $100,000, $135,000 and $865,000, respectively, of convertible debt, bringing the total to $2,725,000.

EQUITY RAISE

On February 22, 2012, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement, when effective, would seek to raise $15 million with the issuance of 5 million units consisting of Common Stock shares at $3.00 per share and five year warrants at $3.25 per share.

NEW HOOTERS DEVELOPMENT RIGHTS

On March 15, 2012, the Company announced it had secured exclusive rights to operate Hooters restaurants in 3 of the most populated states of Brazil. The Company has partnered with the Nash Group, an established restaurant operating company, forming a joint venture company Chanticleer & Nash Brasil Foods Participações Ltda. ("CNBF"), where Chanticleer will own 60% of the operating entity. The group expects to open its first restaurant in the 3rd quarter 2012. The franchise agreement, signed with CNBF and Hooters of America on March 13, 2012, provides CNBF exclusive rights to open and operate Hooters restaurants in 3 states, including Rio de Janeiro, Minas Gerais and Espirito Santo, over the next 20 years.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Our management has determined that, as of December 31, 2011, the Company's disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2011.

Item 9B:           Other Information

Not applicable.

PART III

Item 10:           Directors, Executive Officers AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2011; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Each Director and Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has five Directors.

NAME	AGE	POSITION

Michael D. Pruitt	51	President, CEO and Director since June 2005

Michael Carroll	63	Independent Director since June 2005

Brian Corbman	36	Independent Director since August 2005

Paul I. Moskowitz	55	Independent Director since April 2007

Keith Johnson	54	Independent Director since November 2009

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

Keith Johnson

Mr. Johnson currently serves as President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc. Prior to that he was the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina, from 2004 until May 2010. Mr. Johnson served as Executive Vice President and Chief Financial Officer of The Telemetry Company in Dallas, Texas (1997-2004), Senior Vice President - Finance and Administration of Brinks Home Security in Dallas, Texas (1995-1997), and Chief Financial Officer of BAX Global in London, England (1992-1995). Mr. Johnson has a BS in accounting from Fairfield University in Fairfield, Connecticut.

We believe that each of our directors’ experience in business and financial matters qualifies them to serve as one of our directors.

Audit Committee

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

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of reports furnished to us, each of the Directors, Officers and 10% Shareholders timely filed any required Form 4’s during fiscal 2011.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics which was effective May 23, 2005, which was filed as Exhibit 14 to the Company’s Form 10-K/A dated December 31, 2007. A copy of this document is available on our website at www.chanticleerholdings.com, free of charge, under the Corporate Governance Investors section.

NOMINATING COMMITTEE

We do not currently have a standing nominating committee, or a committee performing similar functions. The full Board of Directors currently serves this function.

Item 11:           Executive Compensation

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

a.           Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the two years ended December 31, 2011.

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Total

Michael D. Pruitt (CEO since	2011	$168,000	$-	$168,000
June 2005)	2010	$154,000	$-	$154,000

Required columns for stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

b.           Compensation of directors

The Company did not compensate its directors in 2011.

The Company intends to pay its Executives and Directors salaries, wages or fees commensurate with experience and industry standards in relationship to the success of the Company.

Item 12:           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 29, 2012, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 29, 2012, there were 3,012,121 shares of our common stock issued and 2,498,891 shares of our common stock outstanding. The calculations below are based on the number of shares issued, which includes treasury stock of 513,230 shares. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Sandor Capital Master Fund LP (1)	298,200	9.9%

Common	Robert B. Prag (2)	298,200	9.9%

(1)	John S. Lemak has investment and voting control over the securities held by Sandor Capital Master Fund LP. Sandor maintains principal offices at 2828 Routh Street, Suite 500, Dallas, TX 75201. The amounts set forth in the table include 174,772 shares of common stock owned by Sandor, 24,700 shares of common stock owned by John S. Lemak and 98,728 shares of common stock underlying Class A Warrants owned by Sandor. The amounts set forth in the table exclude additional shares underlying Class A Warrants and Class B Warrants owned by Sandor and John S. Lemak, which warrants limit exercise to that number of shares that, when aggregated with the holder’s existing ownership of the Company’s common stock, would result in such holder, together with related persons or entities, owning more than 9.9% of the Company’s issued and outstanding common stock. This information is based solely on information in Schedule 13G.
(2)	Mr. Prag's address is 2455 El Amigo Road, Del Mar, CA 92014. The amounts set forth in the table include 152,000 shares of common stock owned by Mr. Prag, 28,000 shares of common stock owned by Del Mar Consulting Group, Inc. Retirement Plan Trust 9with respect to which Mr. Prag serves as Trustee), and 115,000 shares of common stock underlying Class A Warrants and Class B Warrants owned by Mr. Prag and Del Mar Consulting Group, Inc. Retirement Plan Trust, which warrants limit exercise to that number of shares that, when aggregated with the holder’s existing ownership of the Company’s common stock, would result in such holder, together with related persons or entities, owning more than 9.9% of the Company’s issued and outstanding common stock. This information is based solely on information in Schedule 13G.

Security Ownership of Management

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 29, 2012, the most recent practicable date. As of February 29, 2012, there were 3,012,121 shares of our common stock issued and 2,498,891 shares of our common stock outstanding. The calculations below are based on the number of shares issued, which includes treasury stock of 513,230 shares. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Michael D. Pruitt (1)	404,610	13.4%
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Michael Carroll (2)	33,000	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Paul I. Moskowitz (2)	18,600	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Brian Corbman (2)	33,100	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Keith Johnson (2)	6,000	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	All officers and directors as a	495,310	16.1%
	Group (5 persons)

* Less than 1%.

(1)	Includes 62,680 shares of common stock held by Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt. The amounts set forth in the table exclude additional shares underlying Class A Warrants and Class B Warrants owned by Mr. Pruitt and Avenel Financial Group, Inc., which warrants limit exercise to that number of shares that, when aggregated with the holder’s existing ownership of the Company’s common stock, would result in such holder, together with related persons or entities, owning more than 9.9% of the Company’s issued and outstanding common stock.
(2)	Includes Class A and Class B warrants as follows.

	Shares	Class A	Class B
	Owned	Warrants	Warrants	Total

Michael Carroll	11,000	11,000	11,000	33,000
Brian Corbman	11,100	11,000	11,000	33,100
Paul I. Moskowitz	6,200	6,200	6,200	18,600
Keith Johnson	2,000	2,000	2,000	6,000

Equity Compensation Plan Information

We do not currently have an equity compensation plan.

Item 13:    Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2011 and 2010 are as follows:

50

	2011	2010

Hoot SA III, LLC	$-	$70,000
Hoot SA I, LLC	15,409	-
Chanticleer Foundation	10,750	-
Chanticleer Investors, LLC	4,045	-
Avenel Financial Group	-	46,349
	$30,204	$116,349

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at December 31, 2011 and 2010 is as follows:

	2011	2010

Chanticleer Investors II, LLC	$1,485	$46,547
Chanticleer Investors, LLC	-	6,035
Chanticleer Dividend Fund, Inc.	74,281	30,937
Hoot SA II, LLC	825	-
Other	-	750
	$76,591	$84,269

Management income from affiliates

The Company had management income from its affiliates in 2011 and 2010, as follows:

	2011	2010

Chanticleer Investors, LLC	$-	$26,500
Chanticleer Investors II, LLC	1,485	57,718
Efftec International, Inc.	-	22,500
North American Energy Resources, Inc.	1,750	8,750
	$3,235	$115,468

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). The Company received $26,500 in management income from Investors LLC in 2010, before the investment in HOA LLC was completed. There was no management income from Investors LLC in 2011.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $1,485 and $57,718 ($46,547 was collected March 15, 2011 and $11,171 was collected in 2010) in 2011 and 2010, respectively.

Chanticleer Dividend Fund, Inc. ("CDF")

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland. CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011. The Company, through Advisors, will have a role in management of CDF when its registration statement becomes effective.

Hoot SA, LLC; Hoot SA II, LLC; and Hoot SA III, LLC

The Hoot partnerships were formed to help finance the first three Hooters restaurants in South Africa.

Efftec International, Inc. ("Efftec")

The Company's CEO became CEO and the sole director of Efftec during 2010 and the Company received 150,000 common shares and an option to acquire 150,000 shares for management services. The shares and option were initially valued at $22,500, based on the trading price of Efftec at the time.

North American Energy Resources, Inc. ("NAEY")

The Company's CEO became CEO and a director of NAEY during 2010 and the Company received 150,000 common shares for management services. The shares were valued at $10,500, based on the trading price of NAEY at the time. The Company's CEO resigned as CEO of NAEY in December 2010 and remains a director.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At December 31, 2011, the Company recorded unrealized appreciation of $89,522 based on a market value of $214,853.

Chanticleer Foundation, Inc.

Chanticleer Foundation, Inc. is a Donor-Advised Fund whose governing body consists of Mr. Pruitt, a director of the Company and an employee of the Company. The Foundation loaned the Company $10,750 during 2011.

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011.

Other

The Company acquired trading securities from a related party for $26,334 which were sold for $32,917 in 2010.

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

Item 14:           Principal Accountant Fees and Services

AUDIT FEES: For the fiscal years ended December 31, 2011 and 2010, Creason & Associates, P.L.L.C. billed the Company for services rendered through March 16, 2012, for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC as follows (the 2011 period will not include all billings for the audit):

52

	2011	2010

Audit and review services	$53,000	$48,500

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

The Audit Committee reviews, and in its sole discretion pre-approves, our independent registered public accounting firm’s annual engagement letter, including proposed fees and all audit and non-audit services provide by the independent registered public accounting firm. All services described above were pre-approved by our Audit Committee. The Board may not engage the independent registered public accounting firm to perform non-audit services proscribed by law or regulation.

Part IV

Item 15:           Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this report:

1.     Financial Statements – The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2011 and 2010
•	Consolidated Statements of Operations – For the years ended December 31, 2011 and 2010
•	Consolidated Statements of Stockholders’ Equity at December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2011 and 2010
•	Notes to the Consolidated Financial Statements

2.     Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.     Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit                            Description

3.1(a)            Certificate of Incorporation (2)

3.1(b)            Certificate of Merger, filed May 2, 2005 (3)

3.1(c)            Certificate of Amendment, filed July 16, 2008

3.1(d)            Certificate of Amendment, filed March 18, 2011 (4)

3.2                 Bylaws (2)

4.1                 Form of Common Stock Certificate (5)

4.2                 Form of Unit Certificate (1)

4.3                 Form of Warrant Certificate (1)

4.4                 Form of Warrant Agreement (1)

4.5                 Form of Representative’s Warrant (1)

10.1               Revolving Credit Facility dated August 10, 2011 between the Company and Paragon Commercial Bank (5)

10.2               Form of Franchise Agreement between the Company and Hooters of America, LLC (5)

21                  Subsidiaries

31.1                             Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1                             Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 3, 2012.
(2)	Incorporated by reference to the Registration Statement on Form 10-SB filed on February 15, 2000.
(3)	Incorporated by reference from Exhibit 2.1 to the Quarterly Report on Form 10-Q, filed August 15, 2011.
(4)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed on March 18, 2011.
(5)	Incorporated by reference to the Registration Statement on Form S-1 filed on December 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 4, 2012.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman,
Chief Executive Officer,
Chief Financial Officer, and Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 4, 2012	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	Chief Financial Officer, and Principal	Michael D. Pruitt
Accounting Officer

April 4, 2012	Director	/s/ Michael Carroll
Michael Carroll

April 4, 2012	Director	/s/ Brian Corbman
Brian Corbman

April 4, 2012	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

April 4, 2012	Director	/s/ Keith Johnson
Keith Johnson

