Form 10-Q
period 2012-03-31
Chanticleer Holdings, Inc.
filed 2012-05-15
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                       March 31, 2012

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of April 30, 2012, was 2,498,891 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$182,240	$151,928
Accounts receivable	29,688	103,982
Inventory	119,903	59,266
Due from related parties	77,679	76,591
Prepaid expenses	227,248	231,914
TOTAL CURRENT ASSETS	636,758	623,681
Property and equipment, net	2,746,611	2,508,823
Intangible assets, net	776,415	470,164
Investments at fair value	212,735	318,353
Other investments	1,707,545	1,579,677
Deposits and other assets	3,980	3,980
TOTAL ASSETS	$6,084,044	$5,504,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,185,616	$1,171,855
Convertible notes payable	2,725,000	1,625,000
Accounts payable	327,437	267,475
Accrued expenses	110,813	21,521
Other current liabilities	383,007	496,643
Income taxes payable	17,293	14,608
Due to related parties	30,204	30,204
TOTAL CURRENT LIABILITIES	4,779,370	3,627,306
Long-term debt, less current maturities	233,499	236,109
TOTAL LIABILITIES	5,012,869	3,863,415
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued 3,012,121 shares; and outstanding 2,498,891 shares at March 31, 2012 and December 31, 2011	301	301
Additional paid in capital	6,483,001	6,459,506
Other comprehensive income (loss)	(58,232)	48,665
Non-controlling interest	1,773,446	1,692,019
Accumulated deficit	(6,600,921)	(6,032,808)
Less treasury stock, 513,230 shares at March 31, 2012 and December 31, 2011	(526,420)	(526,420)
	1,071,175	1,641,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,084,044	$5,504,678

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Revenue:
Restaurant sales, net	$1,348,987	$-
Management fee income - non-affiliates	25,000	416,667
Management fee income - affiliates	-	24,646
Total revenue	1,373,987	441,313
Expenses:
Restaurant cost of sales	496,549	-
Restaurant operating expenses	615,769	-
Restaurant pre-opening expenses	66,120	-
General and administrative expense	481,273	224,458
Depreciation and amortization	108,612	2,549
Total expenses	1,768,323	227,007
Earnings (loss) from operations	(394,336)	214,306
Other income (expense)
Equity in earnings (losses) of investments	(10,538)	5,103
Realized gains from sales of investments	-	19,630
Interest income	-	4,541
Miscellaneous income	-	476
Interest expense	(177,218)	(18,759)
Total other income (expense)	(187,756)	10,991
Net earnings (loss) before income taxes	(582,092)	225,297
Provision for income taxes	3,816	-
Net earnings (loss) before non-controlling interest	(585,908)	225,297
Non-controlling interest	17,795	410
Net earnings (loss)	(568,113)	225,707
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(105,618)	(14,000)
Foreign translation income (loss)	(1,279)	-
Other comprehensive income (loss)	$(675,010)	$211,707

Net earnings (loss) per share, basic and diluted	$(0.23)	$0.11
Weighted average shares outstanding	2,498,891	2,053,269

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(568,113)	$225,707
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Non-controlling interest	(17,795)	(410)
Depreciation and amortization	108,612	2,549
Equity in (earnings) loss of investments	10,538	(5,103)
(Gain) loss on sale of investments	-	(19,630)
Amortization of warrants	23,495	-
(Increase) decrease in accounts receivable	74,294	(16,667)
(Increase) decrease in prepaid expenses and other assets	(15,471)	(27,485)
(Increase) decrease inventory	(60,637)	-
Increase (decrease) in accounts payable and accrued expenses	149,163	(165,142)
Increase (decrease) in income taxes payable	2,685	-
Increase (decrease) in deferred revenue	-	(1,750)
Advance from related parties for working capital	-	(28,438)
Net cash used by operating activities	(293,229)	(36,369)

Cash flows from investing activities:
Proceeds from sale of investments	-	184,297
Investment distribution	-	4,539
Purchase of investments	(134,959)	(27,423)
Franchise fees incurred	(312,674)	-
Purchase of property and equipment	(339,977)	-
Net cash provided (used) by investing activities	(787,610)	161,413

Cash flows from financing activities:
Loan proceeds, net	1,113,000	-
Loan repayment	(1,849)	(545)
Net cash provided (used) by financing activities	1,111,151	(545)
Net increase in cash and cash equivalents	30,312	124,499
Cash and cash equivalents, beginning of period	151,928	46,007
Cash and cash equivalents, end of period	$182,240	$170,506

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$67,254	$65,131
Income taxes	-	-

Non-cash investing and financing activities:
Due to related party exchanged for convertible note payable	$-	$25,000
Convertible notes payable exchanged for common stock	-	711,500
Accrued interest exchanged for common stock	-	10,000

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

Further detailed information regarding the Company's subsidiaries can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

GENERAL

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2011, which is included in the Company’s Form 10-K.

GOING CONCERN

At March 31, 2012 and December 31, 2011, the Company had current assets of $636,758 and $623,681; current liabilities of $4,779,370 and $3,627,306; and a working capital deficit of $4,142,612 and $3,003,625, respectively. The Company incurred a loss of $568,113 during the three months ended March 31, 2012 and had an unrealized loss from available-for-sale securities of $105,618 and a foreign currency translation losses of $1,279, resulting in a comprehensive loss of $675,010.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011 and has increased to $481,000 in the current quarter as we expanded our footprint internationally. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at March 31, 2012 of $241,115 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at March 31, 2012 of $1,178,000 (total available $2,000,000) due on August 20, 2012. We also have convertible notes payable with certain investors with a balance at March 31, 2012 of $2,725,000, which have maturity dates from January 22 through June 26 2012. None of the noteholders whose notes have matured have taken any action to seek to enforce their notes. As of May 1, 2012, there are $975,000 of notes that have matured. The notes bear interest at an 18% annualized rate, The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed, to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in 2012 with some or all of the following:

•	Proceeds from the sale of units (consisting of common stock and warrants). The Company filed an S-1 registration statement (which has yet to go effective) to raise up to $15,000,000;
•	The Company received $100,000 in January 2012 as a fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this annual fee for the next three years based on the current agreement;
•	Borrow additional funds on its existing line of credit;
•	Convert its convertible notes payable into common stock.

If any or all of the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists. These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to its significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 except for the following:

RESTAURANT PRE-OPENING EXPENSES

Restaurant pre-opening expenses, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At April 30, 2012, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITION OF MAJORITY OWNED HOOTERS RESTAURANTS

Effective October 1, 2011, the Company acquired majority ownership of a management company and four Hooters restaurants in South Africa. Previously, the Company owned 50% of the restaurants but was not in control and these operations were accounted for using the equity method of accounting. New entities were formed for the operations and the Company’s ownership is as follows: KPL 80%, DFLO 90%, TPL 95%, CPL 100% and DLOG 100%. The restaurant owned by DFLO in Durban opened in January 2010, the restaurant owned by TPL in Johannesburg opened in June 2010, the restaurant owned by CPL in Cape Town opened in June 2011and the restaurant owned by DLOG opened in February 2012.

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

Liabilities assumed includes $383,007 and $496,643 at March 31, 2012 and December 31, 2011, respectively, in bank debt of the prior entities which the Company has agreed to repay without interest upon completion of its new financing. These amounts are included in other liabilities at March 31, 2012 and December 31, 2011.

Unaudited pro forma results of operations for the three months ended March 31, 2011, as if the Company had acquired majority ownership of the South African Hooters restaurants on January 1, 2011 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

2011

Net revenues	$1,399,048
Net earnings	$276,736
Net earnings per share, basic and diluted	$0.13

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT MARCH 31, 2012 AND DECEMBER 31, 2011.

	2012	2011

Available-for-sale investments at fair value	$212,735	$318,353
Trading securities	-	-
Total	$212,735	$318,353

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2012	2011

Cost at beginning of year	$263,331	$284,473
Contributed to the Company by it's CEO	-	125,331
Received as management fees	-	1,500
Other than temporary loss in available-for-sale securities	-	(147,973)
Cost at end of period	263,331	263,331
Unrealized gain (loss)	(50,596)	55,022
Total	$212,735	$318,353

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
March 31, 2012
North Carolina Natural Energy *	$1,500	$-	$1,500	$-	$-
North American Energy	126,000	(70,000)	56,000	-	-
North American Energy *	10,500	1,500	12,000	-	-
North American Energy	125,331	17,904	143,235	-	-
	$263,331	$(50,596)	$212,735	$-	$-

December 31, 2011
Remodel Auction *	$-	$-	$-	$(900)	$-
North Carolina Natural Energy *	1,500	-	1,500	-	-
North American Energy	126,000	(42,000)	84,000	-	-
North American Energy *	10,500	7,500	18,000	-	-
North American Energy	125,331	89,522	214,853	-	-
Efftec International, Inc. *	-	-	-	(22,500)	-
HiTech Stages	-	-	-	(124,573)	-
	$263,331	$55,022	$318,353	$(147,973)	$-

* Investments acquired in exchange for management services.

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

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At March 31, 2012 and December 31, 2011, the stock was $0.08 and $0.12 per share, respectively, and the Company had recorded an unrealized loss of $42,000 as of December 31, 2011 and an additional $28,000 in the first quarter of 2012, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At March 31, 2012 and December 31, 2011, the shares were valued at $12,000 and $18,000.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At March 31, 2012 and December 31, 2011, the shares had a market value of $143,235 and $214,853, respectively.

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

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT MARCH 31, 2012 AND DECEMBER 31, 2011.

	2012	2011

Investments accounted for under the equity method	$940,947	$813,079
Investments accounted for under the cost method	766,598	766,598
Total	$1,707,545	$1,579,677

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2012	2011

Balance, beginning of year	$813,079	$87,200
Equity in earnings (loss)	(10,538)	(76,113)
New investments	138,406	810,133
Distributions received	-	(8,141)
Balance, end of year	$940,947	$813,079

Equity investments consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Carrying value:
Hoot SA I, II, III - South Africa	$170,803	$140,803
Hoot Campbelltown Pty. Ltd. (49%) - Australia	559,596	570,134
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	210,447	102,041
Brazil	101	101
	$940,947	$813,079

Equity in earnings (loss) and distributions from equity investments during the three months ended March 31, 2012 and 2011 follows. The activity from the South African restaurants is through September 30, 2011 at which time the Company acquired majority ownership and began consolidating these operations

	2012	2011
Equity in earnings (loss):
Hoot S.A. I, II, III (opened June 2011)	-	5,103
Hoot Campbelltown (49%)	(10,538)	-
	$(10,538)	$5,103
Distributions:
Hoot S.A. I, LLC (20%)	-	2,646
Hoot S.A. II, LLC (20%)	-	1,893
	$-	$4,539

The summarized financial data below includes the South African operations, of which we owned 20% at March 31, 2011 and the Hoot Campbelltown location in Australia, which we owned 49% of at March 31, 2012. The Company acquired majority ownership of the South African operations effective September 30, 2011.

	2012	2011

Revenue	$1,108,063	$957,735
Gross profit	781,253	640,751
Recurring expenses	706,147	589,722
Pre-opening costs	96,613	-
Income (loss) from continuing operations	(21,507)	51,029
Net income (loss)	(21,507)	51,029

The summarized balance sheets for the two locations in Australia of which we owned 49% at March 31, 2012 and December 31, 2011 follows :

	2012	2011
ASSETS
Current assets	$141,377	$58,975
Non-current assets	2,260,399	1,646,508
TOTAL ASSETS	$2,401,776	$1,705,483
LIABILITIES
Current liabilities	$576,000	$76,035
PARTNER'S EQUITY	1,825,776	1,629,448
TOTAL LIABILITIES AND PARTNERS' EQUITY	$2,401,776	$1,705,483

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

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. A second location, Hoot Surfers Paradise Pty. Ltd., is underway with plans to open in the second quarter of 2012.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

Investments at cost consist of the following at March 31, 2012 and December 31, 2011:

Chanticleer Investors, LLC	$500,000	$500,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
Chanticleer Investors II	16,598	16,598
	$766,598	$766,598

Chanticleer Investors LLC - The Company sold 1/2 of its investment in Investors LLC in May 2009 for its cost of $575,000, which reduced its ownership from 23% to 11.5%. Accordingly, in May 2009, the Company discontinued accounting for this investment using the equity method and began to account for the investment using the cost method. In December 2010, the Company sold an additional $75,000 of its investment at cost.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Office and computer equipment	$32,179	$32,179
Furniture and fixtures	70,796	67,794
Construction in progress	-	296,660
Restaurant furnishings and equipment	2,879,724	2,246,089
	2,982,699	2,642,722
Accumulated depreciation	(236,088)	(133,899)
	$2,746,611	$2,508,823

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our four locations opened as of March 31, 2012. Construction in progress consisted of costs incurred as of December 31, 2011 for our Emperor’s Palace location in Johannesburg, South Africa, which opened in February 2012 and its assets are currently in the restaurant furnishings and equipment line above. Depreciation expense for the three months ended March 31, 2012 for the restaurant and management businesses was $99,999 and $2,190, respectively. Depreciation expense for the three months ended March 31, 2011 for the restaurant and management businesses was $0 and $2,549, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following at March 31, 2012 and December 31, 2011:

	2012	2011

South Africa	$548,050	$475,376
Brazil	135,000	-
Hungary	105,000	-
	788,050	475,376
Accumulated amortization	(11,635)	(5,212)
	$776,415	$470,164

Intangible assets, net, consists of franchise fees for the Company’s Hooters restaurants. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA. Amortization expense for the three months ended March 31, 2012 for the restaurant businesses was $6,423. There was no amortization expense in 2011.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	March 31,	December 31,
	2012	2011

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	$1,178,000	$1,165,000

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	241,115	242,964

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued which range from January 22-June 26, 2012; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities (currently approximately 908,000 shares)	2,725,000	1,625,000
	4,144,115	3,032,964
Notes payable and current portion of long-term debt	3,910,616	2,796,855
Long-term debt, less current portion	$233,499	$236,109

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 8.

8.	Stockholders’ Equity

The Company has 200,000,000 shares of its $0.0001 par value common stock authorized, 3,012,121 shares issued and 2,498,891 shares outstanding at March 31, 2012 and December 31, 2011.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to approval of a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

2012 Transactions

None.

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

Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement was declared effective on July 14, 2011 and registers one Class A Warrant and one Class B Warrant for each common share of the Company issued and outstanding. The warrants have a subscription price of $0.04 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $2.75 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $3.50. The warrants have a five year life. At March 31, 2012 and December 31, 2011, the Company had issued 2,194,509 Class A and Class B warrants. Proceeds from the offering are included in additional paid in capital and are summarized as follows.

Proceeds from sales of Class A and Class B warrants	$87,780
Legal and professional fees incurred for offering	(67,172)
$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company's $2,000,000 line of credit discussed in Note 7. The Class A Warrant is for 200,000 shares exercisable at $2.75 per share for 10 years and the Class B Warrant is for 250,000 shares exercisable at $3.50 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At March 31, 2012 and December 31, 2011, additional paid-in capital includes $57,907 and $35,247, respectively, in amortization. Interest expense included $35,247 in 2011 and $22,660 for the three months ended March 31, 2012.

On November 1, 2011, the Company entered into an investor relations consulting agreement. In addition to cash compensation, the consultant is entitled to receive warrants for certain performance goals. These warrants will be accounted for when the goals are accomplished.

On March 28, 2012, the Company issued 250,000 and 50,000 five year warrants at $3.25 and $4.00, respectively for consulting services related to the Company’s expansion into Europe. The warrants were valued using Black-Scholes at $518,599. This amount will be amortized to consulting fees (in G&A on consolidated statements of operations) over the five year life of the warrants. At March 31, 2012, additional paid-in capital and consulting expense include $835 in amortization for the three days in the quarter after the warrants were issued.

9.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011

Hoot SA I, LLC	$15,409	$15,409
Chanticleer Foundation, Inc.	10,750	10,750
Chanticleer Investors, LLC	4,045	4,045
	$30,204	$30,204

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011

Chanticleer Investors II, LLC	$1,485	$1,485
Chanticleer Dividend Fund, Inc.	74,281	74,281
Hoot SA II and IV, LLC's	1,913	825
	$77,679	$76,591

Management income from affiliates

The Company had management income from its affiliates in the three months ended March 31, 2012 and 2011, as follows:

	2012	2011

Chanticleer Investors II, LLC	-	22,896
North American Energy Resources, Inc.	-	1,750
	$-	$24,646

Chanticleer Investors LLC

Investors LLC loaned the Company $4,045 at March 31, 2012 and December 31, 2011.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $22,896 in 2011. There was no accrual for 2012.

Chanticleer Dividend Fund, Inc. ("CDF")

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland. CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011. The Company, through Advisors, will have a role in management of CDF when its registration statement becomes effective.

Hoot SA, LLC; Hoot SA II, LLC; Hoot SA III, LLC; and Hoot SA IV, LLC

The Hoot partnerships were formed to help finance the first four Hooters restaurants in South Africa.

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011.

10.	SEGMENTS OF BUSINESS

The Company is organized into two segments.

Management and consulting services ("Management")

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded. The Company also provides management and investment services for Investors LLC, Investors II and other unaffiliated companies.

Operation of restaurants ("Restaurants")

At March 31, 2012, the Company has majority ownership of four restaurants and a management company in South Africa. Three of the restaurants and the management company were operating for the entire first quarter of 2012 and the fourth restaurant opened in February 2012. Majority ownership was acquired effective September 30, 2011 and these operations are consolidated with the Company’s other operations since that date. At March 31, 2012, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open in the second quarter of 2012. The operations in Australia will be accounted for using the equity method. The Company has also started activity in Hungary, Brazil and Europe, but operations have not yet begun.

Financial information regarding the Company's segments is as follows for the three months ended March 31, 2012 and 2011.

Three months ended March 31, 2012

	Management	Restaurants	Total

Revenues	$25,000	$1,348,987	$1,373,987

Interest expense	$72,586	$104,632	$177,218

Depreciation and amortization	$2,190	$106,422	$108,612

Profit (loss)	$(447,332)	$(138,576)	$(585,908)
Investments and other			-
Non-controlling interest			17,795
			$(568,113)

Assets	$1,481,715	$3,622,996	$5,104,711
Investments			979,333
			$6,084,044

Liabilities	$4,581,574	$431,295	$5,012,869

Expenditures for non-current assets	$-	$412,651	$412,651

Three months ended March 31, 2011

	Management	Restaurants	Total

Revenues	$441,313	$-	$441,313

Interest expense	$177,218	$-	$177,218

Depreciation and amortization	$2,549	$-	$2,549

Profit (loss)	$200,564	$5,103	$205,667
Investments and other			19,630
Non-controlling interest			410
			$225,707

Assets	$408,571	$87,764	$496,335
Investments			1,105,098
			$1,601,433

Liabilities	$565,291	$-	$565,291

Expenditures for non-current assets	$-	$-	$-

11.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis.

The Company leases the land and buildings for its four restaurants in South Africa through its subsidiaries. The leases are for five year terms and include options to extend the terms. We lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Rent obligations for our four restaurants as of March 31are presented below:

2013	$556,967
2014	611,381
2015	671,264
2016	737,168
thereafter	809,699
Totals	$3,386,479

Rent expense for the three months ended March 31, 2012 and March 31, 2011 was $137,791 and $6,300, respectively. Rent expense for the three months ended March 31, 2012 for the South African restaurants was $131,266, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the three months ended March 31, 2012 for the management segment was $6,525, and is included in the “General and administrative expense” of the Consolidated Statement of Operations. Rent expense for the three months ended March 31, 2011 was all for the management segment.

12.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

March 31, 2012
Assets:
Available-for-sale securities	$212,735	$211,235	$1,500	$-

December 31, 2011
Assets:
Available-for-sale securities	$318,353	$316,853	$1,500	$-

At March 31, 2012 and December 31, 2011, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

See Note 4 for further details of the Company's investments.

13.	SUBSEQUENT EVENTS

EQUITY RAISE

The Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement, when effective, would seek to raise $15 million with the issuance of 5 million units at $3.00 per unit, consisting of one share of Common Stock and one five year redeemable warrant exercisable at $3.25 per share.

On April 23, 2012, the Company filed a Form DEF 14 A Proxy Statement for a Special Meeting of the Company’s shareholders on May 11, 2012. At the Special Meeting, stockholders will be asked (i) to authorize the Company to possibly amend its certificate of incorporation (as amended, the “Company Certificate”) to effect a 1-for-2 reverse stock split (the “Reverse Stock Split”); (ii) to authorize the Company to possibly amend the Company Certificate to decrease the number of authorized shares of Company common stock (“Common Stock”) to 20,000,000 shares (the “Decrease in Authorized”); and (iii) to transact any other business that properly comes before the Special Meeting or any adjournments thereof.

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

RESTAURANT OPERATIONS

The following is a condensed statement of operations for our restaurant operations, which currently consists of four Hooters locations in South Africa.

	(1)	(2)	(3)	(4)
	Durban	Johannesburg	CapeTown	Emperors Palace	Total Restaurants
Revenues	$261,499	$492,669	$163,535	$431,284	$1,348,987
Cost of Sales	97,828	176,019	65,028	157,674	496,549
Gross Profit	163,671	316,650	98,507	273,610	852,438

Recurring expenses:
Operating expenses, including management fees eliminated in consolidation	149,166	263,230	119,103	151,708	683,207
General and administrative expenses	-	-	-	-	-
Other expenses (income)	-	-	-	-	-
Interest expense	1,340	2,415	2,111	-	5,866
Depreciation and amortization	16,712	45,293	17,229	26,606	105,840
Income taxes	1,477	-	-	2,339	3,816
	168,695	310,938	138,443	180,653	798,729
Net income (loss) before non-recurring expenses	(5,024)	5,712	(39,936)	92,957	53,709
Pre-opening costs	-	-	-	78,287	78,287
Net income (loss)	$(5,024)	$5,712	$(39,936)	$14,670	(24,578)

Loss from management company not absorbed above					(4,694)
Total South Africa restaurants					$(29,272)

(1) Durban location opened in December 2009.

(2) Johannesburg location opened in June 2010.

(3) CapeTown location opened in June 2011.

(4) Emperors Palace location opened mid-February 2012.

We expect net income for the four stores for the remainder of 2012 to be approximately $50,000-$100,000 per quarter. The Emperor’s Palace location was our first location opened since we took over operational control, and we expect this location to continue and at its current pace.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

At March 31, 2012 and December 31, 2011, the Company had current assets of $636,758 and $623,681; current liabilities of $4,779,370 and $3,627,306; and a working capital deficit of $4,142,612 and $3,003,625, respectively. The Company incurred a loss of $568,113 during the three months ended March 31, 2012 and had an unrealized loss from available-for-sale securities of $105,618 and foreign currency translation losses of $1,279, resulting in a comprehensive loss of $675,010.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011 and increased to $481,000 in the current quarter as we expanded our footprint internationally.

Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at March 31, 2012 of $241,115 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at March 31, 2012 of $1,178,000 (total available $2,000,000) due on August 20, 2012. We also have convertible notes payable with certain investors with a balance at March 31, 2012 of $2,725,000 with maturity dates from January 22 through June 26, 2012. None of the noteholders whose notes have matured have taken any action to seek to enforce their notes. As of May 1, 2012, there are $975,000 of notes that have matured. The notes bear interest at an 18% annualized rate. In addition, the Company has a note with a balance at March 31, 2012 of $241,115 owed to its bank which is. The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed, to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in 2012 with some or all of the following:

•	Proceeds from the sale of units (consisting of common stock and warrants). The Company filed an S-1 registration statement (which has yet to go effective) to raise up to $15,000,000;
•	The Company received $100,000 in January 2012 as an annual fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this fee for the next three years based on the current agreement;
•	Borrow additional funds onits existing line of credit;
•	Convert its convertible notes payable into common stock.

If any or all of the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists. These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

Cash requirements and capital expenditures:

In 2012, we expect to open one restaurant in each of the following countries – Australia (in addition to the one already opened in February 2012), Brazil, Hungary and South Africa. The Company expects the total cash requirements for these restaurants to be approximately $3.3 million, of which approximately $450,000 has been paid as of March 31, 2012.

In addition, we expect general and administrative expenses to be approximately $1.8-$2.0 million for 2012.

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

As discussed elsewhere in this Form 10-Q, effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. Previously all restaurant operations were accounted for using the equity method.

Comparison of three months ended March 31, 2012 and 2011

Revenue

Revenue amounted to $1,373,987 in the three months ended March 31, 2012 and $441,313 in the year earlier period.

Restaurant sales, net amounted to $1,348,987 for our four locations in South Africa, one of which opened to the public on February 17, 2012.

Revenues for the management business for the three months ended March 31, 2012 amounted to $25,000 and $441,313 in the year earlier period. Cash revenues were $25,000 and $416,667 in the three months ended March 31, 2012 and 2011, respectively. The cash revenues for the management business in 2011 was from a fee of $400,000 received in January 2011 for our services in facilitating the acquisition of HOA and TW plus the accrual of $16,667 for the annual $100,000 fee received in January 2012. In the three months ended March 31, 2012 the cash revenue of $25,000 represents three months of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.  The Company also recorded an accrual of $22,896 for management fees from Investors II in 2011. Non-cash revenues in the three months ended March 31, 2011 of $1,750 was recognized from the receipt of securities for our services.

The fair value of the equity instruments for management fees received was determined based upon the stock prices as of the date we reached an agreement with the third party. The terms of the securities are not subject to adjustment after the measurement date. See Note 4 of the consolidated financial statements for details.

Restaurant cost of sales

Restaurant cost of sales amounted to $496,549, or 36.8% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $615,769, or 45.6% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $66,120 incurred for the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $481,273 in the three months ended March 31, 2012 and $224,458 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$59,910	$18,344
Payroll and benefits	171,017	118,749
Consulting and investor relation fees	118,597	16,644
Travel and entertainment	42,966	13,186
Accounting and auditing	42,700	21,500
Other G&A	46,083	36,035
	$481,273	$224,458

G&A costs are expected to range from $400-$500,000 per quarter for the remainder of 2012, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Payroll and benefits increased $52,268 in 2012 from 2011 primarily from the addition of restaurant management personnel beginning in the fourth quarter of 2011.

Consulting and investor relations fees increased $101,953 from 2012 to 2011 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash amortization of warrant expense for services were $23,495 and $0 in 2012 and 2011, respectively.

Travel and entertainment increased $29,780 as Company personnel, primarily the CEO, traveled to increase our company awareness and lockdown financing and partners for the restaurant locales.

Depreciation and amortization

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $102,189 and $2,549, respectively. The restaurant segment for the three months ended March 31, 2012 and 2011 amounted to $99,417 and $0, respectively, and the management business amounted to $2,772 and $2,549, respectively.

Amortization expense for the three months ended March 31, 2012 for the restaurant businesses related to franchise fees was $6,423. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at March 31, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(10,538)	$5,103
Realized gains from sale of investments	-	19,630
Interest expense	(177,218)	(18,759)
Interest income	-	4,541
Miscellaneous income	-	476
	$(187,756)	$10,991

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in 2012 of $10,538, and income from the Hoot SA partnerships in 2011 of $5,103.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in 2011 from a gain on sales of DineOut.

Interest Expense

Interest expense increased by $158,459 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit with a balance as of March 31, 2012 of $1,178,000 and convertible notes payable in the amount of $1,725,000, offset by the conversion of $686,500 of convertible notes payable from 2010.

Interest Income

Interest income in 2012 decreased $4,541 as 2011 includes earnings from Investors for one month, compared to 2012 which had none.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense of $3,816 based on the net profit of two of our South African locations at a 28% corporate income tax rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Our management has determined that, as of March 31, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CHANTICLEER HOLDINGS, INC.

Date: May 11, 2012	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer and
Chief Financial Officer

