Form 10-Q
period 2012-06-30
Chanticleer Holdings, Inc.
filed 2012-08-13
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	June 30, 2012

Commission File Number:	000-29507

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of July 30, 2012, was 3,698,896 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2012 (Unaudited) and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,673,005	$151,928
Accounts receivable	41,667	103,982
Inventory	122,499	59,266
Due from related parties	110,676	76,591
Prepaid expenses	125,056	231,914
TOTAL CURRENT ASSETS	4,072,903	623,681
Property and equipment, net	3,102,917	2,508,823
Intangible assets, net	769,386	470,164
Investments at fair value	80,713	318,353
Other investments	2,077,176	1,579,677
Deposits and other assets	3,980	3,980
TOTAL ASSETS	$10,107,075	$5,504,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$7,722	$1,171,855
Convertible notes payable	-	1,625,000
Accounts payable	579,282	267,475
Accrued expenses	13,681	21,521
Other current liabilities	332,340	496,643
Income taxes payable	62,555	14,608
Due to related parties	27,485	30,204
TOTAL CURRENT LIABILITIES	1,023,065	3,627,306
Long-term debt, less current maturities	231,519	236,109
TOTAL LIABILITIES	1,254,584	3,863,415
Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 20,000,000 and 200,000,000 shares; issued 3,955,511 shares and 1,506,061; and outstanding 3,698,896 and 1,249,446 shares at June 30, 2012 and December 31, 2011, respectively	396	151
Additional paid in capital	16,509,226	6,459,656
Other comprehensive income (loss)	(194,446)	48,665
Non-controlling interest	398,037	1,692,019
Accumulated deficit	(7,334,302)	(6,032,808)
Less treasury stock, 256,615 shares at June 30, 2012 and December 31, 2011	(526,420)	(526,420)
TOTAL STOCKHOLDERS' EQUITY	8,852,491	1,641,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,107,075	$5,504,678

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Revenue:
Restaurant sales, net	$1,654,829	$-
Management fee income - non-affiliates	25,000	25,000
Management fee income - affiliates	6,698	7,830
Total revenue	1,686,527	32,830
Expenses:
Restaurant cost of sales	606,221	-
Restaurant operating expenses	711,808	-
Restaurant pre-opening expenses	25,000	-
General and administrative expense	656,596	259,766
Depreciation and amortization	127,087	2,512
Total expenses	2,126,712	262,278
Earnings (loss) from operations	(440,185)	(229,448)
Other income (expense)
Equity in earnings (losses) of investments	(33,348)	6,461
Realized gains from sales of investments	-	361
Interest expense	(201,550)	(3,927)
Total other income (expense)	(234,898)	2,895
Net earnings (loss) before income taxes	(675,083)	(226,553)
Provision for income taxes	47,327	-
Net earnings (loss) before non-controlling interest	(722,410)	(226,553)
Non-controlling interest	(10,971)	566
Net earnings (loss)	(733,381)	(225,987)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(132,021)	(38,209)
Foreign translation income (loss)	(4,193)	-
Other comprehensive income (loss)	$(869,595)	$(264,196)

Net earnings (loss) per share, basic and diluted	$(0.49)	$(0.18)
Weighted average shares outstanding	1,502,418	1,230,487

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Revenue:
Restaurant sales, net	$3,003,816	$-
Management fee income - non-affiliates	50,000	441,667
Management fee income - affiliates	6,698	32,476
Total revenue	3,060,514	474,143
Expenses:
Restaurant cost of sales	1,102,770	-
Restaurant operating expenses	1,327,578	-
Restaurant pre-opening expenses	91,120	-
General and administrative expense	1,137,868	484,224
Depreciation and amortization	235,699	5,061
Total expenses	3,895,035	489,285
Earnings (loss) from operations	(834,521)	(15,142)
Other income (expense)
Equity in earnings (losses) of investments	(43,886)	11,564
Realized gains from sales of investments	-	19,991
Interest income	-	4,540
Miscellaneous income	-	476
Interest expense	(378,768)	(22,686)
Total other income (expense)	(422,654)	13,885
Net earnings (loss) before income taxes	(1,257,175)	(1,257)
Provision for income taxes	51,143	-
Net earnings (loss) before non-controlling interest	(1,308,318)	(1,257)
Non-controlling interest	6,824	977
Net earnings (loss)	(1,301,494)	(280)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(237,639)	(52,209)
Foreign translation income (loss)	(5,472)	-
Other comprehensive income (loss)	$(1,544,605)	$(52,489)

Net earnings (loss) per share, basic and diluted	$(0.52)	$(0.00)
Weighted average shares outstanding	2,498,882	1,129,124

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Six Months ended June 30, 2012
(Unaudited)

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, December 31, 2011	1,506,061	$151	$6,459,656	$48,665	$1,692,019	$(6,032,808)	$(526,420)	$1,641,263
Common stock issued for:
Services	5,000	1	32,399	-	-	-	-	32,400
Convertible notes payable and accrued interest	423,828	42	1,907,196					1,907,238
Non-controlling interest	219,248	22	986,629		(986,651)			-
Cash, net of expenses	1,801,374	180	7,051,283					7,051,463
Available-for-sale securities	-	-	-	(237,639)	-	-	-	(237,639)
Amortize warrants	-	-	72,063	-	-	-	-	72,063
Foreign translation loss				(5,472)				(5,472)
Acquistion of non-controlling interest for cash	-	-	-	-	(300,507)	-	-	(300,507)
Net loss	-	-	-	-	(6,824)	(1,301,494)	-	(1,308,318)
Balance, June 30, 2012	3,955,511	$396	$16,509,226	$(194,446)	$398,037	$(7,334,302)	$(526,420)	$8,852,491

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(1,301,494)	$(280)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Non-controlling interest	(6,824)	(977)
Depreciation and amortization	235,699	5,061
Bad debt expense	12,315	-
Equity in (earnings) loss of investments	43,886	(11,564)
(Gain) loss on sale of investments	-	(19,991)
Common stock issued for services	9,406	-
Amortization of warrants	72,063	-
(Increase) decrease in accounts receivable	50,000	(37,410)
(Increase) decrease in prepaid expenses and other assets	170,374	(30,482)
(Increase) decrease inventory	(63,233)	-
Increase (decrease) in accounts payable and accrued expenses	424,261	40,162
Increase (decrease) in income taxes payable	47,947	-
Increase (decrease) in deferred revenue and other liabilities	(70,802)	(1,750)
Advance from related parties for working capital	(63,202)	(36,805)
Net cash used by operating activities	(439,604)	(94,036)

Cash flows from investing activities:
Proceeds from sale of investments	-	190,325
Investment distribution	-	6,228
Purchase of investments	(933,948)	(160,471)
Franchise fees incurred	(312,674)	-
Purchase of property and equipment	(816,341)	-
Net cash provided (used) by investing activities	(2,062,963)	36,082

Cash flows from financing activities:
Proceeds for sale of common stock warrants, net	-	16,058
Proceeds for sale of common stock, net	7,051,464	-
Loan proceeds, debt and line of credit	2,915,000	-
Loan repayments, debt and line of credit	(3,939,098)	-
Loan repayments, bank note	(3,722)	(2,240)
Net cash provided by financing activities	6,023,644	13,818
Net increase (decrease) in cash and cash equivalents	3,521,077	(44,136)
Cash and cash equivalents, beginning of period	151,928	46,007
Cash and cash equivalents, end of period	$3,673,005	$1,871

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows, continued
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$177,134	$69,058
Income taxes	-	-

Non-cash investing and financing activities:
Due to related party exchanged for convertible note payable	$-	$25,000
Common stock exchanged for convertible notes payable	1,765,902	711,500
Common stock exchanged for accrued interest	141,336	10,000
Common stock exchanged for non-controlling Hoot SA interests	986,651	-
Investment contributed by the Company's CEO	-	125,331

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”) and Crown Restaurants Kft (“Crown”) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”). All significant inter-company balances and transactions have been eliminated in consolidation.

Further detailed information regarding the Company's subsidiaries can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 and December 31, 2011, the Company had current assets of $4,072,903 and $623,681; current liabilities of $1,023,065 and $3,627,306; and a working capital balance (deficit) of $3,049,838 and $(3,003,625), respectively. The Company incurred a loss of $1,301,494 during the six months ended June 30, 2012 and had an unrealized loss from available-for-sale securities of $237,639 and a foreign currency translation loss of $5,472, resulting in a comprehensive loss of $1,544,605.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011 and has increased to $481,000 in the first quarter of 2012 and $657,000 in the current quarter as we expanded our footprint internationally. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney and plans to open a second Australia location under the same terms before the end of 2012.

The Company has a note with a balance at June 30, 2012 of $239,241 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at June 30, 2012 of $0 (total available was $2,000,000). The line matures on August 20, 2012. The Company is currently negotiating an extension of the line of credit and the terms. All of our prior notes payable and convertible debt were paid in either cash or common stock with the closing of our raise in June 2012 (for further details, see notes 7 and 8). In addition, the Company may use limited partnerships, if the Company’s raise is not sufficient or if the line of credit cannot be extended, to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in the remainder of 2012 and the first six months of 2013 with some or all of the following:

•	The cash proceeds received from the sale of units (consisting of common stock and warrants) in a registered offering declared effective on June 21, 2012 in which the company sold $11 million of units and netted approximately $10.1 million before expenses and approximately $3.6 million after payment of debt and accrued interest,Hoot SA non-controlling interest, and expenses;
•	Received $100,000 as an annual fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this annual fee for the next three years based on the current agreement;
•	Borrow, if and to the extent available, additional funds on its existing line of credit;
•	Positive cash flow from our South African restaurant operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At July 31, 2012, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Liabilities assumed includes $383,007 and $496,643 at June 30, 2012 and December 31, 2011, respectively, in bank debt of the prior entities which the Company has agreed to repay without interest upon completion of its financing, subject to certain releases the Company has requested from the bank. These amounts are included in other liabilities at June 30, 2012 and December 31, 2011.

Unaudited pro forma results of operations for the three and six months ended June 30, 2011, as if the Company had acquired majority ownership of the South African Hooters restaurants on January 1, 2011 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Net revenues	$1,093,134	$2,492,182
Net earnings (loss)	$(163,757)	$107,465
Net earnings (loss) per share, basic and diluted	$(0.13)	$0.10

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT JUNE 30, 2012 AND DECEMBER 31, 2011.

	2012	2011

Available-for-sale investments at fair value	$80,713	$318,353
Trading securities	-	-
Total	$80,713	$318,353

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2012	2011

Cost at beginning of year	$263,331	$284,473
Contributed to the Company by it's CEO	-	125,331
Received as management fees	-	1,500
Other than temporary loss in available-for-sale securities	-	(147,973)
Cost at end of period	263,331	263,331
Unrealized gain (loss)	(182,618)	55,022
Total	$80,713	$318,353

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
June 30, 2012
North Carolina Natural Energy *	$1,500	$-	$1,500	$-	$-
North American Energy	126,000	(105,000)	21,000	-	-
North American Energy *	10,500	(6,000)	4,500	-	-
North American Energy	125,331	(71,618)	53,713	-	-
	$263,331	$(182,618)	$80,713	$-	$-

December 31, 2011
Remodel Auction *	$-	$-	$-	$(900)	$-
North Carolina Natural Energy *	1,500	-	1,500	-	-
North American Energy	126,000	(42,000)	84,000	-	-
North American Energy *	10,500	7,500	18,000	-	-
North American Energy	125,331	89,522	214,853	-	-
Efftec International, Inc. *	-	-	-	(22,500)	-
HiTech Stages	-	-	-	(124,573)	-
	$263,331	$55,022	$318,353	$(147,973)	$-

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

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At June 30, 2012 and December 31, 2011, the shares were valued at $21,000 and $84,000.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At June 30, 2012 and December 31, 2011, the shares were valued at $4,500 and $18,000.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At June 30, 2012 and December 31, 2011, the shares had a market value of $53,713 and $214,853, respectively.

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

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT JUNE 30, 2012 AND DECEMBER 31, 2011.

	2012	2011

Investments accounted for under the equity method	$1,310,578	$813,079
Investments accounted for under the cost method	766,598	766,598
Total	$2,077,176	$1,579,677

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2012	2011

Balance, beginning of year	$813,079	$87,200
Equity in earnings (loss)	(43,886)	(76,113)
New investments	541,385	810,133
Distributions received	-	(8,141)
Balance, end of year	$1,310,578	$813,079

Equity investments consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Carrying value:
Hoot SA I, II, III - South Africa	$272,470	$140,803
Hoot Campbelltown Pty. Ltd. (49%) - Australia	526,248	570,134
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	511,583	102,041
Brazil	277	101
	$1,310,578	$813,079

Equity in earnings (loss) and distributions from equity investments during the three and six months ended June 30, 2012 and 2011 follows. The activity from the South African restaurants is through September 30, 2011 at which time the Company acquired majority ownership and began consolidating these operations.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Equity in earnings (loss):
Hoot S.A. I, II, III (opened June 2011)	-	6,461	-	11,564
Hoot Campbelltown (49%)	(33,348)	-	(43,886)	-
	$(33,348)	$6,461	$(43,886)	$5,103
Distributions:
Hoot S.A. I, LLC (20%)	-	1,689	-	4,335
Hoot S.A. II, LLC (20%)	-	-	-	1,893
	$-	$1,689	$-	$6,228

The summarized financial data below includes the South African operations, of which we owned 20% at June 30, 2011 and the Hoot Campbelltown location in Australia, which we owned 49% of at June 30, 2012. The Company acquired majority ownership of the South African operations effective September 30, 2011.

	Three Months ended June 30,		Six Months ended June 30,
	2012 (1)	2011 (2)	2012 (1)	2011 (2)
Revenue	$767,721	$1,060,304	$1,875,784	$2,018,039
Gross profit	545,896	691,919	1,327,149	1,332,670
Recurring expenses	613,952	622,662	1,320,099	1,212,384
Pre-opening costs	-	-	96,613	-
Income (loss) from continuing operations	(68,056)	69,257	(89,563)	120,286
Net income (loss)	(68,056)	69,257	(89,563)	120,286

(1)	Represents the Hoot Campbelltown location in Australia.
(2)	Represents the South African restaurants prior to acquiring majority interest.

The summarized balance sheets for the two locations in Australia of which we owned 49% at June 30, 2012 and December 31, 2011 follows :

	2012	2011
ASSETS
Current assets	$119,656	$58,975
Non-current assets	2,573,883	1,646,508
TOTAL ASSETS	$2,693,539	$1,705,483
LIABILITIES
Current liabilities	$522,065	$76,035
PARTNER'S EQUITY	2,171,474	1,629,448
TOTAL LIABILITIES AND PARTNERS' EQUITY	$2,693,539	$1,705,483

Hooters S.A., GP - The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa. The initial restaurant opened in December 2009 in Durban, South Africa and operations commenced in January 2010. In the initial restaurant CHL had a 10% interest in restaurant cash flows until the limited partners received payout and a 40% interest in restaurant cash flows after limited partner payout. The second location opened in Johannesburg in June 2010 and a third location opened in Cape Town in June of 2011 with similar structures. Effective September 30, 2011, the Company acquired majority control of the South African operations and began consolidating its operations on October 1, 2011.

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. A second location, Hoot Surfers Paradise Pty. Ltd., is underway with plans to open prior to the end of 2012.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

Investments at cost consist of the following at June 30, 2012 and December 31, 2011:

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

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing. Investors LLC then invested $3,550,000 in HOA LLC (approximately 3%) ($500,000 of which is the Company's share). One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly. The Company owned approximately 14% of Investors LLC at June 30, 2012. In July 2012, the Company acquired an additional interest of $300,000, at cost, from one of the partners for cash, which increases our ownership to approximately 22.5% of Investors LLC.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2012 and December 31, 2011:

	2012	2011

Office and computer equipment	$33,525	$32,179
Furniture and fixtures	70,796	67,794
Construction in progress	375,000	296,660
Restaurant furnishings and equipment	2,979,742	2,246,089
	3,459,063	2,642,722
Accumulated depreciation	(356,146)	(133,899)
	$3,102,917	$2,508,823

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our four locations opened as of June 30, 2012. Construction in progress consisted of costs incurred as of June 30, 2012 for our Budapest, Hungary location which we expect to open in late August 2012, and as of December 31, 2011 for our Emperor’s Palace location in Johannesburg, South Africa, which opened in February 2012 and its assets are currently in the restaurant furnishings and equipment line above. Depreciation expense for the three months ended June 30, 2012 for the restaurant and management businesses was $117,723 and $2,335, respectively. Depreciation expense for the three months ended June 30, 2011 for the restaurant and management businesses was $0 and $2,512, respectively. Depreciation expense for the six months ended June 30, 2012 for the restaurant and management businesses was $217,722 and $4,525, respectively. Depreciation expense for the six months ended June 30, 2011 for the restaurant and management businesses was $0 and $5,061, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consists of the following at June 30, 2012 and December 31, 2011:

	2012	2011

South Africa	$548,050	$475,376
Brazil	135,000	-
Hungary	105,000	-
	788,050	475,376
Accumulated amortization	(18,664)	(5,212)
	$769,386	$470,164

Intangible assets, net, consists of franchise fees for the Company’s Hooters restaurants. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA. Amortization expense for the three and six months ended June 30, 2012 for the restaurant businesses was $7,029 and $13,452, respectively. There was no amortization expense in the 2011 period.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	June 30,	December 31,
	2012	2011

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	$-	$1,165,000

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	239,241	242,964

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued which range from January 22-June 26, 2012; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities (all notes and accrued interest were paid off with closing of raise in June 2012, either in cash or common stock)	-	1,625,000
	239,241	3,032,964
Notes payable and current portion of long-term debt	7,722	2,796,855
Long-term debt, less current portion	$231,519	$236,109

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 8.

8.	Stockholders’ Equity

The Company has 20,000,000 shares of its $0.0001 par value common stock authorized, 3,955,511 shares issued and 3,698,896 shares outstanding at June 30, 2012 and had 200,000,000 shares of its $0.0001 par value common stock authorized, 1,506,061 shares issued and 1,249,446 shares outstanding at December 31, 2011.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to approval of a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

2012 Transactions

On May 8, 2012, the Company issued 5,000 shares of its common stock in exchange for services to be performed over a six month period and valued at $32,400. This is being amortized over six months and in the period ending June 30, 2012, $9,406 has been expensed.

EQUITY RAISE

The Company filed a Form S-1 Registration Statement under the Securities Act of 1933 which was declared effective on June 21, 2012. The Registration Statement raised $11 million with the issuance of 2,444,450 units at $4.50 per unit, consisting of one share of Common Stock and one five year redeemable warrant exercisable at $5.00 per share. After conversion of outstanding indebtedness and Hoot SA non-controlling interest of approximately $1.9 million and $1.0 million, respectively, into units and warrants and payment of expenses, the Company received net proceeds of approximately $7.2 million.

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

Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement was declared effective on July 14, 2011 and registers one Class A Warrant and one Class B Warrant for each common share of the Company issued and outstanding. The warrants have a subscription price of $0.08 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $5.50 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $7.00. The warrants have a five year life. At June 30, 2012 and December 31, 2011, the Company had issued 1,097,254 Class A and Class B warrants. Net proceeds from the offering are included in additional paid in capital and are summarized as follows.

Proceeds from sales of Class A and Class B warrants	$87,780
Legal and professional fees incurred for offering	(67,172)
$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company's $2,000,000 line of credit discussed in Note 7. The Class A Warrant is for 100,000 shares exercisable at $5.50 per share for 10 years and the Class B Warrant is for 125,000 shares exercisable at $7.00 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At June 30, 2012 and December 31, 2011, additional paid-in capital includes $80,565 and $35,247, respectively, in amortization. Interest expense included $35,247 in the last six months of 2011 and $22,659 and $45,318 for the three and six months ended June 30, 2012, respectively.

On November 1, 2011, the Company entered into an investor relations consulting agreement. In addition to cash compensation, the consultant is entitled to receive warrants for certain performance goals. These warrants will be accounted for when the goals are accomplished.

On March 28, 2012, the Company issued 125,000 and 25,000 five year warrants at $6.50 and $8.00, respectively for consulting services related to the Company’s expansion into Europe. The warrants were valued using Black-Scholes at $518,599. This amount will be amortized to consulting fees (in G&A on consolidated statements of operations) over the five year life of the warrants. At June 30, 2012, additional paid-in capital and consulting expense include $26,745 in amortization for the period since the warrants were issued.

On June 21, 2012, the Company issued 2,444,450 five-year redeemable warrants as noted above in the “Equity Raise” section.

9.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Hoot SA I, LLC	$12,690	$15,409
Chanticleer Foundation, Inc.	10,750	10,750
Chanticleer Investors, LLC	4,045	4,045
	$27,485	$30,204

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company as of June 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Chanticleer Investors II, LLC	$3,200	$1,485
Chanticleer Dividend Fund, Inc.	74,281	74,281
Hoot SA II, III and IV, LLC's	33,195	825
	$110,676	$76,591

Management income from affiliates

The Company had management income from its affiliates in the three and six months ended June 30, 2012 and 2011, as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Chanticleer Investors II, LLC	6,698	7,830	6,698	30,726
North American Energy Resources, Inc.	-	-	-	1,750
	$6,698	$7,830	$6,698	$32,476

Chanticleer Investors LLC

Investors LLC loaned the Company $4,045 at June 30, 2012 and December 31, 2011.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $6,698 and $30,726 in the six months ended June 30, 2012 and 2011, respectively.

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation (“SA Profits”) of each of the locations. As of June 30, 2012, Avenel Financial Group, Inc. has received an aggregate of $6,441 in SA Profits and $49,816 in return of investment under the same terms as the other limited partners.

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

Operation of restaurants ("Restaurants")

At June 30, 2012, the Company has majority ownership of four restaurants and a management company in South Africa. Three of the restaurants and the management company were operating for the entire first quarter of 2012 and the fourth restaurant opened in February 2012. Majority ownership was acquired effective September 30, 2011 and these operations are consolidated with the Company’s other operations since that date. At June 30, 2012, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open by the end of 2012. The operations in Australia will be accounted for using the equity method. The Company has also started activity in Hungary, Brazil and Europe, but operations have not yet commenced.

Financial information regarding the Company's segments is as follows for the three and six months ended June 30, 2012 and 2011.

Three months ended June 30, 2012

	Management	Restaurants	Total

Revenues	$31,698	$1,654,829	$1,686,527

Interest expense	$64,918	$136,632	$201,550

Depreciation and amortization	$2,917	$124,170	$127,087

Profit (loss)	$(624,745)	$(97,665)	$(722,410)
Investments and other			-
Non-controlling interest			(10,971)
			$(733,381)

Three months ended June 30, 2011

	Management	Restaurants	Total

Revenues	$32,830	$-	$32,830

Interest expense	$3,927	$-	$3,927

Depreciation and amortization	$2,512	$-	$2,512

Profit (loss)	$(233,375)	$6,461	$(226,914)
Investments and other			361
Non-controlling interest			566
			$(225,987)

Six months ended June 30, 2012

	Management	Restaurants	Total

Revenues	$56,698	$3,003,816	$3,060,514

Interest expense	$137,504	$241,264	$378,768

Depreciation and amortization	$5,689	$230,010	$235,699

Profit (loss)	$(1,072,077)	$(236,241)	$(1,308,318)
Investments and other			-
Non-controlling interest			6,824
			$(1,301,494)

Assets	$1,777,934	$3,808,825	$5,586,759
Cash and cash equivalents			3,673,005
Investments			847,311
			$10,107,075

Liabilities	$619,644	$634,940	$1,254,584

Expenditures for non-current assets	$3,978	$812,363	$816,341

Six months ended June 30, 2011

	Management	Restaurants	Total

Revenues	$474,143	$-	$474,143

Interest expense	$22,686	$-	$22,686

Depreciation and amortization	$5,061	$-	$5,061

Profit (loss)	$(32,811)	$11,564	$(21,247)
Investments and other			19,991
Non-controlling interest			976
			$(280)

Assets	$269,154	$92,536	$361,690
Cash and cash equivalents			1,871
Investments			1,192,220
			$1,555,781

Liabilities	$638,374	$-	$638,374

Expenditures for non-current assets	$-	$-	$-

11.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis.

The Company leases the land and buildings for its four restaurants in South Africa through its subsidiaries. The leases are for five year terms and include options to extend the terms. We lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. On May 7, 2012, the Company, through its subsidiary, signed a lease for the Budapest, Hungary location under similar terms to our South Africa restaurants, except the term is for 10 years. On July 1, 2012, the Company signed an office lease agreement for a satellite office in Florida for one year at a monthly rate of $600. Rent obligations at current foreign currency exchange rates for our five restaurants and the Florida satellite office as of June 30 are presented below:

2013	$676,963
2014	725,200
2015	785,335
2016	853,933
thereafter	1,435,978
Totals	$4,477,409

Rent expense for the three months ended June 30, 2012 and June 30, 2011 was $149,146 and $6,300, respectively. Rent expense for the three months ended June 30, 2012 for the South African restaurants was $142,621, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the three months ended June 30, 2012 for the management segment was $6,525, and is included in the “General and administrative expense” of the Consolidated Statement of Operations. Rent expense for the three months ended June 30, 2011 was all for the management segment. Rent expense for the six months ended June 30, 2012 and June 30, 2011 was $286,937 and $12,600, respectively. Rent expense for the six months ended June 30, 2012 for the South African restaurants was $273,887, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the six months ended June 30, 2012 for the management segment was $13,050, and is included in the “General and administrative expense” of the Consolidated Statement of Operations. Rent expense for the six months ended June 30, 2011 was all for the management segment.

12.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

June 30, 2012
Assets:
Available-for-sale securities	$80,713	$79,213	$1,500	$-

December 31, 2011
Assets:
Available-for-sale securities	$318,353	$316,853	$1,500	$-

At June 30, 2012 and December 31, 2011, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

INCREASE IN INVESTMENT IN CHANTICLEER INVESTORS, LLC

On July 12, 2012, the Company purchased one of Chanticleer Investors, LLC partners’ interest of $300,000, at cost, which represented 8.45% of Chanticleer Investors, LLC total investment in HOA of $3,550,000, which represents approximately 3% of HOA. This transaction increased our ownership percentage in Investors LLC from 14.1% to 22.5%.

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

Management’s Analysis of Business

We have changed our focus recently from managing investments to owning and operating Hooters franchises internationally.  Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls.  The menu consists of spicy chicken wings, seafood, sandwiches and salads.  Each locations menu can vary with the tastes of the locality it is in.  Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 430 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets.

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

RESTAURANT OPERATIONS

The following is a condensed unaudited statement of operations for our restaurant operations for the three and six months ended June 30, 2012, which currently consists of four Hooters locations in South Africa.

Three months ended June 30, 2012:

	(1)	(2)	(3)	(4)
	Durban	Johannesburg	CapeTown	Emperors Palace	Total Restaurants
Revenues	$294,293	$523,870	$162,341	$674,325	$1,654,829
Cost of Sales	109,940	187,338	62,942	246,001	606,221
Gross Profit	184,353	336,532	99,399	428,324	1,048,608

Recurring expenses:
Operating expenses	152,689	266,943	116,715	258,249	794,596
Interest expense	1,352	2,349	2,018	-	5,719
Depreciation and amortization	16,712	45,293	17,229	44,936	124,170
Income taxes	2,537	7,078	-	37,712	47,327
	173,290	321,663	135,962	340,897	971,812
Net income (loss) before non-recurring expenses	11,063	14,869	(36,563)	87,427	76,796
Bad debt expense	12,092				12,092
Pre-opening costs	-	-	-	-	-
Net income (loss)	$(1,029)	$14,869	$(36,563)	$87,427	64,704

Income from management company not absorbed above					1,901
Total South Africa restaurants					$66,605

(1) Durban location opened in December 2009.

(2) Johannesburg location opened in June 2010.

(3) CapeTown location opened in June 2011.

(4) Emperors Palace location opened mid-February 2012.

Six months ended June 30, 2012:

	(1)	(2)	(3)	(4)
	Durban	Johannesburg	CapeTown	Emperors Palace	Total Restaurants
Revenues	$555,792	$1,016,539	$325,876	$1,105,609	$3,003,816
Cost of Sales	207,768	363,357	127,970	403,675	1,102,770
Gross Profit	348,024	653,182	197,906	701,934	1,901,046

Recurring expenses:
Operating expenses	301,855	530,173	235,818	409,957	1,477,803
Interest expense	2,692	4,764	4,129	-	11,585
Depreciation and amortization	33,424	90,586	34,458	71,542	230,010
Income taxes	4,014	7,078	-	40,051	51,143
	341,985	632,601	274,405	521,550	1,770,541
Net income (loss) before non-recurring expenses	6,039	20,581	(76,499)	180,384	130,505
Bad debt expense	12,092				12,092
Pre-opening costs	-	-	-	78,287	78,287
Net income (loss)	$(6,053)	$20,581	$(76,499)	$102,097	40,126

Loss from management company not absorbed above					(2,793)
Total South Africa restaurants					$37,333

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

LIQUIDITY AND CAPITAL RESOURCES

Historical information:

At June 30, 2012 and December 31, 2011, the Company had current assets of $4,072,903 and $623,681; current liabilities of $1,023,065 and $3,627,306; and a working capital balance (deficit) of $3,049,838 and $(3,003,625), respectively. The Company incurred a loss of $1,301,494 during the six months ended June 30, 2012 and had an unrealized loss from available-for-sale securities of $237,639 and a foreign currency translation loss of $5,472, resulting in a comprehensive loss of $1,544,605.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011 and has increased to $481,000 in the first quarter of 2012 and $657,000 in the current quarter as we expanded our footprint internationally. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney and plans to open a second Australia location under the same terms before the end of 2012.

The Company has a note with a balance at June 30, 2012 of $239,241 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at June 30, 2012 of $0 (total available was $2,000,000). The line matures on August 20, 2012. The Company is currently negotiating an extension of the line of credit and terms. All of our prior notes payable and convertible debt were paid in either cash or common stock with the closing of our raise in June 2012.

The Company expects to meet its obligations in the remainder of 2012 and the first six months of 2013 with some or all of the following:

•	The cash proceeds received from the sale of units (consisting of common stock and warrants) in a registered offering declared effective on June 21, 2012 in which the company sold $11 million of units and netted approximately $10.1 million before expenses and approximately $3.6 million after conversion and payment of debt and accrued interest, Hoot SA non-controlling interest, and expenses;
•	Received $100,000 as an annual fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this annual fee for the next three years based on the current agreement;
•	Borrow, if and to the extent available, additional funds on its existing line of credit;

•	Positive cash flow from our South African restaurant operations.

Evaluation of the amounts and certainty of cash flows:

The Company plans to use the funding from the S-1 Registration to partially complete its expansion plans in South Africa, Brazil, Australia, Hungary and Europe. The Company has used short-term financing to meet the preliminary requirements of its planned expansion, principally in South Africa and Australia. The Company obtained less than originally contemplated from our offering, which may require the Company to limit its expansion plans. We would use limited partner funding and other sources of capital to the extent necessary to attempt to fund as much of the planned expansion as possible. There can be no assurance that any of this funding will be available when needed.

Cash requirements and capital expenditures:

In 2012, we expect to open one restaurant in each of the following countries – Australia (in addition to the one already opened in January 2012) and Budapest, Hungary; and plans to secure locations in South Africa and Brazil. The Company expects the total cash requirements for these restaurants to be approximately $3.3 million, of which approximately $1.3 million has been paid as of June 30, 2012.

In addition, we expect general and administrative expenses to be approximately $2.0-$2.3 million for 2012.

Discussion and analysis of known trends and uncertainties:

The world economy has been in a state of flux for some time with the debt problems of a number of countries in Europe, the recent recession in the United States, the significant increase to debt in the United States compounded by continuing to give away more than can reasonably be collected, the slowing economy in China and other factors. It is impossible to forecast what this will mean to our expansion plans in South Africa, Brazil, Australia, Europe and Hungary. We feel that we minimize our risks through investment in different geographical areas.

Expected changes in the mix and relative cost of capital resources:

Since the middle of 2010, the Company has utilized high cost capital to finance its international growth. The Company has eliminated the majority of this debt with new equity in June 2012 and further, to use this equity and possible additional financing as necessary to complete its expansion plans over the next two years.

Other prospective sources for and uses of cash:

The Company is seeking to renew its $2,000,000 line of credit which as been repaid as of June 30, 2012 and matures in August 2012. As discussed elsewhere in this Form 10-Q, effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. Previously all restaurant operations were accounted for using the equity method.

Comparison of three months ended June 30, 2012 and 2011

Revenue

Revenue amounted to $1,686,527 in the three months ended June 30, 2012 and $32,830 in the year earlier period.

Restaurant sales, net amounted to $1,654,829 for our four locations in South Africa, one of which opened to the public on February 17, 2012.

Revenues for the management business for the three months ended June 30, 2012 amounted to $31,698 and $32,830 in the year earlier period. Cash revenues were $25,000 and $416,667 in the three months ended June 30, 2012 and 2011, respectively. In the three months ended June 30, 2012 and in the year earlier period, the revenue from non-affiliates of $25,000 represents three months of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.  In the three months ended June 30, 2012 and in the year earlier period, an accrual of $$6,698 and $7,830, respectively, was recorded for management fees from Investors II.

Restaurant cost of sales

Restaurant cost of sales amounted to $606,221, or 36.6% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $711,808, or 43.0% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $25,000 incurred for the opening of our Hooters location in Budapest, Hungary expected in the third quarter of 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $656,596 in the three months ended June 30, 2012 and $259,766 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$54,486	$23,899
Payroll and benefits	202,340	143,359
Consulting and investor relation fees	153,046	23,706
Travel and entertainment	78,775	17,384
Accounting and auditing	3,900	25,850
Other G&A	164,049	25,568
	$656,596	$259,766

G&A costs are expected to range from $550-$650,000 per quarter for the remainder of 2012, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Payroll and benefits increased $58,981 in 2012 from 2011 primarily from the addition of restaurant management personnel beginning in the fourth quarter of 2011 and the addition of corporate personnel in the second quarter of 2012.

Consulting and investor relations fees increased $129,340 in 2012 from 2011 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $9,406 and $0 in 2012 and 2011, respectively. Non-cash amortization of warrant expense for services were $25,910 and $0 in 2012 and 2011, respectively.

Travel and entertainment increased $61,391 as Company personnel, primarily the CEO and investor relations personnel, traveled to increase our company awareness and lockdown financing and partners for the restaurant locales.

Other G&A expensese increased $138,481 in 2012 from 2011 primarily related to indirect costs of the capital raise which was completed in June 2012.

Depreciation and amortization

Depreciation expense for the three months ended June 30, 2012 and 2011 amounted to $120,058 and $2,512, respectively. The restaurant segment for the three months ended June 30, 2012 and 2011 amounted to $117,723 and $0, respectively, and the management business amounted to $2,335 and $2,512, respectively.

Amortization expense for the three months ended June 30, 2012 for the restaurant businesses related to franchise fees was $7,029. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the three months ended June 30, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(33,348)	$6,461
Realized gains from sale of investments	-	361
Interest expense	(201,550)	(3,927)
	$(234,898)	$2,895

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in 2012 of $33,348, and income from the Hoot SA partnerships in 2011 of $6,461.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in 2011 from a gain on sales of DineOut.

Interest Expense

Interest expense increased by $197,623 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit and convertible notes payable, all of which were paid off in June 2012 with the closing of the Company’s raise. Non-cash amortization of warrant expense for interest amounted to $22,659 and $0 in 2012 and 2011, respectively.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense of $47,327 based on the net profit of our South African locations at a 28% corporate income tax rate.

Comparison of six months ended June 30, 2012 and 2011

Revenue

Revenue amounted to $3,060,816 in the six months ended June 30, 2012 and $474,143 in the year earlier period.

Restaurant sales, net amounted to $3,003,816 for our four locations in South Africa, one of which opened to the public on February 17, 2012.

Revenues for the management business for the six months ended June 30, 2012 amounted to $56,698 and $474,143 in the year earlier period. The cash revenues for the management business in 2011was from a fee of $400,000 received in January 2011 for our services in facilitating the acquisition of HOA and TW plus the accrual of $41,667 for the annual $100,000 fee received in January 2012. In the six months ended June 30, 2012 the cash revenue of $50,000 represents six months of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.  The Company also recorded an accrual of $30,726 for management fees from Investors II in 2011. Non-cash revenues in the six months ended June 30, 2011 of $1,750 was recognized from the receipt of securities for our services.

The fair value of the equity instruments for management fees received was determined based upon the stock prices as of the date we reached an agreement with the third party. The terms of the securities are not subject to adjustment after the measurement date. See Note 4 of the consolidated financial statements for details.

Restaurant cost of sales

Restaurant cost of sales amounted to $1,102,770, or 36.7% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $1,327,578, or 44.2% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $91,120 incurred for the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012 and the expected opening of our Budapest, Hungary location in the third quarter of 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $1,137,868 in the six months ended June 30, 2012 and $484,224 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$114,396	$42,243
Payroll and benefits	373,357	262,108
Consulting and investor relation fees	271,643	40,350
Travel and entertainment	121,741	30,570
Accounting and auditing	46,600	47,350
Other G&A	210,131	61,603
	$1,137,868	$484,224

G&A costs are expected to range from $550-$650,000 per quarter for the remainder of 2012, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Payroll and benefits increased $111,249 in 2012 from 2011 primarily from the addition of restaurant management personnel beginning in the fourth quarter of 2011 and the addition of corporate personnel in the second quarter of 2012.

Consulting and investor relations fees increased $231,293 in 2012 from 2011 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $9,406 and $0 in 2012 and 2011, respectively. Non-cash amortization of warrant expense for services were $26,745 and $0 in 2012 and 2011, respectively.

Travel and entertainment increased $91,171 as Company personnel, primarily the CEO, traveled to increase our company awareness and lockdown financing and partners for the restaurant locales.

Other G&A expensese increased $148,528 in 2012 from 2011 primarily related to indirect costs of the capital raise which was completed in June 2012.

Depreciation and amortization

Depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $222,247 and $5,061, respectively. The restaurant segment for the six months ended June 30, 2012 and 2011 amounted to $217,722 and $0, respectively, and the management business amounted to $4,525 and $5,061, respectively.

Amortization expense for the six months ended June 30, 2012 for the restaurant businesses related to franchise fees was $13,452. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the six months ended June 30, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(43,886)	$11,564
Realized gains from sale of investments	-	19,991
Interest expense	(378,768)	(22,686)
Interest income	-	4,540
Miscellaneous income	-	476
	$(422,654)	$13,885

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in 2012 of $43,886, and income from the Hoot SA partnerships in 2011 of $11,564.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in 2011 from a gain on sales of DineOut.

Interest Expense

Interest expense increased by $356,082 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit and convertible notes payable, all of which were paid in full in June 2012 with the closing of the Company’s raise. Non-cash amortization of warrant expense for interest amounted to $45,318 and $0 in 2012 and 2011, respectively.

Interest Income

Interest income in 2012 decreased $4,540 as 2011 includes earnings from Investors for one month, compared to 2012 which had none.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense of $51,143 based on the net profit of our South African locations at a 28% corporate income tax rate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Our management has determined that, as of June 30, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:             LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:              RISK FACTORS

Not applicable.

ITEM 2:              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 5,000 unregistered common stock shares on May 8, 2012 for services. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:              DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:              OTHER INFORMATION

None.

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

CHANTICLEER HOLDINGS, INC.

Date: August 13, 2012	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

Date: August 13, 2012	By:	/s/ Eric S. Lederer
Eric S. Lederer,
Chief Financial Officer

