Form 10-K/A
period 2011-12-31
Chanticleer Holdings, Inc.
filed 2012-12-04
CIK 1106838

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2011 on April 6, 2012 (the "Original Report"). We are filing this Amendment No. 1 on Form 10-K/A-1 (this " Amendment") to make the following changes:

•	To add Note 17 for the restatement;
•	To update management discussion and analysis in Item 7;
•	To restate financial statements as required;
•	To add restated reference in the financial statements;
•	To amend disclosure of Controls and Procedures in Item 9A; and
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

On September 7, 2012, the audit committee of Chanticleer Holdings, Inc. (the “Company”), upon recommendation of the Company’s management determined that the Company’s Consolidated Financial Statements for its fiscal year ended December 31, 2011 could no longer be relied on. The Company determined that the Financial Statements of Kiarabrite (Pty) Ltd., Dimaflo (Pty) Ltd., Tundraspex (Pty) Ltd., Civisign (Pty) Ltd., Dimalogix (Pty) Ltd., and Chanticleer & Shaw Foods (Pty.) Ltd. (collectively referred to as the “South Africa Operations”) which are the South African management company and the four entities organized for the stores we operate in South Africa, and the company that owns the HOA franchise rights for the territory of South Africa, were not audited as the Company was led to believe. Accordingly, this Amendment is being filed to include the report of the independent registered public accounting firm responsible for performing the audit of our South Africa Operations. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

2

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

GENERAL DEVELOPMENT OF BUSINESS

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut"), Chanticleer and Shaw Food (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”) and Crown Restaurants Kft. (“CRK”) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”).

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company (For additional information, see www.chanticleeradvisors.com.);

•	Ventures was formed as a wholly owned Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•	CHL was formed as a wholly owned Limited Liability Company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia;

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP has not commenced business at December 31, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company plans to register CIP as a registered investment advisor with the state of North Carolina so that it can market openly to the public;

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe for Hooters South African stores (the Company owns approximately 89% of DineOut at December 31, 2011;

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 80% and local management owns 20% at December 31, 2011;

•	C&S was formed in 2009 in South Africa, is owned 100% by the Company, and holds the Hooters of America (“HOA”) franchise rights in South Africa;

•	DFLO was formed on August 16, 2011 in South Africa, is owned 52% by the Company and 48% by outside investors at December 31, 2011 and owns the Hooters restaurant in Durban, South Africa;

•	TPL was formed on August 18, 2011in South Africa, is owned 66% by the Company and 34% by outside investors at December 31, 2011 and owns the Hooters restaurant in Johannesburg, South Africa;

•	CPL was formed on August 29, 2011 in South Africa, is owned 60% by the Company and 40% by outside investors at December 31, 2011 and owns the Hooters restaurant in Cape town, South Africa;

•	DLOG was formed on August 27, 2011 in South Africa, is owned 100% by the Company at December 31, 2011 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa;

•	CRK was formed on October 12, 2011 in Hungary, is owned 80% by the Company and 20% by a local investor at December 31, 2011 and is intended to own restaurants in Hungary and Poland; and

•	AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations. AFS's business operation was not activated and was discontinued in September 2011.

Information regarding the Company’s unconsolidated affiliates is as follows:

•	Investors LLC is a limited liability company formed in 2006 through which the Company raised $5,000,000 and began its relationship with Hooters of America, Inc. (“HOA”). Initially structured as a loan transaction, the loan was repaid in early 2011 and $3,550,000 was invested in HOA Holdings, LLC (“HOA LLC”). HOA LLC completed the acquisition of HOA and Texas Wings, Inc. (“TW”) in early 2011 and created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. Investors LLC owns approximately 3.1% of HOA LLC and the Company owns approximately 14% of Investors LLC.

•	Investors II is a fund with $2,650,660 in net assets at January 1, 2012, is managed by Advisors and receives performance fees.

•	Chanticleer Dividend Fund, Inc. (“CDF”) was formed on November 10, 2010 in Maryland. CDF filed a registration statement in January 2011 under Form N-2 with plans to register as a non-diversified, closed-end investment company. Advisors will have a role in management of CDF when its registration statement becomes effective.

•	Chanticleer Foundation, Inc. (“CF”) is a non-profit organization formed for charitable purposes. CF is controlled by its board, which consists of Mr. Pruitt, a director of the Company and an employee of the Company.

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

South Africa

We currently have four Hooters locations in South Africa in Cape Town, Durban and Johannesburg (two locations), which are owned by four companies which we control.  In order to obtain investor funds to pay for the initial costs involved in commencing operations for each of the South Africa locations, we agreed to allocate a portion of the profits from each restaurant such that the investors in Cape Town, Durban, and the first Johannesburg location receive 40% of the net profits after taxation (the “SA Profits”) until they have received a return of their investment and a pre-tax annual compounded return on that investment of 20% (the “SA Return”).  Once the investors have received the SA Return, the investors are thereafter entitled to receive 10%, respectively, of the SA Profits.

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

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

At December 31, 2011 and 2010, the Company had current assets of $641,963 and $158,718; current liabilities of $3,720,486 and $645,634; and a working capital deficit of $3,078,523 and $486,916, respectively. The Company incurred a loss of $1,162,714 during the year ended December 31, 2011 and had an unrealized loss from available-for-sale securities of $13,005 and foreign currency translation losses of $4,372, resulting in a comprehensive loss of $1,180,091.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011. In the fourth quarter of 2011, $68,000 was added when we began consolidating the South African operations. The Company expects costs to increase as we expand our footprint internationally in 2012. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at December 31, 2011 of $242,964 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at December 31, 2011 of $1,165,000 (total available $2,000,000) due on August 20, 2012. We also have convertible notes payable with certain investors with a balance at December 31, 2011 of $1,625,000 due in the second quarter of 2012. The Company’s South African subsidiaries have bank overdraft and term facilities of $593,928 which are in place as of the date of this 10-K/A report. The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed or not fully subscribed, to fund its share of costs for additional Hooters restaurants.

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

RESULTS OF OPERATIONS

Revenue

Revenue amounted to $1,476,649 in 2011 and $136,301 in 2010. Cash revenues were $493,167 and $980,247 in 2011 from the management and restaurant businesses, respectively, and $84,218 in 2010 from the management business. The majority of our cash revenues in 2011 for the management business was from a fee of $400,000 received in January 2011 for our services in facilitating the acquisition of HOA and TW and of $91,667 of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.  In 2010 cash revenues were management fees from Investors LLC and Investors II. Non-cash revenues in 2011 and 2010 of $3,235 and $52,083, respectively were recognized from the receipt of securities for our services.

The fair value of the equity instruments for management fees received was determined based upon the stock prices as of the date we reached an agreement with the third party. The terms of the securities are not subject to adjustment after the measurement date. See Note 4 of the consolidated financial statements for details.

Restaurant cost of sales

Restaurant cost of sales totaled $504,971, or 51.5% of restaurant net sales. We expect the percentage to decrease as we open more stores in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses totaled $598,225, or 61.0% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

General and Administrative Expense (“G&A”)

G&A amounted to $1,249,749 in 2011 and $935,110 in 2010. The more significant components of G&A are summarized as follows:

	2011	2010

Professional fees	$104,016	$106,594
Payroll and benefits	563,323	518,162
Consulting and investor relation fees	261,315	17,223
Travel and entertainment	84,767	42,950
Accounting and auditing	70,450	67,914
Director fees	-	42,500
Bad debt expense	750	24,907
Other G&A	165,128	114,860
	$1,249,749	$935,110

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

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31, 2011 and 2010:

	2011	2010
Other income (expense):
Equity in earnings (losses) of investments	$(76,113)	$58,337
Realized gains from sale of investments	94,353	106,035
Interest expense	(183,467)	(140,016)
Interest income	4,541	46,000
Miscellaneous income	476	-
Other than temporary decline in available-for-sale securities	(147,973)	(40,386)
	$(308,183)	$29,970

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown and Hoot SA partnerships in 2011 of $66,857 and $9,256, respectively and income from the Hoot SA partnerships in 2010 of $58,337.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in 2011 from a gain on sales of DineOut of $19,991 and a gain from our Hooters South Africa interests of $74,362 and in 2010 from a gain on sales of DineOut of $157,807, a loss on sales of Vought Defense Systems of $58,355 and a gain on sales of Healthsport of $6,583.

Interest Expense

Interest expense increased by $43,451 in 2011 from 2010 primarily due to the addition in 2011 of a line of credit for $1,165,000 and convertible notes payable in the amount of $1,625,000, offset by the conversion of $686,500 of convertible notes payable from 2010.

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

Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price of a business over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  Step one compares the fair value of the reporting unit to its carrying value.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed.  Step two compares the carrying value of the reporting units’ goodwill to its implied fair value (i.e. fair value of the reporting unit less the fair value of the units’ assets and liabilities, including identifiable intangible assets).  If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment.

At December 31, 2011, the Company performed an annual evaluation of its goodwill as required under ASC Topic 350. As a result of this evaluation, the Company determined that no goodwill impairment was necessary, as the current performance and future expectations support the carrying value of goodwill.

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our restaurants. The Company amortizes these amounts over a 20 year periods, which is the life of the franchise agreement.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations and commitments as of December 31, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$263,921	$20,250	$243,671	$-	$-
Operating Lease Obligations (2)	2,875,023	579,250	1,277,264	1,018,509	-
Capital Lease Obligations (3)	150,093	52,463	76,194	21,436	-
Purchase Obligations (4)	550,000	550,000	-	-	-
Total	$3,839,037	$1,201,963	$1,597,129	$1,039,945	$-

(1) Represents the outstanding principal amounts and interest on all our long-term debt.

(2) Represents operating lease commitments for our four Hooters restaurants in South Africa.

(3) Represents capital lease commitments on principal and interest for three Hooters restaurants in South Africa.

(4) Represents commitments for Hooters international restaurants in Australia

If the raise discussed in Note 16, Subsequent Events, is successful, the Company plans to commit approximately $4,500,000 in Brazil and $3,400,000 in South Africa for additional restaurant locations.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8:	Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

CREASON & ASSOCIATES, P.L.L.C.

7170 S. Braden Ave., Suite 100

Tulsa, Oklahoma 74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

The Board of Directors and Stockholders of

Chanticleer Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Kiarabrite (Pty) Ltd, Dimaflo (Pty) Ltd, Tundraspex (Pty) Ltd, Civisign (Pty) Ltd, Dimalogix (Pty) Ltd and Chanticleer & Shaw Foods (Pty.) Ltd. (collectively referred to as the South Africa Operations), wholly-owned and majority-owned subsidiaries, which statements reflect total assets and revenues constituting 45 percent and 66 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the South Africa Operations, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the audit report of the other auditors provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2011, and for the year then ended.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chanticleer Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma

April 3. 2012 (Except for the effects of the restatement
as discussed in Note 17 to the consolidated financial
statements, which are dated December 4, 2012)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

Chanticleer Holdings, Inc.

We have audited the accompanying combined balance sheet of South African Subsidiaries of Chanticleer Holdings, Inc. (the “Company”) as of December 31, 2011, and the related combined statements of operations, changes in equity and cash flows for the period from October 1, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South African Subsidiaries of Chanticleer Holdings, Inc., as of December 31, 2011, and the results of its operations and its cash flows for the period from October 1, 2011 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY

December 4, 2012

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(Restated)
	(Notes 3 and 17)
ASSETS
Current assets:
Cash and cash equivalents	$165,129	$46,007
Accounts receivable	108,714	4,258
Other receivable	42,109	-
Inventory	105,073	-
Due from related parties	76,591	84,269
Prepaid expenses	144,347	24,184
TOTAL CURRENT ASSETS	641,963	158,718
Property and equipment, net	1,505,059	25,563
Goodwill	396,487	-
Intangible assets, net	325,084	-
Investments at fair value	318,353	352,500
Other investments	1,582,148	853,798
Deposits and other assets	29,605	23,980
TOTAL ASSETS	$4,798,699	$1,414,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,171,855	$250,000
Convertible notes payable	1,625,000	-
Accounts payable and accrued expenses	478,005	277,535
Other current liabilities	330,607	1,750
Current maturities of capital leases payable	41,590	-
Deferred rent	43,225	-
Due to related parties	30,204	116,349
TOTAL CURRENT LIABILITIES	3,720,486	645,634
Capital leases payable, less current maturities	85,853	-
Deferred rent	7,162	-
Other liabilities	263,321	-
Long-term debt, less current maturities	236,109	686,500
TOTAL LIABILITIES	4,312,931	1,332,134
Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued 3,012,121 shares and 2,571,918 shares; and outstanding 2,498,891 and 2,048,688 shares at December 31, 2011 and 2010, respectively	301	257
Additional paid in capital	6,459,506	5,456,067
Other comprehensive income	50,650	68,027
Non-controlling interest	593,863	24,175
Accumulated deficit	(6,092,132)	(4,929,418)
Less treasury stock, 513,230 shares and 523,230 shares at
December 31, 2011 and 2010, respectively	(526,420)	(536,683)
	485,768	82,425
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,798,699	$1,414,559

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010
	(Restated)
	(Notes 3 and 17)
Revenue:
Restaurant sales, net	$980,247	$-
Management fee income - non-affiliates	493,167	20,833
Management fee income - affiliates	3,235	115,468
Total revenue	1,476,649	136,301
Expenses:
Restaurant cost of sales	504,971	-
Restaurant operating expenses	598,225	-
General and administrative expense	1,249,749	935,110
Asset impairment	-	250,000
Depreciation and amortization	79,542	11,079
Total expenses	2,432,487	1,196,189
Loss from operations	(955,838)	(1,059,888)
Other income (expense)
Equity in earnings (losses) of investments	(76,113)	58,337
Realized gains from sales of investments	94,353	106,035
Interest income	4,541	46,000
Miscellaneous income	476	-
Interest expense	(183,467)	(140,016)
Other than temporary decline in available-for-sale securities	(147,973)	(40,386)
Total other income (expense)	(308,183)	29,970
Net loss before non-controlling interest	(1,264,021)	(1,029,918)
Non-controlling interest	101,307	18,353
Net loss	(1,162,714)	(1,011,565)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(13,005)	152,027
Foreign translation losses	(4,372)	-
Other comprehensive loss	$(1,180,091)	$(859,538)

Net earnings (loss) per share, basic and diluted	$(0.49)	$(0.51)
Weighted average shares outstanding	2,370,036	1,990,462

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2011 (Restated) (Notes 3 and 17) and 2010

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, December 31, 2009	2,492,752	$250	$5,255,624	$(84,000)	$-	$(3,917,853)	$(536,003)	$718,018
Common stock issued for:
Consultants	15,572	1	24,999	-	-	-	-	25,000
Amounts due related party	33,594	3	58,787	-	-	-	-	58,790
Accounts payable	10,000	1	17,499	-	-	-	-	17,500
Director fees	20,000	2	42,498	-	-	-	-	42,500
Beneficial conversion feature of convertible notes payable	-	-	56,660	-	-	-	-	56,660
Available-for-sale securities	-	-	-	152,027	-	-	-	152,027
Purchase treasury stock	-	-	-	-	-	-	(680)	(680)
Non-controlling interest	-	-	-	-	42,528	-	-	42,528
Net loss	-	-	-	-	(18,353)	(1,011,565)	-	(1,029,918)

Balance, December 31, 2010	2,571,918	257	5,456,067	68,027	24,175	(4,929,418)	(536,683)	82,425
Common stock issued for:
Convertible notes payable and accrued interest	412,286	41	731,046	-	-	-	-	731,087
Services	27,750	3	74,570	-	-	-	-	74,573
Cash	167	-	500	-	-	-	-	500
Available-for-sale securities contributed by CEO	-	-	125,331	-	-	-	-	125,331
Warrants sold, net	-	-	20,608	-	-	-	-	20,608
Amortize warrants	-	-	35,247	-	-	-	-	35,247
Sell treasury stock	-	-	16,137	-	-	-	10,263	26,400
Available-for-sale securities	-	-	-	(13,005)	-	-	-	(13,005)
Non-controlling interest	-	-	-	-	670,995	-	-	670,995
Foreign translation loss	-	-	-	(4,372)	-	-	-	(4,372)
Net loss	-	-	-	-	(101,307)	(1,162,714)	-	(1,264,021)

Balance, December 31, 2011	3,012,121	$301	$6,459,506	$50,650	$593,863	$(6,092,132)	$(526,420)	$485,768

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
	(Restated)
	(Notes 3 and 17)
Cash flows from operating activities:
Net loss	$(1,162,714)	$(1,011,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Other than temporary decline in value of available-for-sale securities	147,973	40,386
Bad debt expense - related party	750	24,907
Non-controlling interest	(101,307)	(18,353)
Consulting and other services rendered in exchange for investment securities	(1,500)	(33,000)
Depreciation and amortization	79,542	11,079
Equity in (earnings) loss of investments	76,113	(58,337)
Asset impairment	-	250,000
Common stock issued for services	74,573	49,375
(Gain) loss on sale of investments	(94,353)	(106,035)
Beneficial converstion feature of convertible notes payable	-	56,660
Revaluation of equity investment prior to acquisitions	74,362	-
Amortization of warrants	35,247	-
(Increase) decrease in amounts due from affiliate	(54,217)	(46,547)
(Increase) decrease in accounts receivable	(81,528)	(4,258)
(Increase) decrease in other receivable	(42,109)	-
(Increase) decrease in prepaid expenses and other assets	(58,690)	-
(Increase) decrease in inventory	(36,676)	-
Increase (decrease) in accounts payable and accrued expenses	(30,701)	89,807
Increase (decrease) in deferred rent	20,308	-
Increase (decrease) in deferred revenue	(1,750)	(19,083)
Advance from related parties for working capital	-	14,650
Net cash used by operating activities	(1,156,677)	(760,314)

Cash flows from investing activities:
Proceeds from sale of investments	190,325	281,765
Investment distribution	8,140	16,137
Purchase of investments	(1,502,247)	(26,334)
Franchise cost	(75,000)	-
Purchase of property and equipment	(219,811)	(4,517)
Treasury stock proceeds (acquired)	26,400	(680)
Deposit made for investment	-	(20,000)
Net cash provided (used) by investing activities	(1,572,193)	246,371

Cash flows from financing activities:
Proceeds from sale of common stock	500	-
Proceeds from sale of common stock warrants, net	20,608	-
Loan proceeds	2,790,000	541,000
Loan repayment	(7,036)	(4,500)
Capital lease payments	(13,970)	-
Other liabilities	62,262	-
Loans to related parties	-	(48,924)
Loan from related party	-	70,000
Net cash provided by financing activities	2,852,364	557,576
Effect of exchange rate changes on cash	(4,372)	-
Net increase in cash and cash equivalents	119,122	43,633
Cash and cash equivalents, beginning of year	46,007	2,374
Cash and cash equivalents, end of year	$165,129	$46,007

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2011 and 2010

	2011	2010
	(Restated)
	(Notes 3 and 17)
Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$101,479	$31,999
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for amounts due related party	$-	$58,790
Common stock issued for accounts payable	-	17,500
Reclassification of investment accounted for under the cost method as available-for-sale security	-	100,000
Due to related party exchanged for convertible note payable	25,000	-
Convertible notes payable exchanged for common stock	711,500	-
Accrued interest exchanged for common stock	10,000	-
Investment contributed by the Company's CEO	125,331	-
Common stock issued for prepaid consulting contract	44,850	-
Acquisition of subsidiaries:
Current assets, excluding cash and cash equivalents	$138,801	-
Property and equipment and intangible assets	1,985,799	-
Total assets excluding cash and cash equivalents	2,124,600	-
Liabilities assumed	953,917	-
Non-controlling interest	645,436	-
Prior investment of the Company	320,247	-
	1,919,600	-
Purchase price, net assets acquired - cash paid	$205,000	-

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”) and Dimalogix (Pty) Ltd (“DLOG”) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”). All significant inter-company balances and transactions have been eliminated in consolidation.

Effective March 23, 2011, the Company's common stock was forward split, 2 shares for each share issued, pursuant to written consent by a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company;

•	Ventures was formed as a wholly owned Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•	CHL was formed as a wholly owned Limited Liability Company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia;

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP has not commenced business at December 31, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company plans to register CIP as a registered investment advisor so that it can market openly to the public;

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe (the Company owns approximately 89% of DineOut at December 31, 2011);

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 80% and local management owns 20% at December 31, 2011;

•	C&S was formed in 2009 in South Africa, is owned 100% by the Company, and holds the Hooters of America (“HOA”) franchise rights in South Africa;

•	DFLO was formed on August 16, 2011 in South Africa, is owned 52% by the Company and 48% by outside investors at December 31, 2011, and owns the Hooters restaurant in Durban, South Africa;

•	TPL was formed on August 18, 2011in South Africa, is owned 66% by the Company and 34% by outside investors at December 31, 2011, and owns the Hooters restaurant in Johannesburg, South Africa;

•	CPL was formed on August 29, 2011 in South Africa, is owned 60% by the Company and 40% by outside investors at December 31, 2011 and owns the Hooters restaurant in Cape town, South Africa;

•	DLOG was formed on August 27, 2011 in South Africa, is owned 100% by the Company at December 31, 2011 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa; and

•	AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations. AFS's business operation was not activated and was discontinued in September 2011.

GOING CONCERN (restated)

At December 31, 2011 and 2010, the Company had current assets of $641,963 and $158,718; current liabilities of $3,720,486 and $645,634; and a working capital deficit of $3,078,523 and $486,916, respectively. The Company incurred a loss of $1,162,714 during the year ended December 31, 2011 and had an unrealized loss from available-for-sale securities of $13,005 and foreign currency translation losses of $4,372, resulting in a comprehensive loss of $1,180,091.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011. In the fourth quarter of 2011, $68,000 was added when we began consolidating the South African operations. The Company expects costs to increase as we expand our footprint internationally in 2012. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at December 31, 2011 of $242,964 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at December 31, 2011 of $1,165,000 (total available $2,000,000) due on August 20, 2012. We also have convertible notes payable with certain investors with a balance at December 31, 2011 of $1,625,000 due in the second quarter of 2012. The Company’s South African subsidiaries have bank overdraft and term facilities of $593,928. The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed or not fully subscribed, to fund its share of costs for additional Hooters restaurants.

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

InTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price of a business over the fair value of the identifiable net assets acquired. In accordance with ASC Topic 350, goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level.  Step one compares the fair value of the reporting unit to its carrying value.  If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed.  Step two compares the carrying value of the reporting units’ goodwill to its implied fair value (i.e. fair value of the reporting unit less the fair value of the units’ assets and liabilities, including identifiable intangible assets).  If the carrying value of goodwill exceeds its implied fair value, the excess is required to be recorded as impairment.

At December 31, 2011, the Company performed an annual evaluation of its goodwill as required under ASC Topic 350. As a result of this evaluation, the Company determined that no goodwill impairment was necessary, as the current performance and future expectations support the carrying value of goodwill.

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our restaurants. The Company amortizes these amounts over a 20 year periods, which is the life of the franchise agreement.

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

As of December 31, 2011 and 2010, there were no options outstanding. See Note 11 regarding outstanding warrants.

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

3.	ACQUISITION OF MAJORITY OWNED HOOTERS RESTAURANTS (Restated Note 17)

Effective October 1, 2011, the Company acquired majority ownership of a management company, a company that owns the HOA franchise rights for the territory of South Africa, and four Hooters restaurants in South Africa. Previously, the Company owned a minority interest in the restaurants and was not in control and these operations were accounted for using the equity method of accounting. New entities were formed for the operations and the Company’s ownership is as follows: KPL 80%, DFLO 52%, TPL 66%, CPL 60%, C&S 100% and DLOG 100%. The restaurant owned by DFLO in Durban opened in January 2010, the restaurant owned by TPL in Johannesburg opened in June 2010 and the restaurant owned by CPL in Cape Town opened in June 2011. The restaurant owned by DLOG opened in February 2012.

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

(Restated)
Current assets, excluding cash and cash equivalents	$138,801
Property and equipment and intangible assets	1,985,799
Total assets excluding cash and cash equivalents	$2,124,600
Liabilities assumed	953,917
Non-controlling interest	645,436
Prior investment of the Company	320,247
Purchase price (net assets acquired)	$205,000
Cash paid	$205,000

Liabilities assumed includes $593,928 at December 31, 2011 and $531,666 at September 30, 2011 in bank debt of the prior entities which the Company has agreed to repay without interest upon completion of its new financing. The $593,928 at December 31, 2011 is included in other liabilities.

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

	2011	2010

Net revenues	$4,840,914	$4,078,964
Net earnings (loss)	$(1,031,135)	$(466,153)
Net earnings (loss) per share, basic and diluted	$(0.44)	$(0.23)

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT DECEMBER 31, 2011 AND 2010

	2011	2010

Available-for-sale investments at fair value	$318,353	$352,500
Trading securities	-	-
Total	$318,353	$352,500

TRADING SECURITIES:

The Company had no transactions in trading securities during 2011. The following table summarizes the activity during 2010.

2010

Balance, beginning of year	$-
Shares acquired from a related party	26,334
Cost of securities sold	(26,334)
Balance, end of year	$-

Proceeds from sale of trading securities	$32,917
Gain from sale of trading securities	$6,583

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2011	2010

Cost at beginning of year	$284,473	$167,286
Contributed to the Company by it's CEO	125,331	-
Transfer from investments accounted for by the cost method	-	100,000
Received as management fees	1,500	33,000
Acquired in exchange for DineOut shares	-	124,573
Proceeds from sale of securities	-	(41,645)
Realized loss from sale of securities	-	(58,355)
Other than temporary loss in available-for-sale securities	(147,973)	(40,386)
Cost at end of year	263,331	284,473
Unrealized gain (loss)	55,022	68,027
Total	$318,353	$352,500

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
December 31, 2011
Remodel Auction *	$-	$-	$-	$(900)	$-
North Carolina Natural Energy *	1,500	-	1,500	-	-
North American Energy	126,000	(42,000)	84,000	-	-
North American Energy *	10,500	7,500	18,000	-	-
North American Energy	125,331	89,522	214,853	-	-
Efftec International, Inc. *	-	-	-	(22,500)	-
HiTech Stages	-	-	-	(124,573)	-
	$263,331	$55,022	$318,353	$(147,973)	$-

December 31, 2010
Syzygy Entertainment, Ltd. *	$-	$-	$-	$(1,286)	$-
Remodel Auction *	900	100	1,000	(39,100)	-
North American Energy	126,000	(98,000)	28,000	-	-
North American Energy *	10,500	(4,500)	6,000	-	-
Efftec International, Inc. *	22,500	22,500	45,000	-	-
Efftec International, Inc. (warrant) *	-	22,500	22,500	-	-
Vought Defense System Corp.	-	-	-	-	(58,355)
HiTech Stages	124,573	125,427	250,000	-	-
	$284,473	$68,027	$352,500	$(40,386)	$(58,355)

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

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT DECEMBER 31, 2011 AND 2010.

	2011	2010

Investments accounted for under the equity method	$815,550	$87,200
Investments accounted for under the cost method	766,598	766,598
Total	$1,582,148	$853,798

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2011	2010

Balance, beginning of year	$87,200	$82,500
Equity in earnings (loss)	(76,113)	58,337
New investments	812,604	-
Sale of investment	-	(37,500)
Distributions received	(8,141)	(16,137)
Balance, end of year	$815,550	$87,200

Equity investments consist of the following at December 31, 2011 and December 31, 2010:

	2011	2010
Carrying value:
Hoot SA I, II, III - South Africa	$143,274	$87,200
Hoot Campbelltown Pty. Ltd. (49%) - Australia	570,134	-
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	102,041	-
Brazil	101	-
	$815,550	$87,200

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

The summarized unaudited financial data for the South African operations of which we owned 20% at December 31, 2010 follows. The Company acquired majority ownership effective September 30, 2011, accordingly, the amounts in 2011 are for only nine months. In addition, the restaurant at the Hoot Campbelltown location incurred a loss for certain pre-opening expenses before it opened in January 2012, our share of which is included above.

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

On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC ("HOA LLC") and completed the acquisition of HOA and Texas Wings, Inc. ("TW"). Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2011 and 2010:

	2011	2010

Office and computer equipment	$32,179	$29,371
Furniture and fixtures	67,794	47,686
Construction in progress	217,001	-
Restaurant furnishings and equipment	1,333,926	-
	1,650,900	77,057
Accumulated depreciation	(145,841)	(51,494)
	$1,505,059	$25,563

Construction in progress consists of costs incurred as of December 31, 2011 for our Emperor’s Palace location in Johannesburg, South Africa, which opened in February 2012. Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our three locations opened as of December 31, 2011. Depreciation expense was $74,238 and $11,079 for the years ended December 31, 2011, and December 31, 2010, respectively. Restaurant furnishings and equipment includes capital lease assets of $141,416 with a net book value of $131,544 at December 31, 2011.

6.	INTANGIBLE ASSET (As Restated, see Note 17)

GOODWILL

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounts to $396,487. An evaluation was completed effective December 31, 2011 at which time the Company determined that no impairment was necessary.

INTANGIBLE ASSETS, NET

Intangible assets, net at December 31, 2011 consists of franchise fees for the Company’s South African restaurants of $330,388, less amortization of $5,304. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

The estimated amortization of the franchise costs for the years ending December 31, 2012 and thereafter is as follows:

For the year ending
December 31	Franchise Costs

2012	$17,251
2013	17,251
2014	17,251
2015	17,251
2016	17,251
Thereafter	238,829

Total	$325,084

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	December 31,	December 31,
	2011	2010

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	$1,165,000	$-

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	242,964	250,000

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities (currently approximately 544,000 shares)	1,625,000	-

10% convertible notes payable; interest payable quarterly; due January 4, 2012; converted into common stock at the rate of $1.75 per share on March 30, 2011	-	686,500
	3,032,964	936,500
Notes payable and current portion of long-term debt	2,796,855	250,000
Long-term debt, less current portion	$236,109	$686,500

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 11.

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

8.	Bank Overdraft and Term Facilities

Bank overdraft and term facilities at December 31, 2011 are associated with the South African Operations and consist of the following:

Amount
Bank overdraft facilities (1)	$255,607
Term facility (2)	112,950
Term facility (3)	225,371

Principal balance	$593,928
Less: current portion	330,607
Long-Term Portion	$263,321

(1)	Bank overdraft facilities are unsecured and have a total maximum facility of approximately $260,000. The interest rate as of December 31, 2011 is 11%. The facilities are reviewed annually and are payable on demand.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders.
(3)	The monthly payments of principal and interests of the term facility total approximately $5,300 and have been made for the period from October 1, 2011 through December 2011. The interest rate at December 31, 2011 is 10.3%.

9.	Capital Leases Payable

Capital leases payable at December 31, 2011 is associated with the South African Operations and consists of the following:

Capital lease payable, due in 53 monthly installments of $1,081, including interest at 10%, through April 2016	$46,149

Capital lease payable, due in 35 monthly installments of $800, including interest at 10%, through November 2014	24,186

Capital lease payable, due in 17 monthly installments of $1,470, including interest at 10%, through May 2013	23,211

Capital lease payable, due in 39 monthly installments of $1,022, including interest at 10%, through February 2015	33,897

Total capital leases payable	127,443
Less: current maturities	(41,590)

Total Long-Term Maturities	$85,853

The capital leases cover point of sale and other equipment for the three restaurants operating at December 31, 2011. Annual requirements for capital lease obligations are as follows:

December 31,	Amount
2012	$52,463
2013	42,172
2014	34,022
2015	16,033
2016	5,403
Total minimum lease payments	150,093
Less: amount representing interest	(22,650)

Present Value of Net Minimum Lease Payments	$127,443

10.	INCOME TAXES

The amounts of U.S. and foreign income before income taxes, with a reconciliation of tax at the federal United States statutory rate (34%) and the South African statutory rate (28%) with the provision for income taxes were:

	2011	2010

Loss (earnings) before income taxes:
United States	$890,941	$1,069,902
Foreign	271,773	(58,337)
	$1,162,714	$1,011,565
Computed "expected" income tax expense (benefit)	$(395,300)	$(343,900)
State income taxes, net of federal benefit	(46,500)	(40,500)
Travel, entertainment and other	3,700	10,100
Valuation allowance	438,100	374,300
Income tax expense (benefit)	$-	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax assets and liabilities at December 31, 2011 and 2010 were:

	2011	2010

Net operating loss carryforwards	$1,660,200	$1,381,600
Capital loss carryforwards	630,100	478,300
Investments	(86,700)	8,900
Foreign operations	103,300	-
Total deferred tax assets	2,306,900	1,868,800
Valuation allowance	(2,306,900)	(1,868,800)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $4,369,000 which will expire at various dates beginning in 2024 through 2031, if not utilized. The Company has a capital loss carryforward of $1,658,000 which expires between 2015 and0 2016 if not utilized. The tax basis of investments is less than their book cost by approximately $228,000.

11.	Stockholders’ Equity

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

12.	RELATED PARTY TRANSACTIONS

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011.

Other

The Company acquired trading securities from a related party for $26,334 which were sold for $32,917 in 2010.

13.	SEGMENTS OF BUSINESS

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

Financial information regarding the Company's segments is as follows for 2011 and 2010.

Year ended December 31, 2011 (restated)

	Management	Restaurants	Total

Revenues	$496,402	$980,247	$1,476,649

Interest expense	$118,995	$64,472	$183,467

Depreciation and amortization	$8,013	$71,529	$79,542

Profit (loss)	$(1,035,763)	$(228,258)	$(1,264,021)
Investments and other			-
Non-controlling interest			101,307
			$(1,162,714)

Assets	$950,966	$2,762,782	$3,713,748
Investments			1,084,951
			$4,798,699

Liabilities	$3,327,318	$985,613	$4,312,931

Expenditures for non-current assets	$2,808	$217,003	$219,811

Year ended December 31, 2010

	Management	Restaurants	Total

Revenues	$136,301	$-	$136,301

Interest expense	$140,016	$-	$140,016

Depreciation and amortization	$11,079	$-	$11,079

Profit (loss)	$(949,904)	$58,337	$(891,567)
Investments and other			(138,351)
Non-controlling interest			18,353
			$(1,011,565)

Assets	$208,261	$87,200	$295,461
Investments			1,119,098
			$1,414,559

Liabilities	$1,332,134	$-	$1,332,134

Expenditures for non-current assets	$4,517	$-	$4,517

The following is revenues and long-lived assets by geographic area as of and for the years ended December 31:

Revenue:	2011	2010
United States	$496,402	$136,301
South Africa	980,247	-
	$1,476,649	$136,301

Long-lived assets, end of year:	2011	2010
United States	$1,649,049	$1,168,641
South Africa	1,835,411	87,200
Australia	672,175	-
Brazil	101	-
	$4,156,736	$1,255,841

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

14.	COMMITMENTS AND CONTINGENCIES

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

2012	$579,250
2013	620,424
2014	656,840
2015	553,890
thereafter	464,619
Totals	$2,875,023

Rent expense for the years ended December 31, 2011 and December 31, 2010 was $112,334 and $25,200, respectively. Rent expense for the year ended December 31, 2011 for the South African restaurants was $83,116, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the year ended December 31, 2011 for the management segment was $29,218, and is included in the “General and administrative expense” of the Consolidated Statement of Operations. Rent expense for the year ended December 31, 2010 was all for the management segment.

15.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Assets:
Available-for-sale securities	$318,353	$316,853	$1,500	$-

December 31, 2010
Assets:
Available-for-sale securities	$352,500	$101,500	$251,000	$-

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

See Note 4 for further details of the Company's investments.

16.	SUBSEQUENT EVENTS

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

17.	RESTATEMENT OF 2011 FINANCIAL INFORMATION

These consolidated financial statements restate certain items previously reported by the Company for the 2011 year and revise certain items previously reported by the Company in the notes to the consolidated financial statements due to the events described below.

Restated balances for 2011 Financial Information items have been identified with the notation “Restated” where appropriate and applicable.

Other than the revising of the previously filed consolidated financial statements relating to the restatement, these notes to the consolidated financial statements speak as of the filing date of the Company’s original Form 10-K for the year ended December 31, 2011, filed on April 6, 2012, and these notes to the consolidated financial statements have not been updated to reflect other events occurring subsequent to the original filing date. These notes to the consolidated financial statements should be read in their historical context, except to the extent revised as a result of this restatement.

On September 7, 2012, the audit committee of Chanticleer Holdings, Inc. (the “Company”), upon recommendation of the Company’s management determined that the Company’s Consolidated Financial Statements for its fiscal year ended December 31, 2011 as originally filed in the Form 10-K could no longer be relied on. The Company determined that the Financial Statements of Kiarabrite (Pty) Ltd., Dimaflo (Pty) Ltd., Tundraspex (Pty) Ltd., Civisign (Pty) Ltd., Dimalogix (Pty) Ltd., and Chanticleer & Shaw Foods (Pty.) Ltd. (collectively referred to as the “South Africa Operations”) which are the South African management company and the four entities organized for the stores we operate in South Africa, and the company that owns the HOA franchise rights for the territory of South Africa, were not audited as the Company was led to believe. Accordingly, this Amendment is being filed to include the report of the independent registered public accounting firm responsible for performing the audit of our South Africa Operations. The following tables reflect the items which changed as a result of the restatement and includes the balances as previously reported, the adjustments and the restated balance.

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered approximately $42,109 of cash that was misappropriated by the SA CFO during the fourth quarter of 2011 (presented as “other receivable” on the Company’s combined balance sheet as of December 31, 2011), and approximately $128,000 in total for the period October 2011 through September 2012. As of November 23, 2012, approximately $40,000 has been recovered by the Company and payment plans are in place for the remainder.

The Company has engaged outside South African tax experts in September 2012 to assist with compliance with Value Added Tax (VAT), payroll taxes, and income taxes in South Africa. A voluntary disclosure agreement has been submitted and the Company is awaiting contact from the South African governmental agency.

In connection with the acquisition of assets as described in Note 3, the Company believes the purchase and sale with the seller was accomplished in accordance with the laws and regulations of the taxing authorities in South Africa. However, there can be no absolute assurance that the seller has fulfilled its tax and regulatory filing requirements, and whether or not the local authorities could seek to recover any unpaid taxes or other amounts from the Company, its shareholders or others. The Company is not aware of any known obligations for which the Company may be required to settle.

The following tables reflect the consolidated balance sheet, statement of operations and statement of cash flows as of December 31, 2011, and for the year then ended of the consolidated amounts previously reported, adjustments reflected in this amended filing, and the restated amounts for 2011.

Consolidated Balance Sheet

	December 31, 2011
	As Previously
	Reported	Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$151,928	13,201	165,129
Accounts receivable	103,982	4,732	108,714
Other receivable	-	42,109	42,109
Inventory	59,266	45,807	105,073
Due from related parties	76,591	-	76,591
Prepaid expenses	231,914	(87,567)	144,347
TOTAL CURRENT ASSETS	623,681	18,282	641,963
Property and equipment, net	2,508,823	(1,003,764)	1,505,059
Goodwill	-	396,487	396,487
Intangible assets, net	470,164	(145,080)	325,084
Investments at fair value	318,353	-	318,353
Other investments	1,579,677	2,471	1,582,148
Deposits and other assets	3,980	25,625	29,605
TOTAL ASSETS	$5,504,678	$(705,979)	$4,798,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,171,855	-	1,171,855
Convertible notes payable	1,625,000	-	1,625,000
Accounts payable and accrued expenses	288,996	189,009	478,005
Deferred rent	-	43,225	43,225
Other current liabilities	496,643	(166,036)	330,607
Current maturities of capital lease payable	-	41,590	41,590
Income taxes payable	14,608	(14,608)	-
Due to related parties	30,204		30,204
TOTAL CURRENT LIABILITIES	3,627,306	93,180	3,720,486
Capital lease payable, less current maturities	-	85,853	85,853
Deferred rent	-	7,162	7,162
Other liabilities	-	263,321	263,321
Long-term debt, less current maturities	236,109	-	236,109
TOTAL LIABILITIES	3,863,415	449,516	4,312,931
Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock	301	-	301
Additional paid in capital	6,459,506	-	6,459,506
Other comprehensive income	48,665	1,985	50,650
Non-controlling interest	1,692,019	(1,098,156)	593,863
Accumulated deficit	(6,032,808)	(59,324)	(6,092,132)
Less treasury stock	(526,420)	-	(526,420)
	1,641,263	(1,155,495)	485,768
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,504,678	$(705,979)	$4,798,699

Consolidated Statement of Operations

	December 31, 2011
	As Previously
	Reported	Adjustments	As Restated
Revenue:
Restaurant sales, net	$967,418	$12,829	$980,247
Management fee income - non-affiliates	493,167	-	493,167
Management fee income - affiliates	3,235	-	3,235
Total revenue	1,463,820	12,829	1,476,649
Expenses:
Restaurant cost of sales	360,810	144,161	504,971
Restaurant operating expenses	483,946	114,279	598,225
General and administrative expense	1,245,752	3,997	1,249,749
Depreciation and amortization	87,617	(8,075)	79,542
Total expenses	2,178,125	254,362	2,432,487
Loss from operations	(714,305)	(241,533)	(955,838)
Other income (expense)
Equity in earnings (losses) of investments	(76,113)	-	(76,113)
Realized gains from sales of investments	19,991	74,362	94,353
Interest income	4,541	-	4,541
Miscellaneous income	476	-	476
Interest expense	(180,825)	(2,642)	(183,467)
Other than temporary decline in available-for-sale securities	(147,973)	-	(147,973)
Total other income (expense)	(379,903)	71,720	(308,183)
Net loss before income taxes	(1,094,208)	(169,813)	(1,264,021)
Provision for income taxes	14,608	(14,608)	-
Net loss before non-controlling interest	(1,108,816)	(155,205)	(1,264,021)
Non-controlling interest	5,426	95,881	101,307
Net loss	(1,103,390)	(59,324)	(1,162,714)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(13,005)	-	(13,005)
Foreign translation losses	(6,357)	1,985	(4,372)
Other comprehensive loss	$(1,122,752)	$(57,339)	$(1,180,091)

Net earnings (loss) per share, basic and diluted	$(0.47)	$(0.03)	$(0.49)
Weighted average shares outstanding	2,370,036	2,370,036	2,370,036

Consolidated Statement of Cash Flows

	December 31, 2011
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,103,390)	$(59,324)	$(1,162,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Other than temporary decline in value of available-for-sale securities	147,973	-	147,973
Bad debt expense - related party	750	-	750
Non-controlling interest	(5,426)	(95,881)	(101,307)
Services rendered in exchange for investment securities	(1,500)	-	(1,500)
Depreciation and amortization	87,617	(8,075)	79,542
Equity in (earnings) loss of investments	76,113	-	76,113
Common stock issued for services	74,573	-	74,573
(Gain) loss on sale of investments	(19,991)	(74,362)	(94,353)
Revaluation of equity investments prior to acquistion	-	74,362	74,362
Amortization of warrants	35,247	-	35,247
(Increase) decrease in amounts due from affiliate	(54,217)	-	(54,217)
(Increase) decrease in accounts receivable	(73,830)	(7,698)	(81,528)
(Increase) decrease in other receivable	-	(42,109)	(42,109)
(Increase) decrease in prepaid expenses and other assets	(168,393)	109,703	(58,690)
(Increase) decrease inventory	5,988	(42,664)	(36,676)
Increase (decrease) in accounts payable and accrued expenses	(58,779)	28,078	(30,701)
Increase (decrease) in income taxes payable	14,608	(14,608)	-
Increase (decrease) in deferred revenue	(1,750)	-	(1,750)
Increase (decrease) in deferred rent	-	20,308	20,308
Net cash used by operating activities	(1,044,407)	(112,270)	(1,156,677)

Cash flows from investing activities:
Proceeds from sale of investments	190,325	-	190,325
Investment distribution	8,140	-	8,140
Purchase of investments	(1,285,500)	(216,747)	(1,502,247)
Franchise cost	-	(75,000)	(75,000)
Acquisition of subsidiaries	(205,000)	205,000	-
Purchase of property and equipment	(388,109)	168,298	(219,811)
Treasury stock proceeds (acquired)	26,400	-	26,400
Net cash provided (used) by investing activities	(1,653,744)	81,551	(1,572,193)

Cash flows from financing activities:
Proceeds from sale of common stock	500	-	500
Proceeds from sale of common stock warrants, net	20,608	-	20,608
Loan proceeds	2,790,000	-	2,790,000
Loan repayment	(7,036)	-	(7,036)
Capital lease payments	-	(13,970)	(13,970)
Increase in other liabilities	-	62,262	62,262
Net cash provided by financing activities	2,804,072	48,292	2,852,364
Effect of exchange rate changes on cash	-	(4,372)	(4,372)
Net increase in cash and cash equivalents	105,921	13,201	119,122
Cash and cash equivalents, beginning of year	46,007	-	46,007
Cash and cash equivalents, end of year	$151,928	$13,201	$165,129

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Our management has determined that, as of December 31, 2011, the Company's disclosure controls and procedures were ineffective.

In connection with the preparation of the its annual report for the period ended December 31, 2011, the Company’s management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2011, as a result of the existence of a material weakness in our internal controls over financial reporting related to the Company’s South African subsidiaries.

Since September 2012, the Company has made progress in improving its disclosure controls and procedures. The Company has taken, and are taking, the following actions to remediate the remaining material weaknesses in our internal control over financial reporting that existed at that date: (i) appointed a new South African CFO; (ii) improve segregation of duties; and (iii) adopt sufficient written policies and procedures for accounting and financial reporting.

The Company continues to strive to improve processes to enable them to provide complete and accurate public disclosure. Management believes they will not be able to conclude that the Company’s disclosure controls and procedures are effective until the material weaknesses have been fully remediated.

To address the material weaknesses listed above, management performed analyses and post-closing procedures designed to ensure the Company’s consolidated financial statements were prepared in accordance with U.S. GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period ended December 31, 2011.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting were ineffective as of December 31, 2011.

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

59

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

Part IV

Item 15:	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K/A:
•	Report of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets at December 31, 2011 and 2010
•	Consolidated Statements of Operations – For the years ended December 31, 2011 and 2010
•	Consolidated Statements of Stockholders’ Equity at December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2011 and 2010
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1(a)	Certificate of Incorporation (2)
3.1(b)	Certificate of Merger, filed May 2, 2005 (3)
3.1(c)	Certificate of Amendment, filed July 16, 2008
3.1(d)	Certificate of Amendment, filed March 18, 2011 (4)
3.2	Bylaws (2)
4.1	Form of Common Stock Certificate (5)
4.2	Form of Unit Certificate (1)
4.3	Form of Warrant Certificate (1)
4.4	Form of Warrant Agreement (1)
4.5	Form of Representative’s Warrant (1)
10.1	Revolving Credit Facility dated August 10, 2011 between the Company and Paragon Commercial Bank (5)
10.2	Form of Franchise Agreement between the Company and Hooters of America, LLC (5)
21	Subsidiaries

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 3, 2012.
(2)	Incorporated by reference to the Registration Statement on Form 10-SB filed on February 15, 2000.
(3)	Incorporated by reference from Exhibit 2.1 to the Quarterly Report on Form 10-Q, filed August 15, 2011.
(4)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed on March 18, 2011.
(5)	Incorporated by reference to the Registration Statement on Form S-1 filed on December 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 4, 2012.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

December 4, 2012	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
Michael D. Pruitt

December 4, 2012	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

December 4, 2012	Director	/s/ Michael Carroll
Michael Carroll

December 4, 2012	Director	/s/ Brian Corbman
Brian Corbman

December 4, 2012	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

December 4, 2012	Director	/s/ Keith Johnson
Keith Johnson

