Form 10-Q/A
period 2012-06-30
Chanticleer Holdings, Inc.
filed 2012-12-19
CIK 1106838

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 on August 13, 2012 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

•	To add Note 16 for the restatement;
•	To update management discussion and analysis in Item 2;
•	To restate financial statements as required;
•	To add restated reference in the financial statements;
•	To amend disclosure of Controls and Procedures in Item 4; and
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

On September 7, 2012, the audit committee of the Company, upon recommendation of the Company’s management determined that the Company’s Consolidated Financial Statements for its fiscal year ended December 31, 2011 as originally filed in the Form 10-K could no longer be relied on. The Company determined that the financial statements of Kiarabrite (Pty) Ltd., Dimaflo (Pty) Ltd., Tundraspex (Pty) Ltd., Civisign (Pty) Ltd., Dimalogix (Pty) Ltd., and Chanticleer & Shaw Foods (Pty) Ltd. (collectively referred to as the “South African Operations”) which are the South African management company and the four entities organized for the stores we operate in South Africa, and the company that owns the HOA franchise rights for the territory of South Africa, were not audited as the Company was led to believe. Accordingly, this Amendment is being filed to include the changes to the financial statements of the South African Operations and its impact on the consolidated financial statements of the Company for the period ended June 30, 2012, as a result of the audit of the South African Operations for the three months ended December 31, 2011 and the subsequent review of the operations for the three and six months ended June 30, 2012. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

2

Chanticleer Holdings, Inc. and Subsidiaries

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Restated Note 16)

June 30, 2012 (Unaudited) and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,568,416	$165,129
Accounts receivable	78,096	108,714
Other receivable	96,737	42,109
Inventory	140,007	105,073
Due from related parties	110,676	76,591
Prepaid expenses	102,606	144,347
TOTAL CURRENT ASSETS	4,096,538	641,963
Property and equipment, net	2,042,963	1,505,059
Intangible assets, net	968,318	721,571
Investments at fair value	80,713	318,353
Other investments	1,804,707	1,582,148
Deposits and other assets	100,491	29,605
TOTAL ASSETS	$9,093,730	$4,798,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$7,722	$1,171,855
Convertible notes payable	-	1,625,000
Accounts payable and accrued expenses	922,918	478,005
Other current liabilities	352,398	330,607
Current maturities of capital leases payable	39,054	41,590
Deferred rent	5,573	43,225
Due to related parties	27,485	30,204
TOTAL CURRENT LIABILITIES	1,355,150	3,720,486
Long-term debt, less current maturities	231,519	236,109
Capital leases payable, less current maturities	74,397	85,853
Deferred rent	76,098	7,162
Other liabilities	216,518	263,321
TOTAL LIABILITIES	1,953,682	4,312,931
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued 3,955,511 and 1,506,061 shares; and outstanding 3,698,896 and 1,249,446 shares at June 30, 2012 and December 31, 2011, respectively	396	151
Additional paid in capital	15,327,680	6,459,656
Other comprehensive income (loss)	(188,037)	50,650
Non-controlling interest	165,962	593,863
Accumulated deficit	(7,639,533)	(6,092,132)
Less treasury stock, 513,230 shares at June 30, 2012 and December 31, 2011	(526,420)	(526,420)
Total stockholders' equity	7,140,048	485,768
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,093,730	$4,798,699

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended June 30, 2012 (Restated Note 16) and June 30, 2011

(Unaudited)

	2012
	(Restated Note 16)	2011
Revenue:
Restaurant sales, net	$1,696,123	$-
Management fee income - non-affiliates	25,000	25,000
Management fee income - affiliates	6,698	7,830
Total revenue	1,727,821	32,830
Expenses:
Restaurant cost of sales	709,612	-
Restaurant operating expenses	923,290	-
Restaurant pre-opening expenses	23,499	-
General and administrative expense	656,112	259,766
Depreciation and amortization	87,161	2,512
Total expenses	2,399,674	262,278
Earnings (loss) from operations	(671,853)	(229,448)
Other income (expense)
Equity in earnings (losses) of investments	(33,348)	6,461
Realized gains from sales of investments	-	361
Interest expense	(208,102)	(3,927)
Total other income (expense)	(241,450)	2,895
Net earnings (loss) before income taxes	(913,303)	(226,553)
Provision for income taxes	-	-
Net earnings (loss) before non-controlling interest	(913,303)	(226,553)
Non-controlling interest	69,687	566
Net earnings (loss)	(843,616)	(225,987)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(132,021)	(38,209)
Foreign translation income (loss)	7,666	-
Other comprehensive income (loss)	$(967,971)	$(264,196)

Net earnings (loss) per share, basic and diluted	$(0.56)	$(0.18)
Weighted average shares outstanding	1,502,418	1,230,487

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Six Months Ended June 30, 2012 (Restated Note 16) and June 30, 2011

(Unaudited)

	2012
	(Restated Note 16)	2011
Revenue:
Restaurant sales, net	$3,083,618	$-
Management fee income - non-affiliates	50,000	441,667
Management fee income - affiliates	6,698	32,476
Total revenue	3,140,316	474,143
Expenses:
Restaurant cost of sales	1,291,163	-
Restaurant operating expenses	1,692,622	-
Restaurant pre-opening expenses	64,220	-
General and administrative expense	1,167,633	484,224
Depreciation and amortization	167,185	5,061
Total expenses	4,382,823	489,285
Earnings (loss) from operations	(1,242,507)	(15,142)
Other income (expense)
Equity in earnings (losses) of investments	(43,886)	11,564
Realized gains from sales of investments	-	19,991
Interest income	-	4,540
Miscellaneous income	-	476
Interest expense	(393,212)	(22,686)
Total other income (expense)	(437,098)	13,885
Net earnings (loss) before income taxes	(1,679,605)	(1,257)
Provision for income taxes	-	-
Net earnings (loss) before non-controlling interest	(1,679,605)	(1,257)
Non-controlling interest	132,204	977
Net earnings (loss)	(1,547,401)	(280)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(237,639)	(52,209)
Foreign translation income (loss)	(1,048)	-
Other comprehensive income (loss)	$(1,786,088)	$(52,489)

Net earnings (loss) per share, basic and diluted	$(0.62)	$(0.00)
Weighted average shares outstanding	2,498,882	1,129,124

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Six Months ended June 30, 2012 (Restated Note 16)

(Unaudited)

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, December 31, 2011	1,506,061	$151	$6,459,656	$50,650	$593,863	$(6,092,132)	$(526,420)	$485,768
Common stock issued for:
Services	5,000	1	32,399	-	-	-	-	32,400
Convertible notes payable and accrued interest	423,828	42	1,907,196					1,907,238
Non-controlling interest	219,248	22	(190,108)		-			(190,086)
Cash, net of expenses	1,801,374	180	7,051,284					7,051,464
Available-for-sale securities	-	-	-	(237,639)	-	-	-	(237,639)
Amortize warrants	-	-	72,063	-	-	-	-	72,063
Foreign translation loss				(1,048)				(1,048)
Acquistion of non-controlling interest for cash	-	-	(4,810)	-	(295,697)	-	-	(300,507)
Net loss	-	-	-	-	(132,204)	(1,547,401)	-	(1,679,605)
Balance, June 30, 2012	3,955,511	$396	$15,327,680	$(188,037)	$165,962	$(7,639,533)	$(526,420)	$7,140,048

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 (Restated Note 16) and June 30, 2011

(Unaudited)

	2012
	(Restated Note 16)	2011
Cash flows from operating activities:
Net earnings (loss)	$(1,547,401)	$(280)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Non-controlling interest	(132,204)	(977)
Depreciation and amortization	167,185	5,061
Equity in (earnings) loss of investments	43,886	(11,564)
Common stock issued for services	9,406	-
(Gain) loss on sale of investments	-	(19,991)
Amortization of warrants	72,063	-
(Increase) decrease in accounts and other receivables	(24,010)	(37,410)
(Increase) decrease in prepaid expenses and other assets	84,016	(30,482)
(Increase) decrease inventory	(34,934)	-
Increase (decrease) in accounts payable and accrued expenses	565,300	40,162
Increase (decrease) in deferred rent	31,284	-
Increase (decrease) in deferred revenue	-	(1,750)
Advance from related parties for working capital	(63,202)	(36,805)
Net cash used by operating activities	(828,611)	(94,036)

Cash flows from investing activities:
Proceeds from sale of investments	-	190,325
Proceeds from non-controlling interests	90,000	-
Investment distribution	-	6,228
Purchase of investments	(904,857)	(160,471)
Franchise fees incurred	(240,000)	-
Purchase of property and equipment	(696,839)	-
Net cash provided (used) by investing activities	(1,751,696)	36,082

Cash flows from financing activities:
Sale of common stock	7,051,464	-
Loan proceeds, net	2,915,000	-
Proceeds from sale of common stock warrants, net	-	16,058
Increase (decrease) in other liabilities	(25,012)	-
Loan and capital lease repayment	(3,956,813)	(2,240)
Net cash provided (used) by financing activities	5,984,639	13,818
Effect of exchange rate changes on cash	(1,045)	-
Net increase in cash and cash equivalents	3,403,287	(44,136)
Cash and cash equivalents, beginning of period	165,129	46,007
Cash and cash equivalents, end of period	$3,568,416	$1,871

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

For the Six Months Ended June 30, 2012 (Restated Note 16) and June 30, 2011

(Unaudited)

	2012
	(Restated Note 16)	2011

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$191,578	$69,058
Income taxes	-	-

Non-cash investing and financing activities:
Due to related party exchanged for convertible note payable	$-	$25,000
Convertible notes payable exchanged for common stock	1,907,238	711,500
Accrued interest exchanged for common stock	-	10,000
Common stock units issued for Hoot limited partner units	986,651	-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”) and Crown Restaurants Kft (“Crown”) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”). All significant inter-company balances and transactions have been eliminated in consolidation.

Further detailed information regarding the Company's subsidiaries can be found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

GENERAL

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2011, which is included in the Company’s Form 10-K/A.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 and December 31, 2011, the Company had restated current assets of $4,096,538 and $641,963; current liabilities of $1,355,150 and $3,720,486; and a working capital balance (deficit) of $2,741,388 and $(3,078,523), respectively. The Company incurred a loss of $1,547,401 during the six months ended June 30, 2012 and had an unrealized loss from available-for-sale securities of $237,639 and a foreign currency translation loss of $1,048, resulting in a comprehensive loss of $1,786,088.

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

The Company has a note with a balance at June 30, 2012 of $239,241 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at June 30, 2012 of $0 (total available was $2,000,000). The line matures on August 20, 2012. The Company is currently negotiating an extension of the line of credit and the terms. All of our prior notes payable and convertible debt were paid in either cash or common stock with the closing of our raise in June 2012 (for further details, see notes 7 and 10). In addition, the Company may use limited partnerships, if the Company’s raise is not sufficient or if the line of credit cannot be extended, to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in the remainder of 2012 and the first six months of 2013 with some or all of the following:

•	The cash proceeds received from the sale of units (consisting of common stock and warrants) in a registered offering declared effective on June 21, 2012 in which the company sold $11 million of units and netted approximately $10.1 million before expenses and approximately $3.6 million after payment of debt and accrued interest, Hoot SA non-controlling interest, and expenses;

•	Received $100,000 as an annual fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this annual fee for the next three years based on the current agreement;

•	Borrow, if and to the extent available, additional funds on its existing line of credit;

•	Positive cash flow from our South African restaurant operations.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 except for the following:

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

3.	ACQUISITION OF MAJORITY OWNED HOOTERS RESTAURANTS (RESTATED NOTE 16)

Effective October 1, 2011, the Company acquired majority ownership of a management company, a company that owns the HOA franchise rights for the territory of South Africa, and four Hooters restaurants in South Africa. Previously, the Company owned 50% of the restaurants but was not in control and these operations were accounted for using the equity method of accounting. New entities were formed for the operations and the Company’s ownership at June 30, 2012, after the buyout of the Hoot partnerships is as follows: KPL 80%, DFLO 82%, TPL 88%, CPL 90% and DLOG 97%. The restaurant owned by DFLO in Durban opened in January 2010, the restaurant owned by TPL in Johannesburg opened in June 2010, the restaurant owned by CPL in Cape Town opened in June 2011and the restaurant owned by DLOG opened in February 2012.

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

Liabilities assumed includes $568,916 and $593,928 at June 30, 2012 and December 31, 2011, respectively, in bank debt of the prior entities which the Company has agreed to repay without interest upon completion of its financing, subject to certain releases the Company has requested from the bank. These amounts are included in other liabilities at June 30, 2012 and December 31, 2011.

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

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT JUNE 30, 2012 AND DECEMBER 31, 2011.

	2012	2011

Investments accounted for under the equity method	$1,038,109	$815,550
Investments accounted for under the cost method	766,598	766,598
Total	$1,804,707	$1,582,148

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2012	2011

Balance, beginning of year	$815,550	$87,200
Equity in earnings (loss)	(43,886)	(76,113)
Equity investment consolidated at June 30, 2012	(143,274)	-
New investments	409,719	812,604
Distributions received	-	(8,141)
Balance, end of year	$1,038,109	$815,550

Equity investments consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011

Carrying value:
Hoot SA I, II, III - South Africa	$-	$140,803
Hoot Campbelltown Pty. Ltd. (49%) - Australia	526,248	570,134
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	511,584	102,041
Brazil	277	101
	$1,038,109	$813,079

Equity in earnings (loss) and distributions from equity investments during the three and six months ended June 30, 2012 and 2011 follows. The activity from the South African restaurants is through September 30, 2011 at which time the Company acquired majority ownership and began consolidating these operations.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Equity in earnings (loss):
Hoot S.A. I, II, III (opened June 2011)	-	6,461	-	11,564
Hoot Campbelltown (49%)	(33,348)	-	(43,886)	-
	$(33,348)	$6,461	$(43,886)	$11,564
Distributions:
Hoot S.A. I, LLC (20%)	-	1,689	-	4,335
Hoot S.A. II, LLC (20%)	-	-	-	1,893
	$-	$1,689	$-	$6,228

In June 2012, the Company issued 219,248 shares of its common stock and cash in the amount of $480,929 to acquire 75% of the interest held by the limited partners of the four Hoot limited partnerships. The Company’s interest in the four restaurants increased to the amounts in Note 3.

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

5.	PROPERTY AND EQUIPMENT (RESTATED NOTE 16)

Property and equipment consists of the following at June 30, 2012 and December 31, 2011:

	2012	2011

Office and computer equipment	$33,525	$32,179
Furniture and fixtures	47,686	47,686
Construction in progress	375,000	217,001
Restaurant furnishings and equipment	1,871,419	1,333,926
	2,327,630	1,630,792
Accumulated depreciation	(284,667)	(125,733)
	$2,042,963	$1,505,059

Depreciation expense for the three months ended June 30, 2012 and 2011:

Restaurants	$80,334	$-
Other	2,335	2,512
Total	$82,669	$2,512

Depreciation expense for the six months ended June 30, 2012 and 2011:

Restaurants	$154,409	$-
Other	4,525	5,061
Total	$158,934	$5,061

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our four locations opened as of March 31, 2012. Construction in progress consisted of costs incurred as of June 30, 2012 for our Budapest, Hungary location which we expect to open in late August 2012 and as of December 31, 2011 for our Emperor’s Palace location in Johannesburg, South Africa, which opened in February 2012 and its assets are currently in the restaurant furnishings and equipment line above.

Restaurant furnishings and equipment includes capital lease assets of $141,416 with a net book value of $114,706 at June 30, 2012 and capital lease assets of $141,416 with a net book value of $131,544 at December 31, 2011.

6.	INTANGIBLE ASSETS, NET (RESTATED NOTE 16)

GOODWILL

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounted to $396,487. An evaluation was completed effective December 31, 2011 at which time the Company determined that no impairment was necessary. No change has occurred as of June 30, 2012 which would cause the Company to revise their evaluation.

FRANCHISE COST

Franchise cost for the Company’s Hooters restaurants consists of the following at June 30, 2012 and December 31, 2011. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

	2012	2011

Goodwill	$396,487	$396,487

Franchise cost:

South Africa	$345,386	$330,388
Brazil	135,000	-
Hungary	105,000	-
	585,386	330,388
Accumulated amortization	(13,555)	(5,304)
	571,831	325,084
Intangible assets, net	$968,318	$721,571

Three months ended June 30, 2012 and 2011:

Amortization expense	$4,492	$-

Six months ended June 30, 2012 and 2011:

Amortization expense	$8,251	$-

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	June 30,	December 31,
	2012	2011

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	$-	$1,165,000

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	239,241	242,964

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued which range from January 22-June 26, 2012; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities (all notes and accrued interest were paid off with closing of raise in June 2012, either in cash or common stock)	-	1,625,000
	239,241	3,032,964
Notes payable and current portion of long-term debt	7,722	2,796,855

Long-term debt, less current portion	$231,519	$236,109

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 10.

8.	bank overdraft and term facilities (restated note 16)

Bank overdraft and term facilities at June 30, 2012 and December 31, 2011 are associated with the South African Operations and consist of the following:

	June 30,	December 31,
	2012	2011

Bank overdraft facilities (1)	$251,046	$255,607

Term facility (2)	112,950	112,950

Term facility (3)	204,920	225,371
	568,916	593,928
Other current liabilities	352,398	330,607
Other liabilities	$216,518	$263,321

(1)	Bank overdraft facilities are unsecured and have a total maximum facility of approximately $260,000. The interest rate as of June 30, 2012 and December 31, 2011 was 11%. The facilities are reviewed annually and are payable on demand.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders.
(3)	The monthly payments of principal and interest of the term facility total approximately $5,300 and have been made currently since October 1, 2011. The interest rate at June 30, 2012 and December 31, 2011 was 10.3%.

9.	capital lease payable (restated note 16)

Capital leases payable at June 30, 2012 and December 31, 2011 is associated with the South African Operations and consists of the following.

	June 30,	December 31,
	2012	2011

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$44,747	$46,149

Capital lease payable, due in 32 monthly insallments of $800 including interest at 10%, through November 2014	21,151	24,186

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	15,861	23,211

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	31,692	33,897
Total capital leases payable	113,451	127,443
Current maturities	39,054	41,590
Capital leases payable, less current maturities	$74,397	$85,853

The capital leases cover point of sale and other equipment for three of the four restaurants operating at June 30, 2012.

10.	Stockholders’ Equity

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

EQUITY RAISE

The Company filed a Form S-1 Registration Statement under the Securities Act of 1933 which was declared effective on June 21, 2012. The Company issued 2,444,450 units at $4.50 per unit, consisting of one share of Common Stock and one five year redeemable warrant exercisable at $5.00 per share for an issuance value of $11 million (net $7.2 million). The issuance of shares included shares issued upon the conversion of notes payable and accrued interest of approximately $1.9 million and shares issued for the purchase of a percentage of the Hoot SA non-controlling interest of approximately $1.0 million.

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
$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company's $2,000,000 line of credit discussed in Note 7. The Class A Warrant is for 100,000 shares exercisable at $5.50 per share for 10 years and the Class B Warrant is for 112,500 shares exercisable at $7.00 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At June 30, 2012 and December 31, 2011, additional paid-in capital includes $80,565 and $35,247, respectively, in amortization. Interest expense included $35,247 in the last six months of 2011 and $22,659 and $45,318 for the three and six months ended June 30, 2012, respectively.

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

12.	SEGMENTS OF BUSINESS

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

Financial information regarding the Company's segments is as follows for the three and six months ended June 30, 2012 and 2011.

Three months ended June 30, 2012 (Restated Note 16)

	Management	Restaurants	Total

Revenues	$31,698	$1,696,123	$1,727,821

Interest expense	$64,918	$143,184	$208,102

Depreciation and amortization	$2,335	$84,826	$87,161

Profit (loss)	$(577,135)	$(336,168)	$(913,303)
Investments and other			-
Non-controlling interest			69,687
			$(843,616)

Three months ended June 30, 2011

	Management	Restaurants	Total

Revenues	$32,830	$-	$32,830

Interest expense	$3,927	$-	$3,927

Depreciation and amortization	$2,512	$-	$2,512

Profit (loss)	$(233,375)	$6,461	$(226,914)
Investments and other			361
Non-controlling interest			566
			$(225,987)

Six months ended June 30, 2012 (Restated Note 16)

	Management	Restaurants	Total

Revenues	$56,698	$3,083,618	$3,140,316

Interest expense	$137,504	$255,708	$393,212

Depreciation and amortization	$4,525	$162,660	$167,185

Profit (loss)	$(1,024,469)	$(655,136)	$(1,679,605)
Investments and other			-
Non-controlling interest			132,204
			$(1,547,401)

Assets	$55,155	$3,584,739	$3,639,894
Cash and cash equivalents			3,568,416
Investments			1,885,420
			$9,093,730

Liabilities	$619,553	$1,334,129	$1,953,682

Expenditures for non-current assets	$1,346	$935,493	$936,839

Six months ended June 30, 2011

	Management	Restaurants	Total

Revenues	$474,143	$-	$474,143

Interest expense	$22,686	$-	$22,686

Depreciation and amortization	$5,061	$-	$5,061

Profit (loss)	$(32,811)	$11,564	$(21,247)
Investments and other			19,991
Non-controlling interest			976
			$(280)

Assets	$269,154	$92,536	$361,690
Cash and cash equivalents			1,871
Investments			1,192,220
			$1,555,781

Liabilities	$638,374	$-	$638,374

Expenditures for non-current assets	$-	$-	$-

13.	COMMITMENTS AND CONTINGENCIES

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

27

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

See Note 4 for further details of the Company's investments.

15.	SUBSEQUENT EVENTS

INCREASE IN INVESTMENT IN CHANTICLEER INVESTORS, LLC

On July 12, 2012, the Company purchased one of Chanticleer Investors, LLC partners’ interest of $300,000, at cost, which represented 8.45% of Chanticleer Investors, LLC total investment in HOA of $3,550,000, which represents approximately 3% of HOA. This transaction increased our ownership percentage in Investors LLC from 14.1% to 22.5%.

16.	RESTATEMENT OF 2011 AND 2012 FINANCIAL INFORMATION

These condensed consolidated financial statements restate certain items previously reported by the Company for the three and six months ended June 30, 2012 and revise certain items previously reported by the Company in the notes to the consolidated financial statements due to the events described below. For information regarding the restatement of the 2011 year see the Company’s Amended Form 10-K/A filed with the SEC on December 4, 2012.

Restated balances for 2012 and 2011 financial information items have been identified with the notation “Restated” where appropriate and applicable.

Other than the revising of the previously filed condensed consolidated financial statements relating to the restatement, these notes to the condensed consolidated financial statements speak as of the filing date of the Company’s original Form 10-Q for the six months ended June 30, 2012, filed on August 13, 2012, and these notes to the condensed consolidated financial statements have not been updated to reflect other events occurring subsequent to the original filing date. These notes to the condensed consolidated financial statements should be read in their historical context, except to the extent revised as a result of this restatement.

On September 7, 2012, the audit committee of the Company, upon recommendation of the Company’s management determined that the Company’s Consolidated Financial Statements for its fiscal year ended December 31, 2011 as originally filed in the Form 10-K could no longer be relied on. The Company determined that the financial statements of Kiarabrite (Pty) Ltd., Dimaflo (Pty) Ltd., Tundraspex (Pty) Ltd., Civisign (Pty) Ltd., Dimalogix (Pty) Ltd., and Chanticleer & Shaw Foods (Pty) Ltd. (collectively referred to as the “South African Operations”) which are the South African management company and the four entities organized for the stores we operate in South Africa, and the company that owns the HOA franchise rights for the territory of South Africa, were not audited as the Company was led to believe. Accordingly, this Amendment is being filed to include the changes to the financial statements of the South African Operations and its impact on the condensed consolidated financial statements of the Company for the period ended June 30, 2012, as a result of the audit of the South African Operations for the three months ended December 31, 2011 and the subsequent review of the operations for the three and six months ended June 30, 2012.

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered a balance of approximately $96,737 and $42,109 of cash that was misappropriated by the SA CFO as of the end of the second quarter of 2012 and the fourth quarter of 2011 (presented as “other receivable” on the Company’s condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011), and approximately $128,000 in total for the period from October 2011 through September 2012. As of December 10, 2012, approximately $41,000 has been recovered by the Company and payment plans are in place for the remainder.

The Company engaged outside South African tax experts in September 2012 to assist with compliance with Value Added Tax (VAT), payroll taxes, and income taxes n South Africa. A voluntary disclosure agreement has been submitted and the Company is awaiting contract from the South African governmental agency.

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

The following tables include the condensed consolidated balance sheet as of June 30, 2012, condensed consolidated statement of operations for the three months ended June 30, 2012 and condensed consolidated statements of operations and cash flows for the six months ended June 30, 2012 and include the consolidated amounts previously reported, adjustments reflected in this amended filing, and the restated amounts for 2012.

Condensed Consolidated Balance Sheet

	June 30, 2012
	As Previously
	Reported	Adjustment	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$3,673,005	(104,589)	3,568,416
Accounts receivable	41,667	36,429	78,096
Other receivable		96,737	96,737
Inventory	122,499	17,508	140,007
Due from related parties	110,676	-	110,676
Prepaid expenses	125,056	(22,450)	102,606
TOTAL CURRENT ASSETS	4,072,903	23,635	4,096,538
Property and equipment, net	3,102,917	(1,059,954)	2,042,963
Intangible assets, net	769,386	198,932	968,318
Investments at fair value	80,713	-	80,713
Other investments	2,077,176	(272,469)	1,804,707
Deposits and other assets	3,980	96,511	100,491
TOTAL ASSETS	$10,107,075	$(1,013,345)	$9,093,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$7,722	-	7,722
Accounts payable anc accrued expenses	592,963	329,955	922,918
Other current liabilities	332,340	20,058	352,398
Deferred rent	-	5,573	5,573
Current maturities of capital leases payable	-	39,054	39,054
Income taxes payable	62,555	(62,555)	-
Due to related parties	27,485	-	27,485
TOTAL CURRENT LIABILITIES	1,023,065	332,085	1,355,150
Deferred rent	-	76,098	76,098
Other liabilities	-	216,518	216,518
Long-term debt and capital leases, less current maturities	231,519	74,397	305,916
TOTAL LIABILITIES	1,254,584	699,098	1,953,682
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	396	-	396
Additional paid in capital	16,509,226	(1,181,546)	15,327,680
Other comprehensive income (loss)	(194,446)	6,409	(188,037)
Non-controlling interest	398,037	(232,075)	165,962
Accumulated deficit	(7,334,302)	(305,231)	(7,639,533)
Less treasury stock	(526,420)	-	(526,420)
	8,852,491	(1,712,443)	7,140,048
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,107,075	$(1,013,345)	$9,093,730

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2012
	As Previously
	Reported	Adjustments	As Restated
Revenue:
Restaurant sales, net	$1,654,829	$41,294	$1,696,123
Management fee income - non-affiliates	25,000	-	25,000
Management fee income - affiliates	6,698	-	6,698
Total revenue	1,686,527	41,294	1,727,821
Expenses:
Restaurant cost of sales	606,221	103,391	709,612
Restaurant operating expenses	711,808	211,482	923,290
Restaurant pre-opening expenses	25,000	(1,501)	23,499
General and administrative expense	656,596	(484)	656,112
Depreciation and amortization	127,087	(39,926)	87,161
Total expenses	2,126,712	272,962	2,399,674
Loss from operations	(440,185)	(231,668)	(671,853)
Other income (expense)
Equity in earnings (losses) of investments	(33,348)	-	(33,348)
Interest expense	(201,550)	(6,552)	(208,102)
Total other income (expense)	(234,898)	(6,552)	(241,450)
Net loss before income taxes	(675,083)	(238,220)	(913,303)
Provision for income taxes	47,327	(47,327)	-
Net loss before non-controlling interest	(722,410)	(190,893)	(913,303)
Non-controlling interest	(10,971)	80,658	69,687
Net loss	(733,381)	(110,235)	(843,616)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(132,021)	-	(132,021)
(none applies to non-controlling interest)
Foreign translation losses	(4,193)	11,859	7,666
Other comprehensive loss	$(869,595)	$(98,376)	$(967,971)

Net earnings (loss) per share, basic and diluted	$(0.49)	$(0.07)	$(0.56)
Weighted average shares outstanding	1,502,418	1,502,418	1,502,418

Condensed Consolidated Statement of Operations

	Six Months Ended June 30, 2012
	As Previously
	Reported	Adjustments	As Restated
Revenue:
Restaurant sales, net	$3,003,816	$79,802	$3,083,618
Management fee income - non-affiliates	50,000	-	50,000
Management fee income - affiliates	6,698	-	6,698
Total revenue	3,060,514	79,802	3,140,316
Expenses:
Restaurant cost of sales	1,102,770	188,393	1,291,163
Restaurant operating expenses	1,327,578	365,044	1,692,622
Restaurant pre-opening expenses	91,120	(26,900)	64,220
General and administrative expense	1,137,868	29,765	1,167,633
Depreciation and amortization	235,699	(68,514)	167,185
Total expenses	3,895,035	487,788	4,382,823
Loss from operations	(834,521)	(407,986)	(1,242,507)
Other income (expense)
Equity in earnings (losses) of investments	(43,886)	-	(43,886)
Interest expense	(378,768)	(14,444)	(393,212)
Total other income (expense)	(422,654)	(14,444)	(437,098)
Net loss before income taxes	(1,257,175)	(422,430)	(1,679,605)
Provision for income taxes	51,143	(51,143)	-
Net loss before non-controlling interest	(1,308,318)	(371,287)	(1,679,605)
Non-controlling interest	6,824	125,380	132,204
Net loss	(1,301,494)	(245,907)	(1,547,401)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities
(none applies to non-controlling interest)	(237,639)	-	(237,639)
Foreign translation losses	(5,472)	4,424)	(1,048)
Other comprehensive loss	$(1,544,605)	$(241,483)	$(1,786,088)

Net earnings (loss) per share, basic and diluted	$(0.52)	$(0.10)	$(0.62)
Weighted average shares outstanding	2,498,882	2,498,882	2,498,882

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2012
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,301,494)	$(245,907)	$(1,547,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(6,824)	(125,380)	(132,204)
Services rendered in exchange for investment securities	9,406	-	9,406
Depreciation and amortization	235,699	(68,514)	167,185
Equity in (earnings) loss of investments	43,886	-	43,886
Amortization of warrants	72,063	-	72,063
Bad debt expense	12,315	(12,315)	-
(Increase) decrease in accounts and other receivables	50,000	(74,010)	(24,010)
(Increase) decrease in prepaid expenses and other assets	170,374	(86,358)	84,016
(Increase) decrease inventory	(63,233)	28,299	(34,934)
Increase (decrease) in accounts payable and accrued expenses	424,261	141,039	565,300
Increase (decrease) in income taxes payable	47,947	(47,947)	-
Advance from related party for working capital	(63,202)	-	(63,202)
Increase (decrease) in deferred revenue and other liabilities	(70,802)	70,802	-
Increase (decrease) in deferred rent	-	31,284	31,284
Net cash used by operating activities	(439,604)	(389,007)	(828,611)

Cash flows from investing activities:
Proceeds from non-controlling interest	-	90,000	90,000
Purchase of investments	(933,948)	29,091	(904,857)
Franchise fees incurred	(312,674)	72,674	(240,000)
Purchase of property and equipment	(816,341)	119,502	(696,839)
Net cash provided (used) by investing activities	(2,062,963)	311,267	(1,751,696)

Cash flows from financing activities:
Proceeds from sale of common stock	7,051,464	-	7,051,464
Loan proceeds	2,915,000		2,915,000
Other liabilities	-	(25,012)	(25,012)
Loan and capital lease repayment	(3,942,820)	(13,993)	(3,956,813)
Net cash provided by financing activities	6,023,644	(39,005)	5,984,639
Effect of exchange rate changes on cash	-	(1,045)	(1,045)
Net increase in cash and cash equivalents	3,521,077	(117,790)	3,403,287
Cash and cash equivalents, beginning of year	151,928	13,201	165,129
Cash and cash equivalents, end of year	$3,673,005	$(104,589)	$3,568,416

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

Three months ended June 30, 2012 (Restated Note 16):

	(1)	(2)	(3)	(4)
	Durban	Johannesburg	CapeTown	Emperors Palace	Total Restaurants
Revenues	$301,911	$543,506	$174,202	$676,504	$1,696,123
Cost of Sales	125,888	210,832	108,448	264,444	709,612
Gross Profit	176,023	332,674	65,754	412,060	986,511

Recurring expenses:
Operating expenses, including management fees eliminated in consolidation	182,802	338,104	140,961	344,500	1,006,367
Interest expense	1,591	2,445	8,235	-	12,271
Depreciation and amortization	12,803	30,739	22,449	18,834	84,825
Income taxes	-	-	-	-	-
	197,196	371,288	171,645	363,334	1,103,463
Net income (loss) before non-recurring expenses	(21,173)	(38,614)	(105,891)	48,726	(116,952)
Pre-opening costs	-	-	-	(1,502)	(1,502)
Net income (loss)	$(21,173)	$(38,614)	$(105,891)	$50,228	(115,450)

Loss from management company not absorbed above					(8,836)
Total South Africa restaurants					$(124,286)

(1) Durban location opened in December 2009.

(2) Johannesburg location opened in June 2010.

(3) CapeTown location opened in June 2011.

(4) Emperors Palace location opened mid-February 2012.

Six months ended June 30, 2012 (Restated Note 16):

	(1)	(2)	(3)	(4)
	Durban	Johannesburg	CapeTown	Emperors Palace	Total Restaurants
Revenues	$571,572	$1,058,612	$339,874	$1,113,560	$3,083,618
Cost of Sales	251,461	413,599	154,509	471,594	1,291,163
Gross Profit	320,111	645,013	185,365	641,966	1,792,455

Recurring expenses:
Operating expenses, including management fees eliminated in consolidation	362,480	624,826	277,961	577,447	1,842,714
Interest expense	3,448	5,300	17,281	-	26,029
Depreciation and amortization	25,606	61,328	44,697	31,030	162,661
Income taxes	-	-	-	-	-
	391,534	691,454	339,939	608,477	2,031,404
Net income (loss) before non-recurring expenses	(71,423)	(46,441)	(154,574)	33,489	(238,949)
Pre-opening costs	-	-	-	39,220	39,220
Net income (loss)	$(71,423)	$(46,441)	$(154,574)	$(5,731)	(278,169)

Loss from management company not absorbed above					(55,785)
Total South Africa restaurants					$(333,954)

(1) Durban location opened in December 2009.

(2) Johannesburg location opened in June 2010.

(3) CapeTown location opened in June 2011.

(4) Emperors Palace location opened mid-February 2012

We expect net income for the four stores for the remainder of 2012 to continue to improve. The Emperor’s Palace location was our first location opened since we took over operational control, and we expect this location to continue and at its current pace.

LIQUIDITY AND CAPITAL RESOURCES

Historical information:

At June 30, 2012 and December 31, 2011, the Company had current assets of $4,096,538 and $641,963; current liabilities of $1,355,150 and $3,720,486; and a working capital balance (deficit) of $2,741,388 and $(3,078,523), respectively. The Company incurred a loss of $1,547,401 during the six months ended June 30, 2012 and had an unrealized loss from available-for-sale securities of $237,639 and a foreign currency translation loss of $1,048, resulting in a comprehensive loss of $1,786,088.

The Company's corporate general and administrative expense averaged approximately $295,000 per quarter during 2011 and has increased to $481,000 in the first quarter of 2012 and $657,000 in the current quarter as we expanded our footprint internationally. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney and plans to open a second Australia location under the same terms before the end of 2012.

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

Comparison of three months ended June 30, 2012 and 2011

Revenue

Revenue amounted to $1,727,821 in the three months ended June 30, 2012 and $32,830 in the year earlier period.

Restaurant sales, net amounted to $1,696,123 for our four locations in South Africa, one of which opened to the public on February 17, 2012.

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

Restaurant cost of sales

Restaurant cost of sales amounted to $709,612, or 41.8% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $923,290, or 54.4% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $23,499 incurred for the opening of our Hooters location in Budapest, Hungary expected in the third quarter of 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $656,112 in the three months ended June 30, 2012 and $259,766 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$54,486	$23,899
Payroll and benefits	202,340	143,359
Consulting and investor relation fees	153,046	23,706
Travel and entertainment	78,775	17,384
Accounting and auditing	3,900	25,850
Other G&A	163,565	25,568
	$656,112	$259,766

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

Other G&A expense increased $137,997 in 2012 from 2011 primarily related to indirect costs of the capital raise which was completed in June 2012.

Depreciation and amortization

Depreciation expense for the three months ended June 30, 2012 and 2011 amounted to $82,669 and $2,512, respectively. The restaurant segment for the three months ended June 30, 2012 and 2011 amounted to $80,334 and $0, respectively, and the management business amounted to $2,335 and $2,512, respectively.

Amortization expense for the three months ended June 30, 2012 for the restaurant businesses related to franchise fees was $4,492. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the three months ended June 30, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(33,348)	$6,461
Realized gains from sale of investments	-	361
Interest expense	(208,102)	(3,927)
	$(241,450)	$2,895

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in 2012 of $33,348, and income from the Hoot SA partnerships in 2011 of $6,461.

Interest Expense

Interest expense increased by $204,175 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit and convertible notes payable, all of which were paid off at the end of June 2012 with the closing of the Company’s raise. Non-cash amortization of warrant expense for interest amounted to $22,659 and $0 in 2012 and 2011, respectively.

Comparison of six months ended June 30, 2012 and 2011

Revenue

Revenue amounted to $3,140,316 in the six months ended June 30, 2012 and $474,143 in the year earlier period.

Restaurant sales, net amounted to $3,083,618 for our four locations in South Africa, one of which opened to the public on February 17, 2012.

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

Restaurant cost of sales

Restaurant cost of sales amounted to $1,291,163, or 41.9% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $1,692,622, or 54.9% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $64,220 incurred for the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012 and the expected opening of our Budapest, Hungary location in the third quarter of 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $1,167,633 in the six months ended June 30, 2012 and $484,224 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$114,396	$42,243
Payroll and benefits	403,606	262,108
Consulting and investor relation fees	271,643	40,350
Travel and entertainment	121,741	30,570
Accounting and auditing	46,600	47,350
Other G&A	209,647	61,603
	$1,167,633	$484,224

G&A costs are expected to range from $550-$650,000 per quarter for the remainder of 2012, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Payroll and benefits increased $141,498 in 2012 from 2011 primarily from the addition of restaurant management personnel beginning in the fourth quarter of 2011 and the addition of corporate personnel in the second quarter of 2012.

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

Other G&A expense increased $148,044 in 2012 from 2011 primarily related to indirect costs of the capital raise which was completed in June 2012.

Depreciation and amortization

Depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $158,934 and $5,061, respectively. The restaurant segment for the six months ended June 30, 2012 and 2011 amounted to $154,409 and $0, respectively, and the management business amounted to $4,525 and $5,061, respectively.

Amortization expense for the six months ended June 30, 2012 for the restaurant businesses related to franchise fees was $8,251. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the six months ended June 30, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(43,886)	$11,564
Realized gains from sale of investments	-	19,991
Interest expense	(393,212)	(22,686)
Interest income	-	4,540
Miscellaneous income	-	476
	$(437,098)	$13,885

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

Interest Expense

Interest expense increased by $370,526 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit and convertible notes payable, all of which were paid in full in June 2012 with the closing of the Company’s raise. Non-cash amortization of warrant expense for interest amounted to $45,318 and $0 in 2012 and 2011, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Our management has determined that, as of June 30, 2012, the Company's disclosure controls and procedures are ineffective.

In connection with the preparation of the its quarterly report for the period ended June 30, 2012, the Company’s management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2012, as a result of the existence of a material weakness in our internal controls over financial reporting related to the Company’s South African subsidiaries.

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

To address the material weaknesses listed above, management performed analyses and post-closing procedures designed to ensure the Company’s condensed consolidated financial statements were prepared in accordance with U.S. GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period ended June 30, 2012.

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

CHANTICLEER HOLDINGS, INC.

Date:	December 19, 2012	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

Date:	December 19, 2012	By:	/s/ Eric S. Lederer
Eric S. Lederer,
Chief Financial Officer

