Form 10-Q
period 2012-09-30
Chanticleer Holdings, Inc.
filed 2012-12-21
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2012

Commission File Number:	000-29507

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of December 18, 2012, was 3,698,896 shares.

Chanticleer Holdings, Inc. and Subsidiaries

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,694,721	$165,129
Accounts receivable	119,582	108,714
Other receivable	118,827	42,109
Inventories	180,362	105,073
Due from related parties	149,708	76,591
Prepaid expenses	300,552	144,347
TOTAL CURRENT ASSETS	2,563,752	641,963
Property and equipment, net	2,422,558	1,505,059
Intangible assets, net	933,192	721,571
Investments at fair value	54,309	318,353
Other investments	2,148,397	1,582,148
Deposits and other assets	130,244	29,605
TOTAL ASSETS	$8,252,452	$4,798,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt, notes and convertible notes payable	$238,026	$2,796,855
Accounts payable and accrued expenses	821,916	478,005
Other current liabilities	360,125	330,607
Current maturities of capital leases payable	36,467	41,590
Deferred rent	8,030	43,225
Due to related parties	13,733	30,204
TOTAL CURRENT LIABILITIES	1,478,297	3,720,486
Long-term debt, less current maturities	-	236,109
Capital leases payable, less current maturities	67,545	85,853
Deferred rent	89,672	7,162
Other liabilities	201,490	263,321
TOTAL LIABILITIES	1,837,004	4,312,931
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued 3,698,896 and 1,506,061 shares; and outstanding 3,698,896 and 1,249,446 shares at September 30, 2012 and December 31, 2011, respectively	370	151
Additional paid in capital	14,849,855	6,459,656
Other comprehensive (loss) income	(167,930)	50,650
Non-controlling interest	112,454	593,863
Accumulated deficit	(8,379,301)	(6,092,132)
Less treasury stock, 256,615 shares at December 31, 2011	-	(526,420)
Total stockholders' equity	6,415,448	485,768
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,252,452	$4,798,699

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,
	2012	2011
Revenue:
Restaurant sales, net	$1,710,632	$-
Management fee income - non-affiliates	25,000	25,000
Management fee income - affiliates	31,880	(30,726)
Total revenue	1,767,512	(5,726)
Expenses:
Restaurant cost of sales	714,551	-
Restaurant operating expenses	943,618	-
Restaurant pre-opening expenses	125,947	-
General and administrative expense	666,300	277,934
Depreciation and amortization	97,883	2,512
Total expenses	2,548,299	280,446
Loss from operations	(780,787)	(286,172)
Other income (expense)
Equity in earnings (losses) of investments	33,412	(20,820)
Miscellaneous income	1,680	-
Other than temporary decline in available-for-sale securities	-	(147,973)
Interest expense	(39,583)	(41,190)
Total otherexpense	(4,491)	(209,983)
Net loss before income taxes	(785,278)	(496,155)
Provision for income taxes	7,997	-
Net loss before non-controlling interest	(793,275)	(496,155)
Non-controlling interest	53,509	399
Net loss	(739,766)	(495,756)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	(26,404)	(172,031)
Foreign translation income	46,511	-
Other comprehensive loss	$(719,659)	$(667,787)

Net earnings (loss) per share, basic and diluted	$(0.20)	$(0.40)
Weighted average shares outstanding	3,698,896	1,238,880

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the nine months ended September 30,
	2012	2011
Revenue:
Restaurant sales, net	$4,794,250	$-
Management fee income - non-affiliates	75,000	466,667
Management fee income - affiliates	38,578	1,750
Total revenue	4,907,828	468,417
Expenses:
Restaurant cost of sales	2,005,714	-
Restaurant operating expenses	2,636,240	-
Restaurant pre-opening expenses	190,167	-
General and administrative expense	1,833,933	762,159
Depreciation and amortization	265,068	7,573
Total expenses	6,931,122	769,732
Loss from operations	(2,023,294)	(301,315)
Other income (expense)
Equity in earnings (losses) of investments	(10,474)	(9,256)
Realized gains from sales of investments	-	19,991
Other than temporary decline in available-for-sale securities	-	(147,973)
Interest and other income	1,680	5,016
Interest expense	(432,795)	(63,876)
Total other expense	(441,589)	(196,098)
Net loss before income taxes	(2,464,883)	(497,413)
Provision for income taxes	7,997	-
Net loss before non-controlling interest	(2,472,880)	(497,413)
Non-controlling interest	185,711	1,376
Net loss	(2,287,169)	(496,037)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	(264,044)	(224,240)
Foreign translation income	45,464	-
Other comprehensive loss	$(2,505,749)	$(720,277)

Net earnings (loss) per share, basic and diluted	$(1.06)	$(0.43)
Weighted average shares outstanding	2,153,148	1,166,111

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine Months ended September 30, 2012
(Unaudited)

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, December 31, 2011	1,506,061	$151	$6,459,656	$50,650	$593,863	$(6,092,132)	$(526,420)	$485,768
Common stock issued for:
Services	5,000	1	32,399	-	-	-	-	32,400
Convertible notes payable and accrued interest	423,828	42	1,907,196					1,907,238
Repurchase ofNon-controlling interest	219,248	22	(190,108)		-			(190,086)
Cash, net of expenses	1,801,374	180	7,051,284					7,051,464
Available-for-sale securities	-	-	-	(264,044)	-	-	-	(264,044)
Amortize warrants	-	-	120,632	-	-	-	-	120,632
Foreign translation loss				45,464				45,464
Acquistion of non-controlling interest for cash	-	-	(4,810)	-	(295,698)	-	-	(300,508)
Treasury stock cancelled	(256,615)	(26)	(526,394)				526,420	-
Net loss	-	-	-	-	(185,711)	(2,287,169)	-	(2,472,880)
Balance, September 30, 2012	3,698,896	$370	$14,849,855	$(167,930)	$112,454	$(8,379,301)	$-	$6,415,448

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,287,169)	$(496,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(185,711)	(1,376)
Other than temporary decline in available-for-sale-securities	-	147,973
Depreciation and amortization	265,068	7,573
Equity in (earnings) loss of investments	10,474	9,256
Common stock issued for services	25,606	29,723
Gain on sale of investments	-	(19,991)
Amortization of warrants	120,632	12,588
Bad debt expense	-	750
(Increase) in accounts and other receivables	(87,586)	(62,410)
(Increase) in prepaid expenses and other assets	(178,976)	(14,507)
(Increase) inventories	(75,289)	-
Increase (decrease) in accounts payable and accrued expenses	477,250	(53,054)
Increase in deferred rent	17,315	-
Increase in income taxes payable	7,997	-
(Decrease) in deferred revenue	-	(1,750)
Advance from related parties for working capital	(89,587)	(38,883)
Net cash used by operating activities	(1,979,976)	(480,145)

Cash flows from investing activities:
Proceeds from sale of investments	-	190,325
Proceeds from sale of treasury stock	-	26,401
Investment distribution	-	8,140
Purchase of investments	(1,213,391)	(877,228)
Franchise fees incurred	(210,000)	-
Purchase of property and equipment	(1,169,191)	-
Net cash provided (used) by investing activities	(2,592,582)	(652,362)

Cash flows from financing activities:
Sale of common stock	7,051,464	-
Loan proceeds, net	2,915,000	1,295,000
Proceeds from non-controlling interests	90,000	-
Proceeds from sale of common stock warrants, net	-	20,608
(Decrease) in other liabilities	(32,313)	-
Loan and capital lease repayment	(3,967,467)	(5,251)
Net cash provided (used) by financing activities	6,056,684	1,310,357
Effect of exchange rate changes on cash	45,466	-
Net increase in cash and cash equivalents	1,529,592	177,850
Cash and cash equivalents, beginning of period	165,129	46,007
Cash and cash equivalents, end of period	$1,694,721	$223,857

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the nine months ended September 30,
	2012	2011

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$237,604	$85,176
Income taxes	$-	$-

Non-cash investing and financing activities:
Due to related party exchanged for convertible note payable	$-	$25,000
Convertible notes payable exchanged for common stock	$1,907,238	$711,500
Accrued interest exchanged for common stock	$-	$10,000
Common stock units issued for Hoot limited partner units	$986,651	$-
Investment contributed by the Company's CEO	$-	$125,331
Common stock units issued for prepaid consulting contract	$-	$44,850

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

Further detailed information regarding the Company's subsidiaries can be found in our Annual Report on Form 10-K/A filed with the SEC on December 4, 2012 for the year ended December 31, 2011.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred in to all periods presented.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012 and December 31, 2011, the Company had current assets of $2,563,752 and $641,963; current liabilities of $1,478,297 and $3,720,486; and a working capital balance (deficit) of $1,085,455 and $(3,078,523), respectively. The Company incurred a loss of $2,287,169 during the nine months ended September 30, 2012 and had an unrealized loss from available-for-sale securities of $264,044 and a foreign currency translation gain of $45,464, resulting in a comprehensive loss of $2,505,749. As of December 20, 2012, the Company has a consolidated cash balance of approximately $1,138,000.

The Company's corporate general and administrative expenses averaged approximately $295,000 per quarter during 2011 and has increased to $481,000 in the first two quarters of 2012 and $657,000 in the current quarter as we expanded our footprint internationally. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened its restaurant location in Budapest, Hungary. The Company shares 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney and plans to open a second Australia location under the same terms during the first six months of 2013.

The Company has a note with a balance at September 30, 2012 of $238,026 owed to its bank which is due in August 2013 and a line of credit with its bank with a balance at September 30, 2012 of $0 (total available was $2,000,000). The line matured on August 20, 2012. All of our prior notes payable and convertible debt were paid in either cash or common stock with the closing of our raise in June 2012 (for further details, see notes 7 and 10). In addition, the Company may use limited partnerships, if the Company’s raise is not sufficient or seek additional means of financing, to fund its share of costs for additional Hooters restaurants.

The Company expects to meet its obligations in the remainder of 2012 and the first nine months of 2013 with some or all of the following:

•	Received $100,000 as an annual fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this annual fee for the next three years based on the current agreement;
•	Borrow, if and to the extent available, additional funds;

Form joint ventures or other financing vehicles

However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible curtailing opening additional restaurants in order for the Company to generate positive cash flow to sustain the operations of the Company

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K/A filed with the SEC on December 4, 2012 for the fiscal year ended December 31, 2011 except for the following:

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At December 20, 2012, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITION OF MAJORITY OWNED HOOTERS RESTAURANTS

Effective October 1, 2011, the Company acquired majority ownership of a management company, a company that owns the HOA franchise rights for the territory of South Africa, and four Hooters restaurants in South Africa. Previously, the Company owned 50% of the restaurants but was not in control and these operations were accounted for using the equity method of accounting. New entities were formed for the operations and the Company’s ownership at September 30, 2012, after the buyout of the Hoot partnerships is as follows: KPL 80%, DFLO 82%, TPL 88%, CPL 90% and DLOG 97%. The restaurant owned by DFLO in Durban opened in January 2010, the restaurant owned by TPL in Johannesburg opened in June 2010, the restaurant owned by CPL in Cape Town opened in June 2011and the restaurant owned by DLOG opened in February 2012.

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

Liabilities assumed includes $561,815 and $593,928 at September 30, 2012 and December 31, 2011, respectively. These amounts are included in other liabilities at September 30, 2012 and December 31, 2011.

Unaudited pro forma results of operations for the three and nine months ended September 30, 2011, as if the Company had acquired majority ownership of the South African Hooters restaurants on January 1, 2011 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Net revenues	$1,340,500	$3,832,682
Net earnings (loss)	$(480,380)	$(361,051)
Net earnings (loss) per share, basic and diluted	$(0.39)	$(0.31)

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011.

	2012	2011

Available-for-sale investments at fair value	$54,309	$318,353
Trading securities	-	-
Total	$54,309	$318,353

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2012	2011

Cost at beginning of year	$263,331	$284,473
Contributed to the Company by it's CEO	-	125,331
Received as management fees	-	1,500
Other than temporary loss in available-for-sale securities	-	(147,973)
Cost at end of period	263,331	263,331
Unrealized gain (loss)	(209,022)	55,022
Total	$54,309	$318,353

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
June 30, 2012
North Carolina Natural Energy *	$1,500	$-	$1,500	$-	$-
North American Energy	126,000	(112,000)	14,000	-	-
North American Energy *	10,500	(7,500)	3,000	-	-
North American Energy	125,331	(89,522)	35,809	-	-
	$263,331	$(209,022)	$54,309	$-	$-

December 31, 2011
Remodel Auction *	$-	$-	$-	$(900)	$-
North Carolina Natural Energy *	1,500	-	1,500	-	-
North American Energy	126,000	(42,000)	84,000	-	-
North American Energy *	10,500	7,500	18,000	-	-
North American Energy	125,331	89,522	214,853	-	-
Efftec International, Inc. *	-	-	-	(22,500)	-
HiTech Stages	-	-	-	(124,573)	-
	$263,331	$55,022	$318,353	$(147,973)	$-

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

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At September 30, 2012 and December 31, 2011, the shares were valued at $14,000 and $84,000.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At September 30, 2012 and December 31, 2011, the shares were valued at $3,000 and $18,000.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At September 30, 2012 and December 31, 2011, the shares had a market value of $35,809 and $214,853, respectively.

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

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011.

	2012	2011

Investments accounted for under the equity method	$1,081,799	$815,550
Investments accounted for under the cost method	1,066,598	766,598
Total	$2,148,397	$1,582,148

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2012	2011

Balance, beginning of year	$815,550	$87,200
Equity in earnings (loss)	(10,474)	(76,113)
Equity investment consolidated at June 30, 2012	(143,274)	-
New investments	419,997	812,604
Distributions received	-	(8,141)
Balance, end of year	$1,081,799	$815,550

Equity investments consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Carrying value:
Hoot SA I, II, III - South Africa	$-	$143,274
Hoot Campbelltown Pty. Ltd. (49%) - Australia	559,660	570,134
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	511,584	102,041
Brazil	10,555	101
	$1,081,799	$815,550

Equity in earnings (loss) and distributions from equity investments during the three and nine months ended September 30, 2012 and 2011 follows. The activity from the South African restaurants is through September 30, 2011 at which time the Company acquired majority ownership and began consolidating these operations.

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Equity in earnings (loss):
Hoot S.A. I, II, III (opened June 2011)	-	(20,820)	-	(9,256)
Hoot Campbelltown (49%)	33,412	-	(10,474)	-
	$33,412	$(20,820)	$(10,474)	$(9,256)
Distributions:
Hoot S.A. I, LLC (20%)	-	1,913	-	6,248
Hoot S.A. II, LLC (20%)	-	-	-	1,892
	$-	$1,913	$-	$8,140

In June 2012, the Company issued 219,248 shares of its common stock and cash in the amount of $480,929 to acquire 75% of the interest held by the limited partners of the four Hoot limited partnerships. The Company’s interest in the four restaurants increased to the amounts in Note 3.

The summarized financial data below includes the South African operations, of which we owned 20% at September 30, 2011 and the Hoot Campbelltown location in Australia, which we owned 49% of at September 30, 2012. The Company acquired majority ownership of the South African operations effective September 30, 2011.

	Three Months ended September 30,		Nine Months ended September 30,
	2012 (1)	2011 (2)	2012 (1)	2011 (2)
Revenue	$762,634	$1,346,226	$2,633,418	$3,364,265
Gross profit	546,410	789,403	1,873,559	2,122,073
Recurring expenses	478,221	783,959	1,894,934	1,996,343
Pre-opening costs	-	-	-	-
Income (loss) from continuing operations	68,189	5,444	(21,375)	125,730
Net income (loss)	68,189	5,444	(21,375)	125,730

(1)	Represents the Hoot Campbelltown location in Australia.
(2)	Represents the South African restaurants prior to acquiring majority interest.

The summarized balance sheets for the two locations in Australia of which we owned 49% at September 30, 2012 and December 31, 2011 follows:

	2012	2011
ASSETS
Current assets	$618,524	$58,975
Non-current assets	2,351,545	1,646,508
TOTAL ASSETS	$2,970,069	$1,705,483
LIABILITIES
Current liabilities	$507,097	$76,035
PARTNER'S EQUITY	2,462,972	1,629,448
TOTAL LIABILITIES AND PARTNERS' EQUITY	$2,970,069	$1,705,483

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

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. A second location, Hoot Surfers Paradise Pty. Ltd., is underway with plans to open during the first six months of 2013.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

Investments at cost consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011

Chanticleer Investors, LLC	$800,000	$500,000
Edison Nation LLC (FKA Bouncing Brain
Productions)	250,000	250,000
Chanticleer Investors II	16,598	16,598
	$1,066,598	$766,598

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

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing. Investors LLC then invested $3,550,000 in HOA LLC (approximately 3%) ($500,000 of which is the Company's share). One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly. In July 2012, the Company acquired an additional interest of $300,000, at cost, from one of the partners for cash, which increased our ownership to approximately 20% of Investors LLC at September 30, 2012.

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

Chanticleer Investors II - The Company paid $16,598 to Chanticleer Investors II. Chanticleer Advisors, LLC acts as the managing general partner and receives a management fee based on a percentage of profits.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2012 and December 31, 2011:

	2012	2011
		(Restated Note 16)
Office and computer equipment	$33,525	$32,179
Furniture and fixtures	47,686	47,686
Construction in progress	-	217,001
Restaurant furnishings and equipment	2,718,771	1,333,926
	2,799,982	1,630,792
Accumulated depreciation	(377,424)	(125,733)
	$2,422,558	$1,505,059

Depreciation expense for the three months ended September 30, 2012 and 2011:

Restaurants	$90,313	$-
Other	2,444	2,512
Total	$92,757	$2,512

Depreciation expense for the nine months ended September 30, 2012 and 2011:

Restaurants	$244,722	$-
Other	6,969	7,573
Total	$251,691	$7,573

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our four South Africa locations and our Budapest, Hungary location at September 30, 2012. Construction in progress consisted of costs incurred as of December 31, 2011 for our Emperor’s Palace location in Johannesburg, South Africa, which opened in February 2012 and its assets are currently in the restaurant furnishings and equipment line above.

Restaurant furnishings and equipment includes capital lease assets of $141,416 with a net book value of $114,706 at September 30, 2012 and capital lease assets of $141,416 with a net book value of $131,544 at December 31, 2011.

6.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounted to $396,487. An evaluation was completed effective December 31, 2011 at which time the Company determined that no impairment was necessary. No change has occurred as of September 30, 2012 which would cause the Company to revise their evaluation.

FRANCHISE COST

Franchise cost for the Company’s Hooters restaurants consists of the following at September 30, 2012 and December 31, 2011. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

	2012	2011

Goodwill	$396,487	$396,487

Franchise cost:

South Africa	$345,386	$330,388
Brazil	135,000	-
Hungary	75,000	-
	555,386	330,388
Accumulated amortization	(18,681)	(5,304)
	536,705	325,084
Intangible assets, net	$933,192	$721,571

Three months ended September 30, 2012 and 2011:

Amortization expense	$5,126	$-

Nine months ended September 30, 2012 and 2011:

Amortization expense	$13,377	$-

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	June 30,	December 31,
	2012	2011

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt (the line of credit was paid off in cash with the closing of the raise in June 2012 and collateral was returned in August 2012)	$-	$1,165,000

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	238,026	242,964

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued which range from January 22-June 26, 2012; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities (all notes and accrued interest were paid off with closing of raise in June 2012, either in cash or common stock)	-	1,625,000
	238,026	3,032,964
Notes payable and current portion of long-term debt	238,026	2,796,855

Long-term debt, less current portion	$-	$236,109

The Company paid the shareholder whose certificate of deposit was used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 10.

8.	bank overdraft and term facilities

Bank overdraft and term facilities at September 30, 2012 and December 31, 2011 are associated with the South African Operations and consist of the following:

	September 30,	December 31,
	2012	2011

Bank overdraft facilities (1)	$249,090	$255,607

Term facility (2)	112,950	112,950

Term facility (3)	199,575	225,371
	561,615	593,928
Other current liabilities	360,125	330,607
Other liabilities	$201,490	$263,321

(1)	Bank overdraft facilities are unsecured and have a total maximum facility of approximately $260,000. The interest rate as of September 30, 2012 and December 31, 2011 was 11%. The facilities are reviewed annually and are payable on demand.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders.
(3)	The monthly payments of principal and interest of the term facility total approximately $5,300 and have been made currently since October 1, 2011. The interest rate at September 30, 2012 and December 31, 2011 was 10.3%.

9.	capital lease payable

Capital leases payable at September 30, 2012 and December 31, 2011 is associated with the South African Operations and consists of the following.

	September 30,	December 31,
	2012	2011

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$43,284	$46,149

Capital lease payable, due in 32 monthly insallments of $800 including interest at 10%, through November 2014	19,192	24,186

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	11,678	23,211

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	29,858	33,897
Total capital leases payable	104,012	127,443
Current maturities	36,467	41,590
Capital leases payable, less current maturities	$67,545	$85,853

The capital leases cover point of sale and other equipment for three of the four restaurants operating at September 30, 2012.

10.	Stockholders’ Equity

The Company has 20,000,000 shares of its $0.0001 par value common stock authorized, 3,698,896 shares issued and 3,698,896 shares outstanding at September 30, 2012 and had 200,000,000 shares of its $0.0001 par value common stock authorized, 1,506,061 shares issued and 1,249,446 shares outstanding at December 31, 2011.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to approval of a majority of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

2012 Transactions

On May 8, 2012, the Company issued 5,000 shares of its common stock in exchange for services to be performed over a six month period and valued at $32,400. There is an unamortized balance of $6,794 at September 30, 2012, and $25,606 has been expensed.

EQUITY RAISE

The Company filed a Form S-1 Registration Statement under the Securities Act of 1933 which was declared effective on June 21, 2012. The Company issued 2,444,450 units at $4.50 per unit, consisting of one share of Common Stock and one five year redeemable warrant (redeemable at the Company’s option) exercisable at $5.00 per share for an issuance value of $11 million (net $7.2 million). The issuance of shares included shares issued upon the conversion of notes payable and accrued interest of approximately $1.9 million and shares issued for the purchase of a percentage of the Hoot SA non-controlling interest of approximately $1.0 million.

During August 2012, treasury stock shares of 256,615 were cancelled and returned to the Company.

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

Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement was declared effective on July 14, 2011 and registers one Class A Warrant and one Class B Warrant for each common share of the Company issued and outstanding. The warrants have a subscription price of $0.08 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $5.50 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $7.00. The warrants have a five year life. At September 30, 2012 and December 31, 2011, the Company had issued 1,097,254 Class A and Class B warrants. Net proceeds from the offering are included in additional paid in capital and are summarized as follows.

Proceeds from sales of Class A and Class B warrants	$87,780
Legal and professional fees incurred for offering	(67,172)
$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company's $2,000,000 line of credit discussed in Note 7. The Class A Warrant is for 100,000 shares exercisable at $5.50 per share for 10 years and the Class B Warrant is for 112,500 shares exercisable at $7.00 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At September 30, 2012 and December 31, 2011, additional paid-in capital includes $80,565 and $35,247, respectively, in amortization. Interest expense included $35,247 in the last six months of 2011 and $22,659 and $45,318 for the three and nine months ended September 30, 2012, respectively.

On November 1, 2011, the Company entered into an investor relations consulting agreement. In addition to cash compensation, the consultant is entitled to receive warrants for certain performance goals. These warrants will be accounted for when the goals are accomplished.

On March 28, 2012, the Company issued 125,000 and 25,000 five year warrants at $6.50 and $8.00, respectively for consulting services related to the Company’s expansion into Europe. The warrants were valued using Black-Scholes at $518,599. This amount will be amortized to consulting fees (in G&A on consolidated statements of operations) over the five year life of the warrants. At September 30, 2012, additional paid-in capital and consulting expense include $26,745 in amortization for the period since the warrants were issued.

On June 21, 2012, the Company issued 2,444,450 five-year redeemable warrants as noted above in the “Equity Raise” section.

11.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Hoot SA I, LLC	$12,191	$15,409
Chanticleer Foundation, Inc.	-	10,750
Chanticleer Investors, LLC	1,542	4,045
	$13,733	$30,204

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011

Chanticleer Investors II, LLC	$31,808	$1,485
Chanticleer Dividend Fund, Inc.	74,281	74,281
Hoot SA II, III and IV, LLC's	43,619	825
	$149,708	$76,591

Management income - related parties

The Company had management income from its affiliates in the three and nine months ended September 30, 2012 and 2011, as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Chanticleer Investors II, LLC	31,880	(30,726)	38,578	-
North American Energy Resources, Inc.	-	-	-	1,750
	$31,880	$(30,726)	$38,578	$1,750

OTHER TRANSACTIONS WITH REALTED PARTIES

Chanticleer Investors LLC

Investors LLC loaned the Company $4,045 at September 30, 2012 and December 31, 2011.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $6,698 and $30,726 in the nine months ended September 30, 2012 and 2011, respectively.

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation (“SA Profits”) of each of the locations. As of September 30, 2012, Avenel Financial Group, Inc. has received an aggregate of $6,441 in SA Profits and $49,816 in return of investment under the same terms as the other limited partners.

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

Operation of restaurants ("Restaurants")

At September 30, 2012, the Company has majority ownership of four restaurants and a management company in South Africa. Three of the restaurants and the management company were operating for the entire first quarter of 2012 and the fourth restaurant opened in February 2012. Majority ownership was acquired effective September 30, 2011 and these operations are consolidated with the Company’s other operations since that date. At September 30, 2012, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open by the end of 2012. The operations in Australia will be accounted for using the equity method. The Company has also started activity in Hungary, Brazil and Europe, but operations have not yet commenced.

Financial information regarding the Company's segments is as follows for the three and nine months ended September 30, 2012 and 2011.

Three months ended September 30, 2012

	Management	Restaurants	Total

Revenues	$56,880	$1,710,632	$1,767,512

Interest expense	$28,097	$11,486	$39,583

Depreciation and amortization	$2,444	$95,439	$97,883

Profit (loss)	$(511,247)	$(282,028)	$(793,275)
Investments and other			-
Non-controlling interest			53,509
			$(739,766)

Three months ended September 30, 2011

	Management	Restaurants	Total

Revenues	$(5,726)	$-	$(5,726)

Interest expense	$41,190	$-	$41,190

Depreciation and amortization	$2,512	$-	$2,512

Profit (loss)	$(327,362)	$(20,820)	$(348,182)
Investments and other			(147,973)
Non-controlling interest			399
			$(495,756)

Nine months ended September 30, 2012

	Management	Restaurants	Total

Revenues	$113,578	$4,794,250	$4,907,828

Interest expense	$165,602	$267,193	$432,795

Depreciation and amortization	$6,969	$258,099	$265,068

Profit (loss)	$(1,535,715)	$(937,165)	$(2,472,880)
Investments and other			-
Non-controlling interest			185,711
			$(2,287,169)

Assets	$457,321	$3,897,704	$4,355,025
Cash and cash equivalents			1,694,721
Investments			2,202,706
			$8,252,452

Liabilities	$407,935	$1,429,069	$1,837,004

Expenditures for non-current assets	$1,346	$1,167,845	$1,169,191

Nine months ended September 30, 2011

	Management	Restaurants	Total

Revenues	$468,417	$-	$468,417

Interest expense	$63,876	$-	$63,876

Depreciation and amortization	$7,573	$-	$7,573

Profit (loss)	$(365,191)	$(9,256)	$(374,447)
Investments and other			(122,966)
Non-controlling interest			1,376
			$(496,037)

Assets	$506,838	$786,560	$1,293,398
Investments			872,216
			$2,165,614

Liabilities	$1,071,938	$716,756	$1,788,694

Expenditures for non-current assets	$-	$-	$-

13.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis.

The Company leases the land and buildings for its four restaurants in South Africa through its subsidiaries. The leases are for five year terms and include options to extend the terms. We lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. On May 7, 2012, the Company, through its subsidiary, signed a lease for the Budapest, Hungary location under similar terms to our South Africa restaurants, except the term is for 10 years. On July 1, 2012, the Company signed an office lease agreement for a satellite office in Florida for one year at a monthly rate of $600. Rent obligations at current foreign currency exchange rates for our five restaurants and the Florida satellite office as of September 30 are presented below:

25

2013	$572,399
2014	612,465
2015	545,110
2016	490,794
thereafter	911,009
Totals	$3,131,777

Rent expense for the three months ended September 30, 2012 and September 30, 2011 was $158,115 and $6,300, respectively. Rent expense for the three months ended September 30, 2012 for the South African and Budapest restaurants was $124,838, and $21,012, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the three months ended September 30, 2012 for the management segment was $12,266, and is included in the “General and administrative expense” of the Consolidated Statement of Operations. Rent expense for the three months ended September 30, 2011 was all for the management segment. Rent expense for the nine months ended September 30, 2012 and September 30, 2011 was $524,689 and $12,600, respectively. Rent expense for the nine months ended September 30, 2012 for the South African and Budapest restaurants was $478,362 and $21,012, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the nine months ended September 30, 2012 for the management segment was $25,316, and is included in the “General and administrative expense” of the Consolidated Statement of Operations. Rent expense for the nine months ended September 30, 2011 was all for the management segment.

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

14.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

September 30, 2012
Assets:
Available-for-sale securities	$54,309	$52,809	$1,500	$-

December 31, 2011
Assets:
Available-for-sale securities	$318,353	$316,853	$1,500	$-

At September 30, 2012 and December 31, 2011, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

On October 12th, 2012, Francis Howard (“Howard”), individually and on behalf of all other similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (The “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper. On October 15th, 2012, the Honorable Judge James I. Cohn filed an Order setting the Calendar Call for the case for June 13th, 2013, and the Trial Date for the trial period commencing on June 17th, 2013.  On October 31st, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. Requests by the Underwriting Defendants for indemnification were denied.  On November 2nd, 2012, we filed a Joint Motion to Extend Deadline to Respond to Class Action Complaint, requesting that our responsive pleading deadline be delayed until after a lead Plaintiff is named.  That Motion was approved, and on December 12th, 2012, Howard filed a Motion to Appoint himself Lead Plaintiff and to Approve his Selection of The Rosen Law Firm, P.A. as his Counsel.  An Order has yet to be entered on this Motion.

Given that the outcome of litigation is inherently uncertain, and the early stage of this class action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such.

16.	Company’s South African Chief Financial Officer resigned

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered a balance of approximately $118,827 and $42,109 of cash that was misappropriated by the SA CFO as of the end of the third quarter of 2012 and the fourth quarter of 2011 (presented as “other receivable” on the Company’s condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011), and approximately $128,000 in total for the period from October 2011 through September 2012. As of December 10, 2012, approximately $41,000 has been recovered by the Company and payment plans are in place for the remainder.

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

RESTAURANT OPERATIONS

The following is a condensed unaudited statement of operations for our restaurant operations for the three and nine months ended September 30, 2012, which currently consists of four Hooters locations in South Africa and one location in Budapest, Hungary which opened in August 2012.

Three months ended September 30, 2012:

	(1)	(2)
	South Africa	Budapest, Hungary	Total Restaurants
Revenues	$1,533,767	$176,865	$1,710,632
Cost of Sales	636,164	78,387	714,551
Gross Profit	897,603	98,478	996,081

Recurring expenses:
Operating expenses	860,245	83,373	943,618
General and administrative	79,388	48,799	128,187
Interest expense	11,486	-	11,486
Depreciation and amortization	85,241	10,198	95,439
Miscellaneous		(1,153)	(1,153)
Income taxes	7,997	-	7,997
	1,044,357	141,217	1,185,574
Net income (loss) before non-recurring expenses	(146,754)	(42,739)	(189,493)
Pre-opening costs	(537)	126,484	125,947
Net income (loss)	$(146,217)	$(169,223)	(315,440)

Non-controlling interest			52,628
			$(262,812)

(1) In South Africa, the Durban location opened in December 2009, the Johannesburg location opened in June 2010, the Cape Town location opened in June 2011 and the Emperors Palace location opened in February 2012.
(2) The Budapest, Hungary location opened in August 2012.

Nine months ended September 30, 2012:

	(1)	(2)
	South Africa	Budapest, Hungary	Total Restaurants
Revenues	$4,617,385	$176,865	$4,794,250
Cost of Sales	1,927,327	78,387	2,005,714
Gross Profit	2,690,058	98,478	2,788,536

Recurring expenses:
Operating expenses	2,552,867	83,373	2,636,240
General and administrative	285,266	71,417	356,683
Interest expense	37,515	-	37,515
Depreciation and amortization	247,901	10,198	258,099
Miscellaneous		(1,153)	(1,153)
Income taxes	7,997	-	7,997
	3,131,546	163,835	3,295,381
Net income (loss) before non-recurring expenses	(441,488)	(65,357)	(506,845)
Pre-opening costs	38,683	151,484	190,167
Net income (loss)	$(480,171)	$(216,841)	(697,012)

Non-controlling interest			181,490
			$(515,522)

(1) In South Africa, the Durban location opened in December 2009, the Johannesburg location opened in June 2010, the Cape Town location opened in June 2011 and the Emperors Palace location opened in February 2012.
(2) The Budapest, Hungary location opened in August 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historical information:

At September 30, 2012 and December 31, 2011, the Company had current assets of $2,563,752 and $641,963; current liabilities of $1,478,297 and $3,720,486; and a working capital balance (deficit) of $1,085,455 and $(3,078,523), respectively. The Company incurred a loss of $2,287,169 during the nine months ended September 30, 2012 and had an unrealized loss from available-for-sale securities of $264,044 and a foreign currency translation gain of $45,464, resulting in a comprehensive loss of $2,505,749. As of December 20, 2012, the Company has a consolidated cash balance of approximately $1,138,000.

The Company's corporate general and administrative expense averaged approximately $295,000 per quarter during 2011 and has increased to $481,000 in the first quarter of 2012 and $657,000 in the current quarter as we expanded our footprint internationally. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened its Budapest, Hungary location. The Company also will share 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney and plans to open a second Australia location under the same terms in the first six months of 2013.

The Company has a note with a balance at September 30, 2012 of $238,026 owed to its bank which is due in August 2013. The Company is currently seeking other financing options. All of our prior notes payable and convertible debt were paid in either cash or common stock with the closing of our raise in June 2012.

The Company expects to meet its obligations in the remainder of 2012 and the first nine months of 2013 with some or all of the following:

•	Received $100,000 as an annual fee for its CEO sitting on the Board of Hooters of America and expect to continue to receive this annual fee for the next three years based on the current agreement;
•	Borrow, if and to the extent available, additional funds;
•	Form joint ventures or other financing vehicles;

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

Cash requirements and capital expenditures:

In the remainder of 2012 and the first nine months of 2013, we expect to open one restaurant in each of the following countries – Australia (in addition to the one already opened in January 2012) and South Africa; and plans to secure a location in Brazil. The Company expects the total cash requirements for these restaurants to be approximately $1.8 million, of which approximately $0.6 million has been paid as of September 30, 2012.

In addition, we expect general and administrative expenses to be approximately $2.4 million for the next 12 months.

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

Other prospective sources for and uses of cash:

The Company is seeking other forms of financing. As discussed elsewhere in this Form 10-Q, effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. Previously all restaurant operations were accounted for using the equity method.

Comparison of three months ended September 30, 2012 and 2011

Revenue

Revenue amounted to $1,767,512 in the three months ended September 30, 2012 and ($5,726) in the year earlier period.

Restaurant sales amounted to $1,710,632 for our four locations in South Africa and our Budapest, Hungary location which opened in August 2012.

Revenues for the management business for the three months ended September 30, 2012 amounted to $56,880 and ($5,726) in the year earlier period. In the three months ended September 30, 2012 and in the year earlier period, the revenue from non-affiliates of $25,000 represents three months of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.  In the three months ended September 30, 2012 and in the year earlier period, an accrual of $31,880 and ($30,726), respectively, was recorded for management fees from Investors II. In 2011, Investors II had a large loss in the quarter which resulted in the reversal of the previously accrued management fee for the year-to-date period.

Restaurant cost of sales

Restaurant cost of sales amounted to $714,551, or 41.8% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $943,618, or 55.2% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $125,947 incurred for the opening of our Hooters location in Budapest, Hungary which opened in the third quarter of 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $666,300 in the three months ended September 30, 2012 and $277,934 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$81,512	$12,181
Payroll and benefits	240,992	118,970
Consulting and investor relation fees	206,636	73,250
Travel and entertainment	29,489	21,482
Accounting and auditing	2,900	11,350
Other G&A	104,771	40,701
	$666,300	$277,934

G&A costs are expected to range from $550-$650,000 per quarter for the remainder of 2012, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Professional fees increased $69,331 in 2012 from 2011 primarily from additional legal and regulatory expenses incurred as part of the continued growth of the Company.

Payroll and benefits increased $122,022 in 2012 from 2011 primarily from the addition of restaurant management personnel beginning in the fourth quarter of 2011 and the addition of corporate personnel in the second quarter of 2012.

Consulting and investor relations fees increased $133,386 in 2012 from 2011 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $16,,200 and $0 in 2012 and 2011, respectively. Non-cash amortization of warrant expense for services were $52,655 and $0 in 2012 and 2011, respectively.

Other G&A expense increased $64,070 in 2012 from 2011 primarily related to the addition of restaurant management costs.

Depreciation and amortization

Depreciation expense for the three months ended September 30, 2012 and 2011 amounted to $92,757 and $2,512, respectively. The restaurant segment for the three months ended September 30, 2012 and 2011 amounted to $90,313 and $0, respectively, and the management business amounted to $2,444 and $2,512, respectively.

Amortization expense for the three months ended September 30, 2012 for the restaurant businesses related to franchise fees was $5,126. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the three months ended September 30, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$33,412	$(20,820)
Miscellaneous income	1,680	-
Other than temporary decline in available-for-sale securities	-	(147,973)
Interest expense	(39,583)	(41,190)
	$(4,491)	$(209,983)

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included earnings from the Hoot Campbelltown partnership in 2012 of $33,412, and a loss from the Hoot SA partnerships in 2011 of $20,820.

Interest Expense

Interest expense decreased by $1,607 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit and convertible notes payable, all of which were paid off at the end of June 2012 with the closing of the Company’s raise. The majority of the 2012 interest expense is non-cash amortization of warrant expense.

Comparison of nine months ended September 30, 2012 and 2011

Revenue

Revenue amounted to $4,907,828 in the nine months ended September 30, 2012 and $468,417 in the year earlier period.

Restaurant sales amounted to $4,794,250 for our four locations in South Africa, one of which opened to the public on February 17, 2012.

Revenues for the management business for the nine months ended September 30, 2012 amounted to $113,578 and $468,417 in the year earlier period. The cash revenues for the management business in 2011was from a fee of $400,000 received in January 2011 for our services in facilitating the acquisition of HOA and TW plus the accrual of $66,667 for the annual $100,000 fee received in January 2012. In the nine months ended September 30, 2012 the cash revenue of $75,000 represents nine months of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.  Non-cash revenues in the nine months ended September 30, 2011 of $1,750 was recognized from the receipt of securities for our services.

The fair value of the equity instruments for management fees received was determined based upon the stock prices as of the date we reached an agreement with the third party. The terms of the securities are not subject to adjustment after the measurement date. See Note 4 of the condensed consolidated financial statements for details.

Restaurant cost of sales

Restaurant cost of sales amounted to $2,005,714, or 44.8% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $2,636,240, or 55.0% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $190,167 incurred for the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012 and the opening of our Budapest, Hungary location in August of 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $1,833,933 in the nine months ended September 30, 2012 and $762,159 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$188,633	$101,045
Payroll and benefits	671,440	356,701
Consulting and investor relation fees	478,279	113,600
Travel and entertainment	151,796	52,052
Accounting and auditing	49,500	58,700
Other G&A	294,285	80,061
	$1,833,933	$762,159

G&A costs are expected to range from $550-$650,000 per quarter for the remainder of 2012, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Payroll and benefits increased $87,588 in 2012 from 2011 primarily from the addition of restaurant management personnel beginning in the fourth quarter of 2011 and the addition of corporate personnel in the second quarter of 2012.

Consulting and investor relations fees increased $314,,739 in 2012 from 2011 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $25,606 and $0 in 2012 and 2011, respectively. Non-cash amortization of warrant expense for services were $26,745 and $0 in 2012 and 2011, respectively.

Travel and entertainment increased $91,171 as Company personnel, primarily the CEO, traveled to increase our company awareness and lockdown financing and partners for the restaurant locales.

Other G&A expense increased $148,044 in 2012 from 2011 primarily related to indirect costs of the capital raise which was completed in June 2012.

Depreciation and amortization

Depreciation expense for the nine months ended September 30, 2012 and 2011 amounted to $251,691 and $7,573, respectively. The restaurant segment for the nine months ended September 30, 2012 and 2011 amounted to $244,722 and $0, respectively, and the management business amounted to $6,969 and $7,573, respectively.

Amortization expense for the nine months ended September 30, 2012 for the restaurant businesses related to franchise fees was $13.377. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the nine months ended September 30, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(10,474)	$(9,256)
Realized gains from sale of investments	-	19,991
Other than temporary decline in available-for-sale securities	-	(147,973)
Interest expense	(432,795)	(63,876)
Interest income	-	4,540
Miscellaneous income	1,680	476
	$(441,589)	$(196,098)

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in 2012 of $10,474, and a loss from the Hoot SA partnerships in 2011 of $9,256.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and include transactions in 2011 from a gain on sales of DineOut.

Interest Expense

Interest expense increased by $368,919 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit and convertible notes payable, all of which were paid in full in June 2012 with the closing of the Company’s raise. Non-cash amortization of warrant expense for interest amounted to $120,632 and $0 in 2012 and 2011, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Our management has determined that, as of September 30, 2012, the Company's disclosure controls and procedures are ineffective.

In connection with the preparation of the its quarterly report for the period ended September 30, 2012, the Company’s management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2012, as a result of the existence of a material weakness in our internal controls over financial reporting related to the Company’s South African subsidiaries.

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

To address the material weaknesses listed above, management performed analyses and post-closing procedures designed to ensure the Company’s condensed consolidated financial statements were prepared in accordance with U.S. GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period ended September 30, 2012.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:          LEGAL PROCEEDINGS

On October 12th, 2012, Francis Howard (“Howard”), individually and on behalf of all other similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (The “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper. On October 15th, 2012, the Honorable Judge James I. Cohn filed an Order setting the Calendar Call for the case for June 13th, 2013, and the Trial Date for the trial period commencing on June 17th, 2013.  On October 31st, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. Requests by the Underwriting Defendants for indemnification were denied.  On November 2nd, 2012, we filed a Joint Motion to Extend Deadline to Respond to Class Action Complaint, requesting that our responsive pleading deadline be delayed until after a lead Plaintiff is named.  That Motion was approved, and on December 12th, 2012, Howard filed a Motion to Appoint himself Lead Plaintiff and to Approve his Selection of The Rosen Law Firm, P.A. as his Counsel.  An Order has yet to be entered on this Motion.

Given that the outcome of litigation is inherently uncertain, and the early stage of this class action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such.

ITEM 1A:          RISK FACTORS

Not applicable.

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:          OTHER INFORMATION

Effective December 20, 2012, Brian Corbman resigned as a Director of Chanticleer Holdings, Inc. A Director to fill this vacancy will be selected and announced as soon as reasonably possible.

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

CHANTICLEER HOLDINGS, INC.

Date:December 21, 2012	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

Date:December 21, 2012	By:	/s/ Eric S. Lederer
Eric S. Lederer,
Chief Financial Officer

