Form 10-Q/A
period 2012-03-31
Chanticleer Holdings, Inc.
filed 2012-12-28
CIK 1106838

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 on May 15, 2012 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

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

On September 7, 2012, the audit committee of the Company, upon recommendation of the Company’s management determined that the Company’s Consolidated Financial Statements for its fiscal year ended December 31, 2011 as originally filed in the Form 10-K could no longer be relied on. The Company determined that the financial statements of Kiarabrite (Pty) Ltd., Dimaflo (Pty) Ltd., Tundraspex (Pty) Ltd., Civisign (Pty) Ltd., Dimalogix (Pty) Ltd., and Chanticleer & Shaw Foods (Pty) Ltd. (collectively referred to as the “South African Operations”) which are the South African management company and the four entities organized for the stores we operate in South Africa, and the company that owns the HOA franchise rights for the territory of South Africa, were not audited as the Company was led to believe. Accordingly, this Amendment is being filed to include the changes to the financial statements of the South African Operations and its impact on the consolidated financial statements of the Company for the period ended March 31, 2012, as a result of the audit of the South African Operations for the three months ended December 31, 2011 and the subsequent review of the operations for the three months ended March 31, 2012. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

2

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: CONDENSED FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Restated Note 16)

March 31, 2012 (Unaudited) and December 31, 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$229,446	$165,129
Accounts receivable	55,131	108,714
Other receivable	58,136	42,109
Inventory	145,375	105,073
Due from related parties	77,679	76,591
Prepaid expenses	173,891	144,347
TOTAL CURRENT ASSETS	739,658	641,963
Property and equipment, net	1,745,477	1,505,059
Intangible assets, net	972,810	721,571
Investments at fair value	212,735	318,353
Other investments	1,700,332	1,582,148
Deposits and other assets	59,449	29,605
TOTAL ASSETS	$5,430,461	$4,798,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,185,616	$1,171,855
Convertible notes payable	2,725,000	1,625,000
Accounts payable and accrued expenses	735,147	478,005
Other current liabilities	370,302	330,607
Current maturities of capital leases payable	38,583	41,590
Deferred rent	3,114	43,225
Due to related parties	30,113	30,204
TOTAL CURRENT LIABILITIES	5,087,875	3,720,486
Long-term debt, less current maturities	233,499	236,109
Capital leases payable, less current maturities	84,076	85,853
Deferred rent	62,239	7,162
Other liabilities	234,144	263,321
TOTAL LIABILITIES	5,701,833	4,312,931
Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Common stock: $0.0001 par value; authorized 200,000,000 shares; issued 3,012,121 shares; and outstanding 2,498,891 shares at March 31, 2012 and December 31, 2011	301	301
Additional paid in capital	6,483,001	6,459,506
Other comprehensive income (loss)	(63,682)	50,650
Non-controlling interest	631,345	593,863
Accumulated deficit	(6,795,917)	(6,092,132)
Less treasury stock, 513,230 shares at
March 31, 2012 and December 31, 2011	(526,420)	(526,420)
Total stockholders' equity (deficit)	(271,372)	485,768
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,430,461	$4,798,699

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 (Restated Note 16) and March 31, 2011

(Unaudited)

	2012
	(Restated Note 16)	2011
Revenue:
Restaurant sales, net	$1,387,495	$-
Management fee income - non-affiliates	25,000	416,667
Management fee income - affiliates	-	24,646
Total revenue	1,412,495	441,313
Expenses:
Restaurant cost of sales	581,551	-
Restaurant operating expenses	769,332	-
Restaurant pre-opening expenses	40,721	-
General and administrative expense	511,522	224,458
Depreciation and amortization	80,024	2,549
Total expenses	1,983,150	227,007
Earnings (loss) from operations	(570,655)	214,306
Other income (expense)
Equity in earnings (losses) of investments	(10,538)	5,103
Realized gains from sales of investments	-	19,630
Interest income	-	4,541
Miscellaneous income	-	476
Interest expense	(185,110)	(18,759)
Total other income (expense)	(195,648)	10,991
Net earnings (loss) before income taxes	(766,303)	225,297
Provision for income taxes	-	-
Net earnings (loss) before non-controlling interest	(766,303)	225,297
Non-controlling interest	62,518	410
Net earnings (loss)	(703,785)	225,707
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(105,618)	(14,000)
Foreign translation income (loss)	(8,714)	-
Other comprehensive income (loss)	$(818,117)	$211,707

Net earnings (loss) per share, basic and diluted	$(0.28)	$0.11
Weighted average shares outstanding	2,498,891	2,053,269

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 (Restated Note 16) and March 31, 2011

(Unaudited)

	2012
	(Restated Note 16)	2011
Cash flows from operating activities:
Net earnings (loss)	$(703,785)	$225,707
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Non-controlling interest	(62,518)	(410)
Depreciation and amortization	80,024	2,549
Equity in (earnings) loss of investments	10,538	(5,103)
(Gain) loss on sale of investments	-	(19,630)
Amortization of warrants	23,495	-
(Increase) decrease in accounts and other receivables	37,556	(16,667)
(Increase) decrease in prepaid expenses and other assets	(63,314)	(27,485)
(Increase) decrease inventory	(40,302)	-
Increase (decrease) in accounts payable and accrued expenses	257,143	(165,142)
Increase (decrease) in deferred rent	14,966	-
Increase (decrease) in deferred revenue	-	(1,750)
Advance from related parties for working capital	(1,179)	(28,438)
Net cash used by operating activities	(447,376)	(36,369)

Cash flows from investing activities:
Proceeds from sale of investments	-	184,297
Proceeds from non-controlling interests	90,000	-
Investment distribution	-	4,539
Purchase of investments	(129,796)	(27,423)
Franchise fees incurred	(240,000)	-
Purchase of property and equipment	(316,683)	-
Net cash provided (used) by investing activities	(596,479)	161,413

Cash flows from financing activities:
Loan proceeds, net	1,113,000	-
Increase (decrease) in other liabilities	10,519	-
Loan and capital lease repayment	(6,633)	(545)
Net cash provided (used) by financing activities	1,116,886	(545)
Effect of exchange rate changes on cash	(8,714)	-
Net increase in cash and cash equivalents	64,317	124,499
Cash and cash equivalents, beginning of period	165,129	46,007
Cash and cash equivalents, end of period	$229,446	$170,506

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

For the Three Months Ended March 31, 2012 (Restated Note 16) and March 31, 2011

(Unaudited)

	2012
	(Restated Note 16)	2011

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$75,146	$65,131
Income taxes	-	-

Non-cash investing and financing activities:
Due to related party exchanged for convertible note payable	$-	$25,000
Convertible notes payable exchanged for common stock	-	711,500
Accrued interest exchanged for common stock	-	10,000

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

GOING CONCERN

At March 31, 2012 and December 31, 2011, the Company had restated current assets of $739,658 and $641,963; current liabilities of $5,087,875 and $3,720,486; and a working capital deficit of $4,348,217 and $3,078,523, respectively. The Company incurred a loss of $703,785 during the three months ended March 31, 2012 and had an unrealized loss from available-for-sale securities of $105,618 and a foreign currency translation loss of $8,714, resulting in a comprehensive loss of $818,117.

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

There have been no material changes to our significant accounting policies previously disclosed in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 except for the following:

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

Effective October 1, 2011, the Company acquired majority ownership of a management company, a company that owns the HOA franchise rights for the territory of South Africa, and four Hooters restaurants in South Africa. Previously, the Company owned a minority interest in the restaurants and was not in control and these operations were accounted for using the equity method of accounting. New entities were formed for the operations and the Company’s ownership at March 31, 2012 is as follows: KPL 80%, DFLO 56%, TPL 69%, CPL 60% and DLOG 100%. The restaurant owned by DFLO in Durban opened in January 2010, the restaurant owned by TPL in Johannesburg opened in June 2010, the restaurant owned by CPL in Cape Town opened in June 2011and the restaurant owned by DLOG opened in February 2012.

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

Liabilities assumed includes $604,446 and $593,928 at March 31, 2012 and December 31, 2011, respectively, in bank debt of the prior entities which the Company has agreed to repay without interest upon completion of its new financing. These amounts are included in other liabilities at March 31, 2012 and December 31, 2011.

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

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT MARCH 31, 2012 AND DECEMBER 31, 2011.

	2012	2011

Investments accounted for under the equity method	$933,734	$815,550
Investments accounted for under the cost method	766,598	766,598
Total	$1,700,332	$1,582,148

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	Three Months	Year Ended
	Ended March, 31	December 31,
	2012	2011

Balance, beginning of year	$815,550	$87,200
Equity in earnings (loss)	(10,538)	(76,113)
New investments	128,722	812,604
Distributions received	-	(8,141)
Balance, end of year	$933,734	$815,550

Equity investments consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Carrying value:
Hoot SA I, II, III - South Africa	$163,590	$143,274
Hoot Campbelltown Pty. Ltd. (49%) - Australia	559,596	570,134
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	210,447	102,041
Brazil	101	101
	$933,734	$815,550

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

	2012	2011
	Australia	South Africa
Revenue	$1,108,063	$957,735
Gross profit	781,253	640,751
Recurring expenses	706,147	589,722
Pre-opening costs	96,613	-
Income (loss) from continuing operations	(21,507)	51,029
Net income (loss)	(21,507)	51,029

The summarized balance sheets for the two locations in Australia of which we owned 49% at March 31, 2012 and December 31, 2011 follows:

	2012	2011
ASSETS
Current assets	$141,377	$58,975
Non-current assets	2,260,399	1,646,508
TOTAL ASSETS	$2,401,776	$1,705,483
LIABILITIES
Current liabilities	$576,000	$76,035
PARTNER'S EQUITY	1,825,776	1,629,448
TOTAL LIABILITIES AND PARTNERS' EQUITY	$2,401,776	$1,705,483

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

5.	PROPERTY AND EQUIPMENT (RESTATED NOTE 16)

Property and equipment consists of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Office and computer equipment	$32,179	$32,179
Furniture and fixtures	47,686	47,686
Construction in progress	-	217,001
Restaurant furnishings and equipment	1,867,610	1,333,926
	1,947,475	1,630,792
Accumulated depreciation	(201,998)	(125,733)
	$1,745,477	$1,505,059

Depreciation expense for the three months ended March 31, 2012 and 2011:

Restaurants	$74,075	$-
Other	2,190	2,549
Total	$76,265	$2,549

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

Restaurant furnishings and equipment includes capital lease assets of $141,416 with a net book value of $123,301 at March 31, 2012 and capital lease assets of $141,416 with a net book value of $131,544 at December 31, 2011.

6.	INTANGIBLE ASSETS, NET (RESTATED NOTE 16)

GOODWILL

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounts to $396,487. An evaluation was completed effective December 31, 2011 at which time the Company determined that no impairment was necessary. No change has occurred as of March 31, 2012 which would cause the Company to revise their evaluation.

FRANCHISE COST

Franchise cost for the Company’s Hooters restaurants consists of the following at March 31, 2012 and December 31, 2011. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

	2012	2011

Goodwill	$396,487	$396,487
Franchise cost:
South Africa	$345,386	$330,388
Brazil	135,000	-
Hungary	105,000	-
	585,386	330,388
Accumulated amortization	(9,063)	(5,304)
	576,323	325,084
Intangible assets, net	$972,810	$721,571

Three months ended March 31, 2012 and 2011:

Amortization expense	$3,759	$-

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	March 31,	December 31,
	2012	2011

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	$1,178,000	$1,165,000

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	241,115	242,964

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued which range from January 22-June 26, 2012; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities (currently approximately 908,000 shares)	2,725,000	1,625,000
	4,144,115	3,032,964
Notes payable and current portion of long-term debt	3,910,616	2,796,855
Long-term debt, less current portion	$233,499	$236,109

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 8.

8.	bank overdraft and term facilities (restated note 16)

Bank overdraft and term facilities at March 31, 2012 and December 31, 2011 are associated with the South African Operations and consist of the following:

	March 31,	December 31,
	2012	2011

Bank overdraft facilities (1)	$269,748	$255,607

Term facility (2)	119,422	112,950

Term facility (3)	215,276	225,371
	604,446	593,928
Other current liabilities	370,302	330,607
Other liabilities	$234,144	$263,321

(1)	Bank overdraft facilities are unsecured and have a total maximum facility of approximately $260,000. The interest rate as of March 31, 2012 and December 31, 2011 was 11%. The facilities are reviewed annually and are payable on demand.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders.
(3)	The monthly payments of principal and interest of the term facility total approximately $5,300 and have been made currently since October 1, 2011. The interest rate at March 31, 2012 and December 31, 2011 was 10.3%.

9.	capital lease payable (restated note 16)

Capital leases payable at March 31, 2012 and December 31, 2011 is associated with the South African Operations and consists of the following.

	March 31,	December 31,
	2012	2011

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$45,392	$46,149

Capital lease payable, due in 32 monthly insallments of $800 including interest at 10%, through November 2014	23,063	24,186

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	20,722	23,211

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	33,482	33,897
Total capital leases payable	122,659	127,443
Current maturities	38,583	41,590
Capital leases payable, less current maturities	$84,076	$85,853

The capital leases cover point of sale and other equipment for the four restaurants operating at March 31, 2012.

10.	Stockholders’ Equity

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
$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company's $2,000,000 line of credit discussed in Note 7. The Class A Warrant is for 200,000 shares exercisable at $2.75 per share for 10 years and the Class B Warrant is for 225,000 shares exercisable at $3.50 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At March 31, 2012 and December 31, 2011, additional paid-in capital includes $57,907 and $35,247, respectively, in amortization. Interest expense included $35,247 in 2011 and $22,660 for the three months ended March 31, 2012.

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

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011

Hoot SA I, LLC	$15,409	$15,409
Chanticleer Foundation, Inc.	10,750	10,750
Chanticleer Investors, LLC	4,045	4,045
Other	(91)	-
	$30,113	$30,204

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

Financial information regarding the Company's segments is as follows for the three months ended March 31, 2012 and 2011.

Three months ended March 31, 2012 (Restated Note 16)

	Management	Restaurants	Total

Revenues	$25,000	$1,387,495	$1,412,495

Interest expense	$72,586	$112,524	$185,110

Depreciation and amortization	$2,190	$77,834	$80,024

Profit (loss)	$(546,099)	$(220,204)	$(766,303)
Investments and other			-
Non-controlling interest			62,518
			$(703,785)

Assets	$937,255	$2,580,139	$3,517,394
Investments			913,067
			$4,430,461

Liabilities	$4,581,483	$1,120,350	$5,701,833

Expenditures for non-current assets	$-	$316,683	$316,683

Three months ended March 31, 2011

	Management	Restaurants	Total

Revenues	$441,313	$-	$441,313

Interest expense	$18,759	$-	$18,759

Depreciation and amortization	$2,549	$-	$2,549

Profit (loss)	$200,564	$5,103	$205,667
Investments and other			19,630
Non-controlling interest			410
			$225,707

Assets	$408,571	$87,764	$496,335
Investments			1,105,098
			$1,601,433

Liabilities	$565,291	$-	$565,291

Expenditures for non-current assets	$-	$-	$-

13.	COMMITMENTS AND CONTINGENCIES

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

These condensed consolidated financial statements restate certain items previously reported by the Company for the three months ended March 31, 2012 and revise certain items previously reported by the Company in the notes to the consolidated financial statements due to the events described below. For information regarding the restatement of the 2011 year see the Company’s Amended Form 10-K/A filed with the SEC on December 4, 2012.

Restated balances for 2012 and 2011 financial information items have been identified with the notation “Restated” where appropriate and applicable.

Other than the revising of the previously filed condensed consolidated financial statements relating to the restatement, these notes to the condensed consolidated financial statements speak as of the filing date of the Company’s original Form 10-Q for the three months ended March 31, 2012, filed on May 15, 2012, and these notes to the condensed consolidated financial statements have not been updated to reflect other events occurring subsequent to the original filing date. These notes to the condensed consolidated financial statements should be read in their historical context, except to the extent revised as a result of this restatement.

On September 7, 2012, the audit committee of the Company, upon recommendation of the Company’s management determined that the Company’s Consolidated Financial Statements for its fiscal year ended December 31, 2011 as originally filed in the Form 10-K could no longer be relied on. The Company determined that the financial statements of Kiarabrite (Pty) Ltd., Dimaflo (Pty) Ltd., Tundraspex (Pty) Ltd., Civisign (Pty) Ltd., Dimalogix (Pty) Ltd., and Chanticleer & Shaw Foods (Pty) Ltd. (collectively referred to as the “South African Operations”) which are the South African management company and the four entities organized for the stores we operate in South Africa, and the company that owns the HOA franchise rights for the territory of South Africa, were not audited as the Company was led to believe. Accordingly, this Amendment is being filed to include the changes to the financial statements of the South African Operations and its impact on the condensed consolidated financial statements of the Company for the period ended March 31, 2012, as a result of the audit of the South African Operations for the three months ended December 31, 2011 and the subsequent review of the operations for the three months ended March 31, 2012.

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered a balance of approximately $58,136 and $42,109 of cash that was misappropriated by the SA CFO as of the end of the first quarter of 2012 and the fourth quarter of 2011 (presented as “other receivable” on the Company’s consolidated balance sheet as of March 31, 2012 and December 31, 2011), and approximately $128,000 in total for the period from October 2011 through September 2012. As of December 10, 2012, approximately $41,000 has been recovered by the Company and payment plans are in place for the remainder.

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

The following tables include the consolidated balance sheet, statement of operations and statement of cash flows as of March 31, 2012, and for the three months then ended and include the consolidated amounts previously reported, adjustments reflected in this amended filing, and the restated amounts for 2012.

Condensed Consolidated Balance Sheet

	March 31, 2012
	As Previously
	Reported	Adjustment	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$182,240	47,206	229,446
Accounts receivable	29,688	25,443	55,131
Other receivable	-	58,136	58,136
Inventory	119,903	25,472	145,375
Due from related parties	77,679		77,679
Prepaid expenses	227,248	(53,357)	173,891
TOTAL CURRENT ASSETS	636,758	102,900	739,658
Property and equipment, net	2,746,611	(1,001,134)	1,745,477
Intangible assets, net	776,415	196,395	972,810
Investments at fair value	212,735		212,735
Other investments	1,707,545	(7,213)	1,700,332
Deposits and other assets	3,980	55,469	59,449
TOTAL ASSETS	$6,084,044	$(653,583)	$5,430,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,185,616	-	1,185,616
Convertible notes payable	2,725,000		2,725,000
Accounts payable anc accrued expenses	438,250	296,897	735,147
Other current liabilities	383,007	(12,705)	370,302
Deferred rent	-	3,114	3,114
Current maturities of capital leases payable	-	38,583	38,583
Income taxes payable	17,293	(17,293)	-
Due to related parties	30,204	(91)	30,113
TOTAL CURRENT LIABILITIES	4,779,370	308,505	5,087,875
Deferred rent	-	62,239	62,239
Other liabilities	-	234,144	234,144
Long-term debt and capital leases, less current maturities	233,499	84,076	317,575
TOTAL LIABILITIES	5,012,869	688,964	5,701,833
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock	301		301
Additional paid in capital	6,483,001		6,483,001
Other comprehensive income (loss)	(58,232)	(5,450)	(63,682)
Non-controlling interest	1,773,446	(1,142,101)	631,345
Accumulated deficit	(6,600,921)	(194,996)	(6,795,917)
Less treasury stock	(526,420)	-	(526,420)
	1,071,175	(1,342,547)	(271,372)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,084,044	$(653,583)	$5,430,461

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated
Revenue:
Restaurant sales, net	$1,348,987	$38,508	$1,387,495
Management fee income - non-affiliates	25,000	-	25,000
Management fee income - affiliates	-	-	-
Total revenue	1,373,987	38,508	1,412,495
Expenses:
Restaurant cost of sales	496,549	85,002	581,551
Restaurant operating expenses	615,769	153,563	769,332
Restaurant pre-opening expenses	66,120	(25,399)	40,721
General and administrative expense	481,273	30,249	511,522
Depreciation and amortization	108,612	(28,588)	80,024
Total expenses	1,768,323	214,827	1,983,150
Loss from operations	(394,336)	(176,319)	(570,655)
Other income (expense)
Equity in earnings (losses) of investments	(10,538)	-	(10,538)
Interest expense	(177,218)	(7,892)	(185,110)
Total other income (expense)	(187,756)	(7,892)	(195,648)
Net loss before income taxes	(582,092)	(184,211)	(766,303)
Provision for income taxes	3,816	(3,816)	-
Net loss before non-controlling interest	(585,908)	(180,395)	(766,303)
Non-controlling interest	17,795	44,723	62,518
Net loss	(568,113)	(135,672)	(703,785)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	(105,618)	-	(105,618)
Foreign translation losses	(1,279)	(7,435)	(8,714)
Other comprehensive loss	$(675,010)	$(143,107)	$(818,117)

Net earnings (loss) per share, basic and diluted	$(0.23)	$(0.05)	$(0.28)
Weighted average shares outstanding	2,498,891	2,498,891	2,498,891

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2012
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(568,113)	$(135,672)	$(703,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(17,795)	(44,723)	(62,518)
Services rendered in exchange for investment securities	-	-	-
Depreciation and amortization	108,612	(28,588)	80,024
Equity in (earnings) loss of investments	10,538	-	10,538
Amortization of warrants	23,495	-	23,495
(Increase) decrease in accounts and other receivables	74,294	(36,738)	37,556
(Increase) decrease in prepaid expenses and other assets	(15,471)	(47,843)	(63,314)
(Increase) decrease inventory	(60,637)	20,335	(40,302)
Increase (decrease) in accounts payable and accrued expenses	149,163	107,980	257,143
Increase (decrease) in income taxes payable	2,685	(2,685)	-
Advance from related party for working capital	-	(1,179)	(1,179)
Increase (decrease) in deferred rent	-	14,966	14,966
Net cash used by operating activities	(293,229)	(154,147)	(447,376)

Cash flows from investing activities:
Proceeds from non-controlling interest	-	90,000	90,000
Purchase of investments	(134,959)	5,163	(129,796)
Franchise fees incurred	(312,674)	72,674	(240,000)
Purchase of property and equipment	(339,977)	23,294	(316,683)
Net cash provided (used) by investing activities	(787,610)	191,131	(596,479)

Cash flows from financing activities:
Loan proceeds	1,113,000	-	1,113,000
Other liabilities	-	10,519	10,519
Loan and capital lease repayment	(1,849)	(4,784)	(6,633)
Net cash provided by financing activities	1,111,151	5,735	1,116,886
Effect of exchange rate changes on cash	-	(8,714)	(8,714)
Net increase in cash and cash equivalents	30,312	34,005	64,317
Cash and cash equivalents, beginning of year	151,928	13,201	165,129
Cash and cash equivalents, end of year	$182,240	$47,206	$229,446

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

	(1)	(2)	(3)	(4)
	Durban	Johannesburg	CapeTown	Emperors Palace	Total Restaurants
Revenues	$269,660	$515,106	$165,672	$437,057	$1,387,495
Cost of Sales	125,573	202,767	46,061	207,150	581,551
Gross Profit	144,087	312,339	119,611	229,907	805,944

Recurring expenses:
Operating expenses, including management fees eliminated in consolidation	166,527	262,062	128,788	247,047	804,424
General and administrative expenses	13,150	24,660	8,212	20,993	67,015
Other expenses (income)	-	-	-	-	-
Interest expense	1,857	2,855	9,046	-	13,758
Depreciation and amortization	12,803	30,589	22,247	12,196	77,835
Income taxes	-	-	-	-	-
	194,337	320,166	168,293	280,236	963,032
Net income (loss) before non-recurring expenses	(50,250)	(7,827)	(48,682)	(50,329)	(157,088)
Pre-opening costs	-	-	-	-	-
Net income (loss)	$(50,250)	$(7,827)	$(48,682)	$(50,329)	(157,088)

Loss from management company not absorbed above					(52,578)
Total South Africa restaurants					$(209,666)

(1) Durban location opened in December 2009.
(2) Johannesburg location opened in June 2010.
(3) CapeTown location opened in June 2011.
(4) Emperors Palace location opened mid-February 2012.

We expect net income for the four stores to continue to improve for the remainder of 2012. The Emperor’s Palace location was our first location opened since we took over operational control, and we expect this location to continue and at its current pace.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

At March 31, 2012 and December 31, 2011, the Company had restated current assets of $739,658 and $641,963; current liabilities of $5,087,875 and $3,720,486; and a working capital deficit of $4,348,217 and $3,078,523, respectively. The Company incurred a loss of $703,785 during the three months ended March 31, 2012 and had an unrealized loss from available-for-sale securities of $105,618 and foreign currency translation losses of $8,714, resulting in a comprehensive loss of $818,117.

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

As discussed elsewhere in this Form 10-Q/A, effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. Previously all restaurant operations were accounted for using the equity method.

Comparison of three months ended March 31, 2012 (Restated Note 16) and 2011

Revenue

Revenue amounted to $1,412,495 in the three months ended March 31, 2012 and $441,313 in the year earlier period.

Restaurant sales, net amounted to $1,387,495 for our four locations in South Africa, one of which opened to the public on February 17, 2012.

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

Restaurant cost of sales

Restaurant cost of sales amounted to $581,551, or 41.9% of restaurant net sales. We expect the percentage to remain approximately the same in 2012 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses amounted to $769,332, or 55.4% of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $40,721 incurred for the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $511,522 in the three months ended March 31, 2012 and $224,458 in the year earlier period. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$59,910	$18,344
Payroll and benefits	201,266	118,749
Consulting and investor relation fees	118,597	16,644
Travel and entertainment	42,966	13,186
Accounting and auditing	42,700	21,500
Other G&A	46,083	36,035
	$511,522	$224,458

G&A costs are expected to range from $400-$500,000 per quarter for the remainder of 2012, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Payroll and benefits increased $82,517 in 2012 from 2011 primarily from the addition of restaurant management personnel beginning in the fourth quarter of 2011.

Consulting and investor relations fees increased $101,953 from 2012 to 2011 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $0 and $25,000 in 2012 and 2011, respectively. Non-cash amortization of warrant expense for services were $23,495 and $0 in 2012 and 2011, respectively.

Travel and entertainment increased $29,780 as Company personnel, primarily the CEO, traveled to increase our company awareness and lockdown financing and partners for the restaurant locales.

Depreciation and amortization

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $76,265 and $2,549, respectively. The restaurant segment for the three months ended March 31, 2012 and 2011 amounted to $74,075 and $0, respectively, and the management business amounted to $2,190 and $2,549, respectively.

Amortization expense for the three months ended March 31, 2012 for the restaurant businesses related to franchise fees was $3,759. There was no amortization expense in 2011.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at March 31, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(10,538)	$5,103
Realized gains from sale of investments	-	19,630
Interest expense	(185,110)	(18,759)
Interest income	-	4,541
Miscellaneous income	-	476
	$(195,648)	$10,991

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

Interest Expense

Interest expense increased by $166,351 in 2012 from 2011 primarily due to the addition in 2011 of a line of credit with a balance as of March 31, 2012 of $1,178,000 and convertible notes payable in the amount of $1,725,000, offset by the conversion of $686,500 of convertible notes payable from 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Our management has determined that, as of March 31, 2012, the Company's disclosure controls and procedures are ineffective.

In connection with the preparation of its quarterly report for the period ended March 31, 2012, the Company’s management evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2012, as a result of the existence of a material weakness in our internal controls over financial reporting related to the Company’s South African subsidiaries.

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

To address the material weaknesses listed above, management performed analyses and post-closing procedures designed to ensure the Company’s condensed consolidated financial statements were prepared in accordance with U.S. GAAP. These procedures included documentation and testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. As a result, management believes the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period ended March 31, 2012.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q/A.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date:	December 17, 2012	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer

