Form 10-Q/A
period 2012-09-30
Chanticleer Holdings, Inc.
filed 2012-12-31
CIK 1106838

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

1

Explanatory Note

The purpose of this Amendment No. 1 to Chanticleer Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on December 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. This report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on this report hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q/A.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350
Section 906 of the Sarbanes-Oxley Act of 2002

101 - Interactive data files pursuant to Rule 405 of Regulation S-T, as follows:

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: December 31, 2012	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

Date: December 31, 2012	By:	/s/ Eric S. Lederer
Eric S. Lederer,
Chief Financial Officer

3