Form 10-Q/A
period 2012-06-30
Chanticleer Holdings, Inc.
filed 2013-01-02
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

The purpose of this Amendment No. 2 to Chanticleer Holdings, Inc.'s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on December 19, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. This report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

CHANTICLEER HOLDINGS, INC.

Date:	January 2, 2013	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

Date:	January 2, 2013	By:	/s/ Eric S. Lederer
Eric S. Lederer,
Chief Financial Officer