Form 10-K
period 2012-12-31
Chanticleer Holdings, Inc.
filed 2013-04-03
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Common Stock, $0.0001 par value

Common Stock Warrants, $5.00 exercise price

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($4.39 per share) (3,258,344 of 3,698,896 shares outstanding): $14,304,130 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 3,698,896 shares of common stock issued and outstanding as of March 15, 2013.

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

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") (the Company announced its intention to exit this business on March 22, 2013, see Item 7 for further details) and other investments owned by the Company;

•	Ventures was formed as a wholly owned Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•	CHL was formed as a wholly owned Limited Liability Company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia;

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP has not commenced business at December 31, 2012. CIP was formed to manage separate and customized investment accounts for investors. The Company registered CIP as a registered investment advisor with the state of North Carolina so that it can market openly to the public (the Company plans to exit this business during the first quarter of 2013);

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe for Hooters South African stores (the Company owns approximately 89% of DineOut at December 31, 2012;

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 90% and local management owns 10% at December 31, 2012;

•	C&S was formed in 2009 in South Africa, is owned 100% by the Company at December 31, 2012 and 2011, and holds the Hooters of America (“HOA”) franchise rights in South Africa;

•	DFLO was formed on August 16, 2011 in South Africa, is owned 82% by the Company and 18% by outside investors at December 31, 2012 and owns the Hooters restaurant in Durban, South Africa;

•	TPL was formed on August 18, 2011in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2012 and owns the Hooters restaurant in Johannesburg, South Africa;

•	CPL was formed on August 29, 2011 in South Africa, is owned 90% by the Company and 10% by outside investors at December 31, 2012 and owns the Hooters restaurant in Cape town, South Africa;

•	DLOG was formed on August 27, 2011 in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2012 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa;

•	CRK was formed on October 12, 2011 in Hungary, is owned 80% by the Company and 20% by a local investor at December 31, 2012 and is intended to own restaurants in Hungary (including the Budapest, Hungary location which opened in August 2012) and Poland; and

•	AFS was formed as a Nevada Limited Liability Company on February 19, 2009 to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations. AFS's business operation was not activated and was discontinued in September 2011.

Information regarding the Company’s unconsolidated affiliates is as follows:

•	Investors LLC is a limited liability company formed in 2006 through which the Company raised $5,000,000 and began its relationship with Hooters of America, Inc. (“HOA”). Initially structured as a loan transaction, the loan was repaid in early 2011 and $3,550,000 was invested in HOA Holdings, LLC (“HOA LLC”). HOA LLC completed the acquisition of HOA and Texas Wings, Inc. (“TW”) in early 2011 and created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. Investors LLC owns approximately 3.1% of HOA LLC and the Company owns approximately 22% of Investors LLC as of December 31, 2012.

•	Investors II is a fund with $3,668,249 in net assets at December 31, 2012, is managed by Advisors and receives performance fees. The Company announced its intention to exit this business on March 22, 2013 (see Item 7 for further details).

•	Chanticleer Dividend Fund, Inc. (“CDF”) was formed on November 10, 2010 in Maryland. CDF filed a registration statement in January 2011 under Form N-2 with plans to register as a non-diversified, closed-end investment company. Advisors will have a role in management of CDF when its registration statement becomes effective. CDF is actively seeking business opportunities, including for growth capital in the restaurant industry.

•	Chanticleer Foundation, Inc. (“CF”) is a non-profit organization formed for charitable purposes. CF is controlled by its board, which consists of Mr. Pruitt, a director of the Company and an employee of the Company.

We have changed our focus recently from managing investments to owning and operating Hooters franchises internationally.  Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls.  The menu consists of spicy chicken wings, seafood, sandwiches and salads.  Each locations’ menu can vary with the tastes of the locality it is in.  Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 430 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets.

We expect to either own 100% of the Hooters franchise or partner with a local franchisee in the countries we target.   We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various international markets. We are focused on expanding our Hooters operations, and expect to invest in the following countries or continents: South Africa, Brazil, Hungary, Australia and Europe.

Accordingly, we operate in two business segments, Hooters franchise restaurants and our continuing investment management and consulting services businesses. Chanticleer intends, however, to exit the investment management business in 2013 (see Item 7 for further details).

South Africa

We currently have four Hooters locations in South Africa in Cape Town, Durban and Johannesburg (two locations), which are owned by four companies which we control.  In order to obtain investor funds to pay for the initial costs involved in commencing operations for each of the South Africa locations, we agreed to allocate a portion of the profits from each restaurant such that the investors in Cape Town, Durban, and the first Johannesburg location received 40% of the net profits after taxation (the “SA Profits”) until they have received a return of their investment and a pre-tax annual compounded return on that investment of 20% (the “SA Return”).  Once the investors have received the SA Return, the investors are thereafter entitled to receive 10% of the SA Profits. As of December 31, 2012 there are no profits and therefore nothing has been accrued.

We formed a management company to operate the current South African Hooters locations.  At December 31, 2012, we own 90% of the management company, with one member of local management owning the remaining 10%.  The management company currently charges a management fee of 5% of net revenues to the Hooters locations in South Africa.

Hungary

We currently own 80% of the entity which holds the franchise rights and our local partner owns the remaining 20%.  Our local partner, who is an experienced franchise restaurateur, manages the day-to-day operations of the current location and will manage future locations.

Other Countries or Continents

We are currently targeting the following countries or continents for the opening of additional restaurants:

•	Brazil - we have acquired development rights for Hooters in five states of Brazil, which would include Rio de Janeiro. We will partner with the current local franchisee who owns the Hooters franchise rights in the state of Sao Paolo. We will own 60% of the entity holding the development rights and our local partner would own the remaining 40%.

•	Australia - we have partnered with the current Hooters franchisee in a joint venture in which we own 49% and our partner owns 51%. The first Hooters restaurant under this joint venture (which would be the third Hooters restaurant currently open in Australia) opened in January 2012 in Campbelltown, a suburb of Sydney. We are in discussions to purchase from the same franchisee a partial interest in the first two existing Hooters locations in the Sydney area. We plan on opening our second jointly-owned Australian Hooters in the second quarter of 2013. We have no involvement in the day-to-day operations, and have no further obligations to fund additional losses.

•	Europe – we have a non-binding letter of intent with a current franchisee to purchase 100% of an existing Hooters location. We are actively seeking other territories in Europe.

Acquisition of Hooters Restaurants

Our trend toward focusing on Hooters arose when the Company and our partners completed the acquisition of HOA and TW in 2011.   Investors LLC and its three partners, H.I.G. Capital, KarpReilly, LLC and Kelly Hall, president of TW, the largest Hooters franchisee in the United States at the time, combined to form HOA LLC which created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. The Company now owns approximately 22% of Investors LLC, and Investors LLC owns approximately 3% interest in HOA LLC.  As of December 31, 2012, the Company has not received any revenue from our equity interest in HOA LLC.

The Company received a payment of $400,000 at closing for its services and expense reimbursement in facilitating the acquisition of HOA and TW.  In addition, for a minimum of four years, the Company will receive annual payments of $100,000 due in January each year while Mr. Pruitt serves on its board.

Management and consulting services

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded.  The Company also provides management and investment services for Investors LLC and Investors II, which are affiliates of the Company, and plans to provide services for CDF when it’s registration statement becomes effective. (See Item 7 for further details on Chanticleer’s future plans for its investment services for Investors II). We will occasionally invest in other non-Hooters related opportunities when we believe this is in the best interests of the Company and its shareholders.

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

EMPLOYEES

At December 31, 2012 and December 31, 2011, we had 276 (242, 27 and 7 in South Africa, Hungary, and USA, respectively) and 95 (90 and 5 in South Africa and USA, respectively) full-time employees, respectively.  Approximately 30 of our South African employees are represented by a labor union.  We have experienced no work stoppage and believe that our employee relationships are good.

Item 1A:	Risk Factors

Not applicable.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:	Properties

Effective August 1, 2010, the Company renewed its office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC 28277. Since August 1, 2011, the lease has continued on a month-to-month basis. On July 1, 2012, the Company signed a one year office lease agreement for a satellite office in Florida for one year at a monthly rate of $800. This lease ends in June, 2013 and will not be renewed.

The Company leases the land and building for our four restaurants in South Africa and one restaurant in Hungary through our subsidiaries. The South Africa leases are for five year terms and the Hungary lease is for 10 years and all include options to extend the terms. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

Item 3:	Legal proceedings

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all others similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (the “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper. On October 15th, 2012, the Honorable Judge James I. Cohn filed an Order setting the Calendar Call for the case for June 13th, 2013, and the Trial Date for the trial period commencing on June 17th, 2013.  On October 31st, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. Requests by the Underwriting Defendants for indemnification were denied.  On November 2nd, 2012, we filed a Joint Motion to Extend Deadline to Respond to Class Action Complaint, requesting that our responsive pleading deadline be delayed until after a lead Plaintiff is named.  That Motion was approved, and on December 12th, 2012, Howard filed a Motion to Appoint himself Lead Plaintiff and to Approve his selection of The Rosen Law Firm, P.A. as his Counsel.  An Order appointing Francis Howard and the Rosen Law Firm as lead Plaintiff and lead Plaintiff’s Counsel was entered on January 4, 2013. Therein, Judge Cohn also reset Calendar Call for October 10, 2013; trial was reset for the two-week period commencing October 15, 2013. On February 19, 2013, Plaintiff filed an Amended Complaint, to which an Answer from Defendants is due within forty five days.

Given that the outcome of litigation is inherently uncertain, and the early stage of this class action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of December 31, 2012, no amounts have been accrued for related to this matter.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The Company intends to vigorously defend itself in this matter. As of December 31, 2012, no amounts have been accrued for related to this matter.

Given that the outcome of litigation is inherently uncertain and the early stage of this action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such.

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission, requesting various corporate documents relating to operations.  The Company intends to fully cooperate with the subpoena.

Item 4:	mine safety disclosures

Not applicable.

Part II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on NASDAQ under the ticker “HOTR", prior to June 21, 2012 our common stock traded on the “OTC Bulletin Board” or “OTCBB” system under the symbol "CCLR". All OTCBB prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The market closing, high and low prices on the OTCBB for the period through June 20, 2012 and NASDAQ from June 21, 2012 forward are as follows:

Quarter Ended	High	Low

*Through March 22, 2013	$3.64	$1.40

March 31, 2012	$7.40	$4.40
June 30, 2012	8.00	4.00
*September 30, 2012	2.92	4.36
*December 31, 2012	3.64	3.64

March 31, 2011	$3.38	$2.12
June 30, 2011	3.20	2.09
September 30, 2011	3.25	2.15
December 31, 2011	5.00	2.75

*NASDAQ trading halted from September 11, 2012 through January 15, 2013

Number of Shareholders and Total Outstanding Shares

As of March 22, 2013 and December 31, 2012, there were 3,698,896 shares issued and outstanding, held by approximately 55 shareholders of record. Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options and Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement was declared effective on July 14, 2011 and registered one Class A Warrant and one Class B Warrant for each common share of the Company issued. The warrants had a subscription price of $0.04 which entitled our shareholders to acquire one Class A Warrant, which entitled the holder to acquire one share of our common stock for $5.50, and one Class B Warrant, which entitled the holder to acquire one share of our common stock for $7.00. The warrants have a five year life. At December 31, 2011, the Company had issued and outstanding 1,097,254 Class A and Class B warrants. Proceeds from the offering are summarized as follows and are included in additional paid-in capital.

Proceeds from sales of Class A and Class B warrants	$87,780
Legal and professional fees incurred for the offering	(67,172)
Amount included in additional paid-in capital	$20,608

On August 10, 2011, the Company issued two warrants to the shareholder who collateralized the Company’s $2,000,000 line of credit. The first warrant is for 100,000 shares exercisable at $5.50 per share for 10 years and the second warrant is for 112,500 shares exercisable at $7.00 per share for 10 years. The warrants were valued using Black-Scholes at $906,351. This amount will be amortized to interest expense over the ten year life of the warrants. At December 31, 2012 and 2011, interest expense includes $90,636 and $35,247 in amortization, respectively.

On March 28, 2012, the Company issued 125,000 and 25,000 five year warrants at $6.50 and $8.00, respectively for consulting services related to the Company’s expansion into Europe. The warrants were valued using Black-Scholes at $518,599. This amount will be amortized to consulting fees (in G&A on consolidated statements of operations) over the five year life of the warrants. At December 31, 2012, additional paid-in capital and consulting expense include $78,564 in amortization for the period since the warrants were issued.

On June 21, 2012, the Company issued 2,444,450 five-year redeemable warrants (redeemable at the Company’s option) exercisable at $5.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of 2012 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter and there were zero stock transactions in the fourth quarter of 2012, and there were zero stock transactions in the fourth quarter of 2012.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

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

We expect to either own 100% of the Hooters franchise or partner with a local franchisee in the countries we target.   We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various international markets. We are focused on expanding our Hooters operations, and expect to use substantially all of our capital in South Africa, Brazil, Hungary, Australia and Europe.

Accordingly, we operate in two business segments; Hooters franchise restaurants and our legacy investment management and consulting services businesses.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

At December 31, 2012 and 2011, the Company had current assets of $2,030,375 and $641,963; current liabilities of $1,772,852 and $3,720,486; and a working capital balance (deficit) of $257,523 and $(3,078,523), respectively. The Company incurred a loss of $3,166,565 during the year ended December 31, 2012 and had an unrealized loss from available-for-sale securities of $261,404 and foreign currency translation gains of $29,013, resulting in a comprehensive loss of $3,398,956.

The Company's corporate general and administrative expenses averaged approximately $650,000 per quarter during 2012. The Company expects costs to increase as we expand our footprint internationally in 2013, offset by one-time costs incurred in the fourth quarter of 2012 of approximately $150,000 for professional fees related to our South African subsidiaries. In addition, as announced in March 2013, we will be exiting operating our investment management subsidiary which we believe will save us approximately $50,000 per quarter starting with the second quarter of 2013. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and shares 80% of the profits. The Company also shares 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at December 31, 2012 of $236,110 owed to its bank which is due in August 2013. The Company’s South African subsidiaries have bank overdraft and term facilities of $361,586. The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed or not fully subscribed, to fund its share of costs for additional Hooters restaurants.

On January 31, 2013, the Company settled outstanding liabilities of $170,686 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities”. Upon making a payment of $98,578, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of $72,108, which will be presented in our March 31, 2013 10-Q filing as other income.

The Company expects to meet its obligations in 2013 with some or all of the following:

•	The Company received $100,000 in January 2013 as a fee for its CEO to be a board member of Hooters of America and expects to continue to receive this fee for the next three years based on the current agreement;

•	Borrow, if and to the extent available, additional funds;

•	Form joint ventures or other financing vehicles.

If the above events do not occur or if the Company does not raise sufficient capital, substantial doubt about the Company’s ability to continue as a going concern exists. These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Evaluation of the amounts and certainty of cash flows:

The Company has used short-term financing to meet the preliminary requirements of its planned expansion, principally in South Africa, Europe and Australia. If the Company is unable to obtain necessary additional funding, the Company would be required to limit its expansion plans. We would use limited partner funding and other sources of capital to the extent necessary to attempt to fund as much of the planned expansion as possible. There can be no assurance that any of this funding will be available when needed.

Cash requirements and capital expenditures:

In 2013, we expect to open one restaurant in each of the following countries or continents – Australia, Brazil, Europe and South Africa. The Company expects the total cash requirements for these restaurants to be approximately $3.3 million, of which approximately $650,000 has been paid as of December 31, 2012 .

In addition, we expect general and administrative expenses to be approximately $2.0-$2.4 million for 2013.

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

Other prospective sources for and uses of cash:

If the Company is unable to obtain sufficient funding, it will seek other sources of interim funding to maintain its current operations and complete the restaurants already underway.

If the above events do not occur or the Company is unable to develop its business model, substantial doubt about the Company's ability to continue as a going concern exists.

Other Events

On March 22, 2013, the Company, with Board approval, has decided to exit the management of the Investors II fund which was managed by Advisors. The Company will save approximately $50,000 of expenses quarterly based on this decision, and will have minor participation rights in future incentive fees earned by the Company’s former managers. The Company will present this business as a discontinued operation in the March 31, 2013 10-Q.

RESULTS OF OPERATIONS

Note: unless noted, the primary reasons for the increase in restaurant amounts from 2011 compared to 2012 were for the following reasons:

•	In 2011, three South African restaurants were consolidated for the fourth quarter of 2012;

•	In mid-February 2012, our fourth South African location opened along with the three other South African restaurants being opened the entire year;

•	Our Hungary location opened in late August 2012.

Revenue

Revenue amounted to $6,883,066 in 2012 and $1,476,649 in 2011. Revenues were $100,000 and $6,752,323 in 2012 from the management and restaurant businesses, respectively, and $493,167 and $980,247 in 2011. The majority of our revenues in 2011 for the management business was from a fee of $400,000 received in January 2011 for our services in facilitating the acquisition of HOA and TW and of $91,667 of the Company’s annual payment from HOA of $100,000, which is due in January each year while Mr. Pruitt serves on its board.   Revenues in 2012 and 2011 of $30,743 and $3,235, respectively were recognized for fees from our services.

Restaurant cost of sales

Restaurant cost of sales for 2012 and 2011 totaled $2,761,949 (40.9%) and $504,971 (51.5%), respectively of restaurant net sales. We expect the percentage to decrease as we open more stores in 2013 as we expand our business in South Africa and other countries.

Restaurant operating expenses

Restaurant operating expenses for 2012 and 2011 totaled $3,785,034 (56.1%) and $598,225 (61.0%) of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

General and Administrative Expense (“G&A”)

G&A amounted to $2,618,368 in 2012 and $1,249,749 in 2011. The more significant components of G&A are summarized as follows:

	2012	2011

Professional fees	$284,166	$104,016
Payroll and benefits	955,833	563,323
Consulting and investor relation fees	558,881	261,315
Travel and entertainment	173,333	84,767
Accounting and auditing	276,200	70,450
Shareholder services and fees	119,565	11,082
Other G&A	250,390	154,796
	$2,618,368	$1,249,749

G&A costs are expected to be $500-$600,000 per quarter in 2013, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Professional fees increased $180,150 from 2012 to 2011 as we expanded our footprint internationally and incurred costs of approximately $150,000 in the fourth quarter of 2012 related to our South African operations accounting issues.

Payroll and benefits increased $392,510 in 2012 from 2011 primarily from the addition of restaurant management personnel starting in the fourth quarter of 2011 and additional corporate employees starting in the second quarter of 2012.

Consulting and investor relations fees increased $297,566 from 2012 to 2011 as the Company engaged experienced personnel to startup our European subsidiary and to assist in Brazil, as well as to increase the Company’s recognition in the investment arena. Non-cash fees for services were $110,965 and $74,573 in 2012 and 2011, respectively.

Travel and entertainment increased $88,566 from 2012 to 2011 as Company personnel, primarily the CEO, traveled to increase our company awareness and secure financing and partners for the restaurant locales.

Accounting and auditing increased $205,750 from 2012 to 2011 as we expanded our footprint internationally and engaged a larger audit firm in the fourth quarter of 2012.

Shareholder services and fees increased $108,483 from 2012 to 2011 primarily from the fees associated with being a listed company on NASDAQ.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31, 2012 and 2011:

	2012	2011
Other income (expense):
Equity in earnings (losses) of investments	$(14,803)	$(76,113)
Realized (losses) gains from sale of investments	(16,598)	94,353
Interest expense	(474,926)	(183,467)
Interest and other income	864	5,017
Other than temporary decline in available-for-sale securities	-	(147,973)
	$(505,463)	$(308,183)

Equity in Earnings (losses) of Investments

Equity in earnings (losses) of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. The 2012 amount is all from losses on our Hooters Australian locations (Campbelltown and a second location planned to be opened in the second quarter of 2013). The 2011 losses from the Hoot Campbelltown and Hoot SA partnerships in 2011 were $66,857 and $9,256, respectively.

Realized (Losses) Gains from Sale of Investments

Realized (losses) gains are recorded when investments are sold and were a loss f $16,598 in 2012 from the sale of Investors II and in 2011 from a gain on sales of DineOut of $19,991 and a gain from our Hooters South Africa interests of $74,362.

Interest Expense

Interest expense increased by $291,459 in 2012 from 2011 primarily due to the addition in late 2011 of a line of credit which built to a balance of $2,000,000 and convertible notes payable in the amount of $2,750,000. The line of credit and convertible notes payable were paid in cash or common stock with our June 2012 raise.

Other than Temporary Decline in Available-for-Sale Securities

The Company determined that its investment in available-for-sale securities had an other than temporary decline in value and recorded a realized loss in the amount of $0 and $147,973 in 2012 and 2011, respectively. Valuations were determined based on the quoted market price for the stock when it was determined the decline was not temporary and the decline was recorded. In 2011, the Company recorded an impairment of $147,973 primarily related to the Company’s investment in HiTech Stages ($124,573) and Efftec International ($22,500).

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

On July 27, 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of this Update, but does not expect the Update to have a material impact on the consolidated financial statements.

On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The Update requires an entity to present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified, from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2012. The Company will adopt this amendment for the March 31, 2013 interim period financial statements.

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

Intangible Assets

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As allowed under the amended guidance, the Company chose not to assess the qualitative factors of its reporting units and, instead, performed the quantitative tests.

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our restaurants. The Company amortizes these amounts over a 20 year period, which is the life of the franchise agreement.

COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC 28277. Since August 1, 2011, the lease has continued at the same rate on a month-to-month basis. On July 1, 2012, the Company signed a one year office lease agreement for a satellite office in Florida for one year at a monthly rate of $800. This lease ends in June, 2013 and will not be renewed.

The Company leases the land and building for our four restaurants in South Africa and one restaurant in Hungary through our subsidiaries. The South Africa leases are for five year terms and the Hungary lease is for 10 years and all include options to extend the terms. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations and commitments as of December 31, 2012:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$236,110	$236,110	$-	$-	$-
Operating Lease Obligations (2)	2,694,561	556,752	1,120,953	512,066	504,790
Capital Lease Obligations (3)	100,660	43,502	51,589	5,569	-
Total	$3,031,331	$836,364	$1,172,542	$517,635	$504,790

(1) Represents the outstanding principal amounts and interest on all our long-term debt.

(2) Represents operating lease commitments for our four Hooters restaurants in South Africa and one restaurant in Hungary.

(3) Represents capital lease commitments on principal and interest for three Hooters restaurants in South Africa.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8:	Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Chanticleer Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. and Subsidiaries, as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

New York, NY

April 3, 2013

CREASON & ASSOCIATES, P.L.L.C.

7170 S. Braden Ave., Suite 100

Tulsa, Oklahoma 74136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of

The Board of Directors and Stockholders of

Chanticleer Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Chanticleer Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Kiarabrite (Pty) Ltd, Dimaflo (Pty) Ltd, Tundraspex (Pty) Ltd, Civisign (Pty) Ltd, Dimalogix (Pty) Ltd, and Chanticleer & Shaw Foods (Pty) Ltd. (collectively referred to as the South Africa Operations), wholly-owned and majority-owned subsidiaries, which statements reflect total assets and revenues constituting 45 percent and 66 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the South Africa Operations, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit and the audit report of the other auditors provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2011, and for the year then ended.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chanticleer Holdings, Inc. and Subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Creason & Associates, P.L.L.C.

Tulsa, Oklahoma

April 3. 2012 (Except for the effects of the restatement as discussed in Note 17 to the 2011 consolidated financial statements, which are dated December 4, 2012)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

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

/s/ Marcum llp

New York, NY

December 4, 2012

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash	$1,248,274	$165,129
Accounts receivable	161,073	108,714
Other receivable	85,473	42,109
Inventory	227,023	105,073
Due from related parties	137,763	76,591
Prepaid expenses	170,769	144,347
TOTAL CURRENT ASSETS	2,030,375	641,963
Property and equipment, net	2,316,146	1,505,059
Goodwill	396,487	396,487
Intangible assets, net	559,832	325,084
Investments at fair value	56,949	318,353
Other investments	2,116,915	1,582,148
Deposits and other assets	169,727	29,605
TOTAL ASSETS	$7,646,431	$4,798,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$236,110	$1,171,855
Convertible notes payable	-	1,625,000
Accounts payable and accrued expenses	1,122,633	478,005
Other current liabilities	361,586	330,607
Current maturities of capital leases payable	27,965	41,590
Deferred rent	10,825	43,225
Due to related parties	13,733	30,204
TOTAL CURRENT LIABILITIES	1,772,852	3,720,486
Capital leases payable, less current maturities	60,518	85,853
Deferred rent	98,448	7,162
Other liabilities	186,060	263,321
Long-term debt, less current maturities	-	236,109
TOTAL LIABILITIES	2,117,878	4,312,931
Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 20,000,000 and 200,000,000 shares; issued 3,698,896 shares and 1,506,061 shares; and outstanding 3,698,896 and 1,249,446 shares at December 31, 2012 and 2011, respectively	370	151
Additional paid in capital	14,898,423	6,459,656
Other comprehensive (loss) income	(181,741)	50,650
Non-controlling interest	70,198	593,863
Accumulated deficit	(9,258,697)	(6,092,132)
Less treasury stock, 256,615 shares at December 31, 2011	-	(526,420)
	5,528,553	485,768
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,646,431	$4,798,699

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenue:
Restaurant sales, net	$6,752,323	$980,247
Management fee income - non-affiliates	100,000	493,167
Management fee income - affiliates	30,743	3,235
Total revenue	6,883,066	1,476,649
Expenses:
Restaurant cost of sales	2,761,949	504,971
Restaurant operating expenses	3,785,034	598,225
Restaurant pre-opening expenses	204,126	-
General and administrative expense	2,618,368	1,249,749
Depreciation and amortization	383,454	79,542
Total expenses	9,752,931	2,432,487
Loss from operations	(2,869,865)	(955,838)
Other income (expense)
Equity in earnings (losses) of investments	(14,803)	(76,113)
Realized (losses) gains from sales of investments	(16,598)	94,353
Interest and other income	864	5,017
Interest expense	(474,926)	(183,467)
Other than temporary decline in available-for-sale securities	-	(147,973)
Total other expense	(505,463)	(308,183)
Net loss before income taxes	(3,375,328)	(1,264,021)
Provision for income taxes	19,205	-
Net loss before non-controlling interest	(3,394,533)	(1,264,021)
Non-controlling interest	227,968	101,307
Net loss	(3,166,565)	(1,162,714)
Other comprehensive loss:
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	(261,404)	(13,005)
Foreign translation gains (losses)	29,013	(4,372)
Other comprehensive loss	$(3,398,956)	$(1,180,091)

Net loss per share, basic and diluted	$(1.25)	$(0.98)
Weighted average shares outstanding	2,541,696	1,185,018

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2012 and 2011

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, January 1, 2011	1,285,959	$129	$5,456,195	$68,027	$24,175	$(4,929,418)	$(536,683)	$82,425
Common stock issued for:
Convertible notes payable and accrued interest	206,143	21	731,066	-	-	-	-	731,087
Services	13,875	1	74,572	-	-	-	-	74,573
Cash	84	-	500	-	-	-	-	500
Available-for-sale securities contributed by CEO	-	-	125,331	-	-	-	-	125,331
Warrants sold, net	-	-	20,608	-	-	-	-	20,608
Amortize warrants	-	-	35,247	-	-	-	-	35,247
Sell treasury stock	-	-	16,137	-	-	-	10,263	26,400
Available-for-sale securities	-	-	-	(13,005)	-	-	-	(13,005)
Non-controlling interest	-	-	-	-	670,995	-	-	670,995
Foreign translation loss	-	-	-	(4,372)	-	-	-	(4,372)
Net loss	-	-	-	-	(101,307)	(1,162,714)	-	(1,264,021)
Balance, December 31, 2011	1,506,061	$151	$6,459,656	$50,650	$593,863	$(6,092,132)	$(526,420)	$485,768
Common stock issued for: Services	5,000	1	32,399	-	-	-	-	32,400
Conversion of notes payable amd accrued interest	423,828	42	1,907,196	-	-	-	-	1,907,238
Purchase of non-controlling interest	219,248	22	986,651	-	(986,651)	-	-	22
Acquisition of non-controlling interest for cash	-	-	-	-	(490,615)	-	-	(490,615)
Reclassification of non-controlling interest	-	-	(1,181,569)	-	1,181,569	-	-	-
Cash, net of expenses	1,801,374	180	7,051,284	-	-	-	-	7,051,464
Available-for-sale securities	-	-	-	(261,404)	-	-	-	(261,404)
Amortize warrants	-	-	169,200	-	-	-	-	169,200
Foreign translation gain	-	-	-	29,013	-	-	-	29,013
Treasury stock cancelled	(256,615)	(26)	(526,394)	-	-	-	526,420	-
Net loss	-	-	-	-	(227,968)	(3,166,565)	-	(3,394,533)
Balance, December 31, 2012	3,698,896	$370	$14,898,423	$(181,741)	$70,198	$(9,258,697)	$-	$5,528,553

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(3,394,533)	$(1,264,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Other than temporary decline in value of available-for-sale securities	-	147,973
Bad debt expense - related party	-	750
Consulting and other services rendered in exchange for investment securities	-	(1,500)
Depreciation and amortization	383,454	79,542
Equity in (earnings) loss of investments	14,803	76,113
Common stock issued for services	32,400	74,573
Loss (gain) on sale of investments	16,598	(94,353)
Revaluation of equity investment prior to acquisitions	-	74,362
Amortization of warrants	169,201	35,247
Increase in amounts due from affiliate	(77,643)	(54,217)
Increase in accounts receivable	(52,359)	(81,528)
Increase in other receivable	(43,364)	(42,109)
Increase in prepaid expenses and other assets	(125,368)	(58,690)
Increase in inventory	(121,950)	(36,676)
Increase (decrease) in accounts payable and accrued expenses	785,965	(30,701)
Increase in deferred rent	58,886	20,308
Decrease in deferred revenue	-	(1,750)
Net cash used by operating activities	(2,353,910)	(1,156,677)

Cash flows from investing activities:
Proceeds from sale of investments	-	190,325
Investment distribution	-	8,140
Purchase of investments	(1,202,936)	(1,502,247)
Franchise costs	(239,684)	(75,000)
Purchase of property and equipment	(1,173,801)	(219,811)
Treasury stock proceeds	-	26,400
Net cash used by investing activities	(2,616,421)	(1,572,193)

Cash flows from financing activities:
Proceeds from sale of common stock	7,051,464	500
Proceeds from sale of common stock warrants, net	-	20,608
Loan proceeds	2,915,000	2,790,000
Loan repayment	(3,939,098)	(7,036)
Capital lease payments	(45,814)	(13,970)
Non-controlling interest investment	90,000	-
Other liabilities	(46,282)	62,262
Net cash provided by financing activities	6,025,270	2,852,364
Effect of exchange rate changes on cash	28,206	(4,372)
Net increase in cash and cash equivalents	1,083,145	119,122
Cash, beginning of year	165,129	46,007
Cash, end of year	$1,248,274	$165,129

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2012 and 2011

	2012	2011
Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$273,468	$101,479
Income taxes	-	-

Non-cash investing and financing activities:
Due to related party exchanged for convertible note payable	$-	$25,000
Convertible notes payable exchanged for common stock	1,907,238	711,500
Common stock issued for Hoot limited partner units	986,651	-
Accrued interest exchanged for common stock	-	10,000
Investment contributed by the Company's CEO	-	125,331
Common stock issued for prepaid consulting contract	-	44,850
Acquisition of subsidiaries:
Current assets, excluding cash and cash equivalents	$-	$138,801
Property and equipment and intangible assets	-	1,985,799
Total assets excluding cash and cash equivalents	-	2,124,600
Liabilities assumed	-	953,917
Non-controlling interest	-	645,436
Prior investment of the Company	-	320,247
	-	1,919,600
Purchase price, net assets acquired - cash paid	$-	$205,000

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

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

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada Limited Liability Company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II") and other investments owned by the Company (the Company announced its intention to exit this business on March 22, 2013, see Note 16, Subsequent Events for further details);

•	Ventures was formed as a wholly owned Nevada Limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients;

•	CHL was formed as a wholly owned Limited Liability Company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa;

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia;

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company has registered CIP as a registered investment advisor so that it can market openly to the public (the Company plans to exit this business during the first quarter of 2013);

•	DineOut was formed as a Private Limited Liability Company in England and Wales on October 29, 2009 to raise capital in Europe (the Company owns approximately 89% of DineOut at December 31, 2012);

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 90% and local management owns 10% at December 31, 2012;

•	C&S was formed in 2009 in South Africa, effective October 1, 2011 is owned 100% by the Company, and holds the Hooters of America (“HOA”) franchise rights in South Africa;

•	DFLO was formed on August 16, 2011 in South Africa, is owned 82% by the Company and 18% by outside investors at December 31, 2012, and owns the Hooters restaurant in Durban, South Africa;

•	TPL was formed on August 18, 2011in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2012, and owns the Hooters restaurant in Johannesburg, South Africa;

•	CPL was formed on August 29, 2011 in South Africa, is owned 90% by the Company and 10% by outside investors at December 31, 2012 and owns the Hooters restaurant in Cape town, South Africa;

•	DLOG was formed on August 27, 2011 in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2012 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa;

•	CRK was formed on October 12, 2011 in Hungary, is owned 80% by the Company and 20% by a local investor at December 31, 2012 and is intended to own restaurants in Hungary and Poland; and

•	AFS was formed on February 19, 2009 as a Nevada Limited Liability Company to provide unique financial services to the restaurant, real estate development, investment advisor/asset management and philanthropic organizations. AFS's business operation was not activated and was discontinued in September 2011.

GOING CONCERN

At December 31, 2012 and 2011, the Company had current assets of $2,030,375 and $641,963; current liabilities of $1,772,852 and $3,720,486; and a working capital balance (deficit) of $257,523 and $(3,078,523), respectively. The Company incurred a loss of $3,166,565 during the year ended December 31, 2012 and had an unrealized loss from available-for-sale securities of $261,404 and foreign currency translation gains of $29,013, resulting in a comprehensive loss of $3,398,956.

The Company's corporate general and administrative expenses averaged approximately $650,000 per quarter during 2012. The Company expects costs to increase as we expand our footprint internationally in 2013, offset by one-time costs incurred in the fourth quarter of 2012 of approximately $150,000 for professional fees related to our South African subsidiaries. In addition, as announced in March 2013, we will be exiting operating our investment management subsidiary which we believe will save us approximately $50,000 per quarter starting with the second quarter of 2013. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and shares 80% of the profits. The Company also shares 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at December 31, 2012 of $236,110 owed to its bank which is due in August 2013 The Company’s South African subsidiaries have bank overdraft and term facilities of $361,586. The Company plans to continue to use limited partnerships, if the Company’s contemplated raise is not completed or not fully subscribed, to fund its share of costs for additional Hooters restaurants.

On January 31, 2013, the Company settled outstanding liabilities of $170,686 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities”. Upon making a payment of $98,578, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of $72,108, which will be presented in our March 31, 2013 10-Q filing as other income.

The Company expects to meet its obligations in 2013 with some or all of the following:

•	The Company received $100,000 in January 2013 as a fee for its CEO to be a board member of Hooters of America and expects to continue to receive this fee for the next three years based on the current agreement;

•	Borrow, if and to the extent available, additional funds;
•	Form joint ventures or other financing vehicles.

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

ACCOUNTS RECEIVABLE

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. As of December 31, 2012 and December 31, 2011, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

fixed assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally five and seven years). The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2012 and 2011. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

InTANGIBLE ASSETS

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As provided for under the amended guidance, the Company chose not to assess the qualitative factors of its reporting units and, instead, performed the quantitative tests.

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

As of December 31, 2012 and 2011 the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax years are subject to federal and state tax examination.

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

As of December 31, 2012 and 2011, there were no options outstanding. See Note 11 regarding outstanding warrants.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. At December 31, 2012 and 2011, there are no potentially dilutive shares outstanding. Accordingly, no common stock equivalents are included in the loss per share calculations and basic and diluted earnings per share are the same for all periods presented.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2011 and for the periods then ended to conform to the December 31, 2012 presentation. The reclassifications had no effect on net loss.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At March 28, 2013, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

On July 27, 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of this Update, but does not expect the Update to have a material impact on the consolidated financial statements.

On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The Update requires an entity to present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified, from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2012. The Company will adopt this amendment for the March 31, 2013 interim period financial statements.

3.	ACQUISITION OF MAJORITY OWNED HOOTERS RESTAURANTS

Effective October 1, 2011, the Company acquired majority ownership of a management company, a company that owns the HOA franchise rights for the territory of South Africa, and four Hooters restaurants in South Africa. Previously, the Company owned a minority interest in the restaurants and was not in control and these operations were accounted for using the equity method of accounting. New entities were formed for the operations and the Company’s ownership at December 31, 2012 is as follows: KPL 90%, DFLO 82%, TPL 88%, CPL 90%, C&S 100% and DLOG 88%. The restaurant owned by DFLO in Durban opened in January 2010, the restaurant owned by TPL in Johannesburg opened in June 2010, the restaurant owned by CPL in Cape Town opened in June 2011 and the restaurant owned by DLOG opened in February 2012.

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

Liabilities assumed includes $547,646 and $593,928 at December 31, 2012 and 2011, respectively in bank debt of the prior entities which the Company has agreed to repay without interest upon completion of its new financing. These amounts are included in other liabilities.

Unaudited pro forma results of operations for the year ended December 31, 2011, as if the Company had acquired majority ownership of the South African Hooters restaurants on January 1, 2011 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

2011

Net revenues	$4,840,914
Net earnings (loss)	$(1,031,135)
Net earnings (loss) per share, basic and diluted	$(0.44)

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT DECEMBER 31, 2012 AND 2011.

	2012	2011

Available-for-sale investments at fair value	$56,949	$318,353
Total	$56,949	$318,353

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2012	2011

Cost at beginning of year	$263,331	$284,473
Contributed to the Company by it's CEO	-	125,331
Received as management fees	-	1,500
Other than temporary loss in available-for-sale securities	-	(147,973)
Cost at end of year	263,331	263,331
Unrealized gain (loss)	(206,382)	55,022
Total	$56,949	$318,353

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
December 31, 2012
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(111,300)	14,700	-	-
North American Energy	10,500	(7,350)	3,150	-	-
North American Energy	125,331	(87,732)	37,599	-	-
	$263,331	$(206,382)	$56,949	$-	$-

December 31, 2011
Remodel Auction	$-	$-	$-	$(900)	$-
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(42,000)	84,000	-	-
North American Energy	10,500	7,500	18,000	-	-
North American Energy	125,331	89,522	214,853	-	-
Efftec International, Inc.	-	-	-	(22,500)	-
HiTech Stages	-	-	-	(124,573)	-
	$263,331	$55,022	$318,353	$(147,973)	$-

North Carolina Natural Energy, Inc. (“NCNE”) – NCNE is a successor to REMC whose business was discontinued. NCNE has plans to become involved in some form of natural energy. The Company received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011. The shares were valued at $1,500 based on NCNE’s valuation as a shell.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At December 31, 2012 and 2011, the stock was $0.02 and $0.12 per share and the Company recorded an unrealized loss of $111,300 and $42,000, respectively, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At December 31, 2012, the Company recorded an unrealized loss of $7,350 based on the market value. At December 31, 2011, the shares were valued at $18,000 and the Company recorded unrealized appreciation of $7,500.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At December 31, 2012, the Company recorded an unrealized loss of $87,732 based on a market value of $37,599. At December 31, 2011, the Company recorded unrealized appreciation of $89,522 based on a market value of $214,853.

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

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT DECEMBER 31, 2012 AND 2011.

	2012	2011

Investments accounted for under the equity method	$1,066,915	$815,550
Investments accounted for under the cost method	1,050,000	766,598
Total	$2,116,915	$1,582,148

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2012	2011

Balance, beginning of year	$815,550	$87,200
Equity in earnings (loss)	(14,803)	(76,113)
New investments	409,543	812,604
Reclassification of investments	(143,375)	-
Distributions received	-	(8,141)
Balance, end of year	$1,066,915	$815,550

Equity investments consist of the following at December 31, 2012 and December 31, 2011:

	2012	2011
Carrying value:
Hoot SA I, II, III - South Africa	$-	$143,274
Hoot Campbelltown Pty. Ltd. (49%) - Australia	555,331	570,134
Second Hooters location (49%) - Australia	511,584	102,041
Brazil	-	101
	$1,066,915	$815,550

Equity in earnings (loss) and distributions from equity investments during the years ended December 31, 2012 and 2011 follows. The activity from the South African restaurants is through September 30, 2011 at which time the Company acquired majority ownership and began consolidating these operations.

	2012	2011
Equity in earnings (loss):
Hoot S.A. I, II, III	-	(9,256)
Hoot Campbelltown (49%)	(14,803)	(66,857)
	$(14,803)	$(76,113)
Distributions:
Hoot S.A. I, LLC (20%)	-	6,248
Hoot S.A. II, LLC (20%)	-	1,893
	$-	$8,141

The Company acquired majority ownership of the South African restaurants effective September 30, 2011, accordingly, the amounts in 2011 are for only nine months. In addition, the restaurant at the Hoot Campbelltown location incurred a loss for certain pre-opening expenses before it opened in January 2012, our share of which is included above.

	2012	2011

Revenue	$3,348,928	$3,364,265
Gross profit	2,381,245	2,122,073
Income (loss) from continuing operations	(30,208)	131,949
Net income (loss)	(30,208)	131,949

The summarized balance sheets for the two locations in Australia of which we owned 49% at December 31, 2012 and December 31, 2011 follows:

	2012	2011
ASSETS
Current assets	$604,147	$58,975
Non-current assets	2,909,276	1,646,508
TOTAL ASSETS	$3,513,423	$1,705,483
LIABILITIES
Current liabilities	$1,057,911	$76,035
PARTNER'S EQUITY	2,455,512	1,629,448
TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,513,423	$1,705,483

Hooters S.A., GP - The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa. The initial restaurant opened in December 2009 in Durban, South Africa and operations commenced in January 2010. In the initial restaurant CHL had a 10% interest in restaurant cash flows until the limited partners receive payout and a 40% interest in restaurant cash flows after limited partner payout. The second location opened in Johannesburg in June 2010 and a third location opened in Cape Town in June of 2011 with similar structures. Effective September 30, 2011, the Company acquired majority control of the South African operations and began consolidating its operations on October 1, 2011. The fourth location opened in February 2012 in Emperor’s Palace Casino in Johannesburg with a similar structure.

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. A second location is in the planning stages and we expect it to open in the second quarter of 2013.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

A summary of the activity in investments accounted for using the cost method follows.

	2012	2011
Investments at cost:
Balance, beginning of year	$766,598	$766,598
Impairment	(16,598)	-
New investments	300,000	-
Total	$1,050,000	$766,598

Investments at cost consist of the following at December 31, 2012 and 2011:

	2012	2011

Chanticleer Investors, LLC	$800,000	$500,000
Edison Nation LLC (FKA Bouncing Brain
Productions)	250,000	250,000
Chanticleer Investors II	-	16,598
	$1,050,000	$766,598

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

The Company owned $1,150,000 (23%) of Investors LLC until May 29, 2009 when it sold 1/2 of its share for $575,000. Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly). Under the extended note and revised operating agreement, the Company received a management fee of $6,625 quarterly and interest income of $11,500 quarterly until it was repaid in January 2011

On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC ("HOA LLC") and completed the acquisition of HOA and Texas Wings, Inc. ("TW"). Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing. Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which was the Company's share). One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly. In July 2012, the Company acquired an additional interest of $300,000, at cost, from one of the partners for cash, which increased our ownership to approximately 22% of Investors LLC as of December 31, 2012.

Based on the current status of this investment, the Company does not consider the investment to be impaired.

EE Investors, LLC - On January 26, 2006, we acquired an investment in EE Investors, LLC with cash in the amount of $250,000. We acquired 1,205 units (3.378%) in EE Investors, LLC, whose sole asset is 40% of Edison Nation, LLC (formerly Bouncing Brain Productions, LLC). Edison Nation was formed to provide equity capital for new inventions and help bring them to market. The initial business plan included developing the products and working with manufacturers and marketing organizations to sell the products. This has evolved into a less hands-on program which involves selling products with patents to other larger companies and retaining royalties. Edison Nation has now reached cash flow break-even, and in addition has been retained by a number of companies for which they do product searches to supplement its business. Edison Nation plans to repay the majority of its debt in 2013 and expects to subsequently begin making distributions to its owners. Based on the current status of this investment, the Company does not consider the investment to be impaired.

Chanticleer Investors II - The Company paid $16,598 in professional services to form this partnership. Chanticleer Advisors, LLC acts as the managing general partner and receives a management fee based on a percentage of profits. In 2012 the Company wrote off the $16,598 of expenses (the Company announced its intention to exit this business on March 22, 2013, see Note 16, Subsequent Events for further details).

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2012 and 2011:

	2012	2011

Office and computer equipment	$35,076	$32,179
Furniture and fixtures	47,686	67,794
Construction in progress	-	217,001
Restaurant furnishings and equipment	2,826,760	1,437,729
	2,909,522	1,754,703
Accumulated depreciation	(593,376)	(249,644)
	$2,316,146	$1,505,059

Construction in progress consists of costs incurred as of December 31, 2011 for our Emperor’s Palace location in Johannesburg, South Africa, which opened in February 2012. Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our five locations opened as of December 31, 2012. Depreciation expense was $364,645 and $74,238 for the years ended December 31, 2012, and December 31, 2011, respectively, including $35,314 and $9,869 for capital lease assets. Restaurant furnishings and equipment includes capital lease assets from three of our South African restaurants of $141,413 with a net book value of $96,230 and $131,544 at December 31, 2012 and December 31, 2011, respectively.

6.	INTANGIBLE ASSET, NET

GOODWILL

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounts to $396,487. An evaluation was completed effective December 31, 2012 at which time the Company determined that no impairment was necessary.

FRANCHISE COST

Franchise cost for the Company’s Hooters restaurants consists of the following at December 31, 2012 and December 31, 2011. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

	2012	2011

Franchise cost:
South Africa	$358,888	$346,140
Brazil *	135,000	-
Hungary	104,684	-
	598,572	346,140
Accumulated amortization	(38,740)	(21,056)
Intangible assets, net	$559,832	$325,084

Years ended December 31, 2012 and 2011:

Amortization expense	$18,809	$5,304

Amortization for franchise costs are as follows:

December 31,	Amount
2013	$23,179
2014	23,179
2015	23,179
2016	23,179
2017	23,179
Thereafter	308,937
Totals	$424,832

   * The Brazil franchise cost is not being amortized until we open a restaurant.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	December 31,	December 31,
	2012	2011

$2,000,000 line of credit with a bank, interest at Wall Street Journal Prime +0.5% (minimum of 4.5%) payable monthly; due August 20, 2012; collateralized by a certificate of deposit owned by a shareholder; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt. Line was paid off after the June 2012 offering.	$-	$1,165,000

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	236,110	242,964

18% convertible notes payable; interest payable quarterly; due on the six-month anniversary of the date issued; convertible under the same terms as the subsequent capital raised in connection with a public offering of the Company's securities	-	1,625,000

	236,110	3,032,964
Notes payable and current portion of long-term debt	236,110	2,796,855
Long-term debt, less current portion	$-	$236,109

The Company pays the shareholder whose certificate of deposit is used as collateral on the $2,000,000 line of credit 1% of the outstanding balance on the line of credit monthly. In addition, the Company issued warrants to the shareholder, as described in Note 11.

During the three months ended March 31, 2011, the Company issued convertible notes payable with a total principal balance of $25,000 in exchange for an amount due a related party of $25,000. The convertible notes included interest at 10% per annum, which was payable quarterly beginning on April 1, 2010 until maturity on January 4, 2012. The convertible notes were convertible into our common stock at the rate of $3.50 per share. Convertible notes with a face value of $711,500 and accrued interest of $19,588 were converted into 206,143 shares of our common stock on March 30, 2011.

8.	Bank Overdraft and Term Facilities

Bank overdraft and term facilities at December 31, 2012 and December 31, 2011 are associated with the South African Operations and consist of the following:

	December 31,	December 31,
	2012	2011

Bank overdraft facilities (1)	$254,251	$255,607

Term facility (2)	112,950	112,950

Term facility (3)	180,445	225,371
	547,646	593,928
Other current liabilities	361,586	330,607
Other liabilities	$186,060	$263,321

(1)	Bank overdraft facilities are unsecured and have a total maximum facility of approximately $260,000. The interest rate as of December 31, 2012 is 11%. The facilities are reviewed annually and are payable on demand. Concurrently with the January 31, 2013 mentioned in (2) below, the Company was released from a facility totaling $56,528, and a $56,528 gain on settlement of debt will be recognized in the first quarter of 2013.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders. After ongoing negotiations between the bank and the Company, on January 31, 2013, $98,579 was paid in full satisfaction of the facility, resulting in a gain on settlement of debt of $14,371 which will be recognized in the first quarter of 2013.
(3)	The monthly payments of principal and interests of the term facility total approximately $5,000 and have been made for the period from October 1, 2011 through December 2012. The interest rate at December 31, 2012 is 10.3%.

9.	Capital Leases Payable

Capital leases payable at December 31, 2012 and 2011 is associated with the South African operations and consists of the following:

	December 31,	December 31,
	2012	2011

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$38,548	$46,149

Capital lease payable, due in 32 monthly insallments of $800 including interest at 10%, through November 2014	17,183	24,186

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	7,389	23,211

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	25,363	33,897
Total capital leases payable	88,483	127,443
Current maturities	27,965	41,590
Capital leases payable, less current maturities	$60,518	$85,853

The capital leases cover point of sale and other equipment for three of the South African restaurants. Annual requirements for capital lease obligations are as follows:

December 31,	Amount
2013	$43,502
2014	35,063
2015	16,526
2016	5,569
Total minimum lease payments	100,660
Less: amount representing interest	(12,140)
Present Value of Net Minimum Lease Payments	$88,520

10.	INCOME TAXES

The income tax provision (benefit) consists of the following:

	2012	2011

Foreign
Current	$19,205	$-
Deferred	(170,962)	(103,300)
U.S. Federal
Current	-	-
Deferred	(791,395)	(299,558)
State and local
Current	-	-
Deferred	(93,105)	(35,242)
Change in valuation allowance	1,055,462	438,100
Income tax provision (benefit)	$19,205	$-

The provision (benefit) for income tax using the statutory U.S. federal tax rate is reconciled to the Company’s effective tax rate as follows:

	2012	2011

Loss before income taxes:
United States	$2,346,516	$890,941
Foreign	800,844	271,773
	$3,147,360	$1,162,714
Computed "expected" income tax expense (benefit)	$(1,070,100)	$(395,300)
State income taxes, net of federal benefit	(93,861)	(46,500)
Foreign rate differential	74,106	-
Travel, entertainment and other	53,660	3,700
Change in valuation allowance	1,055,400	438,100
Income tax expense (benefit)	$19,205	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax assets and liabilities at December 31, 2012 and 2011 were:

	2012	2011

Net operating loss carryforwards	$2,538,400	$1,660,200
Capital loss carryforwards	630,100	630,100
Investments	(80,400)	(86,700)
Foreign operations	274,236	103,300
Total deferred tax assets	3,362,336	2,306,900
Valuation allowance	(3,362,336)	(2,306,900)
Net deferred tax assets	$-	$-

As of December 31, 2012 and 2011, the Company has U.S. federal and state net operating loss carryovers of approximately $6,680,000 and $4,369,000, respectively, which will expire at various dates beginning in 2024 through 2031, if not utilized. As of December 31, 2012 and 2011, the Company has foreign net operating loss carryovers of $1,073,000 and $272,000, respectively. These net operating loss carryovers can be carried indefinitely as long as the Company is trading. The Company has a capital loss carryforward of $1,658,000 which expires between 2015 and 2016 if not utilized. In accordance with Section 382 of the Internal Revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2012 and December 31, 2011, the change in valuation allowance was approximately $1,055,462 and $438,100.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between two positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing-authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

As of December 31, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be reported.

Interest costs related to unrecognized tax benefits are required to be calculated, if applicable, and would be classified as “interest expense, net” in the two statement of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2012 and December 31, 2011, no interest or penalties were required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

11.	Stockholders’ Equity

The Company has 20,000,000 and 200,000,000 shares of its $0.0001 par value common stock authorized at December 31, 2012 and 2011, respectively and 3,698,896 and 1,506,061 shares issued and 3,698,896 and 1,249,446 shares outstanding at December 31, 2012 and 2011, respectively. There are no options outstanding.

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

2011 Transactions

On March 30, 2011, the Company issued 206,143 shares of its common stock in exchange for convertible notes payable with a balance of $711,500 and accrued interest of $19,588.

On July 28, 2011, the Company issued 5,000 shares of its common stock in exchange for consulting services valued at $21,500.

On September 23, 2011, the Company issued 7,500 shares of its common stock in exchange for consulting services to be performed valued at $44,850.

On September 23, 2011, the Company issued 1,375 shares of its common stock in exchange for services performed and valued at $8,223.

On October 19, 2011, the Company issued 84 shares of its common stock in exchange for cash in the amount of $500.

Warrants

On January 6, 2011, the Company filed a Form S-1 Registration Statement under the Securities Act of 1933. The Registration Statement was declared effective on July 14, 2011 and registers one Class A Warrant and one Class B Warrant for each common share of the Company issued and outstanding. The warrants have a subscription price of $0.04 which entitles our shareholders to acquire one Class A Warrant which would entitle the holder to acquire one share of our common stock for $5.50 and one Class B Warrant which would entitle the holder to acquire one share of our common stock for $7.00. The warrants have a five year life. At December 31, 2011, the Company had issued 1,097,254 Class A and Class B warrants. Proceeds from the offering are summarized as follows.

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

On June 21, 2012, the Company issued 2,444,450 five-year redeemable warrants as noted above in the “Equity Raise” section.

Warrant amortization is summarized as follows at December 31, 2012 and 2011 and for the years then ended:

	2012	2011

Added to additional paid-in capital	$169,200	$35,247
	$169,200	$35,247

Interest expense	90,636	35,247
Consulting expense	78,564	-
	$169,200	$35,247

12.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2012 and 2011 are as follows:

	2012	2011

Hoot SA I, LLC	$12,191	$15,409
Chanticleer Foundation, Inc.	-	10,750
Chanticleer Investors, LLC	1,542	4,045
	$13,733	$30,204

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at December 31, 2012 and 2011 is as follows:

	2012	2011

Chanticleer Investors II, LLC	$19,864	$1,485
Chanticleer Dividend Fund, Inc.	74,281	74,281
Hoot SA II, III, IV LLC	43,618	825
	$137,763	$76,591

Management income from affiliates

The Company had management income from its affiliates in 2012 and 2011, as follows:

	2012	2011

Chanticleer Investors II, LLC	$30,743	$1,485
North American Energy Resources, Inc.	-	1,750
	$30,743	$3,235

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). There was no management income from Investors LLC in 2011 or 2012.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $30,743 and $1,485 in 2012 and 2011, respectively.

Chanticleer Dividend Fund, Inc. ("CDF")

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland. CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011. The Company, through Advisors, will have a role in management of CDF when its registration statement becomes effective. CDF continues to look for opportunities to use the entity, including for growth capital in the restaurant industry.

Hoot SA, LLC; Hoot SA II, LLC; Hoot SA III, LLC and Hoot SA IV, LLC

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation (“SA Profits”) of each of the locations until payout. As of December 31, 2012, Avenel Financial Group, Inc. has received an aggregate of $6,441 in SA Profits and $49,816 in return of investment under the same terms as the other limited partners.

13.	SEGMENTS OF BUSINESS

The Company is organized into two segments as of the end of 2012 and 2011.

Management and consulting services ("Management")

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded. The Company also provides management and investment services for Investors LLC, Investors II and other unaffiliated companies.

Operation of restaurants ("Restaurants")

At December 31, 2012, the Company has majority ownership of four restaurants and a management company in South Africa and one restaurant in Hungary which opened in August 2012. In South Africa, three of the restaurants and the management company were operating at December 31, 2011 and the fourth restaurant opened in February 2012. Majority ownership was acquired effective September 30, 2011 and these operations are consolidated with the Company’s other operations since that date. At December 31, 2012, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open in the second quarter of 2013. The operations in Australia will be accounted for using the equity method. The Company has also begun activity in Brazil and Europe, but has not finalized any arrangement.

Financial information regarding the Company's segments is as follows for 2012 and 2011.

Year ended December 31, 2012

	Management	Restaurants	Total

Revenues	$130,743	$6,752,323	$6,883,066

Interest expense	$421,587	$53,339	$474,926

Depreciation and amortization	$8,768	$374,686	$383,454

Net loss before non-controlling interesst	$(2,403,901)	$(990,632)	$(3,394,533)
Non-controlling interest			227,968
Net loss			$(3,166,565)

Assets	$1,606,059	$4,990,372	$6,596,431
Non-restaurant nvestments			1,050,000
Total Assets			$7,646,431

Total Liabilities	$338,537	$1,779,341	$2,117,878

Expenditures for non-current assets	$2,898	$1,170,903	$1,173,801

Year ended December 31, 2011

	Management	Restaurants	Total

Revenues	$496,402	$980,247	$1,476,649

Interest expense	$118,995	$64,472	$183,467

Depreciation and amortization	$8,013	$71,529	$79,542

Net loss before non-controlling interest	$(1,035,763)	$(228,258)	$(1,264,021)
Non-controlling interest			101,307
Net loss			$(1,162,714)

Assets	$950,966	$2,762,782	$3,713,748
Non-restaurant investments			1,084,951
			$4,798,699

Total Liabilities	$3,327,318	$985,613	$4,312,931

Expenditures for non-current assets	$2,808	$217,003	$219,811

The following are revenues, operating loss, and long-lived assets by geographic area as of and for the years ended December 31:

Revenue:	2012	2011
United States	$130,743	$496,402
South Africa	6,284,186	980,247
Hungary	468,137	-
	$6,883,066	$1,476,649

Operating loss:	2012	2011
United States	$(1,968,352)	$(693,552)
South Africa	(539,178)	(262,286)
Hungary	(378,933)	-
	$(2,886,463)	$(955,838)

Long-lived assets, end of year:	2012	2011
United States	$1,626,903	$1,649,049
South Africa	1,866,855	1,835,411
Hungary	909,828	-
Australia	1,066,915	672,175
Brazil	145,555	101
	$5,616,056	$4,156,736

The Company used multiple foreign currency exchange rates during the periods presented. For South Africa, for the Statements of Operations we used average rates for the period of 8.22 Rands per USD, and for the Balance Sheet current assets and liabilities were at 8.49 and non-current assets and liabilities ranging from 6.93-8.51. For Australia, for the Statement of Operations we used an average rate ranging from 1.00-1.07 USD per AUD and for the balance sheet we used 1.04 for current assets and liabilities, and 1.02-1.04 for non-current assets and liabilities.

14.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis. On July 1, 2012, the Company signed a one year office lease agreement for a satellite office in Florida for one year at a monthly rate of $800; the lease is not being renewed upon its expiration in June, 2013.

The Company leases the land and buildings for its four restaurants in South Africa and one restaurant in Hungary through its subsidiaries. The South Africa leases are for five year terms and the Hungary lease is for a 10 year term and include options to extend the terms. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Rent obligations for our five restaurants are presented below:

2013	$556,752
2014	588,855
2015	532,098
2016	401,658
thereafter	615,198
Totals	$2,694,561

Rent expense for the years ended December 31, 2012 and December 31, 2011 was $792,420 and $112,334, respectively. Rent expense for the years ended December 31, 2012 and 2011 for the Company’s restaurants was $757,766 and $83,116, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the years ended December 31, 2012 and 2011 for the management segment was $34,654 and $29,218, and is included in the “General and administrative expense” of the Consolidated Statement of Operations.

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all other similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (The “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper. On October 15th, 2012, the Honorable Judge James I. Cohn filed an Order setting the Calendar Call for the case for June 13th, 2013, and the Trial Date for the trial period commencing on June 17th, 2013.  On October 31st, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. Requests by the Underwriting Defendants for indemnification were denied.  On November 2nd, 2012, we filed a Joint Motion to Extend Deadline to Respond to Class Action Complaint, requesting that our responsive pleading deadline be delayed until after a lead Plaintiff is named.  That Motion was approved, and on December 12th, 2012, Howard filed a Motion to Appoint himself Lead Plaintiff and to Approve his Selection of The Rosen Law Firm, P.A. as his Counsel.  An Order appointing Francis Howard and the Rosen Law Firm as lead Plaintiff and lead Plaintiff’s Counsel was entered on January 4, 2013. Therein, Judge Cohn also reset Calendar Call for October 10, 2013; trial was reset for the two-week period commencing October 15, 2013. On February 19, 2013, Plaintiff filed an Amended Complaint, to which an Answer from Defendants is due within forty five days.

Given that the outcome of litigation is inherently uncertain, and the early stage of this class action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of December 31, 2012, no amounts have been accrued for related to this matter.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The Company intends to vigorously defend itself in this matter.

Given that the outcome of litigation is inherently uncertain and the early stage of this action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of December 31, 2012, no amounts have been accrued for related to this matter.

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission, requesting various corporate documents relating to operations.  The Company intends to fully cooperate with the subpoena.

The Company has engaged outside South African tax experts in September 2012 to assist with compliance with Value Added Tax (VAT), payroll taxes, and income taxes in South Africa. A voluntary disclosure agreement has been submitted and the Company is awaiting contact from the South African governmental agency. As of December 31, 2012, $385,621 has been accrued and is included in accounts payable and accrued expenses in our consolidated balance sheet.

In connection with the acquisition of the business as described in Note 3 (whereby, on October 1, 2011, Rolalor (Pty.) Ltd., Alimenta 177 (Pty.) Ltd. and Labyrinth Trading (Pty.) Ltd. transferred their respective net assets to the newly formed entities controlled by the Company), the Company believes the purchase and sale with the seller was accomplished in accordance with the laws and regulations of the taxing authorities in South Africa. However, there can be no absolute assurance as to whether the business acquired continues to have any outstanding tax and regulatory filing requirements, as well as whether the local authorities could seek to recover any unpaid taxes or other amounts due from the Company, its shareholders or others. The Company is not aware of any existing obligations that remain outstanding for which the Company may be required to settle. In connection with acquiring the net assets of the business, the Company may be entitled to be reimbursed by the seller for any pre-acquisition obligations of the business that may arise, post-acquisition.

In addition, the Company has not filed certain corporate income tax returns for previous years, which could potentially result in penalties upon filing these returns.

15.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Assets:
Available-for-sale securities	$56,949	$55,449	$1,500	$-

December 31, 2011
Assets:
Available-for-sale securities	$318,353	$316,853	$1,500	$-

At December 31, 2012 and 2011, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

On January 31, 2013, the Company settled outstanding liabilities of $170,686 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities”. Upon making a payment of $98,578, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of $72,108, which will be presented in our March 31, 2013 10-Q filing as other income.

On March 22, 2013, Chanticleer Holdings, Inc. announced its intention to exit the fund management business. The desired result of current negotiations would be for Chanticleer Advisors, LLC (“Advisors”) to resign as manager of Chanticleer Investors II (“Investors”). Matthew Miller and Joe Koster, two of the current fund managers, will cease to be employed by Advisors and will control the new entity (“NEWCO”) which will continue management of Investors, subject to limited partner approval. Mr. Michael Pruitt will resign as one of the portfolio managers. From this arrangement, the Company will have an ongoing economic benefit from this aspect of the business, while eliminating the losses associated with the fund management business. Chanticleer Advisors has failed to produce profits and has resulted in operating losses since inception. The transition is expected to be effectuated on May 1, 2013.

17.	RESIGNATION OF SOUTH AFRICAN CHIEF FINANCIAL OFFICER

On September 7, 2012, the audit committee of Chanticleer Holdings, Inc. (the “Company”), upon recommendation of the Company’s management determined that the Company’s Consolidated Financial Statements for its fiscal year ended December 31, 2011 as originally filed in the Form 10-K could no longer be relied on. The Company determined that the Financial Statements of Kiarabrite (Pty) Ltd., Dimaflo (Pty) Ltd., Tundraspex (Pty) Ltd., Civisign (Pty) Ltd., Dimalogix (Pty) Ltd., and Chanticleer & Shaw Foods (Pty.) Ltd. (collectively referred to as the “South Africa Operations”) which are the South African management company and the four entities organized for the stores we operate in South Africa and the company that owns the HOA franchise rights for the territory of South Africa, were not audited as the Company was led to believe. Accordingly, this Amendment is being filed to include the report of the independent registered public accounting firm responsible for performing the audit of our South Africa Operations. The following tables reflect the items which changed as a result of the restatement and includes the balances as previously reported, the adjustments and the restated balance.

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered approximately $85,473 (net of repayments of approximately $42,000) and $42,109 of cash that was misappropriated by the SA CFO during the periods ended December 31, 2012 and 2011, respectively (presented as “other receivable” on the Company’s combined balance sheet as of December 31, 2011), and approximately $128,000 in total for the period October 2011 through September 2012. As of March 28, 2013, approximately $43,000 has been recovered by the Company and payment plans are in place for the remainder.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 15, 2012 the Audit Committee of the Board of Directors of Chanticleer Holdings, Inc. (the “Company”) engaged, approved and ratified Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

Marcum will replace Creason and Associates, PLLC (“Creason”) as the Company’s independent registered public accountant. Management was notified on October 3, 2012 by Creason, that Creason would not continue to be the Company's independent principal auditor.

The Company engaged Marcum based on the decision to have one audit firm that is able to audit the Company’s entire operations, including the South African operations, since that business is substantial. Marcum will now serve as the Company’s independent auditors for the 2012 fiscal year.

Creason’s report on the Company’s consolidated financial statements for the years ended December 31, 2011 and, 2010 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern. Other than the foregoing, the report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles,

During the Company’s two most recent fiscal years and the subsequent interim period preceding the resignation of Creason there were (a) no “disagreements”as defined in Item 304(a)(1)(iv) of Regulation S-K with Creason on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Creason, would have caused it to make reference to the subject matter of the disagreement in connection with its report; and (b) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Our management has determined that, as of December 31, 2012, the Company's disclosure controls and procedures were ineffective.

Management's report on internal control over financial reporting

Management Responsibility for ICOFR. Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States' generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2012, our internal control over financial reporting was ineffective due to material weaknesses in our Company’s South African subsidiaries.

In September 2012, the Company’s management became aware that the financial statements of the Company’s South African subsidiaries for the fiscal year ending December 31, 2011, had not been audited. On September 7, 2012, the Company’s chief financial officer of the South African subsidiaries resigned. The Company initiated an investigation of the circumstances surrounding the foregoing in October 2012, led by the Audit Committee. The Audit Committee engaged independent legal counsel and a certified public accounting firm to consult the Audit Committee in connection with the investigation. Among other findings, the investigation discovered that the chief financial officer of the South African subsidiaries had misappropriated approximately $128,000 of cash from the entities between October 2011 and the date of his resignation. The Audit Committee determined the following material weaknesses existed in its South African subsidiaries, which enabled the foregoing events to occur: (i) insufficient financial and accounting personnel; (ii) failure to segregate duties within the financial and accounting functions; (iii) failure to adopt and implement written policies and procedures with respect to the financial and accounting functions.

Changes in Internal Control over Financial Reporting

As a result of the investigation into the Company’s South African subsidiaries financial and accounting functions as set forth above, the Audit Committee made several recommendations to the Board to address the identified material weaknesses in Company’s internal control over financial reporting. During the fourth quarter of 2012, the Company implemented the following changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting: (i) hired a new chief financial officer for its South African subsidiaries; (ii) hired an in-house general counsel; (iii) improved its segregation of duties; and (iv) adopted and implemented new written policies and procedures for accounting and financial reporting, including, but not limited to, policies and procedures related to: (a) documentation and testing; (b) data validation from the Company’s systems into its general ledger; (c) testing of systems; (d) validation of results; (e) disclosure review; and (f) other analytics.

Item 9B:	Other Information

Not applicable.

PART III

Item 10:	Directors, Executive Officers AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2012; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Each Director and Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has five Directors.

NAME	AGE	POSITION

Michael D. Pruitt	51	President, CEO and Director since June 2005

Eric S. Lederer	46	CFO since June 2012

Alex Hemingway	36	President of CRK since 2011

Gordon Jestin	45	COO of KPL since 2011

Darren Smith	31	CFO of KPL since 2012

Michael Carroll	63	Independent Director since June 2005

Rusty Page	70	Non-Independent Director since January 2013

Paul I. Moskowitz	55	Independent Director since April 2007

Keith Johnson	54	Independent Director since November 2009

Michael D. Pruitt

Michael Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments, in 1999.  In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked at Ty Pruitt Trucking, which was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold, as a consultant.  He was the CEO from 2002-2005, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director of North American Energy Resources, Inc. and CEO and director of Efftec International, Inc.

Eric S. Lederer

Eric Lederer joined Chanticleer Holdings in February 2011 and was appointed CFO in June 2012. Prior to joining us, he served as Controller of PokerTek, Inc. (NASDAQ, PTEK), a licensed gaming company that develops and distributes electronic table games, since December 2005. Prior to PokerTek, Mr. Lederer was the Controller of OneTravel Holdings, Inc. (AMEX, OTV), a holding company primarily involved in the travel industry. Prior to OneTravel, Mr. Lederer worked as the Controller in privately-held companies in the entertainment industry and at a New York City CPA firm. Mr. Lederer received his B.S. in Accounting from Lehigh University. Mr. Lederer is a member of our Disclosure Committee

Alex Hemingway

Alex Hemingway brings domestic and international executive management experience to the team and a proven track record of success in the Central European QSR industry. Between 1999–2005, Alex was President and Chief Executive of Central European Franchise Group (“CEFG”), the owner and operator of the Pizza Hut and Kentucky Fried Chicken brands in Hungary as well as three local national brands. Both brands boasted the highest customer feedback scores in the region for YUM! Restaurants International. While managing CEFG, Mr. Hemingway was approached by Orient Rt., Central Europe’s largest restaurant company with 130+ operating units based in Budapest, to be its Chief Executive Officer. Between the two companies Alex has had over 180 units and 5000 people under his employ. Alex founded and served as the Director of the Fast Food Association of Hungary. He currently serves on the Board of Supervisors of the Budapest Honved Football Club and local charitable foundations.

Gordon Jestin

Gordon (“Gordie”) Jestin trained in the restaurant industry as far back as 1993, completing openings, front-of-house trainings, and overall business practices. Mr. Jestin acquired a share in his first restaurant in 1995, having completed two years of work experience and management promotion. He then went on to own one of South Africa’s most popular sports bars / restaurants, Cottonfields Umhlanga, and was the operating partner there until 2009 when the restaurant was transformed into the first Hooters restaurant in South Africa. Over the years, Mr. Jestin has acquired three other restaurants, one of which he still has a share in today as a silent partner. In 2009, Mr. Jestin joined the Hooters SA management company and was promoted to COO in October, 2011.

Darren Smith

Darren Smith has more than 7 years of financial accounting experience. He has worked for UBAC Management & Business Advisory from February until October 2012 as a Senior Associate; VEXX Media as their Financial Director for 3 years prior; and Grant Thornton Durban from March 2005 until February 2009 as a Senior Auditor and Audit Supervisor. Mr. Smith has expertise in leading the preparation of audited financial statements, drafting financial statements, designing systems of internal controls, and driving efficiency and productivity through supervision and monitoring of the financial team.

Michael Carroll

Michael Carroll currently owns and operates a sales and training consulting firm based in Richmond, Virginia.  Mr. Carroll has also served as a director for OneTravel Holdings, Inc., formerly RCG Companies Incorporated, from January of 2004 until February 2005.  He previously spent 22 years in the distribution business, 19 of which were in computer products distribution.  In 1978, Mr. Carroll founded MicroMagnetic, Inc., a computer supply distribution company that he sold to Corporate Express in 1997.  From 1997 to 1999, he was a division president at Corporate Express, a publicly traded business-to-business office products and service provider.  He holds a Bachelor’s Degree in Business Management from The College of William & Mary in Williamsburg, Virginia, and a Master’s Degree in Business Administration from Virginia Commonwealth University. Mr. Carroll is a member of our Audit, Nominating and Compensation committees. Mr. Carroll was asked to serve as a Director based in part on his significant experience in the distribution business, as well as his general proven success in business.

Russell (“Rusty”) Page

Rusty Page is a thirty-five year investor relations executive and is currently the founder and principal of Rusty Page & Company, a unique equity marketing and investor relations consulting firm.  He also currently sits on the Board of Directors of The Diamond Hill Financial Trends Fund. Mr. Page previously served as Senior Managing Director of The NASDAQ Stock Market, as well as Senior Vice President and Equity Marketing Executive for NationsBank Corporation, the predecessor of Bank of America. Mr. Page has not yet been appointed to any Board Committee. Mr. Page was asked to serve as a Director based in part on his significant investor relations knowledge, Board membership experience, and familiarity with The NASDAQ Stock Market.

Paul I. Moskowitz

Paul Moskowitz is a Phi Beta Kappa of Vassar College and Cardozo Law School.  Mr. Moskowitz was a co-founder and partner of a Jacobs and Moskowitz, a New York law firm specializing in corporate and real estate law.  He became affiliated with The World Travel Specialist Group/The Lawyers’ Travel Service (“WTSG/LTS”) in 1988 and served as corporate counsel, representing the travel agency network in legal, real estate, and other business activities.  In 1989, he joined WTSG full time as President and Chief Operating Officer until March 2003, with his primary responsibilities including day-to-day operations which encompassed WTSG’s airline relationships and sales and marketing.  Mr. Moskowitz led the growth of WTSG to one of the top 20 U.S. travel management firms with more than 90 offices throughout the U.S.  Mr. Moskowitz is currently engaged as a consultant for another travel organization. Mr. Moskowitz is a member of our Audit, Compensation, and Nominating Committees. Mr. Moskowitz was asked to serve as a Director based in part on his significant legal experience and general proven success in business.

Keith Johnson

Keith Johnson currently serves as President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc.  Prior to that he has been the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina, since 2004.  Mr. Johnson served as Executive Vice President and Chief Financial Officer of The Telemetry Company in Dallas, Texas (1997-2004), Senior Vice President - Finance and Administration of Brinks Home Security in Dallas, Texas (1995-1997), and Chief Financial Officer of BAX Global in London, England (1992-1995).  Mr. Johnson has a BS in accounting from Fairfield University in Fairfield, Connecticut. Mr. Johnson is the head of our Audit Committee, and a member of our Compensation and Nominating Committees. Mr. Johnson was asked to serve as Director based in part on his financial expertise and general proven success in business.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of reports furnished to us, each of the Directors, Officers and 10% Shareholders timely filed any required Form 4’s during fiscal 2012.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics for all officers or persons performing similar functions, which was effective May 23, 2005, which was filed as Exhibit 14 to the Company’s Form 10-K/A dated December 31, 2007. A copy of this document is available on our website at www.chanticleerholdings.com, free of charge, under the Corporate Governance Investors section.

Audit Committee

We have a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Johnson, Mr. Moskowitz, and Mr. Carroll. The Board of Directors has determined that Keith Johnson meets the requirements of a financial expert and serves as Chairman of the Audit Committee. All members are independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.

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

The following table shows the compensation of the Company’s Chief Executive Officer, Chief Financial Officer, and each executive officer whose total cash compensation exceeded $100,000 for the year ended December 31, 2012.

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Total

Michael D. Pruitt (CEO since	2012	$204,000	$10,000	$214,000
June 2005)	2011	$168,000	$-	$168,000

Eric S. Lederer (CFO since June 2012)	2012	$74,000	$6,000	$80,000
Alex Hemingway	2012	$200,004	$-	$200,004

Required columns for stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

b.	Compensation of directors

The Company did not compensate its directors in 2012 or 2011.

The Company intends to pay its Executives and Directors salaries, wages or fees commensurate with experience and industry standards in relationship to the success of the Company.

c.	Compensation Committee Interlocks and Insider Participation

Not applicable.

d.	Compensation Committee Report

Not applicable.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the Company's knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of Febrary 28, 2013 by:

0	each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock;

0	the Company's chief executive officer and chief financial officer;

0	each of the Company's directors; and

0	all of the Company's directors and its executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (the "SEC") and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Chanticleer Holdings, Inc., 11220 Elm Lane, Suite 203, Charlotte, NC  28277. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying options or other convertible securities held by such persons that are exercisable within 60 days of February 28, 2013, but excludes shares of Common Stock underlying options or other convertible securities held by any other person. The number of shares of Common Stock issued as of January 14, 2013, was 3,698,896. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

	Number of Shares of
Name	Common Stock Owned	Post-offering

ICS Opportunities, Ltd. (1)	444,444	11.3%

Michael D. Pruitt (2)	386,318	9.9%

Robert B. Prag (3)	393,117	9.9%

John Lemak/Sandor Capital/Sandor Advisors (4)	381,111	9.9%

Eric S. Lederer	375	*

Michael Carroll	16,500	*

Russell (“Rusty”) Page	3,000	*

Paul I. Moskowitz	9,300	*

Keith Johnson	3,000	*

Officers and Directors As a Group (6 Persons)	418,493	10.7%

(1)	ICS Opportunities, Ltd. maintains principal offices at 666 Fifth Avenue, New York, NY 10103. The amounts set forth in the table exclude additional shares underlying warrants issued in the Company’s June 2012 offering. This information is based solely on information in Schedule 13G.

(2)	Includes 34,910 shares of common stock held by Avenel Financial Group, Inc., a corporation controlled by Michael D. Pruitt. The amounts set forth in the table exclude additional shares underlying Class A Warrants and Class B Warrants owned by Mr. Pruitt, which warrants limit exercise to that number of shares that, when aggregated with the holder’s existing ownership of the Company’s common stock, would result in such holder, together with related persons or entities, owning more than 9.9% of the Company’s issued and outstanding common stock.

(3)	Mr. Prag's address is 2455 El Amigo Road, Del Mar, CA 92014. The amounts set forth in the table include 115,550 shares of common stock owned by Mr. Prag, 16,158 shares of common stock owned by Del Mar Consulting Group, Inc. Retirement Plan Trust 9with respect to which Mr. Prag serves as Trustee), 91,985 Warrants (HOTRW) owned by Mr. Prag to acquire shares of HOTR Common Stock and 180,000 shares of common stock underlying Class A Warrants and Class B Warrants owned by Mr. Prag and Del Mar Consulting Group, Inc. Retirement Plan Trust, which warrants limit exercise to that number of shares that, when aggregated with the holder’s existing ownership of the Company’s common stock, would result in such holder, together with related persons or entities, owning more than 9.9% of the Company’s issued and outstanding common stock. This information is based solely on information in Schedule 13G.

(4)	John S. Lemak has investment and voting control over the securities held by Sandor Capital Master Fund LP. Sandor maintains principal offices at 2828 Routh Street, Suite 500, Dallas, TX 75201. The amounts set forth in the table include 174,772 shares of common stock owned by Sandor, 24,700 shares of common stock owned by John S. Lemak and 98,728 shares of common stock underlying Class A Warrants owned by Sandor. The amounts set forth in the table exclude additional shares underlying Class A Warrants and Class B Warrants owned by Sandor and John S. Lemak, which warrants limit exercise to that number of shares that, when aggregated with the holder’s existing ownership of the Company’s common stock, would result in such holder, together with related persons or entities, owning more than 9.9% of the Company’s issued and outstanding common stock. This information is based solely on information in Schedule 13G.

* less than 1%

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

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Michael D. Pruitt (1)	404,610	13.4%
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Michael Carroll (2)	33,000	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Paul I. Moskowitz (2)	18,600	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Rusty Page (2)	3,000	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	Keith Johnson (2)	6,000	*
	11220 Elm Lane, Suite 203
	Charlotte, NC 28277

Common	All officers and directors as a	495,310	16.1%
	Group (5 persons)

*	Less than 1%.

(1)	Includes 62,680 shares of common stock held by Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt. The amounts set forth in the table exclude additional shares underlying Class A Warrants and Class B Warrants owned by Mr. Pruitt and Avenel Financial Group, Inc., which warrants limit exercise to that number of shares that, when aggregated with the holder’s existing ownership of the Company’s common stock, would result in such holder, together with related persons or entities, owning more than 9.9% of the Company’s issued and outstanding common stock.

(2)	Includes Class A and Class B warrants as follows.

	Shares	Class A	Class B
	Owned	Warrants	Warrants	Total

Michael Carroll	5,500	5,500	5,500	16,500
Rusty Page	1,000	1,000	1,000	3,000
Paul I. Moskowitz	3,100	3,100	3,100	9,300
Keith Johnson	1,000	1,000	1,000	3,000

Equity Compensation Plan Information

We do not currently have an equity compensation plan.

Item 13:	Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Michael Carroll, Rusty Page, Paul Moskowitz and Keith Johnson are "independent directors" as defined under the rules of The Nasdaq Stock Market.

Item 14:	Principal AccountING Fees and Services

AUDIT FEES: For the fiscal years ended December 31, 2012 and 2011, Creason & Associates, P.L.L.C. billed the Company for services rendered as the Company’s principal accountant through the June 30, 2012 10-Q filing and Marcum LLP became the Company’s principal accountant from the September 30, 2012 10-Q filing forward. The amounts included below were for the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q and S-1 filed with the SEC as follows :

	2012	2011

Audit and review services	$165,200	$223,800

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

Part IV

Item 15:	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K/A:
•	Report of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets at December 31, 2011 and 2010
•	Consolidated Statements of Operations – For the years ended December 31, 2011 and 2010
•	Consolidated Statements of Stockholders’ Equity at December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2011 and 2010
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1(a)	Certificate of Incorporation (2)
3.1(b)	Certificate of Merger, filed May 2, 2005 (3)
3.1(c)	Certificate of Amendment, filed July 16, 2008
3.1(d)	Certificate of Amendment, filed March 18, 2011 (4)
3.2	Bylaws (2)
4.1	Form of Common Stock Certificate (5)
4.2	Form of Unit Certificate (1)
4.3	Form of Warrant Certificate (1)
4.4	Form of Warrant Agreement (1)
4.5	Form of Representative’s Warrant (1)
10.1	Revolving Credit Facility dated August 10, 2011 between the Company and Paragon Commercial Bank (5) [Does this exist? If not please delete]
10.2	Form of Franchise Agreement between the Company and Hooters of America, LLC (5)
21	Subsidiaries
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on February 3, 2012.
(2)	Incorporated by reference to the Registration Statement on Form 10-SB filed on February 15, 2000.
(3)	Incorporated by reference from Exhibit 2.1 to the Quarterly Report on Form 10-Q, filed August 15, 2011.
(4)	Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed on March 18, 2011.
(5)	Incorporated by reference to the Registration Statement on Form S-1 filed on December 2, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2013.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 3, 2013	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

April 3, 2013	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

April 3, 2013	Director	/s/ Michael Carroll
Michael Carroll

April 3, 2013	Director	/s/ Russell J. Page
Russell J. Page

April 3, 2013	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

April 3, 2013	Director	/s/ Keith Johnson
Keith Johnson

