Form 10-Q
period 2013-03-31
Chanticleer Holdings, Inc.
filed 2013-05-15
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	March 31, 2013

Commission File Number:	000-29507

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of April 30, 2013, was 3,702,896 shares.

1

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$389,348	$1,223,803
Accounts receivable	72,128	161,073
Other receivable	78,469	85,473
Inventory	178,886	227,023
Due from related parties	113,748	117,899
Prepaid expenses	216,884	170,769
Assets of discontinued operations	89,758	44,335
TOTAL CURRENT ASSETS	1,139,221	2,030,375
Property and equipment, net	2,226,937	2,316,146
Goodwill	396,487	396,487
Intangible assets, net	629,699	559,832
Investments at fair value	33,185	56,949
Other investments	2,102,668	2,116,915
Deposits and other assets	165,613	169,727
TOTAL ASSETS	$6,693,810	$7,646,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$234,121	$236,110
Accounts payable and accrued expenses	1,069,821	1,108,305
Other current liabilities	235,902	361,586
Current maturities of capital leases payable	32,815	27,965
Deferred rent	15,437	10,825
Due to related parties	13,733	13,733
Liabilities of discontinued operations	21,234	14,328
TOTAL CURRENT LIABILITIES	1,623,063	1,772,852
Capital leases payable, less current maturities	44,268	60,518
Deferred rent	99,275	98,448
Other liabilities	121,857	186,060
TOTAL LIABILITIES	1,888,463	2,117,878
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 20,000,000
shares; issued and outstanding 3,698,896 shares at
March 31, 2013 and December 31, 2012	370	370
Additional paid in capital	14,947,639	14,898,423
Other comprehensive loss	(191,989)	(181,741)
Accumulated deficit	(9,996,540)	(9,258,697)
Non-controlling interest	45,867	70,198
TOTAL STOCKHOLDERS' EQUITY	4,805,347	5,528,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,693,810	$7,646,431

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenue:
Restaurant sales, net	$1,642,122	$1,387,495
Management fee income - non-affiliates	25,000	25,000

Total revenue	1,667,122	1,412,495
Expenses:
Restaurant cost of sales	627,888	581,551
Restaurant operating expenses	980,155	769,332
Restaurant pre-opening expenses	-	40,721
General and administrative expenses	729,678	449,659
Depreciation and amortization	114,224	80,024
Total expenses	2,451,945	1,921,287
Loss from operations	(784,823)	(508,792)
Other income (expense)
Equity in earnings (losses) of investments	(14,247)	(10,538)
Gain on extinguishment of debt	70,900	-
Miscellaneous income	2,562	-
Interest expense	(36,943)	(185,110)
Total other income (expense)	22,272	(195,648)
Loss from continuing operations before income taxes	(762,551)	(704,440)
Provision for income taxes	9,091	-
Loss from continuing operations	(771,642)	(704,440)
Income (loss) from discontinued operations, net of taxes	9,468	(61,863)
Consolidated net loss	(762,174)	(766,303)
Less: Net loss attributable to non-controlling interest	24,331	62,518
Net loss attributable to Chanticleer Holdings, Inc.	$(737,843)	$(703,785)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(747,311)	$(641,922)
Income (loss) from discontinued operations	9,468	(61,863)
	$(737,843)	$(703,785)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities (none applies to
non-controlling interest)	$(23,764)	$(105,618)
Foreign translation income (loss)	13,516	(8,714)
Other comprehensive loss	$(748,091)	$(818,117)
Net loss per attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(0.20)	$(0.26)
Discontinued operations attributable to common shareholders, basic and diluted	0.00	(0.02)
	$(0.20)	$(0.28)
Weighted average shares outstanding, basic and diluted	3,698,896	2,498,891

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(771,642)	$(704,440)
Less: net income (loss) from discontinued operations	9,468	(61,863)
Net loss from continuing operations	(762,174)	(766,303)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	114,224	80,024
Equity in losses of investments	14,247	10,538
Amortization of warrants	48,569	23,495
Gain on debt extinguishment	(70,900)	-
(Increase) decrease in accounts and other receivables	95,949	37,556
(Increase) decrease in prepaid expenses and other assets	(42,002)	(63,314)
(Increase) decrease inventory	48,137	(40,302)
Increase (decrease) in accounts payable and accrued expenses	(30,933)	257,143
Increase (decrease) in deferred rent	5,439	14,966
Advance from related parties for working capital	(37,804)	(1,179)
Net cash used in operating activities from continuing operations	(617,248)	(447,376)
Net cash (used in) provided by operating activities from
discontinued operations	(3,467)	8,162
Net cash used in operating activities	(620,715)	(439,214)

Cash flows from investing activities:
Proceeds from non-controlling interests	-	90,000
Purchase of investments	-	(129,796)
Franchise costs	(75,000)	(240,000)
Purchase of property and equipment	(23,839)	(316,683)
Net cash used in investing activities from continuing operations	(98,839)	(596,479)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(98,839)	(596,479)

Cash flows from financing activities:
Loan proceeds, net	-	1,113,000
(Decrease) increase in other liabilities	(118,987)	10,519
Loan and capital lease repayments	(13,388)	(6,633)
Net cash (used in) provided by financing activities from continuing operations	(132,375)	1,116,886
Net cash (used in) provided by financing activities from discontinued operations	-	-
Net cash (used in) provided by financing activities	(132,375)	1,116,886
Effect of exchange rate changes on cash	17,474	(8,714)
Net change in cash	(834,455)	72,479
Cash, beginning of period	1,223,803	144,189
Cash, end of period	$389,348	$216,668

See accompanying notes to condensed consolidated financial statements.

5

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$14,294	$75,146
Income taxes	-	-

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

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred in all periods presented.

Further detailed information regarding the Company's subsidiaries can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2012, which is included in the Company’s Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company had current assets of $1,139,221, current liabilities of $1,623,063, and a working capital deficit of $483,842. The Company incurred a loss of $737,843 during the three months ended March 31, 2013 and had an unrealized loss from available-for-sale securities of $23,764 and foreign currency translation gains of $13,516, resulting in a comprehensive loss of $748,091.

The Company's corporate general and administrative expenses was approximately $730,000 in the first quarter of 2013 and averaged approximately $650,000 per quarter during 2012. In March 2013, the Company closed its investment management business. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and shares 80% of the profits. The Company also shares 49% of the profits in its Hooters restaurant which was opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at March 31, 2013 of $234,121 owed to its bank which is due in August 2013. In April 2013, the Company secured a $500,000 line of credit. The Company’s South African subsidiaries have bank overdraft and term facilities of $235,902. The Company plans to continue to use limited partnerships, if necessary, to fund its share of costs for additional Hooters restaurants.

On January 31, 2013, the Company settled outstanding liabilities of approximately $170,000 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities”. Upon making a payment of approximately $99,000, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of approximately $71,000, which is presented in our financials as other income.

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

There is no assurance that these events will occur or the company will be able to raise sufficient capital. Therefore, substantial doubt about the Company’s ability to continue as a going concern exists. These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. For the three months March 31, 2013 and March 31, 2012, the number of common shares potentially issuable upon the exercise of certain warrants of 5,001,458 and 2,557,008, respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive. Accordingly, no common stock equivalents are included in the loss per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

On February 5, 2013, the FASB issued Accounting Standard Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of amounts reclassified out of Accumulated Other Comprehensive Income. The standard was intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The amendments in this update were effective for annual and interim periods beginning after December 15, 2012. The adoption of ASC No. 2013-12 did not have a material impact on the Company’s Consolidated Financial Statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At April 30, 2013, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3. DISCONTINUED OPERATIONS

The Company announced in March 2013 they will close their investment management business. A summary of the activity is presented below.

Assets and liabilities from discontinued operations

The Company had assets and liabilities for the periods ended March 31, 2013 and December 31, 2012, which is presented in our balance sheet, as follows:

	March 31,	December 31,
	2013	2012

Cash	$27,938	$24,471
Due from related parties	61,820	19,864
Assets from discontinued operations	$89,758	$44,335

Accounts payable	$21,234	$14,328
Liabilities from discontinued operations	$21,234	$14,328

Net income (loss) from discontinued operations

The Company had net income (loss) from discontinued operations for the three months ended March 31, 2013 and 2012, which is presented in our statements of operations, as follows:

	2013	2012

Revenues from Chanticleer Investors II, LLC	$61,793	$-
Expenses	52,325	61,863
Net income (loss) from discontinued operations	$9,468	$(61,863)

Chanticleer Investors II - Chanticleer Advisors, LLC (“Advisors”) acts as the managing general partner and receives a management fee based on a percentage of profits. On March 22, 2013, Chanticleer Holdings, Inc. announced its intention to exit the fund management business, which was effectuated May 1, 2013. Advisors resigned as manager of Chanticleer Investors II (“Investors”). Matthew Miller and Joe Koster, two of the current fund managers, ceased to be employed by Advisors and will control a new entity, Boyles Asset Management, LLC (“Boyles”), which will continue management of Investors. Mr. Michael Pruitt resigned as one of the portfolio managers. From this arrangement, the Company will have an ongoing economic benefit from this aspect of the business, while eliminating the losses associated with the fund management business. Chanticleer Advisors has failed to produce profits and has resulted in operating losses since inception.

Chanticleer Investment Partners, LLC - Chanticleer Investment Partners, LLC (“CIPs”) was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company has registered CIP as a registered investment advisor so that it can market openly to the public. In March 2013 the Company decided to exit this business and on April 26, 2013 CIP’s status as a registered investment advisor was terminated.

4. INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT MARCH 31, 2013 AND DECEMBER 31, 2012.

	2013	2012

Available-for-sale investments at fair value	$33,185	$56,949
Total	$33,185	$56,949

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2013	2012

Cost at beginning and end of periods	$263,331	$263,331
Unrealized loss	(230,146)	(206,382)
Total	$33,185	$56,949

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Losses	Value	Loss	Sale
March 31, 2013
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(117,600)	8,400	-	-
North American Energy	10,500	(8,700)	1,800	-	-
North American Energy	125,331	(103,846)	21,485	-	-
	$263,331	$(230,146)	$33,185	$-	$-

December 31, 2012
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(111,300)	14,700	-	-
North American Energy	10,500	(7,350)	3,150	-	-
North American Energy	125,331	(87,732)	37,599	-	-
	$263,331	$(206,382)	$56,949	$-	$-

North Carolina Natural Energy, Inc. (“NCNE”) – NCNE is a successor to Remodel Auction Incorporated whose business was discontinued. NCNE has plans to become involved in some form of natural energy. The Company received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011. The shares were valued at $1,500 based on NCNE’s valuation as a shell.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At March 31, 2013 and December 31, 2012, the stock was $0.012 and $0.02 per share, respectively, and the Company recorded an unrealized loss of $117,600 and $111,300, respectively, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At March 31, 2013 and December 31, 2012, the Company recorded an unrealized loss of $8,700 and $7,350, respectively, based on the market value at the time. At December 31, 2011, the shares were valued at $18,000 and the Company recorded unrealized appreciation of $7,500.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At March 31, 2013 and December 31, 2012, the Company recorded an unrealized loss of $103,846 and $87,732, respectively, based on the market value of the securities.

NAEY appointed a new management team in December 2010 and they are seeking acquisition opportunities for onshore and offshore oil and gas properties. Accordingly, the Company determined that any decline was temporary.

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT MARCH 31, 2013 AND DECEMBER 31, 2012.

	2013	2012

Investments accounted for under the equity method	$1,052,668	$1,066,915
Investments accounted for under the cost method	1,050,000	1,050,000
Total	$2,102,668	$2,116,915

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows:

	Three Months	Year Ended
	Ended March, 31	December 31,
	2013	2012

Balance, beginning of year	$1,066,915	$815,550
Equity in earnings (loss)	(14,247)	(14,803)
New investments	-	409,543
Reclassification of investments	-	(143,375)
Balance, end of period	$1,052,668	$1,066,915

Equity investments consist of the following at March 31, 2013 and December 31, 2012:

2013
Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$541,084
Second Hooters location (49%) - Australia	511,584
$1,052,668

Equity in losses from equity investments during the three months ended March 31, 2013 and 2012 follows:

	2013	2012
Equity in losses:
Hoot Campbelltown (49%)	(14,247)	(10,538)
	$(14,247)	$(10,538)

The summarized financial data below includes the Hoot Campbelltown location in Australia, which we owned 49% of at March 31, 2013:

	Three months ended March 31,
	2013	2012
Revenue	$634,574	$1,108,063
Gross profit	444,896	781,253
Recurring expenses	473,972	706,147
Pre-opening costs	-	96,613
Loss from continuing operations	(29,076)	(21,507)
Net loss	(29,076)	(21,507)

The summarized balance sheets for the two locations in Australia of which we owned 49% at March 31, 2013 and December 31, 2012 follows:

	March 31,	December 31,
	2013	2012
ASSETS
Current assets	$549,967	$604,147
Non-current assets	2,887,581	2,909,276
TOTAL ASSETS	$3,437,548	$3,513,423
LIABILITIES
Current liabilities	$1,013,253	$1,057,911
PARTNER'S EQUITY	2,424,295	2,455,512
TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,437,548	$3,513,423

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. A second location in Townsville, is underway with plans to open in the second quarter of 2013.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

A summary of the activity in investments accounted for using the cost method follows.

	March 31,	December 31,
	2013	2012
Investments at cost:
Balance, beginning of year	$1,050,000	$766,598
Impairment	-	(16,598)
New investments	-	300,000
Total	$1,050,000	$1,050,000

Investments at cost consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012

Chanticleer Investors, LLC	$800,000	$800,000
Edison Nation LLC (FKA Bouncing Brain
Productions)	250,000	250,000
	$1,050,000	$1,050,000

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

The Company owned $1,150,000 (23%) of Investors LLC until May 29, 2009 when it sold 1/2 of its share for $575,000. Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly). Under the extended note and revised operating agreement, the Company received a management fee of $6,625 quarterly and interest income of $11,500 quarterly until it was repaid in January 2011.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2013 and December 31, 2012:

	2013	2012

Office and computer equipment	$35,076	$35,076
Furniture and fixtures	47,686	47,686
Restaurant furnishings and equipment	2,850,599	2,826,760
	2,933,361	2,909,522
Accumulated depreciation	(706,424)	(593,376)
	$2,226,937	$2,316,146

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our five locations opened as of March 31, 2013. Depreciation expense was $109,091 and $76,265 for the three months ended March 31, 2013 and 2012, respectively, including $13,289 and $8,243 for capital lease assets. Restaurant furnishings and equipment includes capital lease assets from three of our South African restaurants of $141,413 with a net book value of $82,941 and $96,230 at March 31, 2013 and December 31, 2012, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounts to $396,487. An evaluation was completed effective December 31, 2012 at which time the Company determined that no impairment was necessary.

FRANCHISE COST

Franchise cost for the Company’s Hooters restaurants consists of the following at March 31, 2013 and December 31, 2012. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

	2013	2012

Franchise cost:
South Africa	$433,888	$358,888
Brazil *	135,000	135,000
Hungary	104,684	104,684
	673,572	598,572
Accumulated amortization	(43,873)	(38,740)
Intangible assets, net	$629,699	$559,832

Three months ended March 31, 2013 and March 31, 2012:

Amortization expense	$5,133	$3,759

Amortization for franchise costs are as follows:

March 31,	Amount
2013	$23,179
2014	23,179
2015	23,179
2016	23,179
2017	23,179
Thereafter	303,804
Totals	$419,699

* The Brazil franchise cost and $75,000 of the South Africa franchise cost are not being amortized until we open the restaurants.

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	March 31,	December 31,
	2013	2012

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	234,121	236,110

Notes payable and current portion of long-term debt	$234,121	$236,110

On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an additional $500,000 revolving credit facility with a one (1) year term from the Closing Date. This increases the Company’s obligation to Paragon to a total of approximately $734,000, which includes a prior note payable’s current outstanding balance of approximately $234,000. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable matures on August 10, 2013, whereas the new credit facility expires on April 10, 2014.

Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (currently 3.25%) plus 1.00%. All unpaid principal and interest are due one (1) year after the Closing Date. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

8. OTHER LIABILITIES

Other liabilities, which consist of bank overdraft and term facilities at March 31, 2013 and December 31, 2012 are associated with the South African Operations and consist of the following:

	March 31,	December 31,
	2013	2012

Bank overdraft facilities (1)	$188,442	$254,251

Term facility (2)	-	112,950

Term facility (3)	169,317	180,445
	357,759	547,646
Other current liabilities	235,902	361,586
Other liabilities	$121,857	$186,060

(1)	Bank overdraft facilities are unsecured and have a total maximum facility of approximately $260,000. The interest rate as of March 31, 2013 is 11%. The facilities are reviewed annually and are payable on demand. Concurrently with the January 31, 2013 mentioned in (2) below, the Company was released from a facility totaling $56,529, and a $56,529 gain on settlement of debt was recognized in the first quarter of 2013.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders. After ongoing negotiations between the bank and the Company, on January 31, 2013, $98,579 was paid in full satisfaction of the facility, resulting in a gain on settlement of debt of $14,371 which was recognized in the first quarter of 2013.
(3)	The monthly payments of principal and interests of the term facility total approximately $5,000 and have been made for the period from October 1, 2011 through March 2013. The interest rate at March 31, 2013 is 10.3%.

9. capital lease payable

Capital leases payable at March 31, 2013 and December 31, 2012 is associated with the South African Operations and consists of the following.

	March 31,	December 31,
	2013	2012

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$36,150	$38,548

Capital lease payable, due in 32 monthly insallments of $800 including interest at 10%, through November 2014	15,123	17,183

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	2,993	7,389

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	22,817	25,363
Total capital leases payable	77,083	88,483
Current maturities	32,815	27,965
Capital leases payable, less current maturities	$44,268	$60,518

The capital leases cover point of sale and other equipment for three of the South African restaurants. Annual requirements for capital lease obligations are as follows:

March 31,	Amount
2013	$38,918
2014	32,592
2015	13,366
2016	2,228
Total minimum lease payments	87,104
Less: amount representing interest	(10,021)
Present Value of Net Minimum Lease Payments	$77,083

10. Stockholders’ Equity

The Company has 20,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2013 and December 31, 2012, and 3,698,896 shares issued and 3,698,896 shares outstanding at both March 31, 2013 and December 31, 2012. There are no options outstanding.

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

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012

Hoot SA I, LLC	$12,191	$12,191
Chanticleer Investors, LLC	1,542	1,542
	$13,733	$13,733

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at March 31, 2013 and December 31, 2012 is as follows:

	2013	2012

Chanticleer Dividend Fund, Inc.	$69,281	$74,281
Hoot SA II, III, IV LLC	44,467	43,618
	$113,748	$117,899

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). There was no management income from Investors LLC in the three months ended March 31, 2013 or 2012.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $61,743 and $0 in the three months ended March 31, 2013 and 2012, respectively.

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation (“SA Profits”) of each of the locations until payout. As of March 31, 2013, Avenel Financial Group, Inc. has received an aggregate of $6,441 in SA Profits and $49,816 in return of investment under the same terms as the other limited partners.

12. SEGMENTS OF BUSINESS

The Company is organized into two segments.

Management and consulting services ("Management")

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded. The Company also provides management and investment services for Investors LLC, Investors II and other unaffiliated companies. On March 22, 2013, Chanticleer Holdings, Inc. announced its intention to exit the fund management business. Chanticleer Advisors, LLC (“Advisors”) resigned as manager of Chanticleer Investors II (“Investors”), effective May 1, 2013. Matthew Miller and Joe Koster, two of the current fund managers, ceased to be employed by Advisors and will control a new entity, Boyles Asset Management, LLC (“Boyles”), which will continue management of Investors,. Mr. Michael Pruitt resigned as one of the portfolio managers. From this arrangement, the Company will have an ongoing economic benefit from this aspect of the business, while eliminating the losses associated with the fund management business. Chanticleer Advisors has failed to produce profits and has produced operating losses since inception. Also based on the exit from the fund management business, on April 26, 2013 the Company’s subsidiary Chanticleer Investment Partners’ status as an investment advisor was terminated.

Operation of restaurants ("Restaurants")

At March 31, 2013, the Company has majority ownership of four restaurants and a management company in South Africa and one restaurant in Hungary which opened in August 2012. In South Africa, the fourth restaurant opened in February 2012. At March 31, 2013, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open in the second quarter of 2013. The operations in Australia will be accounted for using the equity method. The Company has also begun activity in Brazil and Europe, but has not finalized any arrangement.

Financial information regarding the Company's segments is as follows for the three months ended March 31, 2013 and 2012.

Three months ended March 31, 2013

	Management	Restaurants	Total

Revenues	$25,000	$1,642,122	$1,667,122

Interest expense	$26,222	$10,721	$36,943

Depreciation and amortization	$2,190	$112,034	$114,224

Loss from continuing operations	$(621,849)	$(149,793)	$(771,642)
Income from discontinued operations			9,468
Non-controlling interest			24,331
Net loss			$(737,843)

Assets	$1,143,885	$4,466,740	$5,610,625
Non-restaurant investments			1,083,185
			$6,693,810

Liabilities	$457,231	$1,431,232	$1,888,463

Expenditures for non-current assets	$-	$23,839	$23,839

Three months ended March 31, 2012

	Management	Restaurants	Total

Revenues	$25,000	$1,387,495	$1,412,495

Interest expense	$171,352	$13,758	$185,110

Depreciation and amortization	$2,190	$77,834	$80,024

Loss from continuing operations	$(494,774)	$(209,666)	$(704,440)
Loss from discontinued operations			(61,863)
Non-controlling interest			62,518
Net loss			$(703,785)

Assets	$1,887,587	$2,580,139	$4,467,726
Non-restaurant investments			962,735
			$5,430,461

Liabilities	$4,581,483	$1,120,350	$5,701,833

Expenditures for non-current assets	$-	$316,683	$316,683

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

Rent obligations for our five restaurants are presented below:

2013	$525,938
2014	531,307
2015	482,003
2016	321,050
thereafter	584,723
Totals	$2,445,021

Rent expense for the three months ended March 31, 2013 and March 31, 2012 was $193,585 and $137,791, respectively. Rent expense for the three months ended March 31, 2013 and March 31, 2012 for the South African restaurants was $183,978 and $131,266, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the three months ended March 31, 2013 and March 31, 2012 for the management segment was $9,607 and $6,525, respectively, and is included in the “General and administrative expense” of the Consolidated Statement of Operations.

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all other similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (The “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper. On October 15th, 2012, the Honorable Judge James I. Cohn filed an Order setting the Calendar Call for the case for June 13th, 2013, and the Trial Date for the trial period commencing on June 17th, 2013.  On October 31st, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. Requests by the Underwriting Defendants for indemnification were denied.  On November 2nd, 2012, we filed a Joint Motion to Extend Deadline to Respond to Class Action Complaint, requesting that our responsive pleading deadline be delayed until after a lead Plaintiff is named.  That Motion was approved, and on December 12th, 2012, Howard filed a Motion to Appoint himself Lead Plaintiff and to Approve his Selection of The Rosen Law Firm, P.A. as his Counsel.  An Order appointing Francis Howard and the Rosen Law Firm as lead Plaintiff and lead Plaintiff’s Counsel was entered on January 4, 2013. Therein, Judge Cohn also reset Calendar Call for October 10, 2013; trial was reset for the two-week period commencing October 15, 2013. On February 19, 2013, Plaintiff filed an Amended Complaint. On April 5, 2013, the Company, Individual Defendants, and the Auditor Defendant (separately) filed a Motion to Dismiss the Action; Plaintiff filed an Opposition to Chanticleer Defendant’s (and Auditor Defendant’s) Motions to Dismiss on April 22, 2013. On May 9, 2013, the Company and Individual Defendants filed a Reply Memorandum of Defendants Chanticleer Holdings, Inc., Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, and Keith Johnson in Support of Their Motion to Dismiss the Amended Class Action Complaint. Judge Cohn has yet to make a ruling on the Motions.

Given that the outcome of litigation is inherently uncertain, and the early stage of this class action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of March 31, 2013, no amounts have been accrued for related to this matter.

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

Given that the outcome of litigation is inherently uncertain and the early stage of this action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of March 31, 2013, no amounts have been accrued for related to this matter.

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission, requesting various corporate documents relating to operations.  The Company submitted its response on its due date, April 30, 2013. The Company intends to fully cooperate with the subpoena and any subsequent requests.

The Company has engaged outside South African tax experts in September 2012 to assist with compliance with Value Added Tax (VAT), payroll taxes, and income taxes in South Africa. A voluntary disclosure agreement has been submitted and the Company is awaiting contact from the South African governmental agency. As of March 31, 2013, $363,228 has been accrued and is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.

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

14. DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

March 31, 2013
Assets:
Available-for-sale securities	$33,185	$31,685	$1,500	$-

December 31, 2012
Assets:
Available-for-sale securities	$56,949	$55,449	$1,500	$-

At March 31, 2013 and December 31, 2012, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

15. SUBSEQUENT EVENTS

On April 11, 2013 (the “Closing Date’), Chanticleer Holdings, Inc. and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an additional $500,000 revolving credit facility with a one (1) year term from the Closing Date. This increases the Company’s obligation to Paragon to a total of approximately $734,000, including a prior note payable’s current outstanding balance of approximately $234,000. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. As of May 9, 2013, the Company has drawn $130,000 on the revolving credit facility. The note payable expires on August 10, 2013, whereas the new credit facility expires on April 10, 2014.

Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (currently 3.25%) plus 1.00%. All unpaid principal and interest are due one (1) year after the Closing Date. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

On April 22, 2013, the Company issued 4,000 shares of the Company’s common stock in exchange for investor relations services to be performed over a 12 month period, valued at $7,720.

16. RESIGNATION OF SOUTH AFRICAN CHIEF FINANCIAL OFFICER

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

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered approximately $128,000 (net of repayments of approximately $50,000) and approximately $85,000 (net of repayments of approximately $43,000) of cash that was misappropriated by the SA CFO during the periods ended March 31, 2013 and December 31, 2012, respectively (presented as “other receivable” on the Company’s combined balance sheets). As of March 31, 2013, approximately $50,000 has been recovered by the Company and payment plans are in place for the remainder.

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

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company had current assets of $1,139,221, current liabilities of $1,638,713, and a working capital deficit of $483,842. The Company incurred a loss of $737,843 during the three months ended March 31, 2013 and had an unrealized loss from available-for-sale securities of $23,764 and foreign currency translation gains of $13,516, resulting in a comprehensive loss of $748,091.

The Company's corporate general and administrative expenses was approximately $730,000 in the first quarter of 2013 and averaged approximately $650,000 per quarter during 2012. The Company expects costs to increase as we expand our footprint internationally in 2013. In addition, as announced in March 2013, the Company will close our investment management business, which we believe will save us approximately $50,000 per quarter starting fully in the third quarter of 2013. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and shares 80% of the profits. The Company also shares 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at March 31, 2013 of $234,121 owed to its bank which is due in August 2013. In April 2013, the Company secured a $500,000 line of credit. The Company’s South African subsidiaries have bank overdraft and term facilities of $235,902. The Company plans to continue to use limited partnerships, if necessary, to fund its share of costs for additional Hooters restaurants.

On January 31, 2013, the Company settled outstanding liabilities of approximately $170,000 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities”. Upon making a payment of approximately $99,000, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of approximately $71,000, which is presented in our financials as other income.

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

Cash requirements and capital expenditures:

In 2013, we expect to open one restaurant in each of the following countries or continents – Australia, Brazil, Europe and South Africa. The Company expects the total cash requirements for these restaurants to be approximately $3.3 million, of which approximately $650,000 has been paid as of March 31, 2013.

In addition, we expect general and administrative expenses to be approximately $2.6-$2.8 million for 2013.

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

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2013 and 2012

Revenue

Revenue amounted to $1,667,122 in the three months ended March 31, 2013 and $1,412,495 in the year earlier period.

Restaurant sales, net for our four locations in South Africa (one location opened to the public on February 17, 2012) amounted to $1,436,037 in the three months ended March 31, 2013 and $1,387,495 in the year earlier period. Restaurant sales, net for our Budapest location amounted to $206,085 in the three months ended March 31, 2013 and was not opened until August 2012.

Revenues for the management business for the three months ended March 31, 2013 and March 31, 2012, amounted to $25,000 in each period.

Restaurant cost of sales

Restaurant cost of sales amounted to $627,888, or 38.2% of restaurant net sales in the three months ended March 31, 2013 and $581,551, or 41.9% of restaurant net sales in the year earlier period. We expect the percentage to remain approximately the same in 2013 as we expand our business internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $980,155, or 59.7% of restaurant net sales in the three months ended March 31, 2013 and $769,332, or 55.4% of restaurant net sales in the year earlier period. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $40,721 incurred for the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012. We did not incur any pre-opening costs in the first quarter of 2013.

General and Administrative Expense (“G&A”)

G&A amounted to $729,678 in the three months ended March 31, 2012 and $449,659 in the year earlier period. The more significant components of G&A are summarized as follows:

	2013	2012

Professional fees	$208,133	$83,728
Payroll and benefits	235,690	166,615
Consulting and investor relation fees	153,333	118,597
Travel and entertainment	17,098	41,661
Shareholder services and fees	22,163	112
Other G&A	93,261	38,946
	$729,678	$449,659

G&A costs are expected to range from $600-$700,000 per quarter for the remainder of 2013, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Professional fees increased $124,405 as a result of the Company expanding it’s operations both domestically and internationally.

Payroll and benefits increased $69,075 from 2013 from 2012 primarily from the addition of restaurant management personnel in Hungary in the third quarter of 2012 and additional corporate staff in our head office.

Consulting and investor relations fees increased $34,736 from 2013 to 2012 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $647 and $0 in 2013 and 2012, respectively. Non-cash amortization of warrant expense for services were $25,910 and $23,495 in 2013 and 2012, respectively.

Travel and entertainment decreased $24,563 from 2013 to 2012 as Company personnel, primarily the CEO, had traveled extensively in the first quarter of 2012 to increase our company awareness and lockdown financing and partners for the restaurant locales.

Depreciation and amortization

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $109,091 and $76,265, respectively. The restaurant segment for the three months ended March 31, 2013 and 2012 amounted to $106,091 and 74,075, respectively, and the management business amounted to $2,190 and $2,190, respectively.

Amortization expense for the three months ended March 31, 2013 and 2012 for the restaurant businesses related to franchise fees was $5,133 and $3,759, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at March 31, 2013 and 2012:

	2013	2012
Other income (expense):
Equity in earnings (losses) of investments	$(14,247)	$(10,538)
Gain on extinguishment of debt	70,900	-
Interest expense	(36,943)	(185,110)
Miscellaneous income	2,562	-
	$22,272	$(195,648)

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the three months ended March 31, 2013 and 2012 of $14,247 and $10,538, respectively.

Gain on extinguishment of debt

Gain on extinguishment of debt of $70,900 was recorded upon settlement of certain debts related to our South African subsidiary.

Interest Expense

Interest expense decreased by $148,167 in 2013 from 2012, due to the payoff of primarily all our prior debt with the completion of our secondary raise in June 2012.

Income (loss) from discontinued operations

Income from discontinued operations was $9,468 for the three months ended March 31, 2013 and loss from discontinued operations was $61,863 for the three months ended March 31, 2012. The primary reason for the decrease in loss was management fee income earned of $61,793 for the three months ended was March 31, 2013 compared to $0 in the year earlier period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Our management has determined that, as of March 31, 2013, the Company's disclosure controls and procedures were not effective.

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

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of March 31, 2013, our internal control over financial reporting was not effective due to material weaknesses in our Company’s South African subsidiaries.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date:	May 15, 2013	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
Principal Accounting Officer

