Form 10-Q
period 2013-06-30
Chanticleer Holdings, Inc.
filed 2013-08-12
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	June 30, 2013

Commission File Number:	000-29507

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 5, 2013, was 3,702,896 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$160,550	$1,223,803
Restricted cash	2,750,000	-
Accounts receivable	134,737	161,073
Other receivable	70,907	85,473
Inventory	169,227	227,023
Due from related parties	113,748	117,899
Prepaid expenses	216,307	170,769
Assets of discontinued operations	55,357	44,335
TOTAL CURRENT ASSETS	3,670,833	2,030,375
Property and equipment, net	2,127,114	2,316,146
Goodwill	396,487	396,487
Intangible assets, net	624,301	559,832
Investments at fair value	19,983	56,949
Other investments	1,983,927	2,116,915
Deposits and other assets	166,718	169,727
TOTAL ASSETS	$8,989,363	$7,646,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt, line of credit and notes payable	$574,141	$236,110
Advances from investors	2,750,000	-
Accounts payable and accrued expenses	1,102,633	1,108,305
Other current liabilities	102,774	361,586
Current maturities of capital leases payable	30,574	27,965
Deferred rent	20,049	10,825
Due to related parties	13,733	13,733
Liabilities of discontinued operations	9,031	14,328
TOTAL CURRENT LIABILITIES	4,602,935	1,772,852
Capital leases payable, less current maturities	36,337	60,518
Deferred rent	99,486	98,448
Other liabilities	108,040	186,060
TOTAL LIABILITIES	4,846,798	2,117,878
Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 20,000,000 shares; issued and outstanding 3,702,896 and 3,698,896 shares at June 30 2013 and December 31, 2012, respectively	370	370
Additional paid in capital	14,992,022	14,898,423
Other comprehensive loss	(163,792)	(181,741)
Accumulated deficit	(10,703,474)	(9,258,697)
Non-controlling interest	17,439	70,198
TOTAL STOCKHOLDERS' EQUITY	4,142,565	5,528,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,989,363	$7,646,431

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,
	2013	2012
Revenue:
Restaurant sales, net	$1,641,043	$1,696,123
Management fee income - non-affiliates	25,000	25,000
Total revenue	1,666,043	1,721,123
Expenses:
Restaurant cost of sales	635,348	709,612
Restaurant operating expenses	932,250	923,290
Restaurant pre-opening expenses	10,201	23,499
General and administrative expenses	620,668	610,754
Depreciation and amortization	129,876	87,161
Total expenses	2,328,343	2,354,316
Loss from operations	(662,300)	(633,193)
Other income (expense)
Equity in losses of investments	(18,806)	(33,348)
Miscellaneous income	1,263	-
Interest expense	(18,443)	(208,102)
Total other expense	(35,986)	(241,450)
Loss from continuing operations before income taxes	(698,286)	(874,643)
Provision for income taxes	12,106	-
Loss from continuing operations	(710,392)	(874,643)
Loss from discontinued operations, net of taxes	(24,980)	(38,660)
Consolidated net loss	(735,372)	(913,303)
Less: Net loss attributable to non-controlling interest	28,428	69,687
Net loss attributable to Chanticleer Holdings, Inc.	$(706,944)	$(843,616)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(681,964)	$(804,956)
Loss from discontinued operations	(24,980)	(38,660)
	$(706,944)	$(843,616)
Other comprehensive loss:
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	$(13,202)	$(132,021)
Foreign translation income	41,400	7,666
Other comprehensive loss	$(678,746)	$(967,971)
Net loss per attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(0.18)	$(0.54)
Discontinued operations attributable to common shareholders, basic and diluted	(0.01)	(0.03)
	$(0.19)	$(0.56)
Weighted average shares outstanding, basic and diluted	3,701,928	1,502,418

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Revenue:
Restaurant sales, net	$3,283,165	$3,083,618
Management fee income - non-affiliates	50,000	50,000
Total revenue	3,333,165	3,133,618
Expenses:
Restaurant cost of sales	1,263,236	1,291,163
Restaurant operating expenses	1,912,405	1,692,622
Restaurant pre-opening expenses	10,201	64,220
General and administrative expenses	1,350,737	1,060,412
Depreciation and amortization	244,100	167,185
Total expenses	4,780,679	4,275,602
Loss from operations	(1,447,514)	(1,141,984)
Other income (expense)
Equity in losses of investments	(33,053)	(43,886)
Gain on extinguishment of debt	70,900	-
Miscellaneous income	3,825	-
Interest expense	(55,386)	(393,212)
Total other expense	(13,714)	(437,098)
Loss from continuing operations before income taxes	(1,461,228)	(1,579,082)
Provision for income taxes	21,197	-
Loss from continuing operations	(1,482,425)	(1,579,082)
Loss from discontinued operations, net of taxes	(15,111)	(100,523)
Consolidated net loss	(1,497,536)	(1,679,605)
Less: Net loss attributable to non-controlling interest	52,759	132,204
Net loss attributable to Chanticleer Holdings, Inc.	$(1,444,777)	$(1,547,401)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(1,429,666)	$(1,446,878)
Loss from discontinued operations	(15,111)	(100,523)
	$(1,444,777)	$(1,547,401)
Other comprehensive loss:
Unrealized loss on available-for-sale securities (none applies to
non-controlling interest)	$(36,966)	$(237,639)
Foreign translation income (loss)	54,916	(1,048)
Other comprehensive loss	$(1,426,827)	$(1,786,088)
Net loss per attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(0.39)	$(0.58)
Discontinued operations attributable to common shareholders, basic and diluted	(0.00)	$(0.04)
	$(0.39)	$(0.62)
Weighted average shares outstanding, basic and diluted	3,700,420	2,498,882

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,482,425)	$(1,579,082)
Less: net loss from discontinued operations	(15,111)	(100,523)
Net loss from continuing operations	(1,497,536)	(1,679,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,100	167,185
Equity in losses of investments	33,053	43,886
Amortization of warrants	85,879	72,063
Common stock issued for services	7,720	9,406
Gain on debt extinguishment	(70,900)	-
Decrease (increase) in accounts and other receivables	40,902	(24,010)
(Increase) decrease in prepaid expenses and other assets	(38,411)	84,016
Decrease (increase) in inventory	57,796	(34,934)
Increase in accounts payable and accrued expenses	42,190	561,011
Increase in deferred rent	10,262	31,284
Advance from related parties for working capital	(19,525)	(61,487)
Net cash used in operating activities from continuing operations	(1,104,470)	(831,185)

Net cash (used in) provided by operating activities from discontined operations	(40,503)	2,552
Net cash used in operating activities	(1,144,973)	(828,633)

Cash flows from investing activities:
Proceeds from non-controlling interests	-	90,000
Purchase (repayments) of investments	95,815	(904,857)
Restricted cash	(2,750,000)	-
Franchise costs	(75,000)	(240,000)
Purchase of property and equipment	(44,186)	(696,839)
Net cash used in investing activities from continuing operations	(2,773,371)	(1,751,696)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(2,773,371)	(1,751,696)

Cash flows from financing activities:
Sale of common stock	-	7,051,464
Loan proceeds, net	342,000	2,915,000
Advances from investors	2,750,000	-
(Decrease) in other liabilities	(265,932)	(25,012)
Loan and capital lease repayments	(25,541)	(3,956,813)
Net cash provided by financing activities from continuing operations	2,800,527	5,984,639
Net cash (used in) provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	2,800,527	5,984,639
Effect of exchange rate changes on cash	54,564	(1,045)
Net change in cash	(1,063,253)	3,403,265
Cash, beginning of period	1,223,803	144,189
Cash, end of period	$160,550	$3,547,454

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$29,606	$191,578
Income taxes	-	-

Non-cash investing and financing activities:
Due to related party exchanged for convertible note payable	$-	$-
Convertible notes payable exchanged for common stock	-	1,907,238
Accrued interest exchanged for common stock	-	-
Common stock units issued for Hoot limited partner units	-	986,651

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”) and Dimalogix (Pty) Ltd (“DLOG”) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”). On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., Hooters Emperors Palace (Pty.) Ltd., respectively. All significant inter-company balances and transactions have been eliminated in consolidation.

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

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2012, which is included in the Company’s Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company had current assets of $3,670,833, current liabilities of $4,602,935, and a working capital deficit of $932,102. The Company incurred a loss of $1,444,777 during the six months ended June 30, 2013 and had an unrealized loss from available-for-sale securities of $36,966 and foreign currency translation gains of $54,916, resulting in a comprehensive loss of $1,426,827.

The Company's corporate general and administrative expenses averaged approximately $675,000 per quarter in the first six months of 2013 and averaged approximately $650,000 per quarter during 2012. In March 2013, the Company closed its investment management business. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the profits with our operating partner earning 20%. The Company also earns 49% of the profits with our operating partner earning 51% in its Hooters restaurant which was opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at June 30, 2013 of $232,194 owed to its bank which is due on August 10, 2013 and is currently being negotiated for an extension. In April 2013, the Company secured a $500,000 line of credit which is due in April 2014. As of June 30, 2013 the balance on the line of credit is $342,000.

The Company also has $2,750,000 of advances from investors and corresponding restricted cash as of June 30, 2013, which is earmarked for our purchase of the Hooters Nottingham (United Kingdom) purchase.On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The funding from the private offering is being used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (complete details of the transaction are included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013). See Note 16, “Subsequent Events”, for further information.

The Company’s South African subsidiaries have bank overdraft and term facilities of $210,814. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters restaurants.

On January 31, 2013, the Company settled outstanding liabilities of approximately $170,000 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities.” Upon making a payment of approximately $99,000, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of approximately $71,000, which is presented in our financials as other income.

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

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. For the six months ended June 30, 2013 and June 30, 2012, the number of common shares potentially issuable upon the exercise of certain warrants of 5,001,458 and 2,557,008, respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive. Accordingly, no common stock equivalents are included in the loss per share calculations and basic and diluted earnings per share are the same for all periods presented.

Recent Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassifed Out of Accumulated Other Income. The standard was intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The amendments in this update was effective for annual and interim periods beginning after December 15, 2012. The adoption of ASC No. 2013-12 did not have a material impact on the Company’s consolidated financial statements.

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At August 9, 2013, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	DISCONTINUED OPERATIONS

The Company closed their investment management business on May 1, 2013. A summary of the activity is presented below.

Assets and liabilities from discontinued operations

The Company had assets and liabilities for the periods ended June 30, 2013 and December 31, 2012, which is presented in our balance sheet, as follows:

	June 30,	December 31,
	2013	2012

Cash	$287	$24,471
Due from related parties	55,070	19,864
Assets from discontinued operations	$55,357	$44,335

Accounts payable	$9,031	$14,328
Liabilities from discontinued operations	$9,031	$14,328

Net loss from discontinued operations

The Company had a net loss from discontinued operations for the three and six months ended June 30, 2013 and 2012, which is presented in our statements of operations, as follows:

	2013		2012
	Three months ended June 30	Six months ended June 30	Three months ended June 30	Six months ended June 30

Revenues from Chanticleer Investors II, LLC	$-	$61,793	$6,698	$6,698
Expenses	24,980	76,904	45,358	107,221
Net loss from discontinued operations	$(24,980)	$(15,111)	$(38,660)	$(100,523)

Chanticleer Investors II - Chanticleer Advisors, LLC (“Advisors”) acts as the managing general partner and receives a management fee based on a percentage of profits. On March 22, 2013, Chanticleer Holdings, Inc. announced its intention to exit the fund management business, which was effectuated May 1, 2013. Advisors resigned as manager of Chanticleer Investors II (“Investors”). Matthew Miller and Joe Koster, two of the prior fund managers, ceased to be employed by Advisors and now control a new entity, Boyles Asset Management, LLC (“Boyles”), which will continue management of Investors. Mr. Michael Pruitt resigned as one of the portfolio managers. From this arrangement, the Company will have an ongoing economic benefit from this aspect of the business, while eliminating the losses associated with the fund management business. Chanticleer Advisors has failed to produce profits and has resulted in operating losses since inception.

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

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT JUNE 30, 2013 AND DECEMBER 31, 2012.

	2013	2012

Available-for-sale investments at fair value	$19,983	$56,949
Total	$19,983	$56,949

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2013	2012

Cost at beginning and end of periods	$263,331	$263,331
Unrealized loss	(243,348)	(206,382)
Total	$19,983	$56,949

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Losses	Value	Loss	Sale
June 30, 2013
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(121,100)	4,900	-	-
North American Energy	10,500	(9,450)	1,050	-	-
North American Energy	125,331	(112,798)	12,533	-	-
	$263,331	$(243,348)	$19,983	$-	$-

December 31, 2012
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(111,300)	14,700	-	-
North American Energy	10,500	(7,350)	3,150	-	-
North American Energy	125,331	(87,732)	37,599	-	-
	$263,331	$(206,382)	$56,949	$-	$-

North Carolina Natural Energy, Inc. (“NCNE”) – NCNE is a successor to Remodel Auction Incorporated whose business was discontinued. NCNE has plans to become involved in some form of natural energy. The Company received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011. The shares were valued at $1,500 based on NCNE’s valuation as a shell.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At June 30, 2013 and December 31, 2012, the stock was $0.007 and $0.02 per share, respectively, and the Company recorded an unrealized loss of $121,100 and $111,300, respectively, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At June 30, 2013 and December 31, 2012, the Company recorded an unrealized loss of $9,450 and $7,350, respectively, based on the market value at the time.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At June 30, 2013 and December 31, 2012, the Company recorded an unrealized loss of $112,798 and $87,732, respectively, based on the market value of the securities.

NAEY appointed a new management team in December 2010 and they are seeking acquisition opportunities for onshore and offshore oil and gas properties. Accordingly, the Company determined that any decline was temporary.

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT JUNE 30, 2013 AND DECEMBER 31, 2012.

	2013	2012

Investments accounted for under the equity method	$933,927	$1,066,915
Investments accounted for under the cost method	1,050,000	1,050,000
Total	$1,983,927	$2,116,915

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows:

	June 30,	December 31,
	2013	2012

Balance, beginning of year	$1,066,915	$815,550
Equity in earnings (loss)	(33,053)	(14,803)
Investment fundings (repayments)	(99,935)	409,543
Reclassification of investments	-	(143,375)
Balance, end of period	$933,927	$1,066,915

Equity investments consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$522,278	$555,331
Second Hooters location (49%) - Australia	411,649	511,584
	$933,927	$1,066,915

Equity in losses from equity investments during the three and six months ended June 30, 2013 and 2012 follows:

	2013		2012
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Equity in losses:
Hoot Campbelltown (49%)	(18,806)	(33,053)	(33,348)	(43,886)
	$(18,806)	$(33,053)	$(33,348)	$(43,886)

The summarized financial data below includes the Hoot Campbelltown location in Australia, which we owned 49% of at June 30, 2013:

	2013		2012
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Revenue	$569,838	$1,204,412	$767,721	$1,875,784
Gross profit	465,358	910,254	545,896	1,327,149
Recurring expenses	503,738	977,710	613,952	1,320,099
Pre-opening costs	-	-	-	96,613
Loss from continuing operations	(38,380)	(67,456)	(68,056)	(89,563)
Net loss	(38,380)	(67,456)	(68,056)	(89,563)

The summarized balance sheets for the two locations in Australia of which we owned 49% at June 30, 2013 and December 31, 2012 follows:

	June 30,	December 31,
	2013	2012
ASSETS
Current assets	$171,110	$604,147
Non-current assets	2,573,144	2,909,276
TOTAL ASSETS	$2,744,254	$3,513,423
LIABILITIES
Current liabilities	$865,022	$1,057,911
PARTNER'S EQUITY	1,879,232	2,455,512
TOTAL LIABILITIES AND PARTNERS' EQUITY	$2,744,254	$3,513,423

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. A second location in Townsville, is underway with plans to open late in the third quarter or early in the fourth quarter of 2013.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

A summary of the activity in investments accounted for using the cost method follows.

	June 30,	December 31,
	2013	2012
Investments at cost:
Balance, beginning of year	$1,050,000	$766,598
Impairment	-	(16,598)
New investments	-	300,000
Total	$1,050,000	$1,050,000

Investments at cost consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012

Chanticleer Investors, LLC	$800,000	$800,000
Edison Nation LLC (FKA Bouncing Brain
Productions)	250,000	250,000
	$1,050,000	$1,050,000

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2013 and December 31, 2012:

	2013	2012

Office and computer equipment	$35,076	$35,076
Furniture and fixtures	47,686	47,686
Restaurant furnishings and equipment	2,870,946	2,826,760
	2,953,708	2,909,522
Accumulated depreciation	(826,594)	(593,376)
	$2,127,114	$2,316,146

Depreciation expense for the three months ended June 30, 2013 and 2012:

Restaurants	$123,393	$80,334
Other	1,085	2,335
Total	$124,478	$82,669

Depreciation expense for the six months ended June 30, 2013 and 2012:

Restaurants	$230,294	$154,409
Other	3,275	4,525
Total	$233,569	$158,934

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our five locations opened as of June 30, 2013. Restaurant furnishings and equipment includes capital lease assets from three of our South African restaurants of $141,413 with a net book value of $69,573 and $96,230 at June 30, 2013 and December 31, 2012, respectively.

6.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounts to $396,487. An evaluation was completed effective December 31, 2012 at which time the Company determined that no impairment was necessary.

FRANCHISE COST

Franchise cost for the Company’s Hooters restaurants consists of the following at June 30, 2013 and December 31, 2012. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

16

	2013	2012

Franchise cost:
South Africa	$433,888	$358,888
Brazil *	135,000	135,000
Hungary	104,684	104,684
	673,572	598,572
Accumulated amortization	(49,271)	(38,740)
Intangible assets, net	$624,301	$559,832

Three months ended June 30, 2013 and 2012:

Amortization expense	$5,398	$4,492

Six months ended June 30, 2013 and 2012:

Amortization expense	$10,531	$8,251

Amortization for franchise costs are as follows:

June 30,	Amount
2013	$23,179
2014	23,179
2015	23,179
2016	23,179
2017	23,179
Thereafter	298,406
Totals	$414,301

 * The Brazil franchise cost and $75,000 of the fifth South Africa franchise cost are not being amortized until we open the restaurants.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	June 30,	December 31,
	2013	2012

Line of credit to a bank, expires April 10, 2014, interest rate of Wall St. Journal Prime (currently 3.25%) plus 1%, floor rate of 5%.	$342,000	$-

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due August 10, 2013; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	232,141	236,110

Notes payable and current portion of long-term debt	$574,141	$236,110

On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an additional $500,000 revolving credit facility with a one (1) year term from the Closing Date. This increases the Company’s obligation to Paragon to a total of approximately $732,000, which includes a prior note payable’s current outstanding balance of approximately $234,000. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable matures on August 10, 2013, and an extension is currently being negotiated, whereas the new credit facility expires on April 10, 2014.

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

8.	restricted cash and adavances from investors

During June, 2013, certain investors advanced the Company $2,750,000 (and an additional $250,000 was received during July, 2013). The Company finalized documentation with the investors on August 2, 2013, these funds are restricted (and is presented in the condensed consolidated balance sheets as restricted cash in our current assets and advances from investors in our current liabilities) and are to be used on future Hooters expansion. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The funding from the private offering is being used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (complete details of the transaction are included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013). The Company will classify the funds received as convertible notes payable in our September 30, 2013 10-Q filing. See Note 16, “Subsequent Events”, for further information.

9.	OTHER LIABILITIES

Other liabilities, which consist of bank overdraft and term facilities at June 30, 2013 and December 31, 2012 are associated with the South African Operations and consist of the following:

	June 30,	December 31,
	2013	2012

Bank overdraft facilities (1)	$55,936	$254,251

Term facility (2)	-	112,950

Term facility (3)	154,878	180,445
	210,814	547,646
Other liabilities	108,040	361,586
Other current liabilities	$102,774	$186,060

During April 2013, the above overdraft facilities and term facilities were renegotiated.

(1)	Bank overdraft facilities have a total maximum facility of approximately $180,000. The interest rate as of June 30, 2013 is 3%. The facilities are reviewed annually and are payable on demand. Concurrently with the January 31, 2013 mentioned in (2) below, the Company was released from a facility totaling $56,529, and a $56,529 gain on settlement of debt was recognized in the first quarter of 2013.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders. After ongoing negotiations between the bank and the Company, on January 31, 2013, $98,579 was paid in full satisfaction of the facility, resulting in a gain on settlement of debt of $14,371 which was recognized in the first quarter of 2013.
(3)	The monthly payments of principal and interests of the term facility total approximately $5,000 and have been made for the period from October 1, 2011 through June 2013. The interest rate at June 30, 2013 is 9.5%.

10.	capital lease payable

Capital leases payable at June 30, 2013 and December 31, 2012 is associated with the South African Operations and consists of the following.

	June 30,	December 31,
	2013	2012

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$33,692	$38,548

Capital lease payable, due in 32 monthly insallments of $800 including interest at 10%, through November 2014	13,011	17,183

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	-	7,389

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	20,208	25,363
Total capital leases payable	66,911	88,483
Current maturities	30,574	27,965
Capital leases payable, less current maturities	$36,337	$60,518

The capital leases cover point of sale and other equipment for three of the South African restaurants. Annual requirements for capital lease obligations are as follows:

June 30,	Amount
2014	$35,888
2015	26,962
2016	12,251
Total minimum lease payments	75,101
Less: amount representing interest	(8,190)
Present Value of Net Minimum Lease Payments	$66,911

11.	Stockholders’ Equity

The Company has 20,000,000 shares of its $0.0001 par value common stock authorized at both June 30, 2013 and December 31, 2012, and 3,702,896 shares issued and outstanding and 3,698,896 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively. There are no options outstanding.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred in to all periods presented.

2013 Transactions

On April 22, 2013, the Company issued 4,000 shares of the Company’s common stock in exchange for investor relations services to be performed over a 12 month period, valued at $7,720. On July 31, 2013, the Company terminated the service agreement, the Company will expense a total of $3,217 for the five month period of the agreement ($2,576 has been expensed through June 30, 2013).

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

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012

Hoot SA I, LLC	$12,191	$12,191
Chanticleer Investors, LLC	1,542	1,542
	$13,733	$13,733

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at June 30, 2013 and December 31, 2012 is as follows:

	2013	2012

Chanticleer Dividend Fund, Inc.	$69,281	$74,281
Hoot SA II, III, IV LLC	44,467	43,618
	$113,748	$117,899

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). There was no management income from Investors LLC in the three and six months ended June 30, 2013 or 2012.

Chanticleer Investors II LLC

The Company manages Investors II and earned management income in the three and six months ended June 30, 2013 of zero and $61,793, respectively and $6,698 and zero in the three and six months ended June 30, 2012, respectively.

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation (“SA Profits”) of each of the locations until payout. As of June 30, 2013, Avenel Financial Group, Inc. has received an aggregate of $6,441 in SA Profits and $49,816 in return of investment under the same terms as the other limited partners.

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

Operation of restaurants ("Restaurants")

At June 30, 2013, the Company has majority ownership of four restaurants and a management company in South Africa and one restaurant in Hungary which opened in August 2012. In South Africa, the fourth restaurant opened in February 2012. At June 30, 2013, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open late in the third quarter or early in the fourth quarter of 2013. The operations in Australia will be accounted for using the equity method. The Company has also begun activity in Brazil and signed a binding letter of intent in August 2013 for the acquisition of the Hooters in Nottingham, England.

Financial information regarding the Company's segments is as follows for the three and six months ended June 30, 2013 and 2012.

Three months ended June 30, 2013

	Management	Restaurants	Total

Revenues	$25,000	$1,641,043	$1,666,043

Interest expense	$6,674	$11,769	$18,443

Depreciation and amortization	$1,085	$128,791	$129,876

Loss from continuing operations	$(511,128)	$(199,264)	$(710,392)
Loss from discontinued operations			(24,980)
Non-controlling interest			28,428
Net loss			$(706,944)

Three months ended June 30, 2012

	Management	Restaurants	Total

Revenues	$25,000	$1,696,123	$1,721,123

Interest expense	$196,333	$11,769	$208,102

Depreciation and amortization	$2,335	$84,826	$87,161

Loss from continuing operations	$(702,737)	$(171,906)	$(874,643)
Loss from discontinued operations			(38,660)
Non-controlling interest			69,687
Net loss			$(843,616)

Six months ended June 30, 2013

	Management	Restaurants	Total

Revenues	$50,000	$3,283,165	$3,333,165

Interest expense	$32,896	$22,490	$55,386

Depreciation and amortization	$3,275	$240,825	$244,100

Loss from continuing operations	$(1,133,368)	$(349,057)	$(1,482,425)
Loss from discontinued operations			(15,111)
Non-controlling interest			52,759
			$(1,444,777)

Assets	$4,740,796	$3,178,584	$7,919,380
Non-restaurant investments			1,069,983
Total assets			$8,989,363

Liabilities	$3,493,189	$1,353,609	$4,846,798

Expenditures for non-current assets	$-	$119,186	$119,186

Six months ended June 30, 2012

	Management	Restaurants	Total

Revenues	$50,000	$3,083,618	$3,133,618

Interest expense	$137,504	$255,708	$393,212

Depreciation and amortization	$4,525	$162,660	$167,185

Loss from continuing operations	$(1,197,510)	$(381,572)	$(1,579,082)
Loss from discontinued operations			(100,523)
Non-controlling interest			132,204
Net loss			$(1,547,401)

Assets	$4,976,491	$3,344,739	$8,321,230
Non-restaurant investments			772,500
Total assets			$9,093,730

Liabilities	$619,553	$1,334,129	$1,953,682

Expenditures for non-current assets	$1,346	$935,493	$936,839

14.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis. On July 1, 2012, the Company signed a one year office lease agreement for a satellite office in Florida for one year at a monthly rate of $800; the lease was not renewed upon its expiration in June 30, 2013.

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

Rent obligations for our five restaurants are presented below:

Years ended June 30,
2014	$510,595
2015	488,718
2016	445,432
2017	229,083
thereafter	554,647
Totals	$2,228,475

Rent expense for the three and six months ended June 30, 2013 and June 30, 2012 was as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Segment:
Restaurants (1)	$165,047	$142,621	$349,025	$273,887
Management (2)	7,797	6,525	17,403	13,050
Totals	$172,844	$149,146	$366,428	$286,937

(1) Included in restaurant operating expenses of the Consolidated Statement of Operations

(2) Included in general and administrative expenses of the Consolidated Statement of Operations

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all others similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (the “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper. On October 15th, 2012, the Honorable Judge James I. Cohn filed an Order setting the Calendar Call for the case for June 13th, 2013, and the Trial Date for the trial period commencing on June 17th, 2013.  On October 31st, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. Requests by the Underwriting Defendants for indemnification were denied.  On November 2nd, 2012, we filed a Joint Motion to Extend Deadline to Respond to Class Action Complaint, requesting that our responsive pleading deadline be delayed until after a lead Plaintiff is named.  That Motion was approved, and on December 12th, 2012, Howard filed a Motion to Appoint himself Lead Plaintiff and to Approve his selection of The Rosen Law Firm, P.A. as his Counsel.  An Order appointing Francis Howard and the Rosen Law Firm as lead Plaintiff and lead Plaintiff’s Counsel was entered on January 4, 2013. Therein, Judge Cohn also reset Calendar Call for October 10, 2013; trial was reset for the two-week period commencing October 15, 2013. On February 19, 2013, Plaintiff filed an Amended Complaint. On April 5, 2013, the Company, Individual Defendants, and the Auditor Defendant (separately) filed a Motion to Dismiss the action. Plaintiff filed an opposition to Chanticleer Defendants’ (and Auditor Defendants’) Motion to Dismiss on April 22, 2013.  On May 9, 2013, the Company and Individual Defendants filed a Reply Memorandum of Defendants Chanticleer Holdings, Inc., Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I Moskowitz, and Keith Johnson in support of their Motion to Dismiss the Amended Class Action Complaint.  Judge Cohn has yet to make a ruling on the Motions.  On May 20, 2013, the Plaintiff filed a Notice of Voluntary Dismissal without prejudice of Defendants Dawson James Securities, Inc. and Merrimal Capital, Inc. Pursuant to the Federal Rules of Civil Procedure 41(a)(1)(A). The Company has and will continue to vigorously defend itself in this matter.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636.13 (approximately $442,189). The Company has and will continue to vigorously defend itself in this matter.

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission seeking information regarding our South African entities’ previous accounting issues. The Company responded as required by the due date of April 30, 2013 and intends to otherwise comply as required.

The Company has engaged outside South African tax experts in September 2012 to assist with compliance with Value Added Tax (VAT), payroll taxes, and income taxes in South Africa. A voluntary disclosure agreement has been submitted and the Company is awaiting contact from the South African governmental agency. As of June 30, 2013, $375,084 has been accrued and is included in accounts payable and accrued expenses in our condensed consolidated balance sheet.

In connection with the acquisition of the business as described in Note 3 (whereby, on October 1, 2011, Rolalor (Pty.) Ltd., Almenta 177 (Pty.) Ltd. and Labyrinth Trading (Pty.) Ltd. transferred their respective net assets to the newly formed entities controlled by the Company), the Company believes the purchase and sale with the seller was accomplished in accordance with the laws and regulations of the taxing authorities in South Africa. However, there can be no absolute assurance as to whether the business acquired continues to have any outstanding tax and regulatory filing requirements, as well as whether the local authorities could seek to recover any unpaid taxes or other amounts due from the Company, its shareholders or others. The Company is not aware of any existing obligations that remain outstanding for which the Company may be required to settle. In connection with acquiring the net assets of the business, the Company may be entitled to be reimbursed by the seller for any pre-acquisition obligations of the business that may arise, post-acquisition.

In addition, the Company’s South African subsidiaries have not filed certain corporate income tax returns for previous years, which could potentially result in penalties upon filing these returns.

15.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

June 30, 2013
Assets:
Available-for-sale securities	$19,983	$18,483	$1,500	$-

December 31, 2012
Assets:
Available-for-sale securities	$56,949	$55,449	$1,500	$-

At June 30, 2013 and December 31, 2012, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The funding from the private offering is being used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (complete details of the transaction included in the Form 8-K filed with the Securities and Exchange Commission on August 5, 2013). The funding from the private offering is being used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (acquisition detailed below). The Notes have the following principal terms:

•	the principal amount of the Note shall be repaid within thirty six (36) months of the issuance date at a non-compounded six percent (6%) interest rate per annum;
•	the Note holders shall receive ten percent (10%), pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly for the life of the location, and ten percent (10%) of the net proceeds should the location be sold;
•	the consortium of investors received a total of three hundred thousand (300,000) three (3) year warrants, exercisable at three dollars ($3.00) per share;

•	the Note holder may convert his or her Note into shares of the Company’s common stock (at ninety percent (90%) of the average closing price ten (10) days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering). The conversion price is subject to a floor of one dollar ($1 USD) per share;
•	the Note holder has the right to redeem the Note for a period of sixty (60) days following the eighteen (18) month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen (18) months after the issuance of the Note.

The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 2, 2013, the Company entered into a Binding Letter of Intent with West End Wings Limited and Manchester Wings Limited (the “Seller”) for the purchase of the Nottingham, England Hooters restaurant location for a total purchase price of three million one hundred and fifty thousand dollars ($3,150,000).  The closing is contingent upon the completion of a full and accurate audit, and is expected to occur the earlier of the completion of the audit or October 31, 2013. With the signing of the Binding Letter of Intent, Chanticleer provided the Seller with a $200,000 deposit towards the purchase consideration. As part of this transaction, all franchise rights to the location will be transferred to the Company.

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

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered approximately $128,000 (net of repayments of approximately $57,000) and approximately $85,000 (net of repayments of approximately $43,000) of cash that was misappropriated by the SA CFO during the periods ended June 30, 2013 and December 31, 2012, respectively (presented as “other receivable” on the Company’s combined balance sheets). As of June 30, 2013, approximately $57,000 has been recovered by the Company and payment plans are in place for the remainder.

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

Accordingly, we operate in two business segments; Hooters franchise restaurants and our legacy investment management which we exited from on May 1 of this year and consulting services businesses.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company had current assets of $3,670,833, current liabilities of $4,602,935, and a working capital deficit of $932,102. The Company incurred a loss of $1,444,777 during the six months ended June 30, 2013 and had an unrealized loss from available-for-sale securities of $36,966 and foreign currency translation gains of $54,916, resulting in a comprehensive loss of $1,426,827.

The Company's corporate general and administrative expenses averaged approximately $675,000 per quarter in the first six months of 2013 and averaged approximately $650,000 per quarter during 2012. The Company expects costs to increase as we expand our footprint internationally in 2013. In March 2013, the Company closed its investment management business, which we believe will save us approximately $50,000 per quarter starting fully in the third quarter of 2013. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and shares 80% of the profits. The Company also shares 49% of the profits in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at June 30, 2013 of $232,141 owed to its bank which is due on August 10, 2013 and is currently being renegotiated for an extension. In April 2013, the Company secured a $500,000 line of credit which is due in April 2014. As of June 30, 2013, the balance on the line of credit is $342,000. The Company also has $2,750,000 of advances from investors and corresponding restricted cash as of June 30, 2013, which is earmarked for our purchase of the Hooters Nottingham (United Kingdom) purchase.On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The funding from the private offering is being used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (complete details of the transaction are included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2013). The Company’s South African subsidiaries have bank overdraft and term facilities of $210,814. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters restaurants.

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

Cash requirements and capital expenditures:

In 2013, we expect to open or acquire one restaurant in each of the following countries or continents – Australia, Brazil, Europe and South Africa. The Company expects the total cash requirements for these restaurants to be approximately $5.0 million, of which approximately $700,000 has been paid as of June 30, 2013.

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

Expected changes in the mix and relative cost of capital resources:

Since the middle of 2010, the Company has utilized high cost capital to finance its international growth. The Company hopes to eliminate the majority of this debt with new equity and further, to use this equity to complete its expansion plans over the next two years. The Company has recently secured additional convertible debt for the purchase of a Hooters restaurant in Nottingham, England, and may use convertible debt in the future.

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

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2013 and 2012

Revenue

Revenue amounted to $1,666,043 for the three months ended June 30, 2013 and $1,721,123 for the three months ended June 30, 2012.

Restaurant sales, net for our four locations in South Africa amounted to $1,427,140 in the three months ended June 30, 2013 and $1,696,123 for the three months ended June 30, 2012. The decline in revenue of approximately 16% is primarily attributable to a decline of approximately 16% in the local currency exchange rate from the prior period. Restaurant sales, net for our Budapest location amounted to $213,903 in the three months ended June 30, 2013 and was not opened until August 2012.

Revenues for the management business for the three months ended June 30, 2013 and June 30, 2012, amounted to $25,000 in each period, respectively.

Restaurant cost of sales

Restaurant cost of sales amounted to $635,348, or 38.7% of restaurant net sales for the three months ended June 30, 2013 and $709,612, or 41.8% of restaurant net sales for the three months ended June 30, 2012. We expect the percentage to remain approximately the same in 2013 as we expand our business internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $932,251, or 56.9% of restaurant net sales for the three months ended June 30, 2013 and $923,290, or 54.4% of restaurant net sales for the three months ended June 30, 2012. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $10,201 and $23,499 incurred for the opening of our next planned South African location and the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012, respectively.

General and Administrative Expense (“G&A”)

G&A amounted to $621,070 for the three months ended June 30, 2013 and $610,754 for the three months ended June 30, 2012. The more significant components of G&A are summarized as follows:

	2013	2012

Professional fees	$128,403	$58,386
Payroll and benefits	206,954	164,477
Consulting and investor relation fees	124,953	153,046
Travel and entertainment	41,611	74,928
Shareholder services and fees	12,593	6,397
Other G&A	106,556	153,520
	$621,070	$610,754

G&A costs are expected to range from $600-$700,000 per quarter for the remainder of 2013, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Professional fees increased $70,017 as a result of the Company expanding it’s operations both domestically and internationally.

Payroll and benefits increased $42,477 from 2013 from 2012 primarily from the addition of restaurant management personnel in Hungary in the third quarter of 2012 and additional corporate staff in our head office.

Consulting and investor relations fees decreased $28,093 from 2013 to 2012 as the Company engaged experienced personnel in 2012 to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $1,929 and $9,406 in 2013 and 2012, respectively. Non-cash amortization of warrant expense for services were $37,310 and $25,910 in 2013 and 2012, respectively.

Travel and entertainment decreased $33,317 from 2013 to 2012 as Company personnel, primarily the CEO, had traveled extensively in the second quarter of 2012 to increase our company awareness and lockdown financing and partners for the restaurant locales.

Depreciation and amortization

Depreciation expense for the three months ended June 30, 2013 and 2012 amounted to $124,478 and $82,669, respectively. The restaurant segment for the three months ended June 30, 2013 and 2012 amounted to $123,393 and 80,334, respectively, and the management business amounted to $1,085 and $2,335, respectively.

Amortization expense for the three months ended June 30, 2013 and 2012 for the restaurant businesses related to franchise fees was $5,398 and $4,492, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at June 30, 2013 and 2012:

	2013	2012
Other income (expense):
Equity in losses of investments	$(18,806)	$(33,348)
Interest expense	(18,442)	(208,102)
Miscellaneous income	1,263	-
	$(35,985)	$(241,450)

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the three months ended June 30, 2013 and 2012 of $18,806 and $33,348, respectively.

Interest Expense

Interest expense decreased by $189,660 in 2013 from 2012, due to the payoff of primarily all our prior debt with the completion of our secondary raise in June 2012. Interest expense will increase during the remainder of 2013 as the Company has taken on new debt to finance expansion.

Income (loss) from discontinued operations

Loss from discontinued operations was $24,578 and $38,660 for the three months ended June 30, 2013 and June 30, 2012, respectively. The primary reason for the decrease in loss was the exiting of the management business during late in the first quarter of 2013, therefore a full quarter of expenses was not incurred during the second quarter of 2013.

Comparison of six months ended June 30, 2013 and 2012

Revenue

Revenue amounted to $3,333,165 for the six months ended June 30, 2013 and $3,133,618 for the six months ended June 30, 2012.

Restaurant sales, net for our four locations in South Africa amounted to $2,863,177 for the six months ended June 30, 2013 and $3,083,618 for the six months ended June 30, 2012. The decline in revenue of approximately 7% is primarily attributable to a decline of approximately 16% in the local currency exchange rate from the prior period, offset by an increase in local currency of approximately 9%. Restaurant sales, net for our Budapest location amounted to $419,988 in the six months ended June 30, 2013 and was not opened until August 2012.

Revenues for the management business for the six months ended June 30, 2013 and June 30, 2012, amounted to $50,000 in each period, respectively.

Restaurant cost of sales

Restaurant cost of sales amounted to $1,263,236, or 38.5% of restaurant net sales for the six months ended June 30, 2013 and $1,291,163, or 41.9% of restaurant net sales for the six months ended June 30, 2012. We expect the percentage to remain approximately the same in 2013 as we expand our business internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $1,912,405, or 58.2% of restaurant net sales for the six months ended June 30, 2013 and $1,692,622, or 54.9% of restaurant net sales for the six months ended June 30, 2012. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $10,201 and $64,220 incurred for the opening of our next planned South African location and the opening of our location at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012, respectively.

General and Administrative Expense (“G&A”)

G&A amounted to $1,350,737 for the six months ended June 30, 2013 and $1,060,412 for the six months ended June 30, 2012. The more significant components of G&A are summarized as follows:

	2013	2012

Professional fees	$336,536	$160,996
Payroll and benefits	442,645	312,941
Consulting and investor relation fees	278,286	271,643
Travel and entertainment	58,709	116,589
Shareholder services and fees	34,756	6,509
Other G&A	199,805	191,734
	$1,350,737	$1,060,412

G&A costs are expected to range from $600-$700,000 per quarter for the remainder of 2013, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Professional fees increased $175,540 as a result of the Company expanding it’s operations both domestically and internationally.

Payroll and benefits increased $129,704 from 2013 from 2012 primarily from the addition of restaurant management personnel in Hungary in the third quarter of 2012 and additional corporate staff in our head office.

Consulting and investor relations fees increased $6,643 from 2013 to 2012 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $2,576 and $9,406 in 2013 and 2012, respectively. Non-cash amortization of warrant expense for services were $63,220 and $26,745 in 2013 and 2012, respectively.

Travel and entertainment decreased $57,880 from 2013 to 2012 as Company personnel, primarily the CEO, had traveled extensively in the first quarter of 2012 to increase our company awareness and lockdown financing and partners for the restaurant locales.

Depreciation and amortization

Depreciation expense for the six months ended June 30, 2013 and 2012 amounted to $233,569 and $158,934, respectively. The restaurant segment for the six months ended June 30, 2013 and 2012 amounted to $230,294 and 154,409, respectively, and the management business amounted to $3,275 and $4,525, respectively.

Amortization expense for the six months ended June 30, 2013 and 2012 for the restaurant businesses related to franchise fees was $10,531 and $8,251, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at June 30, 2013 and 2012:

	2013	2012
Other income (expense):
Equity in losses of investments	$(33,053)	$(43,886)
Gain on extinguishment of debt	70,900	-
Interest expense	(55,386)	(393,212)
Miscellaneous income	3,825	-
	$(13,714)	$(437,098)

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the six months ended June 30, 2013 and 2012 of $33,053 and $43,886, respectively.

Gain on extinguishment of debt

Gain on extinguishment of debt of $70,900 was recorded upon settlement of certain debts related to our South African subsidiary.

Interest Expense

Interest expense decreased by $337,826 in 2013 from 2012, due to the payoff of primarily all our prior debt with the completion of our secondary raise in June 2012. Interest expense will increase during the remainder of 2013 as the Company has taken on new debt to finance expansion.

Income (loss) from discontinued operations

Loss from discontinued operations was $15,111 and $100,523 for the six months ended June 30, 2013 and June 30, 2012, respectively. The primary reasons for the decrease in loss was management fee income earned of $61,793 for the six months ended was June 30, 2013 compared to $6,698 for the six months ended June 30, 2012, and the exiting of the management business during late in the first quarter of 2013, therefore a full quarter of expenses was not incurred during the second quarter of 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013. Our management has determined that, as of June 30, 2013, the Company's disclosure controls and procedures were not effective.

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

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of June 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in our Company’s South African subsidiaries.

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

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: August 12, 2013	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
Principal Accounting Officer

