Form 10-Q
period 2013-09-30
Chanticleer Holdings, Inc.
filed 2013-11-15
CIK 1106838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2013

Commission File Number:	000-29507

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(IRS Employer ID No)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of October 31, 2013, was 5,309,563 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$213,229	$1,223,803
Restricted cash	3,000,000	-
Accounts receivable	156,235	161,073
Other receivable	159,666	85,473
Inventory	198,274	227,023
Due from related parties	116,305	117,899
Prepaid expenses	436,219	170,769
Assets of discontinued operations	51,804	44,335
TOTAL CURRENT ASSETS	4,331,732	2,030,375
Property and equipment, net	5,047,122	2,316,146
Goodwill	2,053,946	396,487
Intangible assets, net	2,398,919	559,832
Investments at fair value	12,062	56,949
Other investments	1,970,796	2,116,915
Deposits and other assets	213,437	169,727
TOTAL ASSETS	$16,028,014	$7,646,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit and notes payable	$625,959	$236,110
Derivative liability	2,341,500	-
Accounts payable and accrued expenses	1,550,827	1,108,305
Advances from investors	575,000	-
Other current liabilities	105,453	361,586
Current maturities of capital leases payable	47,186	27,965
Deferred rent	19,561	10,825
Due to related parties	12,191	13,733
Liabilities of discontinued operations	9,881	14,328
TOTAL CURRENT LIABILITIES	5,287,558	1,772,852
Capital leases, less current maturities	63,032	60,518
Convertible note payable, net of debt discount of $2,833,333	166,667	-
Deferred rent	1,204,999	98,448
Other liabilities	100,647	186,060
TOTAL LIABILITIES	6,822,903	2,117,878
Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 20,000,000
shares; issued and outstanding 4,467,896 and 3,698,896
shares at September 30, 2013 and December 31, 2012, respectively	446	370
Additional paid in capital	21,501,399	14,898,423
Other comprehensive loss	(155,872)	(181,741)
Accumulated deficit	(12,126,946)	(9,258,697)
Non-controlling interest	(13,916)	70,198
TOTAL STOCKHOLDERS' EQUITY	9,205,111	5,528,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,028,014	$7,646,431

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012
Revenue:
Restaurant sales, net	$1,581,245	$1,710,632
Management fee income - non-affiliates	25,000	25,000
Total revenue	1,606,245	1,735,632
Expenses:
Restaurant cost of sales	577,299	714,551
Restaurant operating expenses	920,630	943,618
Restaurant pre-opening expenses	7,337	125,947
General and administrative expenses	943,632	614,980
Depreciation and amortization	129,126	97,883
Total expenses	2,578,024	2,496,979
Loss from operations	(971,779)	(761,347)
Other income (expense)
Equity in losses of investments	(13,131)	33,412
Miscellaneous income	-	1,153
Change in fair value of derivative liability	(75,900)	-
Interest expense	(383,595)	(39,583)
Total other expense	(472,626)	(5,018)
Loss from continuing operations before income taxes	(1,444,405)	(766,365)
Provision for income taxes	6,019	7,997
Loss from continuing operations	(1,450,424)	(774,362)
Loss from discontinued operations, net of taxes	(4,403)	(18,913)
Consolidated net loss	(1,454,827)	(793,275)
Less: Net loss attributable to non-controlling interest	31,355	53,509
Net loss attributable to Chanticleer Holdings, Inc.	$(1,423,472)	$(739,766)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(1,419,069)	$(720,853)
Loss from discontinued operations	(4,403)	(18,913)
	$(1,423,472)	$(739,766)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities (none applies to
non-controlling interest)	$(7,922)	$(26,404)
Foreign currency translation gain	15,841	46,511
Other comprehensive loss	$(1,415,553)	$(719,659)
Net loss per attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(0.38)	$(0.19)
Discontinued operations attributable to common shareholders, basic and diluted	(0.00)	(0.01)
	$(0.38)	$(0.20)
Weighted average shares outstanding, basic and diluted	3,704,526	3,698,896

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Revenue:
Restaurant sales, net	$4,864,410	$4,794,250
Management fee income - non-affiliates	75,000	75,000
Total revenue	4,939,410	4,869,250
Expenses:
Restaurant cost of sales	1,840,535	2,005,714
Restaurant operating expenses	2,833,035	2,636,240
Restaurant pre-opening expenses	17,538	190,167
General and administrative expenses	2,294,370	1,669,956
Depreciation and amortization	373,226	265,068
Total expenses	7,358,704	6,767,145
Loss from operations	(2,419,294)	(1,897,895)
Other income (expense)
Equity in losses of investments	(46,184)	(10,474)
Gain on extinguishment of debt	70,900	-
Miscellaneous income	3,785	1,153
Change in fair value of derivative liability	(75,900)	-
Interest expense	(438,941)	(432,795)
Total other expense	(486,340)	(442,116)
Loss from continuing operations before income taxes	(2,905,634)	(2,340,011)
Provision for income taxes	27,216	7,997
Loss from continuing operations	(2,932,850)	(2,348,008)
Loss from discontinued operations, net of taxes	(19,513)	(124,872)
Consolidated net loss	(2,952,363)	(2,472,880)
Less: Net loss attributable to non-controlling interest	84,114	185,711
Net loss attributable to Chanticleer Holdings, Inc.	$(2,868,249)	$(2,287,169)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(2,848,736)	$(2,162,297)
Loss from discontinued operations	(19,513)	(124,872)
	$(2,868,249)	$(2,287,169)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities (none applies to
non-controlling interest)	$(44,887)	$(264,044)
Foreign currency translation gain	70,756	45,464
Other comprehensive loss	$(2,842,380)	$(2,505,749)
Net loss attributable to Chanticleer Holdings, Inc,. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(0.77)	$(1.00)
Discontinued operations attributable to common shareholders, basic and diluted	(0.01)	$(0.06)
	$(0.77)	$(1.06)
Weighted average shares outstanding, basic and diluted	3,701,804	2,153,148

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Nine Months ended September 30, 2013

(Unaudited)

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated
	Shares	Par	Capital	(Loss)	Interest	Deficit	Total
Balance, December 31, 2012	3,698,896	$370	$14,898,423	$(181,741)	$70,198	$(9,258,697)	$5,528,553
Common stock issued for:
Services	29,000	2	124,718	-	-	-	124,720
Purchase of American Roadside Burgers, Inc	740,000	74	3,611,052	-	-		3,611,126
Fair value of warrants issued for purchase of American Roadside Burgers, Inc.	-	-	1,710,077	-	-	-	1,710,077
Warrants issued with convertible debt	-	-	884,600	-	-	-	884,600
Unrealized loss on available-for-sale securities	-	-	-	(44,887)	-	-	(44,887)
Amortize warrants	-	-	272,529	-	-	-	272,529
Foreign translation gain				70,756			70,756
Net loss	-	-	-	-	(84,114)	(2,868,249)	(2,952,363)
Balance, September 30, 2012	4,467,896	$446	$21,501,399	$(155,872)	$(13,916)	$(12,126,946)	$9,205,111

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,932,850)	$(2,348,008)
Less: net loss from discontinued operations	(19,513)	(124,872)
Net loss from continuing operations	(2,952,363)	(2,472,880)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	373,226	265,068
Equity in losses of investments	46,184	10,474
Amortization of warrants	272,529	120,632
Common stock issued for services	124,720	25,606
Gain on debt extinguishment	(70,900)	-
Amortization of debt discount	166,667	-
Interest expense	150,200	-
Change in fair value of derivative liablility	75,900	-
Decrease (increase) in accounts and other receivables	46,427	(87,586)
Increase in prepaid expenses and other assets	(108,942)	(178,976)
Decrease (increase) in inventory	86,496	(75,289)
Increase in accounts payable and accrued expenses	105,314	477,250
Increase in deferred rent	14,670	17,315
Increase in income taxes payable	-	7,997
Repayment (advance) from related parties for working capital	52	(89,587)
Net cash used in operating activities from continuing operations	(1,669,820)	(1,979,976)
Net cash used in operating activities from discontined operations	(11,917)	(16,007)
Net cash used in operating activities	(1,681,737)	(1,995,983)

Cash flows from investing activities:
Proceeds from non-controlling interests	-	90,000
Repayments (purchases) of investments	98,434	(1,213,391)
Restricted cash	(3,000,000)	-
Franchise costs	(75,000)	(210,000)
Cash acquired from business combination	53,684	-
Purchase of property and equipment	(86,919)	(1,169,191)
Net cash used in investing activities from continuing operations	(3,009,801)	(2,502,582)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(3,009,801)	(2,502,582)

		(Continued)

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from financing activities:
Sale of Common Stock	-	7,051,464
Loan proceeds	3,342,000	2,915,000
Advances from investors	575,000	-
Decrease in other liabilities	(270,646)	(32,313)
Loan and capital lease repayments	(36,821)	(3,967,747)
Net cash provided by financing activities from continuing operations	3,609,533	5,966,404
Net cash (used in) provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	3,609,533	5,966,404
Effect of exchange rate changes on cash	71,431	45,466
Net change in cash	(1,010,574)	1,513,305
Cash, beginning of period	1,223,803	165,129
Cash, end of period	$213,229	$1,678,434

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$43,920	$237,604
Income taxes	-	-

Non-cash investing and financing activities:
Convertible notes payable exchanged for common stock	$-	$1,907,238
Purchase of equipment using capital leases	53,943	-
Common stock units issued for Hoot limited partner units	-	986,651

Common stock and warrants issued to acquire American Roadside Burgers, Inc. (ARB):
Current assets acquired	$274,211	$-
Property and equipment	2,948,102	-
Goodwill	1,653,016	-
Trade name/trademark	1,784,443	-
Deposits and other assets	98,035	-
Liabilities assumed	(1,490,288)	-
Common stock and warrants issued	(5,321,203)	-

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Avenel Financial Services, LLC ("AFS"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”) and American Roadside Burgers, Inc. (“ARB”, see Note 3 for further details) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”). On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., and Hooters Emperors Palace (Pty.) Ltd., respectively. All significant inter-company balances and transactions have been eliminated in consolidation.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred in all periods presented.

Further detailed information regarding the Company's subsidiaries can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on April 3, 2013.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY, Management’s Plans and GOING CONCERN

At September 30, 2013, the Company had current assets of $4,331,732, current liabilities of $5,287,559, and a working capital deficit of $955,827. The Company incurred a loss of $2,868,249 during the nine months ended September 30, 2013 and had an unrealized loss from available-for-sale securities of $44,887 and foreign currency translation gains of $70,756, resulting in a comprehensive loss of $2,842,380. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

The Company's corporate general and administrative expenses averaged approximately $675,000 per quarter in the first six months of 2013, and $944,000 in the third quarter of 2013, and averaged approximately $560,000 per quarter during 2012. In March 2013, the Company closed its investment management business. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. The Company also earns 49% of the operating results with our operating partner earning 51% in its Hooters restaurant which was opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at September 30, 2013 of $231,496 owed to its bank which was originally due on August 10, 2013 and has been extended to October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which is due in April 2014. As of September 30, 2013 the balance on the line of credit is $342,000.

The Company also has $3,000,000 of convertible debt and corresponding restricted cash as of September 30, 2013, which is reserved for completion of our purchase of the Hooters Nottingham (United Kingdom) purchase. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The Consortium of investors received 3 year warrants to purchased 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt was recorded as a derivative liability. The Company executed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. Due to the timing of the acquisition, the Company has not yet completed its purchase allocation and analysis. Therefore, it is impracticable to provide pro forma information and other required disclosures or further information related to the assets and liabilities acquired at this time.

On September 30, 2013, the Company acquired American Roadside Burgers, Inc. (“ARB”) and entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. The merger agreement provides that Chanticleer Roadside Burgers International, LLC (a single-member LLC, of which the Company is the sole member) shall merge with and into ARB, with ARB continuing as the surviving entity and subsidiary of the Company.

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the Investors an aggregate of 666,667 Units (the “Units”) at a purchase price of $3.75 per Unit (“Unit Price”). Each Unit consists of (a) one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (b) one (1) five (5) year warrant, exercisable after twelve (12) months, to purchase one (1) share of common stock at an initial exercise price of five dollars ($5.00) (the “Warrants”). The funds are to be used to expand our restaurant footprint and for general working capital.

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $150,000 and five (5) year warrants convertible into an aggregate of 40,000 shares. The Company has valued these warrants as part of the raise at approximately $312,000.

On November 4, 2013, the Company entered into a Subscription Agreement with JF Restaurants, LLC (“JFR”), JF Franchising Systems, LLC (“JFFS”), (collectively “Just Fresh”), and the Preferred Members (the “Members” or collectively, the “Sellers”) for the purchase of a fifty one percent (51%) ownership interest in each entity. The total purchase price was $560,000, which included payment of the Sellers’ outstanding debt obligations and reimbursement of several Members for previous debt payments. The final closing is contingent upon the Members’ conversion of all outstanding Member notes and loans into ownership interest, to be held no later than November 20, 2013. With the signing of the Subscription Agreement, Chanticleer paid Sellers’ outstanding debt in the amount of approximately $434,325 towards the purchase consideration. Just Fresh currently operates five restaurants in the Charlotte, North Carolina area that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

On November 7, 2013, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with three accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 160,000 Units (the “Units”) at a purchase price of $5.00 per Unit (“Unit Price”), closing a $800,000 private placement (the “Private Placement”). The aggregate purchase price we received from the sale of the Units was $800,000. Each Unit consists of (a) one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (b) one (1) five (5) year warrant to purchase one (1) share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of five dollars and fifty cents ($5.50), while the remaining half (80,000) of the warrants are available at an initial exercise price of seven dollars ($7.00) (the “Warrants”).

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $32,000 and five (5) year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of common stock valued at approximately $24,000 using the Black-Scholes model.

The Company’s South African subsidiaries have bank overdraft and term facilities of $206,100. ARB has a term facility with a balance of $52,463.The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters restaurants.

On January 31, 2013, the Company settled outstanding liabilities of approximately $170,000 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities.” Upon making a payment of approximately $99,000, the Company received a release from all other liabilities with this bank, resulting in a total gain on extinguishment of debt of approximately $71,000, which is presented in our financials as other income.

In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s business; the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

There is no assurance that these events will occur or the Company will be able to raise sufficient capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted loss per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. For the nine months ended September 30, 2013 and September 30, 2012, the number of common shares potentially issuable upon the exercise of certain warrants of 6,241,458 and 5,001,458, respectively, have not been included in the computation of diluted LPS since the effect would be antidilutive. Accordingly, no common stock equivalents are included in the loss per share calculations and basic and diluted earnings per share are the same for all periods presented.

TRADE NAME AND TRADEMARK

At acquisition, the Company determined the value of the Trade Name and Trademark based on future cash flows of the acquired business. The Trade Name and Trademark is reviewed for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other. The Company performs its annual impairment review of Trade name and Trademark at the end of each fiscal year, and when a triggering event occurs between annual impairment tests.

DERIVATIVE LIABILITIES

In connection with the issuance of a secured convertible promissory note, the terms of the convertible note included an embedded conversion feature; which provided for the settlement of the convertible promissory note into shares of common stock at a rate which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”.

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of an embedded conversion option that is convertible into at variable amount of shares are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since, “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes to be materially the same. The Company’s outstanding warrants did not contain any down round protection.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted.

ACQUIRED ASSETS AND ASSUMED LIABILITIES

Pursuant to ASC No. 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the company retrospectively adjusts the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill.

Recent Accounting Pronouncements

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

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At November 11, 2013, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITION OF AMERICAN ROADSIDE BURGERS, INC.

On September 30, 2013, the Company acquired American Roadside Burgers, Inc. (“ARB”) and entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. The merger agreement provides that Chanticleer Roadside Burgers International, LLC (a single-member LLC, of which the Company is the sole member) shall merge with and into ARB, with ARB continuing as the surviving entity and subsidiary of the Company. In connection with this acquisition and the related management team, the Company acquired a strategic opportunity to participate in a high-growth space with an already established brand. The Company’s plan is to continue to expand the American Roadside chain as future opportunities occur, which has the potential to bring additional revenue and profits to the Company in the future. Additionally, the opportunity to work with one of the better restaurant executives in the country is an extremely important step in the Company’s transformation.

The acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”. The consolidated statements of operations will include the results of the ARB operations beginning October 1, 2013. The assets acquired and the liabilities assumed were recorded at September 30, 2013 at estimated fair values as determined by an independent appraisal. A summary of the estimated fair value of assets acquired and liabilities assumed in the acquisition follows:

Consideration Paid:
740,000 shares of common stock	$3,611,126
Five year warrants to purchase 740,000 shares of common stock	1,710,077
Total Consideration paid	5,321,203

Current assets, excluding cash	$274,211
Cash	53,684
Property and equipment	2,948,102
Goodwill	1,653,016
Trade name/trademark	1,784,443
Deposits and other assets	98,035
Total assets acquired	6,811,491
Liabilities assumed	(1,490,288)
Net assets acquired	$5,321,203

The acquired Trade name/ trademark has been assigned definite lives and are subject to amortization over an estimated 10-year useful life.

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2013 and 2012 assumes that the above acquisition of ARB was made at the beginning of the year prior to the acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenues	$2,350,690	$2,378,324	$7,135,266	$6,406,789
Loss from continuing operations	(1,780,355)	(873,222)	(3,791,551)	(2,695,967)
Loss from discontinued operations	(4,403)	(18,913)	(19,513)	(124,872)
Loss attributable to non-controlling interest	(31,355)	(53,509)	(84,114)	(185,711)
Net loss	$(1,816,113)	$(945,644)	$(3,895,178)	$(3,006,550)
Net loss per share, basic and diluted	$(0.49)	$(0.26)	$(1.05)	$(1.40)
Weighted average shares outstanding, basic and diluted	3,704,526	3,698,896	3,701,804	2,153,148

4.	DISCONTINUED OPERATIONS

The Company closed their investment management business on May 1, 2013. A summary of the activity is presented below.

Assets and liabilities from discontinued operations

The Company had assets and liabilities for the periods ended September 30, 2013 and December 31, 2012, which is presented in our balance sheet, as follows:

	September 30,	December 31,
	2013	2012

Cash	$31,924	$24,471
Due from related parties	19,880	19,864
Assets from discontinued operations	$51,804	$44,335

Accounts payable	$9,881	$14,328
Liabilities from discontinued operations	$9,881	$14,328

Net loss from discontinued operations

The Company had a net loss from discontinued operations for the three and nine months ended September 30, 2013 and 2012, which is presented in our statements of operations, as follows:

	2013		2012
	Three months ended September 30	Nine months ended September 30	Three months ended September 30	Nine months ended September 30

Revenues from Chanticleer Investors II, LLC	$-	$61,793	$31,880	$38,578
Expenses	4,403	81,306	50,793	163,450
Net loss from discontinued operations	$(4,403)	$(19,513)	$(18,913)	$(124,872)

Chanticleer Investors II - Chanticleer Advisors, LLC (“Advisors”) acted as the managing general partner and received a management fee based on a percentage of profits. On March 22, 2013, Chanticleer Holdings, Inc. announced its intention to exit the fund management business, which was effectuated May 1, 2013. Advisors resigned as manager of Chanticleer Investors II (“Investors”). Matthew Miller and Joe Koster, two of the prior fund managers, ceased to be employed by Advisors and now manage a new entity, Boyles Asset Management, LLC (“Boyles”), which will continue management of Investors. Mr. Michael Pruitt resigned as one of the portfolio managers. From this arrangement, the Company will have an ongoing economic benefit from this aspect of the business, while eliminating the losses associated with the fund management business. Chanticleer Advisors has failed to produce profits and has resulted in operating losses since inception.

Chanticleer Investment Partners, LLC - Chanticleer Investment Partners, LLC (“CIPs”) was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company registered CIP as a registered investment advisor so that it could market openly to the public. In March 2013 the Company decided to exit this business and on April 26, 2013 CIP’s status as a registered investment advisor was terminated.

5.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012.

	2013	2012

Available-for-sale investments at fair value	$12,062	$56,949
Total	$12,062	$56,949

AVAILABLE-FOR-SALE SECURITIES

	2013	2012

Cost at beginning and end of periods	$263,331	$263,331
Unrealized loss	(251,269)	(206,382)
Total	$12,062	$56,949

Activity in our available-for-sale securities may be summarized as follows:

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Losses	Value	Loss	Sale
September 30, 2013
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(123,200)	2,800	-	-
North American Energy	10,500	(9,900)	600	-	-
North American Energy	125,331	(118,169)	7,162	-	-
	$263,331	$(251,269)	$12,062	$-	$-

December 31, 2012
North Carolina Natural Energy	1,500	-	1,500	-	-
North American Energy	126,000	(111,300)	14,700	-	-
North American Energy	10,500	(7,350)	3,150	-	-
North American Energy	125,331	(87,732)	37,599	-	-
	$263,331	$(206,382)	$56,949	$-	$-

North Carolina Natural Energy, Inc. (“NCNE”) – NCNE is a successor to Remodel Auction Incorporated whose business was discontinued. NCNE has plans to become involved in some form of natural energy. The Company received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011. The shares were valued at $1,500 based on NCNE’s valuation as a shell.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At September 30, 2013 and December 31, 2012, the stock was $0.004 and $0.02 per share, respectively, and the Company recorded an unrealized loss of $123,200 and $111,300, respectively, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At September 30, 2013 and December 31, 2012, the Company recorded an unrealized loss of $9,900 and $7,350, respectively, based on the market value at the time.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At September 30, 2013 and December 31, 2012, the Company recorded an unrealized loss of $118,169 and $87,732, respectively, based on the market value of the securities.

NAEY appointed a new management team in December 2010 and they are seeking acquisition opportunities for onshore and offshore oil and gas properties. Accordingly, the Company determined that any decline was temporary.

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012.

	2013	2012

Investments accounted for under the equity method	$920,796	$1,066,915
Investments accounted for under the cost method	1,050,000	1,050,000
Total	$1,970,796	$2,116,915

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows:

	September 30,	December 31,
	2013	2012

Balance, beginning of year	$1,066,915	$815,550
Equity in earnings (loss)	(46,184)	(14,803)
Investment fundings (repayments)	(99,935)	409,543
Reclassification of investments	-	(143,375)
Balance, end of period	$920,796	$1,066,915

Equity investments consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$509,147	$555,331
Second Hooters location (49%) - Australia	411,649	511,584
	$920,796	$1,066,915

Equity in losses from equity investments during the three and nine months ended September 30, 2013 and 2012 follows:

	2013		2012
	Three Months Ended June 30	Nine Months Ended September 30	Three Months Ended June 30	Nine Months Ended September 30
Equity in earnings (losses):
Hoot Campbelltown (49%)	(13,131)	(46,184)	33,412	(10,474)
	$(13,131)	$(46,184)	$33,412	$(10,474)

The summarized financial data below includes the Hoot Campbelltown location in Australia, which we owned 49% of at September 30, 2013:

	2013		2012
	Three Months Ended June 30	Nine Months Ended September 30	Three Months Ended June 30	Nine Months Ended September 30
Revenue	$562,954	$1,767,366	$762,634	$2,633,418
Gross profit	396,108	1,306,362	546,410	1,873,558
Recurring expenses	422,905	1,400,615	478,221	1,798,320
Pre-opening costs	-	-	-	96,613
Loss from continuing operations	(26,797)	(94,253)	68,189	(21,375)
Net loss	(26,797)	(94,253)	68,189	(21,375)

The summarized balance sheets for the two locations in Australia of which we owned 49% at September 30, 2013 and December 31, 2012 follows:

	September 30,	December 31,
	2013	2012
ASSETS
Current assets	$189,277	$604,147
Non-current assets	2,583,039	2,909,276
TOTAL ASSETS	$2,772,316	$3,513,423
LIABILITIES
Current liabilities	$912,561	$1,057,911
PARTNER'S EQUITY	1,859,755	2,455,512
TOTAL LIABILITIES AND PARTNERS' EQUITY	$2,772,316	$3,513,423

CHA (Hoot Campbelltown Pty. Ltd and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner owns 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. A second location in Townsville, is underway with plans to open late in the fourth quarter of 2013 or early in the first quarter of 2014.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

A summary of the activity in investments accounted for using the cost method follows.

	September 30,	December 31,
	2013	2012
Investments at cost:
Balance, beginning of year	$1,050,000	$766,598
Impairment	-	(16,598)
New investments	-	300,000
Total	$1,050,000	$1,050,000

Investments at cost consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012

Chanticleer Investors, LLC	$800,000	$800,000
Edison Nation LLC (FKA Bouncing Brain
Productions)	250,000	250,000
	$1,050,000	$1,050,000

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2013 and December 31, 2012:

	2013	2012

Office and computer equipment	$35,076	$35,076
Furniture and fixtures	47,686	47,686
Restaurant furnishings and equipment	5,915,723	2,826,760
	5,998,485	2,909,522
Accumulated depreciation	(951,363)	(593,376)
	$5,047,122	$2,316,146

Depreciation expense for the three months ended September 30, 2013 and 2012:

Restaurants	$122,669	$90,313
Other	1,085	2,444
Total	$123,754	$92,757

Depreciation expense for the nine months ended September 30, 2013 and 2012:

Restaurants	$352,963	$244,722
Other	4,360	6,969
Total	$357,323	$251,691

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our ten locations opened as of September 30, 2013. Restaurant furnishings and equipment includes capital lease assets from four of our South African restaurants of $195,355 with a net book value of $106,727 and $96,230 at September 30, 2013 and December 31, 2012, respectively. Depreciation expense for capital lease assets was $15,763 and $9,001 for the three months ended September 30, 2013 and 2012, respectively and $43,445 and $25,839 for the nine months ended September 30, 2013 and 2012, respectively.

7.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill for our acquisition of ARB arose from the excess paid over the fair value of the net assets acquired of $1,653,016 (see acquisition Note 3 for further details). Goodwill for our South African operations arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants effective October 1, 2011 and amounts to $396,487. An evaluation of our South African goodwill was completed effective December 31, 2012 at which time the Company determined that no impairment was necessary.

FRANCHISE COST

Franchise cost for the Company’s Hooters restaurants consists of the following at September 30, 2013 and December 31, 2012. The Company is amortizing these costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA.

TRADE NAME/TRADEMARK

Trade name/trademark for our acquisition of ARB of $1,784,443 was recorded based on valuation of future cash flows (see acquisition Note 3 for further details). The Company will amortize these costs over an estimated 10-year useful life starting on October 1, 2013.

	2013	2012

Franchise cost:
South Africa	$433,888	$358,888
Brazil *	135,000	135,000
Hungary	104,684	104,684
	673,572	598,572
Accumulated amortization	(54,653)	(38,740)
Intangible assets, net	$618,919	$559,832

Three months ended September 30, 2013 and 2012:

Amortization expense	$5,372	$5,116

Nine months ended September 30, 2013 and 2012:

Amortization expense	$15,903	$13,377

Amortization for franchise costs are as follows:

September 30,	Amount
2013	$23,179
2014	23,179
2015	23,179
2016	23,179
2017	23,179
Thereafter	293,024
Totals	$408,919

* The Brazil franchise cost and $75,000 of the fifth South Africa franchise cost are not being amortized until the opening of the restaurants.

8.	LINE OF CREDIT AND NOTES PAYABLE

Line of credit and notes payable are summarized as follows.

	September 30,	December 31,
	2013	2012

Line of credit to a bank, expires April 10, 2014, interest rate of Wall St. Journal Prime (currently 3.25%) plus 1%, floor rate of 5%.	$342,000	$-

Note payable to a bank, matures August 5, 2014, interest rate of Wall St. Journal Prime (currently 3.25%) plus 1%.	52,463	$-

Note payable to a bank due in monthly installments of $1,739 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company's assets and guaranteed by Mr. Pruitt	231,496	236,110

Total	$625,959	$236,110

On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an additional $500,000 revolving credit facility with a one (1) year term from the Closing Date. This increases the Company’s obligation to Paragon to a total of approximately $730,000, which includes a prior note payable’s current outstanding balance of approximately $230,000. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility expires on April 10, 2014.

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

ARB entered into a term note with TD Bank in 2008 for $300,000, which has a maturity date of August 4, 2014 The interest rate is 1.75% above the Wall Street Journal prime rate (3.25%), and the monthly principal and interest payments is $4,836, subject to adjustment by TD Bank, except for the last payment which shall be the unpaid balance at maturity The term note is personally guaranteed by two former shareholders of ARB and TD Bank has a first lien on all assets.

9.	restricted cash

During June, 2013, certain investors advanced the Company $2,750,000 (and an additional $250,000 was received during July 2013). The Company finalized documentation with the investors on August 2, 2013. These funds are restricted (and are presented in the condensed consolidated balance sheets as restricted cash in our current assets) and are to be used on the Hooters Nottingham purchase. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The Company executed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013.

10.	OTHER LIABILITIES

Other liabilities, which consist of bank overdraft and term facilities at September 30, 2013 and December 31, 2012 are associated with the South African Operations and consist of the following:

	September 30,	December 31,
	2013	2012

Bank overdraft facilities (1)	$62,520	$254,251

Term facility (2)	-	112,950

Term facility (3)	143,580	180,445
	206,100	547,646
Other liabilities	100,647	186,060
Other current liabilities	$105,453	$361,586

During April 2013, the above overdraft facilities and term facilities were renegotiated.

(1)	Bank overdraft facilities have a total maximum facility of approximately $180,000. The interest rate as of September 30, 2013 is 3%. The facilities are reviewed annually and are payable on demand. Concurrently with the January 31, 2013 mentioned in (2) below, the Company was released from a facility totaling $56,529, and a $56,529 gain on settlement of debt was recognized in the first quarter of 2013.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders. After ongoing negotiations between the bank and the Company, on January 31, 2013, $98,579 was paid in full satisfaction of the facility, resulting in a gain on settlement of debt of $14,371 which was recognized in the first quarter of 2013.
(3)	The monthly payments of principal and interests of the term facility total approximately $5,000 and have been made for the period from October 1, 2011 through September 2013. The interest rate at September 30, 2013 is 9.5%. The maturity date on the term facility is June 14, 2016.

11.	capital leaseS payable

Capital leases payable at September 30, 2013 and December 31, 2012 is associated with the South African Operations and consists of the following.

	2013	2012

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$30,431	$38,548

Capital lease payable, due in 32 monthly insallments of $800 including interest at 10%, through November 2014	10,847	17,183

Capital lease payable, due in 34 monthly installments of $1,560, including interest at 11.5%, through July 2016	51,408	-

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	-	7,389

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	17,532	25,363
Total capital leases payable	110,218	88,483
Current maturities	47,186	27,965
Capital leases payable, less current maturities	$63,032	$60,518

The capital leases cover point of sale and other equipment for four of the South African restaurants. Annual requirements for capital lease obligations are as follows:

September 30,	Amount
2014	$54,608
2015	40,051
2016	24,509
Total minimum lease payments	119,168
Less: amount representing interest	(8,950)
Present Value of Net Minimum Lease Payments	$110,218

12.	cONVERTIBLE NOTEs PAYABLE

On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The funding from the private offering is being used exclusively for the acquisition of the Nottingham, England Hooters restaurant location. The funding from the private offering is being used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (acquisition detailed below). The Notes have the following principal terms:

•	the principal amount of the Note shall be repaid within thirty six (36) months of the issuance date at a non-compounded six percent (6%) interest rate per annum;
•	the Note holders shall receive ten percent (10%), pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly for the life of the location, and ten percent (10%) of the net proceeds should the location be sold;
•	the consortium of investors received a total of three hundred thousand (300,000) three (3) year warrants, exercisable at three dollars ($3.00) per share;
•	the Note holder may convert his or her Note into shares of the Company’s common stock (at ninety percent (90%) of the average closing price ten (10) days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering). The conversion price is subject to a floor of one dollar ($1 USD) per share;
•	the Note holder has the right to redeem the Note for a period of sixty (60) days following the eighteen (18) month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen (18) months after the issuance of the Note. In connection with the issuance of the Note, the Company also issued warrants for the purchase of 300,000 shares of the Company's common stock at an exercise price of $3.00 per share through August 2, 2016.

The Company executed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013.

The fair value of the embedded conversion feature and the warrants, $2,265,600 and $884,600, respectively, aggregated $3,150,200. Consequently, upon issuance of the Note, a debt discount of $3,000,000 was recorded and the difference of $150,200, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model during the three months ended September 31, 2013 were as follows:

Risk-free interest rate	0.006%
Expected life of warrants	3 years
Expected volatility of underlying stock	109.55%

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for the Company’s stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

13.	Stockholders’ Equity

The Company has 20,000,000 shares of its $0.0001 par value common stock authorized at both September 30, 2013 and December 31, 2012, and has 4,467,896 shares issued and outstanding at September 30, 2013 and 3,698,896 shares issued and outstanding at December 31, 2012. There are no options outstanding.

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred in to all periods presented.

2013 Transactions

On April 22, 2013, the Company issued 4,000 shares of the Company’s common stock in exchange for investor relations services to be performed over a 12 month period, valued at $7,720. On July 31, 2013, the Company terminated the service agreement, the Company will expense a total of $3,217 for the five month period of the agreement ($2,576 has been expensed through September 30, 2013).

On June 18, 2013, the Company issued two warrants to purchase common stock as a retainer for services provided for a six month agreement. The first warrant was in the amount of 100,000 shares, with an exercise price of $3.25 per share. The second warrant was in the amount of 100,000 shares and will have an exercise price of $5.25 per share.  The warrants have a maturity of five years. The warrants were valued using Black-Scholes at $298,678. This amount will be amortized to consulting expense over the six month term of the agreement.  The amortized expense of the warrants for the three and nine months ended September 30, 2013 is $49,780 and $149,340, respectively.

In September 2013, the Company issued 25,000 shares of common stock valued at $117,000 for services for a five month agreement. The Company has expensed $23,400, representing one month in the third quarter and will expense the remainder over the next four months.

On September 30, 2013, the Company closed the purchase of ARB and issued 740,000 units which consisted of one share of common stock and one common stock warrant valued at $3,611,126 and $1,710,077, respectively.

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

During August 2012, treasury stock shares of 256,615 were cancelled and returned to the Company.

14.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012

Hoot SA I, LLC	$12,191	$12,191
Chanticleer Investors, LLC	-	1,542
	$12,191	$13,733

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at September 30, 2013 and December 31, 2012 is as follows:

	2013	2012

Chanticleer Dividend Fund, Inc.	$69,281	$74,281
Chanticleer Investors, LLC	1,207	-
Hoot SA II, III, IV LLC	45,817	43,618
	$116,305	$117,899

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). There was no management income from Investors LLC in the three and nine months ended September 30, 2013 or 2012.

Chanticleer Investors II LLC

The Company managed Investors II and earned management income in the three and nine months ended September 30, 2013 of zero and $61,793, respectively and $31,880 and $38,578 in the three and nine months ended September 30, 2012, respectively. The Company discontinued management of Investors II during the second quarter of 2013.

Chanticleer Dividend Fund, Inc. ("CDF")

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland. CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011. The Company plans to have a role in management of CDF when its registration statement becomes effective. CDF continues to look for opportunities to use the entity, including for growth capital in the restaurant industry.

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

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 0.4%, 0.3%, and 0.58%, respectively, of the net profits after taxation (“SA Profits”) of each of the locations after payout. As of September 30, 2013, Avenel Financial Group, Inc. has received an aggregate of $6,441 in SA Profits and $49,816 in return of investment under the same terms as the other limited partners.

15.	SEGMENTS OF BUSINESS

The Company is organized into two segments.

Management and consulting services ("Management")

The Company provides management and consulting services for small companies which are generally seeking to become publicly traded. The Company also provides management and investment services for Investors LLC, Investors II and other unaffiliated companies. On March 22, 2013, Chanticleer Holdings, Inc. announced its intention to exit the fund management business. Chanticleer Advisors, LLC (“Advisors”) resigned as manager of Chanticleer Investors II (“Investors”), effective May 1, 2013. Matthew Miller and Joe Koster, two of the current fund managers, ceased to be employed by Advisors and will manage a new entity, Boyles Asset Management, LLC (“Boyles”), which will continue management of Investors, Mr. Michael Pruitt resigned as one of the portfolio managers. From this arrangement, the Company will have an ongoing economic benefit from this aspect of the business, while eliminating the losses associated with the fund management business. Chanticleer Advisors has failed to produce profits and has produced operating losses since inception. Also based on the exit from the fund management business, on April 26, 2013 the Company’s subsidiary Chanticleer Investment Partners’ status as an investment advisor was terminated.

Operation of restaurants ("Restaurants")

At September 30, 2013, the Company has majority ownership of four restaurants and a management company in South Africa and one restaurant in Hungary which opened in August 2012. In South Africa, the fourth restaurant opened in February 2012 and a fifth restaurant is under construction and expected to open late in the fourth quarter of 2013. Effective September 30, 2013, the Company entered into an agreement and plan of merger with American Roadside Burgers, Inc. (“ARB”), whereby the Company acquired 100% of the outstanding shares of ARB. ARB currently operates five restaurants, 1 in Smithtown, New York, 2 in Charlotte, North Carolina, and 2 in South Carolina. At September 30, 2013, the Company has 49% ownership of two restaurants in Australia, one of which opened in January 2012 and the second is under construction and expected to open late in the fourth quarter of 2013 or early in the first quarter of 2014. The operations in Australia are accounted for using the equity method. The Company has also begun activity in Brazil and signed for the acquisition of the Hooters in Nottingham, England on November 6, 2013 and began operating the restaurant on November 7, 2013.

Financial information regarding the Company's segments is as follows for the three and nine months ended September 30, 2013 and 2012.

Three months ended September 30, 2013

	Management	Restaurants	Total

Revenues	$25,000	$1,581,245	$1,606,245

Interest expense	$377,978	$5,617	$383,595

Depreciation and amortization	$1,085	$128,041	$129,126

Loss from continuing operations	$(1,251,160)	$(199,264)	$(1,450,424)
Loss from discontinued operations			(4,403)
Non-controlling interest			31,355
Net loss			$(1,423,472)

Three months ended September 30, 2012

	Management	Restaurants	Total

Revenues	$25,000	$1,710,632	$1,735,632

Interest expense	$28,097	$11,486	$39,583

Depreciation and amortization	$2,444	$95,439	$97,883

Loss from continuing operations	$(492,334)	$(282,028)	$(774,362)
Loss from discontinued operations			(18,913)
Non-controlling interest			53,509
Net loss			$(739,766)

Nine months ended September 30, 2013

	Management	Restaurants	Total

Revenues	$75,000	$4,864,410	$4,939,410

Interest expense	$410,834	$28,107	$438,941

Depreciation and amortization	$4,360	$368,866	$373,226

Loss from continuing operations	$(2,363,459)	$(569,391)	$(2,932,850)
Loss from discontinued operations			(19,513)
Non-controlling interest			84,114
			$(2,868,249)

Assets	$5,046,476	$9,919,476	$14,965,952
Non-restaurant investments			1,062,062
Total assets			$16,028,014

Liabilities	$3,970,112	$2,852,791	$6,822,903

Expenditures for non-current assets	$-	$215,861	$215,861

Nine months ended September 30, 2012

	Management	Restaurants	Total

Revenues	$75,000	$4,794,250	$4,869,250

Interest expense	$165,602	$267,193	$432,795

Depreciation and amortization	$6,969	$258,099	$265,068

Loss from continuing operations	$(1,410,843)	$(937,165)	$(2,348,008)
Loss from discontinued operations			(124,872)
Non-controlling interest			185,711
Net loss			$(2,287,169)

Assets	$3,250,439	$3,897,704	$7,148,143
Non-restaurant investments			1,104,309
Total assets			$8,252,452

Liabilities	$407,935	$1,429,069	$1,837,004

Expenditures for non-current assets	$1,346	$1,167,845	$1,169,191

16.	COMMITMENTS AND CONTINGENCIES

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

The Company leases the land and buildings for its five restaurants in South Africa (one of which is under construction with planned opening in December 2013), five ARB restaurants and one restaurant in Hungary through its subsidiaries. The South Africa leases are for five year terms, the ARB leases range from 10 to 15 years and the Hungary lease is for a 10 year term and include options to extend the terms. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Rent obligations for our eleven (one in South Africa is under construction with planned opening in December 2013) restaurants are presented below:

Years ended September 30,
2014	$1,078,121
2015	1,085,188
2016	1,057,710
2017	753,539
thereafter	3,998,379
Totals	$7,972,937

Rent expense for the three and nine months ended September 30, 2013 and September 30, 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
Segment:	2013	2012	2013	2012
Restaurants (1)	$158,627	$145,850	$507,653	$499,374
Management (2)	9,730	12,265	27,133	25,315
Totals	$168,357	$158,115	$534,786	$524,689

(1) Included in restaurant operating expenses of the Consolidated Statement of Operations

(2) Included in general and administrative expenses of the Consolidated Statement of Operations

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all others similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (the “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida. The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants. Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper. On October 31, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. On December 12, 2012, Howard filed a Motion to appoint himself Lead Plaintiff and to Approve his selection of The Rosen Law Firm, P.A. as his Counsel. An Order appointing Francis Howard and the Rosen Law Firm as lead Plaintiff and lead Plaintiff’s Counsel was entered on January 4, 2013. On February 19, 2013, Plaintiff filed an Amended Complaint alleging similar claims to those previously asserted. On May 20, 2013, the Plaintiff filed a Notice of Voluntary Dismissal without prejudice of Defendants Dawson James Securities, Inc. and Merriman Capital, Inc. On September 17, 2013, Judge Cohn denied the Defendants’ Motions to Dismiss and ordered that Defendants file Answers to Plaintiff’s Amended Class Action Complaint by October 8, 2013, and that the trial be set for the two-week period commencing May 12, 2014 at 9:00 a.m. The Company and Individual Defendants filed an Answer to Plaintiff’s Amended Class Action Complaint on October 7, 2013. A Scheduling Order was entered on October 8, 2013 after a Scheduling Conference was held, whereby a timeframe was set for Disclosures, Mediation, Joinder of Parties and Amendment of Pleadings, Discovery, and Pre-Trial Motions. The parties have made initial disclosures, and document requests and interrogatories have been served. The Company has and will continue to vigorously defend itself in this matter.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $442,189). The Company has and will continue to vigorously defend itself in this matter.

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission seeking information regarding our South African entities’ previous accounting issues. The Company responded as required by the due date of April 30, 2013 and intends to otherwise comply as required.

The Company has engaged outside South African tax experts in September 2012 to assist with compliance with Value Added Tax (VAT), payroll taxes, and income taxes at all of its South Africa entities. A voluntary disclosure agreement has been submitted and the Company has negotiated with the South African governmental agency (“SARS”) on one of our entities and is awaiting contact from the SARS on the others. As of September 30, 2013, $384,245 has been accrued and is included in accounts payable and accrued expenses in our condensed consolidated balance sheet. On November 4, 2013, the Company settled one of our South African subsidiary’s tax debts for approximately $50,000.

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

17.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

September 30, 2013
Assets:
Available-for-sale securities	$12,062	$10,562	$1,500	$-

Liabilities:
Derivative liability	$2,341,500	$-	$-	$2,341,500

December 31, 2012
Assets:
Available-for-sale securities	$56,949	$55,449	$1,500	$-

At September 30, 2013 and December 31, 2012, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within level 3 of the valuation hierarchy

Certain assets are not carried at fair value on a recurring basis, including investments accounted for under the equity and cost methods. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

See Note 4 for further details of the Company's investments.

The following provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2013.

Balance, January 1, 2013	$-
Change in fair value of derivative liability	75,900
Included in debt discount	2,115,400
Included in interest expense	150,200
Balance, September 30, 2013	$2,341,500

18.	SUBSEQUENT EVENTS

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the Investors an aggregate of 666,667 Units (the “Units”) at a purchase price of $3.75 per Unit (“Unit Price”). Each Unit consists of (a) one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (b) one (1) five (5) year warrant, exercisable after twelve (12) months, to purchase one (1) share of common stock at an initial exercise price of five dollars ($5.00) (the “Warrants”).

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $150,000 and five (5) year warrants convertible into an aggregate of 40,000 shares valued at approximately $312,000 using the Black-Scholes model.

During October 2013, 15,000 common stock shares valued at $62,500 were issued for services.

On November 4, 2013, Chanticleer Holdings, Inc., (the “Company”) entered into a Subscription Agreement with JF Restaurants, LLC (“JFR”), JF Franchising Systems, LLC (“JFFS”) (collectively “Just Fresh”), and the Preferred Members (the “Members” or collectively, the “Sellers”) for the purchase of a fifty one percent (51%) ownership interest in each entity. The total purchase price was $560,000, which included payment of the Sellers’ outstanding debt obligations and reimbursement of several Members for previous debt payments. The final closing is contingent upon the Members’ conversion of all outstanding Member notes and loans into ownership interest, to be held no later than November 20, 2013. With the signing of the Subscription Agreement, Chanticleer paid Sellers’ outstanding debt in the amount of approximately $434,325 towards the purchase consideration. Just Fresh currently operates five restaurants in the Charlotte, North Carolina area that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups (see www.justfresh.com for further details).

On November 7, 2013, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with three accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 160,000 Units (the “Units”) at a purchase price of $5.00 per Unit (“Unit Price”), closing a $800,000 private placement (the “Private Placement”). The aggregate purchase price we received from the sale of the Units was $800,000. Each Unit consists of (a) one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (b) one (1) five (5) year warrant to purchase one (1) share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of five dollars and fifty cents ($5.50), while the remaining half (80,000) of the warrants are available at an initial exercise price of seven dollars ($7.00) (the “Warrants”).

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $32,000 and five (5) year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of common stock.

On November 6, 2013 the Company executed final documents for the purchase of its previously announced acquisition of the Hooters Nottingham location in England for $3,150,000 and began operating it on November 7, 2013.

On October 28, 2013, the Company entered into an employment agreement with an initial term of two years and a renewal of one year if both parties do not give notice. The agreement includes an annual salary commensurate with a veteran restaurant executive and includes 44,000 warrants to purchase our Company stock at $5.00 per share. The warrants are exercisable after 12 months for a term of five years and have been valued by the Company at approximately $179,000 using the Black-Scholes model.

19.	RESIGNATION OF SOUTH AFRICAN CHIEF FINANCIAL OFFICER

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

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered during this time period approximately $128,000, net of repayments of approximately $59,000, leaving a balance of approximately $69,000 through September 30, 2013, of cash that was misappropriated by the SA CFO. Then net receivable of approximately $69,000 is presented as “other receivable” on the Company’s combined balance sheets. As of September 30, 2013, approximately $59,000 has been recovered by the Company and payment plans are in place for the remainder.

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

Effective September 30, 2013, the Company entered into an agreement and plan of merger with American Roadside Burgers, Inc. (“ARB”), whereby the Company acquired 100% of the outstanding shares of ARB. ARB is a tribute to roadside hamburger sites of the past, ARB offers a “Made in America” menu that includes premium beef burgers, sandwiches, salads, side items, milk shakes, and beer and wine. A core characteristic of the Company’s operations is its “flex casual” concept, which incorporates a relaxing atmosphere and a strong focus on customer service (see www.americanroadside.com for further details). ARB currently operates five restaurants, 1 in Smithtown, New York, 2 in Charlotte, North Carolina, and 2 in South Carolina.

Accordingly, we operate in two business segments; Hooters franchise and other restaurants and our legacy investment management which we exited from on May 1 of this year and consulting services businesses.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

At September 30, 2013, the Company had current assets of $4,331,732, current liabilities of $5,287,559, and a working capital deficit of $955,827. The Company incurred a loss of $2,868,249 during the nine months ended September 30, 2013 and had an unrealized loss from available-for-sale securities of $44,887 and foreign currency translation gain of $70,756, resulting in a comprehensive loss of $2,842,380. The Company has historically met its liquidity requirements through the sale of equity and debt securities, operations and its revolving credit facility.

The Company's corporate general and administrative expenses averaged approximately $675,000 per quarter in the first six months of 2013, $944,000 in the third quarter of 2013, and averaged approximately $560,000 per quarter during 2012. The Company expects costs to increase as we expand our footprint internationally in 2013. In March 2013, the Company closed its investment management business, which we believe will save us approximately $50,000 per quarter starting fully in the third quarter of 2013. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. The Company also earns 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney.

In addition, the Company has a note with a balance at September 30, 2013 of $231,496 owed to its bank which was due on August 10, 2013 and as of November 4, 2013 has been extended to October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which is due in April 2014. As of September 30, 2013, the balance on the line of credit is $342,000. The Company also has $3,000,000 of convertible and corresponding restricted cash as of September 30, 2013, which is reserved for our purchase of the Hooters Nottingham (United Kingdom) purchase. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. The Consortium of investors received 3 year warrants to purchased 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt was recorded as a derivative liability. The Company executed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. The Company’s South African subsidiaries have bank overdraft and term facilities of $210,814 and ARB has a bank note payable of $52,463. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters restaurants.

On September 30, 2013, the Company acquired American Roadside Burgers, Inc. (“ARB”) and entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. The merger agreement provides that Chanticleer Roadside Burgers International, LLC (a single-member LLC, of which the Company is the sole member) shall merge with and into ARB, with ARB continuing as the surviving entity and subsidiary of the Company.

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the Investors an aggregate of 666,667 Units (the “Units”) at a purchase price of $3.75 per Unit (“Unit Price”). Each Unit consists of (a) one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (b) one (1) five (5) year warrant, exercisable after twelve (12) months, to purchase one (1) share of common stock at an initial exercise price of five dollars ($5.00) (the “Warrants”).

On November 4, 2013, Chanticleer Holdings, Inc., (the “Company”) entered into a Subscription Agreement with JF Restaurants, LLC (“JFR”), JF Franchising Systems, LLC (“JFFS”) (collectively “Just Fresh”), and the Preferred Members (the “Members” or collectively, the “Sellers”) for the purchase of a fifty one percent (51%) ownership interest in each entity. The total purchase price was $560,000, which included payment of the Sellers’ outstanding debt obligations and reimbursement of several Members for previous debt payments. The final closing is contingent upon the Members’ conversion of all outstanding Member notes and loans into ownership interest, to be held no later than November 20, 2013. With the signing of the Subscription Agreement, Chanticleer paid Sellers’ outstanding debt in the amount of approximately $434,325 towards the purchase consideration. Just Fresh currently operates five restaurants in the Charlotte, North Carolina area that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups (see www.justfresh.com for further details).

The Company employed a placement agent for the purpose of the above private placement, and has paid to the placement agent commissions in the total amount of $150,000 and five (5) year warrants convertible into an aggregate of 40,000 shares.

On November 7, 2013, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with three accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 160,000 Units (the “Units”) at a purchase price of $5.00 per Unit (“Unit Price”), closing a $800,000 private placement (the “Private Placement”). The aggregate purchase price we received from the sale of the Units was $800,000. Each Unit consists of (a) one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (b) one (1) five (5) year warrant to purchase one (1) share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of five dollars and fifty cents ($5.50), while the remaining half (80,000) of the warrants are available at an initial exercise price of seven dollars ($7.00) (the “Warrants”).

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $32,000 and five (5) year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of common stock.

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

In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s business; the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

There is no assurance that these events will occur or the Company will be able to raise sufficient capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Cash requirements and capital expenditures:

In 2013, we expect to open or acquire one restaurant in each of the following countries or continents – Australia, Brazil, Europe and South Africa. The Company expects the total cash requirements for these restaurants to be approximately $5.0 million, of which approximately $700,000 has been paid as of September 30, 2013.

In addition, we expect general and administrative expenses to be approximately $3.5-$4.0 million for the remainder of 2013 and the first nine months of 2014.

Discussion and analysis of known trends and uncertainties:

The World economy has been in a state of flux for some time with the debt problems of a number of countries in Europe, the recent recession in the United States and the continuing financial uncertainty, the significant increase to debt in the United States compounded by continuing to give away more than can reasonably be collected, the slowing economy in China and other factors. It is impossible to forecast what this will mean to our expansion plans in South Africa, Brazil, Australia, Poland and Hungary. We feel that we minimize our risks through investment in different geographical areas.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2013 and 2012

Revenue

Revenue amounted to $1,606,245 for the three months ended September 30, 2013 and $1,735,632 for the three months ended September 30, 2012.

Restaurant sales, net for our four locations in South Africa amounted to $1,302,709 in the three months ended September 30, 2013 and $1,533,767 for the three months ended September 30, 2012. The decline in revenue of approximately 15% is primarily attributable to a decline in the local currency exchange rate from the prior period; in local currency restaurant sales, net, increased 3.6%. Restaurant sales, net for our Budapest location amounted to $278,536 and $176,865 in the three months ended September 30, 2013 and 2012, respectively (thist location opened in late August 2012).

Revenues for the management business for the three months ended September 30, 2013 and September 30, 2012, amounted to $25,000 in each period, respectively.

Restaurant cost of sales

Restaurant cost of sales amounted to $577,299, or 36.5% of restaurant net sales for the three months ended September 30, 2013 and $714,551, or 41.8% of restaurant net sales for the three months ended September 30, 2012. We expect the percentage to remain approximately the same in 2013 as we expand our business internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $920,630, or 58.2% of restaurant net sales for the three months ended September 30, 2013 and $943,618, or 55.2% of restaurant net sales for the three months ended September 30, 2012. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $7,337 and $125,947 for the three months ended September 30, 2013 and 2012, respectively, were incurred for the opening of our next planned South African location and the opening of our location in Budapest, Hungary, respectively.

General and Administrative Expense (“G&A”)

G&A amounted to $943,632 for the three months ended September 30, 2013 and $614,980 for the three months ended September 30, 2012. The more significant components of G&A are summarized as follows:

	2013	2012

Professional fees	$129,514	$71,926
Payroll and benefits	217,403	207,721
Consulting and investor relation fees	380,522	206,636
Travel and entertainment	51,155	29,489
Shareholder services and fees	8,926	6,397
Other G&A	156,112	92,811
	$943,632	$614,980

G&A costs averaged approximately $675,000 per quarter in the first six months of 2013, and $944,000 in the third quarter of 2013, with the costs associated with the activities of the restaurant business continuing to grow. Revenue from the restaurants is expected to exceed this increase in expense.

Professional fees increased $57,588 as a result of the Company expanding it’s operations both domestically and internationally.

Consulting and investor relations fees increased $173,886 from 2013 to 2012 as the Company engaged firms to increase the Company’s recognition in the investment arena. Non-cash fees for services were $117,000 and $16,200 in 2013 and 2012, respectively. Non-cash amortization of warrant expense for services were $186,650 and $25,910 in 2013 and 2012, respectively.

Travel and entertainment increased $21,666 from 2013 to 2012 as Company personnel, primarily the CEO, had traveled extensively in the third quarter of 2013 to increase our company awareness, explore other opportunities, and lockdown financing and partners for the restaurant locales.

Depreciation and amortization

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to $123,754 and $92,757, respectively. The restaurant segment for the three months ended September 30, 2013 and 2012 amounted to $122,669 and 90,313, respectively, and the management business amounted to $1,085 and $2,444, respectively.

Amortization expense for the three months ended September 30, 2013 and 2012 for the restaurant businesses related to franchise fees was $5,372 and $5,126, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the three months ended September 30, 2013 and 2012:

	2013	2012
Other income (expense):
Equity in (losses) earnings of investments	$(13,131)	$33,412
Interest expense	(383,595)	(39,583)
Change in fair value of derivative liability	(75,900)	-
Miscellaneous income	-	1,153
	$(472,626)	$(5,018)

Equity in Earnings (Losses) of Investments

Equity in earnings (losses) of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included earnings (losses) from the Hoot Campbelltown partnership in the three months ended September 30, 2013 and 2012 of ($13,131) and $33,412, respectively.

Interest Expense

Interest expense increased by $344,012 in 2013 from 2012, primarily from the recognition of non-cash interest expense in the amount of $316,867 related to the warrants issued with our convertible debt.

Income (loss) from discontinued operations

Loss from discontinued operations was $4,403 and $18,913 for the three months ended September 30, 2013 and September 30, 2012, respectively. The primary reason for the decrease in loss was the exiting of the management business late in the first quarter of 2013, therefore a minimal amount of expenses related to winding down the operations was incurred during the third quarter of 2013.

Comparison of nine months ended September 30, 2013 and 2012

Revenue

Revenue amounted to $4,939,410 for the nine months ended September 30, 2013 and $4,869,250 for the nine months ended September 30, 2012.

Restaurant sales, net for our four locations in South Africa amounted to $4,165,886 for the nine months ended September 30, 2013 and $4,617,385 for the nine months ended September 30, 2012. The decline in revenue is primarily attributable to a decline in the local currency exchange rate from the prior period, in local currency restaurant sales, net, increased 6.5%. Restaurant sales, net for our Budapest location amounted to $698,524 in the nine months ended September 30, 2013 and $176,865 in the nine months ended September 30, 2012 (this location was opened in late August 2012).

Revenues for the management business for the nine months ended September 30, 2013 and September 30, 2012, amounted to $75,000 in each period, respectively.

Restaurant cost of sales

Restaurant cost of sales amounted to $1,840,535, or 37.8% of restaurant net sales for the nine months ended September 30, 2013 and $2,005,714, or 41.8% of restaurant net sales for the nine months ended September 30, 2012. We expect the percentage to remain approximately the same in 2013 as we expand our business internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $2,833,035, or 58.2% of restaurant net sales for the nine months ended September 30, 2013 and $2,636,240, or 55.0% of restaurant net sales for the nine months ended September 30, 2012. We expect the percentage of operating expenses to restaurant net sales to decline as we open more Hooters locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses amounted to $17,538 for the nine months ended September 30, 2013 for the opening of our next planned Pretoria, South Africa location and amounted to $190,167 for the nine months ended September 30, 2012 for the openings of our locations at the Emperor’s Palace Casino in Johannesburg, South Africa in February 2012 and Budapest, Hungary in August 2012.

General and Administrative Expense (“G&A”)

G&A amounted to $2,294,370 for the nine months ended September 30, 2013 and $1,669,956 for the nine months ended September 30, 2012. The more significant components of G&A are summarized as follows:

	2013	2012

Professional fees	$466,050	$204,831
Payroll and benefits	660,048	570,196
Consulting and investor relation fees	658,808	478,279
Travel and entertainment	109,864	151,796
Shareholder services and fees	43,683	21,038
Other G&A	355,917	243,816
	$2,294,370	$1,669,956

G&A costs averaged approximately $675,000 per quarter in the first six months of 2013, and $944,000 in the third quarter of 2013, with the costs associated with the activities of the restaurant business continuing to grow.

Professional fees increased $261,219 as a result of the Company expanding its operations both domestically and internationally.

Payroll and benefits increased $89,852 from 2013 to 2012 primarily from the addition of restaurant management personnel in Hungary in the third quarter of 2012 and additional corporate staff in our head office.

Consulting and investor relations fees increased $180,529 from 2013 to 2012 as the Company engaged experienced personnel to startup our European subsidiary and Brazil operations and to increase the Company’s recognition in the investment arena. Non-cash fees for services were $124,720 and $25,606 in 2013 and 2012, respectively. Non-cash amortization of warrant expense for services were $272,529 and $120,632 in 2013 and 2012, respectively.

Travel and entertainment decreased $41,932 from 2013 to 2012 as Company personnel, primarily the CEO, had traveled extensively in the first and second quarters of 2012 to increase our company awareness and lockdown financing and partners for the restaurant locales.

Depreciation and amortization

Depreciation expense for the nine months ended September 30, 2013 and 2012 amounted to $357,323 and $251,691, respectively. The restaurant segment for the nine months ended September 30, 2013 and 2012 amounted to $352,963 and $244,722, respectively, and the management business amounted to $4,360 and $6,969, respectively.

Amortization expense for the nine months ended September 30, 2013 and 2012 for the restaurant businesses related to franchise fees was $15,913 and $13,377, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at September 30, 2013 and 2012:

	2013	2012
Other income (expense):
Equity in losses of investments	$(46,184)	$(10,474)
Gain on extinguishment of debt	70,900	-
Interest expense	(438,941)	(432,795)
Change in fair value of derivative liability	(75,900)	-
Miscellaneous income	3,785	1,153
	$(486,340)	$(442,116)

Equity in Losses of Investments

Equity in losses of investments includes our share of losses from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the nine months ended September 30, 2013 and 2012 of $46,184 and $10,474, respectively.

Gain on extinguishment of debt

Gain on extinguishment of debt of $70,900 was recorded upon settlement of certain debts related to our South African subsidiary.

Interest Expense

Interest expense increased by $6,146 in 2013 from 2012, due to the payoff of primarily all our prior debt with the completion of our secondary raise in June 2012 offset by an increase in non-cash interest in the amount of $316,867 related to the warrants issued with our 2013 convertible debt.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased by $75,900 in 2013 from 2012, related to the warrants issued with our convertible debt. The liability is a non-cash expense and will be adjusted quarterly based on the Company’s stock price.

Loss from discontinued operations

Loss from discontinued operations was $19,513 and $124,872 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The primary reasons for the decrease in loss was management fee income earned of $61,793 for the nine months ended was September 30, 2013 compared to $38,578 for the nine months ended September 30, 2012, and the exiting of the management business late in the first quarter of 2013, therefore a minimal amount of expenses related to winding down the operations was incurred during the second and third quarters of 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Our management has determined that, as of September 30, 2013, the Company's disclosure controls and procedures were not effective.

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

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of September 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in our Company’s South African subsidiaries.

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

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350
Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date:	November 14, 2013	By:	/s/ Michael D. Pruitt
Michael D. Pruitt,
Chief Executive Officer

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
Principal Accounting Officer

