Form 10-K
period 2013-12-31
Chanticleer Holdings, Inc.
filed 2014-03-31
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates was $8,955,981 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 6,287,365 shares of common stock issued and outstanding as of March 15, 2014.

Chanticleer Holdings, Inc.

Form 10-K Index

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	Operating losses continuing for the foreseeable future; we may never be profitable;

•	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

•	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

•	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

•	Our rights to operate and franchise Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

•	Our business depends on our relationship with Hooters;

•	We do not have full operational control over the businesses of our franchise partners;

•	Failure by Hooters to protect its intellectual property rights, including its brand image;

•	Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

•	Increases in costs, including food, labor and energy prices;

•	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

•	Constraints could effect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

•	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

•	Our food service business and the restaurant industry are subject to extensive government regulation;

•	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

•	Inherent risk in foreign operation;

•	We may not attain our target development goals and aggressive development could cannibalize existing sales;

•	Current conditions in the global financial markets and the distressed economy;

•	A decline in market share or failure to achieve growth;

•	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

•	Adverse effects on our operations resulting from the current class action litigation in which the Company is one of several defendants;

•	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

•	Adverse effects on our operations resulting from certain geo-political or other events.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this Annual Report, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements are based on information available to the Company as of the date hereof, and, except to the extent required by federal securities laws, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Effective May 11, 2012, the Company effected a reverse split of its common stock, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references in this Annual Report on Form 10-K have been adjusted as if the split occurred prior to all periods presented.

Item 1:	Business

GENERAL DEVELOPMENT OF BUSINESS

The focus of Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is operating Hooters franchises internationally and several restaurant and bar concepts domestically. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. The Company previously had limited operations and was considered a development stage company until July 2005. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of the Company and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut"), Chanticleer and Shaw Food (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”), Pulse Time Trade (Pty) Ltd. (“PTT”), Crown Restaurants Kft. (“CRK”), American Roadside Burgers, Inc. (“ARB”), West End Wings Ltd. (“WEW”), JF Restaurants, L.L.C (“JFR”), and JF Franchising Systems, L.L.C. (“JFFS) (collectively referred to as “the Company,” “we,” “us,” or “the Companies”). On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., and Hooters Emperors Palace (Pty.) Ltd., respectively. On August 30, 2013 and January 8, 2014, the names of KPL and C&S were changed to Hooters SA (Pty) Ltd. and Chanticleer South Africa (Pty) Ltd., respectively. All significant inter-company balances and transactions have been eliminated in consolidation.

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada limited liability company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II").The Company announced its intention to exit the Investors II business on March 22, 2013,and effectuated such exit during the second quarter of fiscal 2013.

•	Ventures was formed as a wholly owned Nevada limited liability company on December 24, 2008 to provide business management and consulting services to its clients.

•	CHL was formed as a wholly owned limited liability company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa.

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia.

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company registered CIP as a registered investment advisor with the state of North Carolina so that it can market openly to the public (the Company exited this business during the second quarter of 2013).

•	DineOut was formed as a private limited liability company in England and Wales on October 29, 2009 to raise capital in Europe for Hooters South African stores. The Company owns approximately 89% of DineOut at December 31, 2013.

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 90% and local management owns 10% at December 31, 2013.

•	C&S was formed in 2009 in South Africa, is owned 100% by the Company at December 31, 2013 and 2012, and holds the Hooters of America (“HOA”) franchise rights in South Africa.

•	DFLO was formed on August 16, 2011 in South Africa, is owned 82% by the Company and 18% by outside investors at December 31, 2013 and owns the Hooters restaurant in Durban, South Africa.

•	TPL was formed on August 18, 2011 in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2013 and owns the Hooters restaurant in Johannesburg, South Africa.

•	PTT was formed on October 23, 2013 in South Africa, is owned 100% by the Company at December 31, 2013 and owns the Hooters restaurant in Pretoria, South Africa.

•	CPL was formed on August 29, 2011 in South Africa, is owned 90% by the Company and 10% by outside investors at December 31, 2013 and owns the Hooters restaurant in Cape Town, South Africa.

•	DLOG was formed on August 27, 2011 in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2013 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa.

•	CRK was formed on October 12, 2011 in Hungary, is owned 80% by the Company and 20% by a local investor at December 31, 2013. CRK’s business purpose is owning and operating restaurants in Hungary (including the Budapest, Hungary location which opened in August 2012) and Poland (the Company has not opened a restaurant to date in Poland).

•	ARB, a Delaware corporation, was acquired on September 20, 2013 through a reverse merger between ARB and Chanticleer Roadside Burgers International, L.L.C., a single member limited liability company with Chanticleer as its sole member. It is owned 100% by Chanticleer at December 31, 2013 and owns the American Roadside Burger restaurant franchise.

•	WEW, a United Kingdom entity, was acquired on November 6, 2013. It is 100% owned by the Company at December 31, 2013 and owns the Hooters restaurant in Nottingham, England.

•	JFR and JFFS, both North Carolina limited liability companies, were acquired on December 10, 2013. These entities are 56% owned by the Company and 44% owned by various investors and owns the Just Fresh restaurant franchise.

Information regarding the Company’s unconsolidated affiliates is as follows:

•	Investors LLC is a limited liability company formed in 2006 through which the Company raised $5,000,000 and began its relationship with Hooters of America, Inc. (“HOA”). Initially structured as a loan transaction, the loan was repaid in early 2011 and $3,550,000 was invested in HOA Holdings, LLC (“HOA LLC”). HOA LLC completed the acquisition of HOA and Texas Wings, Inc. (“TW”) in early 2011 and created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. Investors LLC owns approximately 3.1% of HOA LLC and the Company owns approximately 22% of Investors LLC as of December 31, 2013.

•	Chanticleer Dividend Fund, Inc. (“CDF”) was formed on November 10, 2010 in Maryland. CDF filed a registration statement in January 2011 under Form N-2 with plans to register as a non-diversified, closed-end investment company. Advisors will have a role in management of CDF when its registration statement becomes effective. CDF is actively seeking business opportunities, including for growth capital in the restaurant industry.

•	Chanticleer Foundation, Inc. (“CF”) is a non-profit organization formed for charitable purposes. CF is controlled by its board, which consists of Mr. Pruitt, a director of the Company and an employee of the Company.

While our current business focus is operating Hooters franchises internationally, along with several restaurant and bar concepts domestically, we have previously operated in two business segments – Hooters franchise restaurants and investment management and consulting services businesses. However, we announced our intention to exit investment management and consulting services businesses in the first quarter of fiscal 2013 and effectuated such exit during the second quarter of fiscal 2013.

Restaurant Brands

Hooters

Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls. The menu consists of spicy chicken wings, seafood, sandwiches and salads. The menu of each location can vary with the local tastes. Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 450 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets.

Chanticleer currently owns, in whole or part, the exclusive franchise rights to develop and operate Hooters restaurants in South Africa, Hungary, Poland, Brazil, and the United Kingdom and has joint ventured with the current Hooters franchisee in Australia, while evaluating several additional international opportunities. The Company currently owns and operates in whole or part of eight Hooters restaurants in its international franchise territories: Pretoria, Durban, Johannesburg (two restaurants), and Cape Town; Campbelltown in Australia; Budapest in Hungary; and Nottingham in the United Kingdom. As of January 31, 2014, we also own two Hooters restaurants in Tacoma, Washington and Portland, Oregon.

We expect to either own 100% of the Hooters franchise or partner with a local franchisee in the countries we target. We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various international markets. We are focused on expanding our Hooters operations in the following areas: United Kingdom, South Africa, Brazil, Hungary, Poland and Australia. We also may expand in the United States if the opportunity presents itself.

American Roadside Burgers

In September 2013, we acquired all of the outstanding shares of American Roadside Burgers, Inc. (“ARB”). ARB focuses on American food menu offerings, which include its signature burgers, turkey and veggie burgers, chicken sandwiches, wings, a variety of salads, and homemade milkshakes. ARB is a fast casual concept, with a warm and relaxing atmosphere and a strong focus on customer service. Each restaurant features a nostalgic “Made in America” feel with sustainable features throughout, including reclaimed barn siding on the walls and floors and chairs made from recycled materials. The first ARB location opened in 2006 in Smithtown, New York, and it has expanded to two locations in Charlotte, North Carolina, one location in Columbia, South Carolina and one location in Greenville, South Carolina.

Just Fresh

In November 2013, we acquired a majority (51%) interest in each of JF Restaurants, LLC, and JF Franchising Systems, LLC, owners of Just Fresh, a Charlotte, North Carolina - based casual dining concept. Just Fresh opened its first café in 1993 and has expanded to five restaurants in the Charlotte, North Carolina area. The menu consists of fresh, health-conscious items such as salads, wraps, sandwiches, soups, freshly baked items, and smoothies. In December 2013, we acquired an additional five percent (5%) interest in each of JF Restaurants, LLC and JF Franchising Systems, LLC.

We expect to either own 100% of the restaurant or franchise location, or partner with a local individual in the countries or regions we target.   We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned with appropriate partners and operators in various domestic and international markets. We are focused on expanding our Hooters, ARB, and Just Fresh operations, and expect to invest in the United States, South Africa, Brazil, Hungary, Australia and Europe.

South Africa

We currently own and operate five Hooters locations in South Africa: Cape Town, Durban, Pretoria, and Johannesburg (two locations), which are owned by five companies which we control.  In order to obtain investor funds to pay for the initial costs involved in commencing operations for certain of the South Africa locations, we agreed to allocate a portion of the profits from each restaurant such that the investors in Cape Town, Durban, and the first Johannesburg location received 40% of the net profits after taxation (the “SA Profits”) until they have received a return of their investment and a pre-tax annual compounded return on that investment of 20% (the “SA Return”).  Once the investors have received the SA Return, the investors are thereafter entitled to receive 10% of the SA Profits. As of December 31, 2013 there are no cumulative profits and therefore nothing has been accrued.

We formed KPL, a management company to operate the current South African Hooters locations.  At December 31, 2013, we own 90% of the management company, with one member of local management owning the remaining 10%.  The management company currently charges a management fee of 5% of net revenues to the Hooters locations in South Africa.

Eastern Europe

We currently own 80% of CRK, the entity which holds the franchise rights and operates the Hooters restaurant in Budapest, Hungary, and our local partner owns the remaining 20%.  Our local partner, who is an experienced franchise restaurateur, manages the day-to-day operations of the current location and will manage future locations. In addition to Hungary, we are also seeking a site in Poland.

United Kingdom

We currently own 100% of West End Wings, Ltd, the entity that holds the franchise rights and operates the restaurant in Nottingham, England (“Hooters Nottingham”).

United States

We currently own 100% of the American Roadside Burgers restaurant chain, with two locations in Charlotte, North Carolina, one location in Smithtown, New York, one location in Greenville, South Carolina, and one in Columbia, South Carolina.

We also own 56% of the Just Fresh restaurant chain, with five locations, all of which are located in Charlotte, North Carolina.

As of January 31, 2014, we also own two Hooters restaurants in Tacoma, Washington and Portland, Oregon (“Hooters Pacific NW”).

Other Countries or Continents

We are currently targeting the following countries or continents for the opening of additional restaurants:

•	Brazil - we have acquired development rights for Hooters in five states of Brazil, which would include Rio de Janeiro. We will partner with the current local franchisee who owns the Hooters franchise rights in the state of Sao Paolo. We will own 60% of the entity holding the development rights and our local partner would own the remaining 40%.

•	Australia - we have partnered with the current Hooters franchisee in a joint venture in which we own 49% and our partner owns 51%. The first Hooters restaurant under this joint venture (which would be the third Hooters restaurant currently open in Australia) opened in January 2012 in Campbelltown, a suburb of Sydney. We are in discussions to purchase from the same franchisee a partial interest in the first two existing Hooters locations in the Sydney area. We plan on opening our second and third jointly-owned Australian Hooters in the second quarter of 2014 in Surfers Paradise and Townsville. We have no involvement in the day-to-day operations, and have no further obligations to fund additional losses.

Acquisition of Hooters Restaurants

Our trend toward focusing on Hooters began when the Company and our partners completed the acquisition of HOA and TW in 2011.   Investors LLC and its three partners, H.I.G. Capital, KarpReilly, LLC and Kelly Hall, president of TW, the largest Hooters franchisee in the United States at the time, combined to form HOA LLC which created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. The Company now owns approximately 22% of Investors LLC, and Investors LLC owns approximately 3% interest in HOA LLC.

The Company received a payment of $400,000 at closing for its services and expense reimbursement in facilitating the acquisition of HOA and TW.  In addition, for a minimum of four years, ending in January, 2015, the Company will receive annual payments of $100,000 due in January each year while Mr. Pruitt serves on its board.

As of December 31, 2013, the Company has not received any return of capital from our equity interest in HOA LLC.

Acquisition of American Roadside Burgers, Inc.

On September 30, 2013, the Company entered into an Agreement and Plan of Merger with American Roadside Burgers, Inc. (“ARB”), whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 HOTR Units to the current shareholders of ARB on a pro-rata basis, with each Unit consisting of one share of Company common stock and one five-year, $5 warrant, exercisable after twelve months.

Acquisition of West End Wings LTD

On November 6, 2013, the Company finalized the purchase of West End Wings LTD (“WEW”), which is the owner of the Nottingham, England Hooters restaurant location. The purchase price paid by the Company for WEW was $3,150,000.

Acquisition of JF Restaurants, L.L.C. and JF Franchise Systems, L.L.C.

On November 5, 2013, the Company entered into a Subscription Agreement with JF Restaurants, L.L.C. (“JFR”) and JF Franchising Systems, L.L.C. (“JFFS”), for the purchase of a 51%ownership interest in each entity, for a total purchase price of $560,000. The purchase was finalized on December 10, 2013 with the execution of an Assignment, Assumption, Joinder, and Amendment Agreement with both JFR and JFFS. On December 11, 2013, the Company purchased an additional 5% interest in both JFR and JFFS from an original interest holder for the total purchase price of $30,000, increasing the Company’s ownership interest in JFR and JFFS to a total of 56%.

Acquisitions Occurring after December 31, 2013

On January 31, 2014, we completed the acquisition of all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, which owned and operated the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively.

Also on January 31, 2014, we completed the acquisition of Spoon Bar & Kitchen through the purchase of all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage, LLC. Spoon Bar & Kitchen is a fine dining seafood restaurant located in Dallas, Texas.

Competition

The restaurant industry is extremely competitive. We compete with other restaurants on the taste, quality and price of our food offerings. Additionally, we compete with other restaurants on service, ambience, location, and overall customer experience. We believe that the unique atmosphere of our restaurants and the focus on quality and flavor of our food enable us to differentiate ourselves from our competitors. We believe that we compete primarily with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants in general. Many of our competitors are well-established national, regional or local chains and many have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant employees.

Proprietary Rights

We either own or have a license to use the “Hooters” mark and certain other service marks and trademarks used in our Hooters restaurants. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning, and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control. We are subject to various regulations by foreign governments related to the sale of food and alcoholic beverages and to health, sanitation, and fire and safety standards. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.

Corporate Information

Our principal executive offices are located at 11220 Elm Lane, Suite 203, Charlotte, NC  28277.   Our web site is www.chanticleerholdings.com.

EMPLOYEES

At December 31, 2013, we had 433 full-time employees: 335 in South Africa, 23 in Hungary, 24 in the United Kingdom, and 51 in the United States.  Approximately 25 of our South African employees are represented by a labor union.  We have experienced no work stoppage and believe that our employee relationships are good.

Item 1A:	Risk Factors

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business. If the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected and the trading price of our common stock could decline.

Risks Related to Our Company and Industry

We have not been profitable to date and expect our operating losses to continue for the foreseeable future; we may never be profitable.

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2013, we had net revenue of $8,247,487 and incurred a net loss of $5,214,119. Our total accumulated deficit through December 31, 2013, was $14,472,816.

As a result of our brief operating history, revenue is difficult to predict with certainty. Current and projected expense levels are based largely on estimates of future revenue. We expect expenses to increase in the future as we expand our activities. We cannot assure you that we will be profitable in the future. Accordingly, the extent of our future losses and the time required to achieve profitability, if ever, is uncertain. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming a going concern.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2013, were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include adjustments that result from the outcome of this uncertainty.

The recent acquisitions of ARB, Just Fresh, the Hooters NW Pacific restaurants, Hooters Nottingham, and Spoon Bar & Kitchen, as well as other future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Consistent with our growth strategy, we have recently acquired a 100% ownership interest in ARB, 100% of Hooters Nottingham, a 56% ownership interest in entities owning Just Fresh and a 100% ownership interest in entities owning Spoon Bar & Kitchen as part of our expansion into new restaurant and bar concepts domestically. We also recently acquired the Hooters restaurants in Tacoma, Washington and Portland, Oregon. We may seek to selectively acquire additional restaurants and bar concepts as part of this strategy. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any such acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants and bar concepts are integrated into our operations;

•	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

•	problems retaining key personnel;

•	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

•	potential unknown liabilities;

•	difficulties of integration and failure to realize anticipated synergies; and

•	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

Future acquisitions of restaurants and bar concepts or other acquisitions, which may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

There are risks inherent in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way.

We cannot project with certainty the number of territories we will be able to acquire or the number of new restaurants we and our partners will open in accordance with our present plans and within the timeline or the budgets that we currently project. In addition, our franchise agreements with Hooters of America, Inc. (“HOA”) provide that we must exercise our option to open additional restaurants within each of our territories by a certain date set forth in the development schedule and that each such restaurant must be open by such date. If we fail to timely exercise any option or if we fail to open any additional restaurant by the required restaurant opening date, all of our rights to develop the rest of the option territory will expire automatically and without further notice.

Our failure to effectively develop locations in new territories would adversely affect our ability to execute our business plan by, among other things, reducing our revenues and profits and preventing us from realizing our strategy. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those currently operated by us.

The number of openings and the performance of new locations will depend on various factors, including:

•	the availability of suitable sites for new locations and our ability to secure HOA’s approval of a proposed site;

•	our ability to negotiate acceptable lease or purchase terms for new locations, obtain adequate financing, on favorable terms, required to construct, build-out and operate new locations and meet construction schedules, and hire and train and retain qualified restaurant managers and personnel;

•	managing construction and development costs of new restaurants at affordable levels;

•	the establishment of brand awareness in new markets; and

•	the ability of our Company to manage this anticipated expansion.

While the impact varies with the location and the qualifications of our partners, tight credit markets are generally making financing for construction and operation of restaurants more difficult to obtain on favorable terms. Additionally, competition for suitable restaurant sites in target markets is intense. Not all of these factors are within our control or the control of our partners, and there can be no assurance that we will be able to accelerate our growth or that we will be able to manage the anticipated expansion of our operations effectively.

Litigation and unfavorable publicity could negatively affect our results of operations as well as our future business.

We are subject to litigation and other customer complaints concerning our food safety, service, and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true. Substantial, complex or extended litigation could have an adverse effect on our results of operations if we incur substantial defense costs and our management is distracted. Employees may also, from time to time, bring lawsuits against us regarding injury, discrimination, wage and hour, and other employment issues. Additionally, potential disputes could subject us to litigation alleging non-compliance with franchise, development, support service, or other agreements. Additionally, we are subject to the risk of litigation by our stockholders as a result of factors including, but not limited to, performance of our stock price.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, but we cannot provide assurance that this insurance will be adequate in the event we are found liable in a dram shop case.

In recent years there has been an increase in the use of social media platforms and similar devices which allow individuals access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate in its impact. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud, or outdated information. The inappropriate use of social media platforms by our guests, employees, or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation. If we are unable to quickly and effectively respond, we may suffer declines in guest traffic which could materially affect our financial condition and results of operations.

There is intensive competition in our industry, and we will be competing with national, regional chains and independent restaurant operators.

The restaurant industry is intensely competitive. Moreover, the retail food industry in general is highly competitive and includes highly sophisticated national and regional chains. Our sector is highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant. While we strive to differentiate ourselves through the items we offer on our menu and the environment in which they are offered, we will, nonetheless, be required to compete with national and regional chains and with independent operators for market share, access to desirable locations and recruitment of personnel. No assurances can be given that we will have the financial resources, distribution ability, depth of key personnel or marketing expertise to compete successfully in these markets.

In addition, although our franchise agreements grant us certain rights to develop restaurants within the specified territories, HOA has reserved the right to develop, open and operate and to authorize others to develop, open and operate Hooters restaurants outside of our “protected territory.” Our “protected territory” is limited to a radius of 8 kilometers from any restaurant location we open. Therefore, HOA or one of its franchisees could effectively compete against us even in the territories in which we develop our restaurants, which could have a material adverse effect on our business and results of operations.

Our rights to operate and franchise Hooters-branded restaurants are dependent on the Hooters’ franchise agreements.

Our rights to operate and franchise Hooters-branded restaurants, and our ability to conduct our business, derive principally from the rights granted or to be granted to us by Hooters in our franchise agreements. As a result, our ability to continue operating in our current capacity is dependent on the continuation and renewal of our contractual relationship with Hooters.

In the event Hooters does not grant us franchises to acquire additional locations or terminates our existing franchise agreements, we would be unable to operate and/or expand our Hooters-branded restaurants, identify our business with Hooters nor use any of Hooters’ intellectual property. As the Hooters brand and our relationship with Hooters are among our competitive strengths, the failure to grant or the expiration or termination of the franchise agreements would materially and adversely affect our business, results of operations, financial condition and prospects.

Our business depends on our relationship with Hooters and changes in this relationship may adversely affect our business, results of operations and financial condition.

Pursuant to the franchise agreements, Hooters has the ability to exercise substantial influence over the conduct of our business. We must comply with Hooters’ high quality standards. We cannot transfer the equity interests of our subsidiaries without Hooters’ consent, and Hooters has the right to control many of the locations’ daily operations.

Notwithstanding the foregoing, Hooters has no obligation to fund our operations. In addition, Hooters does not guarantee any of our financial obligations, including trade payables or outstanding indebtedness, and has no obligation to do so. If the terms of the franchise agreements excessively restrict our ability to operate our business or if we are unable to satisfy our obligations under the franchise agreements, our business, results of operations and financial condition would be materially and adversely affected.

We do not have full operational control over the businesses of our Hooters or Just Fresh franchise partners.

We are and will be dependent on our partners to maintain Hooters’ and Just Fresh’s quality, service and cleanliness standards, and their failure to do so could materially affect the Hooters or Just Fresh brands and harm our future growth. We do not presently have formal written agreements in place with any of our partners regarding these types of matters. Although we intend to exercise significant control over partners through written agreements in the future, our partners will continue to have some flexibility in the operations, including the ability to set prices for our products in their restaurants, hire employees and select certain service providers. In addition, it is possible that some partners may not operate their restaurants in accordance with our quality, service and cleanliness, health or product standards. Although we intend to take corrective measures if partners fail to maintain Hooters’ or Just Fresh’s high quality, service and cleanliness standards, we may not be able to identify and rectify problems with sufficient speed and, as a result, our image and operating results may be negatively affected.

A failure by Hooters to protect its intellectual property rights, including its brand image, could harm our results of operations.

The profitability of our business depends in part on consumers’ perception of the strength of the Hooters brand. Under the terms of our franchise agreements, we are required to assist Hooters with protecting its intellectual property rights in our jurisdictions. Nevertheless, any failure by Hooters to protect its proprietary rights in the world could harm its brand image, which could affect our competitive position and our results of operations.

Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences.

Our success depends, in part, upon the popularity of our food products. Shifts in consumer preferences away from our restaurants or cuisine could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. A continuing decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Increases in costs, including food, labor and energy prices, will adversely affect our results of operations.

Our profitability is dependent on our ability to anticipate and react to changes in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supplies costs. Various factors beyond our control, including climatic changes and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh meat and produce subject us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. The recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may have an adverse effect on us and may cause franchisees in our industry to delay construction of new restaurants and/or cause potential new franchisees to reconsider entering into franchise agreements. The extent of the impact may depend on our ability to increase our menu prices and the timing thereof.

Our business and the growth of our Company are dependent on the skills and expertise of management and key personnel.

During the upcoming stages of our Company’s anticipated growth, we will be entirely dependent upon the management skills and expertise of our management and key personnel, including Michael Pruitt, our current Chairman and Chief Executive Officer. Mr. Pruitt also sits on HOA’s board of directors. We do not have employment agreements with any of our officers. The loss of services of Mr. Pruitt or other executive officers would dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

•	they have specialized knowledge about our company and operations;

•	they have specialized skills that are important to our operations; or

•	they would be particularly difficult to replace.

In the event that the services of Mr. Pruitt or any key management personnel ceased to be available to us, our growth prospects or future operating results may be adversely impacted.

Our food service business and the restaurant industry are subject to extensive government regulation.

We are subject to extensive and varied country, federal, state and local government regulation, including regulations relating to public health and safety and zoning codes. We operate each of our locations in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if we could not obtain or retain food or other licenses, it would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurant.

We may be subject to significant foreign currency exchange controls in certain countries in which we operate.

Certain foreign economies have experienced shortages in foreign currency reserves and their respective governments have adopted restrictions on the ability to transfer funds out of the country and convert local currencies into U.S. dollars. This may increase our costs and limit our ability to convert local currency into U.S. dollars and transfer funds out of certain countries. Any shortages or restrictions may impede our ability to convert these currencies into U.S. dollars and to transfer funds, including for the payment of dividends or interest or principal on our outstanding debt. In the event that any of our subsidiaries are unable to transfer funds to us due to currency restrictions, we are responsible for any resulting shortfall.

Our foreign operations subject us to risks that could negatively affect our business.

We expect most of our Hooters restaurants will be operated in foreign countries and territories outside of the U.S., and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated. For example, it was discovered that our South African CFO had falsified audit documents and misappropriated funds. Although we have implemented various controls to prevent such misconduct from occurring in the future, this remains an inherent risk in doing business in a foreign country.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the Australian Dollar, the Brazilian Real, the British Pound, the Euro, and the South African Rand could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

We may not attain our target development goals and aggressive development could cannibalize existing sales.

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the United States. The successful development of new units will depend in large part on our ability and the ability of our franchisees/partners to open new restaurants and to operate these restaurants on a profitable basis. We cannot guarantee that we, or our franchisees/partners, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’/partners’, ability to obtain suitable restaurant locations, obtain required permits and approvals in a timely manner and hire and train qualified personnel.

Our franchisees/partners also frequently depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If it becomes more difficult or expensive for our franchisees/partners to obtain financing to develop new restaurants, our planned growth could slow and our future revenue and cash flows could be adversely impacted.

In addition, the new restaurants could impact the sales of our existing restaurants nearby. It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants. However, as with most growing retail and restaurant operations, there can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets over time.

Current conditions in the global financial markets and the distressed economy may materially adversely affect our business, results of operations and ability to raise capital.

Our business and results of operations may be materially affected by conditions in the financial markets and the economy generally. The stress being experienced by global financial markets that began in late 2007 continued and substantially increased during 2008 and into 2009. The volatility and disruption in the financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and severe recession. These events and the continuing market upheavals may have an adverse effect on us, our suppliers and our customers. The demand for our products could be adversely affected in an economic downturn and our revenues may decline under such circumstances.

Furthermore, the fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity, which has affected a broad range of asset classes and sectors. Equity markets have also been experiencing heightened volatility. We may find it difficult, or we may not be able, to access the credit or equity markets, or we may experience higher funding costs as a result of the current adverse market conditions. Continued instability in these markets may limit our ability to access the capital we require to fund and grow our business.

Changes in financial accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Changes in financial accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the new rules are required to be implemented. Many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, franchise acquisitions, litigation, and asset impairment calculations. Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

We could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect our customers’ credit card information or our employees’ personal data.

We rely heavily on information technology to conduct our business, and any material failure, interruption of service, or compromised data security could adversely affect our operations. While we expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. Additionally, if our customers’ credit card or other personal information or our employees’ personal data are compromised our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties.

Adverse weather conditions could affect our sales.

Adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could affect our sales at restaurants in locations that experience these weather conditions, which could materially adversely affect our business, financial condition or results of operations.

Health concerns arising from outbreaks of viruses may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of neurological diseases or other diseases or viruses, such as norovirus, influenza and H1N1. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Common Stock

We are subject to securities class action and other litigation, which may harm our business and results of operations.

We are currently involved in a class action lawsuit brought on behalf of our stockholders, alleging violations of Section 11, Section 12(a)(2) and Section 15 of the Securities Act. The plaintiff seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the court deems just and proper. We hired highly experienced counsel to mitigate damages and assist in a proper resolution. On December 18, 2013, we filed a Joint Status Report Relating to Mediation, which described an agreement in principle to a class-wide settlement of the action. Subject to negotiation, execution of definitive documentation and court approval, the parties have agreed on a total settlement amount of $850,000, of which $837,500 is to be contributed by our insurance carrier and $12,500 is to be contributed by Creason & Associates, P.L.L.C. We have requested a period of sixty days to negotiate, draft and execute the definitive settlement documentation. In addition, we may, in the future, be subject to other litigation, which can be lengthy, expensive, and divert management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in litigation could result in monetary damages or injunctive relief that could seriously harm our business, results of operations, financial condition or cash flows.

Our stock price has experienced price fluctuations and may continue to do so resulting in a substantial loss in your investment.

The current market for our common stock has been characterized by volatile prices with minimal volume. Although we have our common stock listed on The NASDAQ Capital Market, an active trading market for our common stock may never develop or if it develops, it may not be sustained, which could affect your ability to sell our common stock and could depress the market price of the common stock.

In addition, the stock market can be highly volatile. As a result, the market price of our common stock can be similarly volatile, and investors in our common stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock is likely to be highly unpredictable and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:

•	quarterly variations in our operating results and achievement of key business metrics;

•	changes in the global economy and in the local economies in which we operate;

•	our ability to obtain working capital financing, if necessary;

•	the departure of any of our key executive officers and directors;

•	changes in the federal, state, and local laws and regulations to which we are subject;

•	changes in earnings estimates by securities analysts, if any;

•	any differences between reported results and securities analysts’ published or unpublished expectations;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	future sales of our securities;

•	announcements or press releases relating to the casual dining restaurant sector or to our own business or prospects;

•	regulatory, legislative, or other developments affecting us or the restaurant industry generally; and

•	market conditions specific to casual dining restaurant, the restaurant industry and the stock market generally.

We may not be able to maintain the listing of our common stock on The NASDAQ Capital Market, which may limit the ability of purchasers to resell our common stock in the secondary market.

Our common stock is listed on the NASDAQ Capital Market. However, we might not continue to meet the criteria for continued listing of our common stock in the future. On September 9, 2012, NASDAQ placed a trading halt on our company, due to the misconduct of our previous South African CFO and subsequent discovery of his misallocation of funds and production of fraudulent audit documents. After completing a thorough audit and providing all documentation required by NASDAQ, we resumed trading on January 16, 2013. Although we have implemented controls designed to prevent misconduct, we cannot guarantee continued listing of our common stock in the future. A company having securities listed on the NASDAQ Capital Market must make all required filings on a timely basis with the SEC and also meet the qualitative and quantitative continued listing criteria of the NASDAQ Capital Market. In the event we are unable to meet this criteria and become delisted, quotations for trading of our common stock would likely be conducted in the over-the-counter markets. In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations for our common stock, either of which could result in a substantial loss of your investment.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible notes) and warrants in order to raise capital. We have also issued common stock as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, stockholders who have been non-affiliates for the preceding three months may sell shares of our common stock freely after six months subject only to the current public information requirement. Affiliates may sell shares of our common stock after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements. Of the approximately 6,287,365 shares of our common stock outstanding as of March 15, 2014, approximately 4.5 million shares are freely tradable without restriction as of that date. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

While our public warrants are outstanding, it may be more difficult to raise additional equity capital.

We have warrants which are publicly traded on NASDAQ under the symbol “HOTRW.” During the term that the public warrants are outstanding, the holders of the public warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional capital while these public warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional capital on more favorable terms from other sources.

We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

Our board of directors does not intend to pay cash dividends in the foreseeable future, but instead intends to retain any and all earnings to finance the growth of the business. To date, we have not paid any cash dividends and there can be no assurance that cash dividends will ever be paid on our common stock.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the amount of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock, or securities convertible into our common stock could be substantially dilutive to holders of our common stock.

Director and officer liability is limited.

As permitted by Delaware law, our bylaws limit the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of our bylaw provisions and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:	Properties

Effective August 1, 2010, the Company renewed its office lease agreement for a period of one year at a monthly rental of $2,100, for its office located at 11220 Elm Lane, Suite 103, Charlotte, NC 28277. Since August 1, 2011, the lease has continued on a month-to-month basis.

The Company, through its subsidiaries, leases the land and buildings for our five restaurants in South Africa, one restaurant in Nottingham, United Kingdom, thirteen restaurants in the U.S., and one restaurant in Hungary. The South Africa leases are for five-year terms and the Hungary lease is for a ten-year term, and all of these leases include options to extend the terms. The terms for our U.S. restaurants vary from five to ten years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

Item 3:	Legal proceedings

On October 12, 2012, Francis Howard (“Plaintiff”), individually and on behalf of all others similarly situated, filed a lawsuit against the Company, Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (the “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (the “Underwriter Defendants”), and Creason & Associates P.L.L.C., in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all defendants, violations of Section 12(a)(2) of the Securities Act against the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Plaintiff seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper.  On February 19, 2013, Plaintiff filed an amended complaint alleging similar claims to those previously asserted.  On May 20, 2013, Plaintiff filed a notice of voluntary dismissal without prejudice of the Underwriter Defendants. On September 17, 2013, the Court denied the defendants’ motions to dismiss and ordered that defendants file answers to Plaintiff’s amended class action complaint by October 8, 2013, and that the trial be set for the two-week period commencing May 12, 2014.  The Company and Individual Defendants filed an answer to Plaintiff’s amended class action complaint on October 7, 2013.  A scheduling order was entered on October 8, 2013 after a scheduling conference was held. The parties then made initial disclosures, and document requests and interrogatories were served. On December 18, 2013, the parties filed a joint status report relating to mediation, whereby the parties disclosed details of a class-wide settlement of this action. The parties have agreed on a total settlement amount of $850,000, with $837,500 to be paid by the Company’s insurance carrier and $12,500 to be paid by Creason & Associates, P.L.L.C., subject to Court approval. All parties have executed a definitive settlement agreement consistent with terms previously disclosed, which was  filed with the court on March 31, 2014, along with a request seeking preliminary approval of the settlement. The Company will continue to vigorously defend itself in this matter.

As of December 31, 2013, based on the agreed settlement amount and amounts that the Company’s insurance carrier and Creason & Associates P.L.L.C. have committed to pay, no amounts have been accrued for by the Company for this matter.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred toTundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. We still await Madam Justice Steyri’s judgement on the matter, no indication of timing of decision or further process has been given. The Company intends to vigorously defend itself in this matter.

Given that the outcome of litigation is inherently uncertain and the early stage of this action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of December 31, 2013, no amounts have been accrued for related to this matter.

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission, requesting various corporate documents relating to operations.  The Company has fully cooperated with the Securities and Exchange Commission in relation to this subpoena and intends to continue to cooperate fully.

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

The market high and low prices on the OTCBB for the period ending June 20, 2012 and NASDAQ from June 21, 2012 forward are as follows:

PERIOD Ended	High	Low

Through March 28, 2014	$5.33	$3.34

QUARTER Ended

*March 31, 2013	$3.64	$1.40
June 30, 2013	3.48	1.60
September 30, 2013	5.17	2.73
December 31, 2013	5.84	4.10

March 31, 2012	$7.40	$4.40
June 30, 2012	8.00	4.00
*September 30, 2012	2.92	4.36
*December 31, 2012	3.64	3.64

*NASDAQ trading halted from September 11, 2012 through January 15, 2013

Number of Shareholders and Total Outstanding Shares

As of March 15, 2014 and December 31, 2013, there were 6,287,365 and 5,387,897 shares issued and outstanding, respectively, held by approximately 280 shareholders of record. Effective May 11, 2012, the Company effected a reverse split of its common stock, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred prior to all periods presented.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of 2013 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter, and stock transactions in the fourth quarter of 2013 as follows:

On October 7, 2013, the Company sold 426,667 Company units, at a purchase price of $3.75 per unit, to eleven investors for a total of $1,600,000. Each unit consisted of one share of the Company’s Common Stock and one five-year Company warrant with an exercise price of $5.00, exercisable after twelve months. On October 17, 2013, the Company sold an additional 240,000 of these Company units, at a purchase price of $3.75 per unit, to eleven investors for an additional $900,000. For this combined $2,500,000 private placement of 666,667 Company units, the Company employed Dragonfly Capital of Charlotte, North Carolina as placement agent for these private placements. Dragonfly Capital received commissions totaling $150,000 and also received five-year Company warrants convertible into an aggregate of 40,000 shares.

On November 7, 2013, the Company sold 160,000 Company units, at a purchase price of $5.00 per unit, to three accredited investors for a total of $800,000. Each unit consisted of one share of the Company’s Common Stock and one five-year Company warrant to purchase one share of the Company’s Common Stock, exercisable after twelve months. One half (80,000) of the warrants had an exercise price of $5.50, and the remaining half (80,000) of the warrants had an exercise price of $7.00. The Company employed Palladium Capital Partners of New York as placement agent for this private placement. Palladium Capital Partners received commissions totalling $32,000 and also received five-year Company warrants, subject to the same terms as those issued in the transaction, convertible into an aggregate of 6,400 shares of Common Stock.

On December 2, 2013, the Company entered into a binding letter of intent to acquire all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage in exchange for the Company’s issuance of 195,000 Company units. Each Company unit consists of one share of the Company’s Common Stock and one five-year Company warrant to purchase one share of the Company’s Common Stock. One half (97,500) of the warrants have an exercise price of $5.50, and the remaining half (97,500) of the warrants have an exercise price of $7.00. This transaction was completed on January 31, 2014.

During the fourth quarter of 2013, 93,334 common stock shares valued at $445,270 were issued in exchange for investor relations and consulting services.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6:	Selected Financial Data

Not applicable.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	Operating losses continuing for the foreseeable future; we may never be profitable;

•	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

•	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

•	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

•	Our rights to operate and franchise Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

•	Our business depends on our relationship with Hooters;

•	We do not have full operational control over the businesses of our franchise partners;

•	Failure by Hooters to protect its intellectual property rights, including its brand image;

•	Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

•	Increases in costs, including food, labor and energy prices;

•	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

•	Constraints could effect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

•	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

•	Our food service business and the restaurant industry are subject to extensive government regulation;

•	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

•	Inherent risk in foreign operation;

•	We may not attain our target development goals and aggressive development could cannibalize existing sales;

•	Current conditions in the global financial markets and the distressed economy;

•	A decline in market share or failure to achieve growth;

•	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

•	Adverse effects on our operations resulting from the current class action litigation in which the Company is one of several defendants;

•	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

•	Adverse effects on our operations resulting from certain geo-political or other events.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this Annual Report, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements are based on information available to the Company as of the date hereof, and, except to the extent required by federal securities laws, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Management’s Analysis of Business

Our business focus is operating Hooters franchises internationally and several restaurant and bar concepts domestically. We previously have operated in two business segments – Hooters franchise restaurants and investment management and consulting services businesses. However, we announced our intention to exit investment management and consulting services businesses in the first quarter of fiscal 2013 and effectuated such exit during the second quarter of fiscal 2013. We own and operate Hooters franchises internationally and various fast casual restaurant brands domestically, including the American Roadside Burgers chain and a majority interest in the Just Fresh restaurant chain.  Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls.  The menu consists of spicy chicken wings, seafood, sandwiches and salads.  The menu of each location can vary with the local tastes.  Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 430 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets. American Roadside Burgers (“ARB”) is a 10-year-old fast casual dining chain, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. Each restaurant features a nostalgic "made in America" theme. The first American Roadside Burgers location opened in 2006 in Smithtown, N.Y. and has since expanded to 2 locations in Charlotte, N.C., 1 location in Columbia, S.C. and the newest location is in Greenville, S.C. The Just Fresh (“Just Fresh”) restaurant chain first opened in 1994 and currently operates 5 company owned locations throughout North Carolina that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups. The founders of Just Fresh modeled their concept around the idea that a fresher, more nutritional diet can have positive effects on physical health and overall wellness.

We expect to either own 100% of the restaurant or franchise location, or partner with a local individual in the countries or regions we target.   We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various domestic and international markets. We are focused on expanding our Hooters, ARB, and Just Fresh operations, and expect to invest in the United States, South Africa, Brazil, Australia and Europe.

Effective September 30, 2013, the Company entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB.

On December 10, 2013, the Company finalized the purchase of a majority ownership interest in JF Restaurants, LLC and JF Franchising Systems, LLC, the owners of the Just Fresh Restaurant chain. On December 11, 2013, the Company purchased an additional 5% interest in Just Fresh, bringing the Company’s ownership interest to 56%.

We have previously operated in two business segments: (1) restaurant ownership and management and (2) investment management and consulting services businesses. However, we announced our intention to exit investment management and consulting services businesses in the first quarter of fiscal 2013 and effectuated such exit during the second quarter of fiscal 2013.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Historical information:

At December 31, 2013, the Company had current assets of $1,713,133, current liabilities of $5,531,983 , and a working capital deficit of $3,818,850 (including non-cash derivative liability of $2.146.000). The Company incurred a loss of $5,214,119 during the year ended December 31, 2013 and had an unrealized gain from available-for-sale securities of $3,984 and foreign currency translation gain of $90,384, resulting in a comprehensive loss of $5,119,751. In December, 2013, the company’s fifth Hooters location in South Africa was opened; a majority of the funds to open the location came from our South African subsidiaries cash from operations as well as debt. We expect to continue this trend in our other targeted regions as we open more restaurants. The Company has historically met its liquidity requirements through the sale of equity and debt securities, including up to a $10 million convertible debt transaction currently being negotiated, cash from operations and its revolving credit facility.

The Company's corporate general and administrative expenses averaged approximately $1.0 million per quarter in 2013, including approximately $1.1 million non-cash. The Company expects costs to increase as we expand our footprint domestically and internationally in 2014. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013, and 56% of Just Fresh in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014 we closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon, as well as Spoon Bar and Kitchen in Dallas, Texas. In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting fully in the third quarter of 2013. Effective October 1, 2011, the Company acquired majority control of the restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. The Company also earns 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney, with plans for two additional Hooters Australia locations under the same terms to open in the second quarter of 2014. The Company also has a 5% interest in Beacher’s Madhouse, which opened in Las Vegas, Nevada at the end of 2013.

In addition, the Company has a note with a balance at December 31, 2013 of $218,119 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which is due in April 2014. As of December 31, 2013, the balance on the line of credit is $28,000. In addition, in February 2014 the Company secured a note with a bank for $500,000 due on August 10, 2014. The Company also has $3,000,000 of convertible debt which the Company used for our purchase of Hooters Nottingham (United Kingdom). On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. These investors received 3 year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt was recorded as a derivative liability. The Company executed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. The Company’s South African subsidiaries have bank overdraft and term facilities of $347,286 and ARB has a bank note payable of $38,614. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

On September 30, 2013, the Company acquired American Roadside Burgers, Inc. (“ARB”) and entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. The merger agreement provided for the merger of Chanticleer Roadside Burgers International, LLC (a single-member LLC, of which the Company is the sole member) with and into ARB, with ARB continuing as the surviving entity and subsidiary of the Company.

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the investors an aggregate of 666,667 Units at a purchase price of $3.75 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five-year warrant, exercisable after twelve months, to purchase one share of common stock at an initial exercise price of $5.00. The Company employed a placement agent for the purpose of the above private placement, and has paid to the placement agent commissions in the total amount of $150,000 and five year warrants convertible into an aggregate of 40,000 shares.

On November 4, 2013, the Company entered into a Subscription Agreement with JF Restaurants, LLC (“JFR”), JF Franchising Systems, LLC (“JFFS”) (collectively “Just Fresh”), and the Preferred Members (the “Members” or collectively, the “Sellers”) for the purchase of a 51% ownership interest in each entity. The total purchase price was $560,000, which included payment of the Sellers’ outstanding debt obligations and reimbursement of several Members for previous debt payments. With the signing of the Subscription Agreement, Chanticleer paid Sellers’ outstanding debt in the amount of approximately $434,325 towards the purchase consideration. The final closing was held on December 10, 2013. On December 11, 2013, the Company purchased an additional 5% from an existing Member, securing the Company’s ownership of a 56% ownership interest.

On November 7, 2013, the Company entered into a Subscription Agreement with three accredited investors, pursuant to which the Company sold to the Investors an aggregate of 160,000 Units at a purchase price of $5.00 per Unit, closing a $800,000 private placement. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five- year warrant to purchase one share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of $5.50, while the remaining half (80,000) of the warrants are available at an initial exercise price of $7.00. The Company employed a placement agent for the purpose of the private placement, and has paid to the placement agent commissions in the total amount of $32,000 and five-year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of common stock.

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

The accompanying audited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The audited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Cash requirements and capital expenditures:

In 2014, we expect to open or acquire one restaurant in each of the following countries or continents – Brazil, Europe and South Africa, and two restaurants in Australia. The Company expects the total cash requirements for these restaurants to be approximately $5.0 million.

In addition, we expect general and administrative expenses to be approximately $3.5-$4.0 million for 2014.

Discussion and analysis of known trends and uncertainties:

The world economy has been in a state of flux for some time with the debt problems of a number of countries in Europe, the recent recession in the United States and the continuing global financial uncertainty. It is impossible to forecast what this will mean to our expansion plans in South Africa, Brazil, Australia, Poland and Hungary. We feel that we minimize our risks through our investment in geographically diverse areas around the world.

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

RESULTS OF OPERATIONS

Revenue

Revenue amounted to $8,247,487 in 2013 and $6,852,323 in 2012. Revenues were $103,452 and $8,144,035 in 2013 from the management and restaurant businesses, respectively, and $100,000 and $6,752,323 in 2012. Restaurant revenues increased approximately $1.4 million primarily from the purchase of ARB at September 30, 2013, the purchase of our Nottingham Hooters in November 2013, and the opening of our fifth South African Hooters location in December 2013.

Restaurant cost of sales

Restaurant cost of sales for 2013 and 2012 totaled $3,031,457 (37.2%) and $2,761,949 (40.9%), respectively of restaurant net sales. We expect the percentage to remain flat as we expand our domestic and international locations.

Restaurant operating expenses

Restaurant operating expenses for 2013 and 2012 totaled $4,909,580 (60.2%) and $$3,785,034 (56.1%) of restaurant net sales. We expect the percentage of operating expenses to restaurant net sales to decline as we expand our domestic and international locations.

General and Administrative Expense (“G&A”)

G&A amounted to $4,233,629 in 2013 and $2,309,405 in 2012. The more significant components of G&A are summarized as follows:

	2013	2012

Legal fees	$462,491	$218,562
Payroll and benefits	990,580	737,339
Consulting and investor relation fees	1,678,231	534,855
Travel and entertainment	211,442	173,333
Other professional fees	269,100	276,200
Shareholder services and fees	87,943	119,565
Other G&A	533,842	249,551
	$4,233,629	$2,309,405

G&A costs are expected to be approximately $1 million per quarter in 2014, with the costs associated with the activities of the restaurant business and corporate continuing to grow. In 2013, approximately $1.1 million of G&A was non-cash, and we expect this trend to continue.

Legal fees increased $243,929 from 2013 to 2012 as we expanded our footprint domestically and internationally and incurred costs of approximately $200,000 during 2013 for legal fees related to our shareholder lawsuit.

Payroll and benefits increased $253,241 in 2013 from 2012 primarily from the addition of restaurant management personnel starting in the fourth quarter of 2013 and additional corporate employees starting in the fourth quarter of 2012.

Consulting and investor relations fees increased $1,143,376 from 2013 to 2012 primarily from the Company seeking to increase our footprint in the investment and restaurant arenas. We also issued stock and warrants for certain rights as part of the Beacher’s deal which collectively was valued at $436,270 and expensed in the fourth quarter of 2013. Non-cash fees for services totaled $1,097,197 and $110,965 in 2013 and 2012, respectively.

Travel and entertainment increased $38,109 from 2013 to 2012 as Company personnel, primarily the CEO, CFO and Director of Restaurant Training, traveled to increase our company awareness, visit our restaurant locations, and secure financing and partners for the restaurant locales.

Other professional fees decreased $7,100 from 2013 to 2012 as we expanded our footprint both domestically and internationally, engaged a larger audit firm in the fourth quarter of 2012, offset by a decrease in costs related to our South African audits.

Shareholder services and fees decreased $31,622 from 2013 to 2012 primarily from initial fees associated with being a listed company on NASDAQ in 2012.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at December 31, 2013 and 2012:

	2013	2012
Other income (expense):
Equity in losses of investments	$(125,017)	$(14,803)
Interest expense	(757,733)	(474,926)
Interest and other income	82,411	23
Change in fair value of derivative liability	119,600	-
	$(680,739)	$(489,706)

Equity in Losses of Investments

Equity in losses of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. We currently own 49% of three Hooters locations in Australia, with our operating partner owning the remaining 51%. The 2013 and 2012 amounts represent our 49% share of losses on our Hooters Australian locations (Campbelltown which opened in January 2012 and our second and third locations expected to be opened in the second quarter of 2014). The 2013 losses from Hooters Australia includes $53,289 of startup expenses incurred for the two locations not yet opened. The 2012 loss relates only to the Campbelltown location.

Realized Gains from Sale of Investments

Realized gains are recorded when investments are sold and a gain of $4,897 was realized in 2013 from the sale of shares of North Carolina Natural Energy, Inc. (“NCNE”), now known as Appalachian Mountain Brewery (“AMB”). AMB is a successor to NCNE and is currently traded under the ticker HOPS (began trading under this symbol on January 7, 2014, previously it was traded under ticker NCNE). There were no realized gains in 2012.

Gain on extinguishment of debt

Gain on extinguishment of debt of $70,900 was recorded upon settlement of certain debts related to our South African subsidiary.

Interest Expense

Interest expense increased by $282,807 in 2013 from 2012 due to the payoff of primarily all our prior debt with the completion of our secondary raise in June 2012, offset by an increase in non-cash interest in the amount of $566,867 related to the warrants issued with our 2013 convertible debt.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased by $119,600 in 2013 from 2012, related to the warrants issued with our convertible debt. The liability is a non-cash income or expense and will be adjusted quarterly based on the Company’s stock price.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations was $25,215 and $293,977 for the years ended December 31, 2013 and December 31, 2012, respectively. The primary reasons for the decrease in loss was management fee income earned of $53,710 for 2013 compared to $30,743 for 2012, and the exiting of the management business late in the first quarter of 2013, therefore a minimal amount of expenses related to winding down the operations was incurred during the last three quarters of 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Income. The standard was intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The amendments in this update were effective for annual and interim periods beginning after December 15, 2012. The adoption of ASC No. 2013-12 did not have a material impact on the Company’s consolidated financial statements.

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

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. At March 15, 2014, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. The Company recognizes an impairment loss when the estimated fair value of the trade name/trademarks is less than its carrying value. The Company finalized the purchase price allocation for ARB and JF during its fourth quarter of 2013, the Company excluded the trade name/trademark related to ARB and JF from its annual impairment test, however, the Company did perform a qualitative assessment of the ARB and JF’s trade name/ trademark in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and no indicators of impairment were identified. However, if in the future there are declines in the Company’s market capitalization (reflected in our stock price) as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry may result in future impairment. The Company’s trade name/trademarks have been determined to have a definite-lived life and is being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated statement of operations.

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

The Company leases the land and building for our five restaurants in South Africa and one restaurant in each of Hungary and England, as well as the ten total locations throughout the United States through our subsidiaries. The South Africa leases are for five year terms and the Hungary and Nottingham leases are for 10 years and all include options to extend the terms. The US restaurants lease terms range from 5 to 10 years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations and commitments as of December 31, 2013:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,226,019	$4,014,019	$212,000	$-	$-
Operating Lease Obligations (2)	9,980,272	1,598,671	3,072,157	1,285,213	4,024,231
Capital Lease Obligations (3)	165,080	59,162	105,918	-	-
Total	$14,371,371	$5,671,852	$3,390,075	$1,285,213	$4,024,231

(1) Represents the outstanding principal amounts and interest on all our long-term debt.

(2) Represents operating lease commitments for our 17 restaurants around the world.

(3) Represents capital lease commitments on principal and interest for five Hooters restaurants in South Africa.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8:	Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Chanticleer Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. and Subsidiaries, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum LLP

New York, NY

March 31, 2014

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash	$442,694	$1,223,803
Accounts receivable	227,181	161,073
Other receivable	50,380	85,473
Inventories	381,408	227,023
Due from related parties	116,305	117,899
Prepaid expenses	494,241	170,769
Assets of discontinued operations	924	44,335
TOTAL CURRENT ASSETS	1,713,133	2,030,375
Property and equipment, net	5,620,189	2,316,146
Goodwill	6,496,756	396,487
Intangible assets, net	3,424,632	559,832
Investments at fair value	55,112	56,949
Other investments	2,491,963	2,116,915
Deposits and other assets	285,821	169,727
TOTAL ASSETS	$20,087,606	$7,646,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$700,168	$236,110
Derivative liability	2,146,000	-
Accounts payable and accrued expenses	2,424,373	1,108,305
Other current liabilities	135,286	361,586
Current maturities of capital leases payable	59,162	27,965
Deferred rent	53,303	10,825
Due to related parties	12,191	13,733
Liabilities of discontinued operations	1,500	14,328
TOTAL CURRENT LIABILITIES	5,531,983	1,772,852
Convertible notes payable, net of discount of $2,583,333	416,667	-
Capital leases payable, less current maturities	105,918	60,518
Deferred rent	1,055,138	98,448
Deferred tax liabilities	1,340,000	-
Other liabilities	220,341	186,060
Long-term debt, less current maturities	178,565	-
TOTAL LIABILITIES	8,848,612	2,117,878
Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 5,387,897 and 3,698,896 shares at December 31, 2013 and 2012, respectively	541	370
Additional paid in capital	25,404,994	14,898,423
Other comprehensive (loss) income	(88,370)	(181,741)
Non-controlling interest	394,645	70,198
Accumulated deficit	(14,472,816)	(9,258,697)
	11,238,994	5,528,553
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,087,606	$7,646,431

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2013 and 2012

	2013	2012
Revenue:
Restaurant sales, net	$8,144,035	$6,752,323
Management fee income - non-affiliates	103,452	100,000
Total revenue	8,247,487	6,852,323
Expenses:
Restaurant cost of sales	3,031,457	2,761,949
Restaurant operating expenses	4,909,580	3,785,034
Restaurant pre-opening expenses	56,902	204,126
General and administrative expense	4,233,629	2,309,405
Depreciation and amortization	622,274	383,454
Total expenses	12,853,842	9,443,968
Loss from operations	(4,606,355)	(2,591,645)
Other income (expense)
Equity in earnings (losses) of investments	(125,017)	(14,803)
Interest and other income	82,411	23
Interest expense	(757,733)	(474,926)
Change in fair value of derivative liabilities	119,600	-
Total other expense	(680,739)	(489,706)
Loss from continuing operations before income taxes	(5,287,094)	(3,081,351)
Provision for income taxes	40,935	19,205
Loss from continuing operations	(5,328,029)	(3,100,556)
Loss from discontinued operations, net of taxes	(25,215)	(293,977)
Consolidated net loss	(5,353,244)	(3,394,533)
Less: Net loss attributable to non-controlling interest	139,125	227,968
Net loss attributable to Chanticleer Holdings, Inc.	$(5,214,119)	$(3,166,565)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(5,188,904)	$(2,872,588)
Loss from discontinued operations	(25,215)	(293,977)
	$(5,214,119)	$(3,166,565)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	3,984	(261,404)
Foreign translation gains	90,384	29,013
Other comprehensive loss	$(5,119,751)	$(3,398,956)

Net loss per attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(1.19)	$(1.13)
Discontinued operations attributable to common shareholders, basic and diluted	$(0.01)	$(0.12)
Weighted average shares outstanding	4,365,468	2,541,696

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2013 and 2012

				Accumulated
				Other
			Additional	Comprehensive	Non-
	Common Stock		Paid-in	Income	Controlling	Accumulated	Treasury
	Shares	Par	Capital	(Loss)	Interest	Deficit	Stock	Total

Balance, January 1, 2012	1,506,061	$151	$6,459,656	$50,650	$593,863	$(6,092,132)	$(526,420)	$485,768
Common stock issued for:
Services	5,000	1	32,399	-	-	-	-	32,400
Conversion of notes payable amd accrued interest	423,828	42	1,907,196	-	-	-	-	1,907,238
Purchase of non-controlling interest	219,248	22	986,651	-	(986,651)	-	-	22
Acquisition of non-controlling interest for cash	-	-	-	-	(490,615)	-	-	(490,615)
Reclassification of non-controlling interest	-	-	(1,181,569)	-	1,181,569	-	-	-
Cash, net of expenses	1,801,374	180	7,051,284	-	-	-	-	7,051,464
Available-for-sale securities	-	-	-	(261,404)	-	-	-	(261,404)
Warrants issued for consulting services	-	-	169,200	-	-	-	-	169,200
Foreign translation gain	-	-	-	29,013	-	-	-	29,013

Treasury stock cancelled	(256,615)	(26)	(526,394)	-	-	-	526,420	-
Net loss	-	-	-	-	(227,968)	(3,166,565)	-	(3,394,533)
Balance, December 31, 2012	3,698,896	370	14,898,423	(181,741)	70,198	(9,258,697)	-	5,528,553
Common stock issued for:
Services	122,334	14	569,976					569,990
Purchase of American Roadside Burgers, Inc.	740,000	74	3,611,052					3,611,126
Cash, net of expenses	826,667	83	3,073,314					3,073,397
Fair value of warrants issued for purchase of			-
American Roadside Burgers, Inc.	-	-	1,710,077					1,710,077
Warrants issued with convertible debt	-	-	884,600					884,600
Unrealized loss on available for sale securities	-	-	-	(1,837)				(1,837)
Warrants issued for consulting services	-	-	657,552					657,552
Foreign translation gain	-	-	-	95,208				95,208
Purchase of Just Fresh	-	-	-		463,572			463,572
Net loss	-	-	-		(139,125)	(5,214,119)		(5,353,244)
Balance, December 31, 2013	5,387,897	$541	$25,404,994	$(88,370)	$394,645	$(14,472,816)	$-	$11,238,994

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(5,328,029)	$(3,101,215)
Less: net loss from discontinued operations	(25,215)	(293,318)
Net loss from continuing operations	(5,353,244)	(3,394,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622,274	383,454
Equity in losses of investments	125,017	14,803
Common stock issued for services	569,990	32,400
Loss (gain) on sale of investments	-	16,598
Amortization of debt discount	566,867	-
Warrants issued for consulting services	486,272	169,200
Warrant liability adjustment	(119,600)	-
Gain on debt extinguishment	(70,900)	-
Increase in amounts due from affiliate	52	(77,643)
Increase in accounts receivable	7,455	(52,359)
Increase in other receivable	179,919	(43,364)
Increase in prepaid expenses and other assets	(165,356)	(125,368)
Increase in inventory	5,966	(121,950)
Increase (decrease) in accounts payable and accrued expenses	464,932	785,966
Increase in deferred rent	(56,426)	58,886
Net cash used in operating activities from continuing operations	(2,736,782)	(2,353,910)
Net cash provided by (used in) operating activities from discontinued operations	32,583	(24,471)
Net cash used in operating activities	(2,704,199)	(2,378,381)

Cash flows from investing activities:
Cash acquired in acquisitions	243,991	-
Investment return of capital	99,934	-
Purchase of investments	(674,084)	(1,202,936)
Franchise costs	(76,822)	(239,684)
Purchase of property and equipment	(3,658,224)	(1,173,801)
Net cash used in investing activities from continuing operations	(4,065,205)	(2,616,421)

Cash flows from financing activities:
Proceeds from sale of common stock	3,073,397	7,051,464
Loan proceeds	3,622,000	2,915,000
Loan repayments	(756,299)	(3,939,098)
Capital lease payments	(45,356)	(45,814)
Non-controlling interest investment	-	90,000
Other liabilities	-	(46,282)
Net cash provided by financing activities from continuing operations	5,893,742	6,025,270
Effect of exchange rate changes on cash	94,553	28,206
Net increase in cash and cash equivalents	(781,109)	1,058,674
Cash, beginning of year	1,223,803	165,129
Cash, end of year	$442,694	$1,223,803

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2013 and 2012

	2013	2012
Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$92,049	$273,468
Income taxes	25,928	-

Non-cash investing and financing activities:
Convertible notes payable exchanged for common stock	$-	$1,907,238
Common stock issued for Hoot limited partner units	-	986,651
Purchase of equipment using capital leases	121,980	-

Acquisition of subsidiaries:
Current assets, excluding cash and cash equivalents	$475,326	$-
Property and equipment	3,263,146	-
Goodwill	6,100,269	-
Trade name/trademark	2,794,443	-
Deposits and other assets	98,035	-
Liabilities assumed	(2,110,436)	-
Deferred tax liabilities	(1,340,000)	-
Non-controlling interest	(463,571)	-
Common stock and warrants issued	(5,321,203)	-
Cash paid	(3,740,000)	-
Cash received in excess of cash paid in acquisitions	$(243,991)	$-

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), , Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”),Dimalogix (Pty) Ltd (“DLOG”), Pulse Time Trade (Pty) Ltd. (“PTT”), Crown Restaurants Kft. (“CRK”), American Roadside Burgers, Inc. (“ARB”, West End Wings Ltd. (“WEW”), JF Restaurants, L.L.C (“JFR”), and JF Franchising Systems, L.L.C. (“JFFS”) (collectively referred to as “the Company”). On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., and Hooters Emperors Palace (Pty.) Ltd., respectively. On August 30, 2013 and January 8, 2014, the names of KPL and C&S were changed to Hooters SA (Pty) Ltd. and Chanticleer South Africa (Pty) Ltd., respectively. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The Company has a calendar year-end reporting date of December 31.The accounts of two of its subsidiaries JF Restaurants ,L.L.C. and West End Wings, Ltd are consolidated based on either a 52- or 53-week period ending on the Saturday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar year end and the Company’s two subsidiaries year end of December 28, 2013 that materially affected the company’s financial position, results of operations, or cash flows. For the year ended December 31, 2012, the Company and all of it consolidated subsidiaries reported on a calendar year end. The Fiscal year end of the Company’s two non-calendar year- end subsidiaries for 2013 consisted of their operations from the date they were acquired in 2013.

Information regarding the Company's subsidiaries is as follows:

•	Advisors was formed as a wholly owned Nevada limited liability company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC ("Investors LLC"), Chanticleer Investors II, LLC ("Investors II").The Company announced its intention to exit the Investors II business on March 22, 2013, and effectuated such exit during the second quarter of fiscal 2013.

•	Ventures was formed as a wholly owned Nevada limited liability company on December 24, 2008 to provide business management and consulting services to its clients.

•	CHL was formed as a wholly owned limited liability company in Jersey on March 24, 2009 to own the Company's initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa.

•	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia.

•	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company registered CIP as a registered investment advisor with the state of North Carolina so that it can market openly to the public (the Company exited this business during the second quarter of 2013).

•	DineOut was formed as a private limited liability company in England and Wales on October 29, 2009 to raise capital in Europe for Hooters South African stores. The Company owns approximately 89% of DineOut at December 31, 2013.

•	KPL was formed on August 30, 2011 in South Africa to manage the Hooters restaurants in South Africa. The Company owns 90% and local management owns 10% at December 31, 2013.

•	C&S was formed in 2009 in South Africa, is owned 100% by the Company at December 31, 2013 and 2012, and holds the Hooters of America (“HOA”) franchise rights in South Africa.

•	DFLO was formed on August 16, 2011 in South Africa, is owned 82% by the Company and 18% by outside investors at December 31, 2013 and owns the Hooters restaurant in Durban, South Africa.

•	TPL was formed on August 18, 2011 in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2013 and owns the Hooters restaurant in Johannesburg, South Africa.

•	CPL was formed on August 29, 2011 in South Africa, is owned 90% by the Company and 10% by outside investors at December 31, 2013 and owns the Hooters restaurant in Cape Town, South Africa.

•	DLOG was formed on August 27, 2011 in South Africa, is owned 88% by the Company and 12% by outside investors at December 31, 2013 and owns the Hooters restaurant in the Emperor’s Palace in Johannesburg, South Africa.

•	PTT was formed on October 23, 2013 in South Africa, is owned 100% by the Company at December 31, 2013 and owns the Hooters restaurant in Pretoria, South Africa.

•	CRK was formed on October 12, 2011 in Hungary, is owned 80% by the Company and 20% by a local investor at December 31, 2013. CRK’s business purpose is owning and operating restaurants in Hungary (including the Budapest, Hungary location which opened in August 2012) and Poland. The Company has not opened a restaurant to date in Poland.

•	ARB, a Delaware corporation, was acquired on September 20, 2013 through a reverse merger between ARB and Chanticleer Roadside Burgers International, L.L.C., a single member limited liability company with Chanticleer as its sole member. It is owned 100% by Chanticleer at December 31, 2013 and owns the American Roadside Burger restaurant franchise.

•	WEW, a United Kingdom entity, was acquired on November 6, 2013. It is 100% owned by the Company at December 31, 2013 and owns the Hooters restaurant in Nottingham, England.

•	JFR and JFFS, both North Carolina limited liability companies, were acquired on November 4, 2013. These entities are 56% owned by the Company and 44% owned by various investors and owns the Just Fresh restaurant franchise.

GOING CONCERN

At December 31, 2013, the Company had current assets of $1,713,133, current liabilities of $5,531,983, and a working capital deficit of $3,818,850. The Company incurred a loss of $5,214,119 during the year ended December 31, 2013 and had an unrealized gain from available-for-sale securities of $3,984 and foreign currency translation gain of $90,384, resulting in a comprehensive loss of $5,119,751. The Company has historically met its liquidity requirements through the sale of equity and debt securities, including up to a $10 million convertible debt transaction currently being negotiated, cash from operations and its revolving credit facility.

The Company's corporate general and administrative expenses averaged approximately $1.0 million per quarter in 2013, including approximately $1.1 million non-cash.. The Company expects costs to increase as we expand our footprint domestically and internationally in 2014. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013, and 56% of Just Fresh in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014 we closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon, as well as Spoon Bar and Kitchen in Dallas, Texas. In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting fully in the third quarter of 2013. Effective October 1, 2011, the Company acquired majority control of the initial three restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. The Company also earns 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney, with plans for two additional Hooters Australia locations under the same terms to open in the second quarter of 2014. The Company also has a 5% interest in Beacher’s Madhouse, a variety show, which opened in Las Vegas, Nevada at the end of 2013.

In addition, the Company has a note with a balance at December 31, 2013 of $218,119 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which is due in April 2014. As of December 31, 2013, the balance on the line of credit is $28,000. In addition, in February 2014 the Company secured a note with a bank for $500,000 due on August 10, 2014. The Company also has $3,000,000 of convertible debt which the Company used for our purchase of the Hooters Nottingham (United Kingdom) purchase. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. These investors received 3 year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt was recorded as a derivative liability The Company executed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. The Company’s South African subsidiaries have bank overdraft and term facilities of $347,286 and ARB has a bank note payable of $38,614. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

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

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the Investors an aggregate of 666,667 Units at a purchase price of $3.75 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five-year warrant, exercisable after twelve months, to purchase one share of common stock at an initial exercise price of $5.00.

On November 4, 2013, the Company entered into a Subscription Agreement with JF Restaurants, LLC (“JFR”), JF Franchising Systems, LLC (“JFFS”) (collectively “Just Fresh”), and the Preferred Members (the “Members” or collectively, the “Sellers”) for the purchase of a 51% ownership interest in each entity. The total purchase price was $560,000, which included payment of the Sellers’ outstanding debt obligations and reimbursement of several Members for previous debt payments. With the signing of the Subscription Agreement, Chanticleer paid Sellers’ outstanding debt in the amount of approximately $434,325 towards the purchase consideration. The final closing was held on December 10, 2013. On December 11, 2013, the Company purchased an additional 5% from an existing Member, securing the Company’s ownership of a 56% ownership interest.

The Company employed a placement agent for the purpose of the above private placement, and has paid to the placement agent commissions in the total amount of $150,000 and five year warrants convertible into an aggregate of 40,000 shares.

On November 7, 2013, the Company entered into a Subscription Agreement with three accredited investors, pursuant to which the Company sold to the Investors an aggregate of 160,000 Units at a purchase price of $5.00 per Unit, closing a $800,000 private placement. The aggregate purchase price we received from the sale of the Units was $800,000. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five- year warrant to purchase one share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of $5.50, while the remaining half (80,000) of the warrants are available at an initial exercise price of$7.00.

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $32,000 and five-year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of common stock.

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

In order to execute the Company’s long-term growth strategy, which includes continued expansion of the Company’s business by acquisition or developing or constructing; the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The current constraints of cash flow from operations and the requirements to raise funds raise substantial doubt about the Company’s ability to continue as a going concern exists. These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

revenue recognition

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales and value added (VAT) taxes collected from customers and remitted to governmental authorities are presented on a net basis within sales in our consolidated statements of operations. Cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned

Management Fee Income

The Company receives revenue from management fees from both affiliated companies and non-affiliated companies. The Company’s revenue recognition policy provides that revenue is generally realized or realizable and earned when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller's price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

The Company may collect revenue in both cash and in the equity securities of the company to whom the Company are providing services. Typically when the Company is paid cash for services, it is based on a monthly fee and is recorded when earned. When the Company receives equity securities for our management services, the Company generally receives the securities in advance for our services to be earned over the life of the contract, generally one year. The Company values these securities and defers recognition of the revenue over the life of the management contract.

The fair value of the equity instruments received was determined based upon the stock prices as of the date we reached an agreement with the third party and is not subject to adjustment after the measurement date.

RESTAURANT PRE-OPENING EXPENSES

Restaurant pre-opening expenses are non-capital expenditures, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

LIQUOR LICENSES

The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in other assets. Liquor licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Annual liquor license renewal fees are expensed over the renewal term.

ACCOUNTS RECEIVABLE

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. As of December 31, 2013 and December 31, 2012, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items, supplies, beverages and merchandise

OPERATING LEASES

The Company leases certain property under operating leases. Differences between amounts paid and amounts expensed are recorded as deferred rent. Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. The Company also may receive tenant improvement allowances in connection with its leases which are capitalized as leasehold improvements with a corresponding liability recorded in the deferred occupancy liability line in the consolidated balance sheet. The tenant improvement allowance liability is amortized on a straight-line basis over the lease term. In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the property or the grounds for build out.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization, which includes amortization of assets held under capital leases, are recorded generally using the straight-line method over the estimated useful lives of the respective assets or, if shorter, the term of the lease for certain assets held under a capital lease. Leasehold improvements are amortized over the lesser of the expected lease term, or the estimated useful lives of the related assets using the straight-line method.

The estimated useful lives used to compute depreciation and amortization are as follow:

Leasehold Improvements	5-10 years
Restaurant furnishings and equipment	3-7
Furniture and fixtures	3-5
Office and computer equipment	3-5

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2013 and 2012.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets when events indicate that their carrying value may not be recoverable. Such events include a history trend or projected trend of cash flow losses or a future expectation that the Company will sell or dispose of an asset significantly before the end of its previously estimated useful life. In reviewing for impairment identifiable cash flows are measured at the lowest level for which they are largely independent of the cash flows of other groups of assets and liabilities, generally at the restaurant level. The Company has identified leasehold improvements as the primary asset because it is the most significant component of its restaurant assets, it is the principal asset from which its restaurants derive their cash flow generating capacity and has the longest remaining useful life. The recoverability is assessed by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.

InTANGIBLE ASSETS

Goodwill and trade name/trademarks have been assigned to reporting units for the purpose of impairment testing. The reporting units are the Company’s restaurant brands.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment loss for the difference..

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. The Company recognizes an impairment loss when the estimated fair value of the trade name/trademarks is less than its carrying value. The Company finalized the purchase price allocation for ARB and JF during its fourth quarter of 2013, the Company excluded the trade name/trademark related to ARB and JF from its annual impairment test, however, the Company did perform a qualitative assessment of the ARB and JF’s trade name/ trademark in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and no indicators of impairment were identified. However, declines in the Company’s market capitalization (reflected in our stock price) as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry may result in future impairment. The Company’s trade name/trademarks have been determined to have a definite-lived life and is being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated statement of operations.

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

The fair value of an embedded conversion option that is convertible into a variable amount of shares are deemed to be a “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815. Since, “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Model to be materially the same. The Company’s outstanding warrants did not contain any round down protection.

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

As of December 31, 2013 and 2012 the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company's tax years are subject to federal and state tax examination.

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

As of December 31, 2013 and 2012, there were no options outstanding. See Note 12 regarding outstanding warrants.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted loss per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding. For the year ended December 31, 2013 and December 31, 2012, the number of common shares potentially issuable upon the exercise of certain warrants of 7,322,125 and 5,001,458, respectively. In addition, the Company has convertible debt which converts into 637,592 shares at December 31, 2013. These warrants and convertible debt shares have not been included in the computation of diluted EPS since the effect would be antidilutive. Accordingly, no common stock equivalents are included in the loss per share calculations and basic and diluted earnings per share are the same for all periods presented.

ADVERTISING

Advertising costs are expenses as incurred. Advertising expenses which are included in restaurant operating expenses in the accompanying consolidate statement of operations, totaled $183,656 and $124,563 for the years ended December 31, 2013 and 2012, respectively. Advertising expense primarily includes local advertising.

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

Comprehensive Income (LOSS)

Standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. We are required to (a) classify items of other comprehensive income (loss) by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income (loss) separately in the equity section of the balance sheet for all periods presented. Other comprehensive income (loss) items include foreign currency translation adjustments, and the unrealized gains and losses on our marketable securities classified as held for sale.

concentration of credit risk

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.  No similar insurance or guarantee exists for cash held in South African, Hungary or UK Kingdom bank accounts. There was a $211,064 and $648,182 aggregate uninsured cash balances at December 31, 2013 and 2012.

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2012 and for the periods then ended to conform to the December 31, 2013 presentation. The reclassifications had no effect on net loss.

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

On July 27, 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The Update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance, an organization was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has adopted this update during its 2013 fiscal year with no significant impact on its consolidated results of operations, financial position and cash flows.

On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. The Update requires an entity to present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified, from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2012. The Company has adopted this amendment for the March 31, 2013 interim period financial statements forward.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on its consolidated financial statements.

3.	ACQUISITIONS

During the year ended December 31, 2013, the Company made the following acquisitions:

•	American Roadside Burgers, effective September 30, 2013;
•	West End Wings, LTD (Hooters Nottingham), effective November 7, 2013; and
•	Just Fresh, effective December 10, 2013.

American Roadside Burgers (“ARB”)

On September 30, 2013, the Company acquired American Roadside Burgers, Inc. and entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. The merger agreement provides that Chanticleer Roadside Burgers International, LLC (a single-member LLC, of which the Company is the sole member) shall merge with and into ARB, with ARB continuing as the surviving entity and subsidiary of the Company. In connection with this acquisition and the related management team, the Company acquired a strategic opportunity to participate in a high-growth space with an already established brand. The Company’s plan is to continue to expand the American Roadside chain as future opportunities occur, which has the potential to bring additional revenue and profits to the Company in the future.

The acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”. The consolidated statements of operations include the results of the ARB operations beginning October 1, 2013. The assets acquired and the liabilities assumed were recorded at September 30, 2013 at estimated fair values as determined by an independent appraisal and the Company’s management, based on information currently available and on current assumptions as to future operations.

West End Wings (“WEW” or “Hooters Nottingham”)

On November 6, 2013, the Company finalized the purchase of West End Wings LTD, which is the owner of the Nottingham, England Hooters restaurant location. The purchase price paid by the Company for WEW was $3,150,000.

The acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”. The consolidated statements of operations include the results of the Hooters Nottingham operations beginning November 7, 2013. The assets acquired and the liabilities assumed were recorded at November 6, 2013 at estimated fair values as determined by the Company’s management.

Just Fresh (“JF”)

On November 5, 2013, the Company entered into a Subscription Agreement with JF Restaurants, L.L.C. (“JFR”) and JF Franchising Systems, L.L.C. (“JFFS”), for the purchase of a 51%ownership interest in each entity, for a total purchase price of $560,000. The purchase was finalized on December 10, 2013 with the execution of an Assignment, Assumption, Joinder, and Amendment Agreement with both JFR and JFFS. On December 11, 2013, the Company purchased an additional 5% interest in both JFR and JFFS from an original interest holder for the total purchase price of $30,000, increasing the Company’s ownership interest in JFR and JFFS to a total of 56%.

Just Fresh currently operates five restaurants in the Charlotte, North Carolina area that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

The acquisitions were accounted for using the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of these operations from the dates of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by an independent appraisal and the Company’s management, based on information currently available and on current assumptions as to future operations as follows:

	ARB	WEW	JF	Total

Consideration paid:
Common stock	$3,611,126	$-	$-	$3,611,126
Warrants	1,710,077	-	-	1,710,077
Cash	-	3,150,000	590,000	3,740,000
Total consideration paid	5,321,203	3,150,000	590,000	9,061,203

Current assets, excluding cash	281,574	151,546	42,206	475,326
Property and equipment	3,000,122	20,493	242,531	3,263,146
Goodwill	2,550,611	3,124,507	425,151	6,100,269
Trademark/trade name	1,784,443	-	1,010,000	2,794,443
Deposits and other assets	98,035	-	-	98,035
Total assets acquired, less cash	7,714,785	3,296,546	1,719,888	12,731,219
Liabilities assumed	(1,490,288)	(337,831)	(282,317)	(2,110,436)
Deferred tax liabilities	(956,000)	-	(384,000)	(1,340,000)
Non-controlling interest	-	-	(463,571)	(463,571)
Common stock and warrants issued	(5,321,203)	-	-	(5,321,203)
Cash paid	-	(3,150,000)	(590,000)	(3,740,000)
Cash received in excess of cash paid	$52,706	$191,285	$-	$243,991

Unaudited pro forma results of operations for the years ended December 31, 2013 and 2012, as if the Company had acquired majority ownership of the operation on January 1 of each year is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Years ended
	December 31,
	2013	2012

Net revenues	$17,496,810	$16,389,150
Loss from continuing operations	(5,795,871)	(4,427,130)
Loss from discontinued operations	(25,215)	(239,318)
Loss attributable to non-controlling interest	(140,142)	(705,310)
Net loss	$(5,961,228)	$(5,371,758)
Net loss per share, continuing operations, basic and diluted	$(1.33)	$(1.74)
Net loss per share, discontinued operations	$(0.01)	$(0.09)
Weighted average shares outstanding, basic and diluted	4,365,468	2,541,696

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT DECEMBER 31, 2013 AND 2012.

	2013	2012

Available-for-sale investments at fair value	$55,112	$56,949
Total	$55,112	$56,949

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	2012	2011

Cost	$263,331	$263,331
Unrealized loss	(208,219)	(206,382)
Total	$55,112	$56,949

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
December 31, 2013
Appalachian Mountain Brewery	1,500	43,050	44,550	-	-
North American Energy	126,000	(123,200)	2,800	-	-
North American Energy	10,500	(9,900)	600	-	-
North American Energy	125,331	(118,169)	7,162	-	-
	$263,331	$(208,219)	$55,112	$-	$-

December 31, 2012
Appalachian Mountain Brewery	1,500	-	1,500	-	-
North American Energy	126,000	(111,300)	14,700	-	-
North American Energy	10,500	(7,350)	3,150	-	-
North American Energy	125,331	(87,732)	37,599	-	-
	$263,331	$(206,382)	$56,949	$-	$-

Appalachian Mountain Brewery (“AMB”), formerly North Carolina Natural Energy, Inc. (“NCNE”) – AMB is a successor to NCNE and is currently traded under the ticker HOPS. AMB began trading under this symbol on January 7, 2014, previously it was traded under ticker NCNE on the OTC stock market. As of December 31, 2013, the Company held 16,200 shares of AMB with a closing price of $2.75 per share. AMB makes craft beer with plans to expand its distribution network. AMB expects to have a food service line in addition to its beer products. NCNE was a successor to Remodel Auction Incorporated whose business was discontinued. The Company originally received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011. The shares were valued at $1,500 based on NCNE’s valuation as a shell and the Company did not adjust the cost upon the change to AMB.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At December 31, 2013 and December 31, 2012, the stock was $0.004 and $0.02 per share, respectively, and the Company recorded an unrealized loss of $123,200 and $111,300, respectively, based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At December 31, 2013 and December 31, 2012, the Company recorded an unrealized loss of $9,900 and $7,350, respectively, based on the market value at the time.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At December 31, 2013 and December 31, 2012, the Company recorded an unrealized loss of $118,169 and $87,732, respectively, based on the market value of the securities.

NAEY appointed a new management team in December 2010 and they are seeking acquisition opportunities for onshore and offshore oil and gas properties. Accordingly, the Company determined that any decline was temporary.

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT DECEMBER 31, 2013 AND 2012.

	2013	2012

Investments accounted for under the equity method	$941,963	$1,066,915
Investments accounted for under the cost method	1,550,000	1,050,000
Total	$2,491,963	$2,116,915

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows.

	2013	2012

Balance, beginning of year	$1,066,915	$815,550
Equity in loss	(125,017)	(14,803)
New investments	100,000	409,543
Reclassification of investments	-	(143,375)
Return of capital	(99,935)	-
Balance, end of year	$941,963	$1,066,915

Equity investments consist of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$483,603	$555,331
Second Hooters location (49%) - Australia	384,605	511,584
Third Hooters location (49%) - Australia	73,755	-
	$941,963	$1,066,915

Equity in earnings (loss) and distributions from equity investments during the years ended December 31, 2013 and 2012 follows.

	2013	2012
Equity in earnings (loss):
Australia locations (49%)	(125,017)	(14,803)
	$(125,017)	$(14,803)
Return of capital:
Second Australia location return portion of investment	(99,934)	-
	$(99,934)	$-

The restaurant at the Hoot Campbelltown location opened in January 2012. Townsville and Surfer’s Paradise are under construction and expected to open in the second quarter of 2014: The condensed statements of operations for the years ended December 31, 2013 and 2012 follows:

	2013	2012

Revenue	$2,328,015	$3,348,928
Gross profit	1,643,287	2,381,245
Loss from continuing operations	(255,136)	(30,208)
Net loss	(255,136)	(30,208)

The above loss contains $108,753 of startup expenses for our second and third locations in Australia, which are expected to open in the second quarter of 2014.

The summarized balance sheets for the three locations in Australia of which we owned 49% at December 31, 2013 and December 31, 2012 follows:

	2013	2012
ASSETS
Current assets	$362,085	$604,147
Non-current assets	3,089,230	2,909,276
TOTAL ASSETS	$3,451,315	$3,513,423
LIABILITIES
Current liabilities	$972,885	$1,057,911
PARTNER'S EQUITY	2,478,430	2,455,512
TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,451,315	$3,513,423

Hooters S.A., GP - The Company formed CHL to own the Company's 50% general partner interest in Hooters S.A., GP, the general partner of the Hooters' restaurant franchises in South Africa. The initial restaurant opened in December 2009 in Durban, South Africa and operations commenced in January 2010. In the initial restaurant CHL had a 10% interest in restaurant cash flows until the limited partners receive payout and a 40% interest in restaurant cash flows after limited partner payout. The second location opened in Johannesburg in June 2010 and a third location opened in Cape Town in June of 2011 with similar structures. Effective September 30, 2011, the Company acquired majority control of the South African operations and began consolidating its operations on October 1, 2011. The fourth location opened in February 2012 in Emperor’s Palace Casino in Johannesburg funded approximately 12% by minority investors.

CHA (Hoot Campbelltown Pty. Ltd, Hoot Townsville Pty. Ltd. and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. The second and third locations are under construction and we expect them to open in the second quarter of 2014.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

A summary of the activity in investments accounted for using the cost method follows.

	2013	2012
Investments at cost:
Balance, beginning of year	$1,050,000	$766,598
Impairment	-	(16,598)
New investments	500,000	300,000
Total	$1,550,000	$1,050,000

Investments at cost consist of the following at December 31, 2013 and 2012:

	2013	2012

Chanticleer Investors, LLC	$800,000	$800,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
Beacher's Madhouse	500,000	-
	$1,550,000	$1,050,000

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

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing. Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which was the Company's share). One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly. In July 2012, the Company acquired an additional interest of $300,000, at cost, from one of the partners for cash, which increased our ownership to approximately 22% of Investors LLC as of December 31, 2013.

Based on the current status of this investment, the Company does not consider the investment to be impaired.

Beacher's Madhouse – the Company acquired a 5% minority interest for $500,000 in Beacher’s, a variety show and nightclub experience. Beacher’s opened in late 2013 at an 8,500 square-foot performance theater located in the MGM Grand Hotel & Casino located on the strip in Las Vegas. Prior to the Las Vegas opening, the show was located in Los Angeles, California, which the Company has no stake in. The Company also received the right to participate in the financing of up to 25% offered to third party investors in any new Beacher's Madhouse location as well as the exclusive rights to the United Kingdom, South Africa and Australia.

Based on the current status of this investment, the Company does not consider the investment to be impaired.

EE Investors, LLC - On January 26, 2006, we acquired an investment in EE Investors, LLC with cash in the amount of $250,000. We acquired 1,205 units (3.378%) in EE Investors, LLC, whose sole asset is 40% of Edison Nation, LLC (formerly Bouncing Brain Productions, LLC). Edison Nation was formed to provide equity capital for new inventions and help bring them to market. The initial business plan included developing the products and working with manufacturers and marketing organizations to sell the products. This has evolved into a less hands-on program which involves selling products with patents to other larger companies and retaining royalties. Edison Nation has now reached cash flow break-even, and in addition has been retained by a number of companies for which they do product searches to supplement its business. Edison Nation plans to repay the majority of its debt in 2014 and expects to subsequently begin making distributions to its owners. Based on the current status of this investment, the Company does not consider the investment to be impaired.

5.	DISCONTINUED OPERATIONS

The Company closed their investment management business on May 1, 2013. A summary of the activity is presented below.

Assets and liabilities from discontinued operations

The Company had assets and liabilities for the periods ended December 31, 2013 and December 31, 2012, which is presented in our balance sheet, as follows:

	December 31,	December 31,
	2013	2012

Cash	$924	$24,471
Due from related parties	-	19,864
Assets from discontinued operations	$924	$44,335

Accounts payable	$1,500	$14,328
Liabilities from discontinued operations	$1,500	$14,328

Net loss from discontinued operations

The Company had a net loss from discontinued operations for the years ended December 31, 2013 and 2012, which is presented in our statements of operations, as follows:

	Year ended December 31, 2013	Year ended December 31, 2012

Revenues from Chanticleer Investors II, LLC	$53,710	$30,743
Expenses	78,925	324,720
Net loss from discontinued operations	$(25,215)	$(293,977)

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

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2013 and 2012:

	2013	2012

Office and computer equipment	$50,780	$35,076
Furniture and fixtures	47,686	47,686
Restaurant furnishings and equipment	6,716,666	2,826,760
	6,815,132	2,909,522
Accumulated depreciation and amortization	(1,194,943)	(593,376)
	$5,620,189	$2,316,146

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our five locations opened as of December 31, 2013. Depreciation and amortization expense was $591,142 and $364,645 for the years ended December 31, 2013, and December 31, 2012, respectively, including $78,742 and $35,314 for capital lease assets. Restaurant furnishings and equipment includes capital lease assets from our South African restaurants of $263,392 and $141,413, with a net book value of $158,446 and $96,230 at December 31, 2013 and December 31, 2012, respectively. Non-restaurant related depreciation expense totaled $6,797 and $8,768 for the years ended December 31, 2013 and 2012, respectively.

7.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill is summarized by location as follows:

	2013	2012

South Africa	$396,487	$396,497
ARB	2,550,611	-
WEW (Nottingham)	3,124,507	-
JF	425,151	-
	$6,496,756	$396,497

Goodwill arose from the excess paid over the fair value of the net assets acquired for the three operating restaurants in South Africa effective October 1, 2011, our ARB, JF and WEW acquisitions as of September 30, 2013, November 6, 2013 and December 10, 2013 respectively. An evaluation was completed effective December 31, 2013 at which time the Company determined that no impairment was necessary for any of the Company’s acquisitions.

During 2013, the Company completed three acquisitions which resulted in payments of the amounts above in excess of the net assets acquired. An evaluation was completed effective December 31, 2013 at which time the Company determined that no impairment was necessary.

OTHER INTANGIBLE ASSETS

Franchise cost for the Company’s Hooters restaurants and trademark/trade name for the Company’s JF and ARB entities consists of the following at December 31, 2013 and December 31, 2012. The Company is amortizing these franchise costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA and the trademark/trade name over its estimated 10 year useful lives.

	2013	2012

Franchise cost:
South Africa	$448,888	$358,888
Brazil *	135,000	135,000
Hungary	106,506	104,684
	690,394	598,572
Trade name/trademark:
Just Fresh	1,010,000	-
ARB	1,784,327	-
	2,794,327	-
Total intangible cost	3,484,721	598,572
Accumulated amortization	(60,089)	(38,740)
Intangible assets, net	$3,424,632	$559,832

Years ended December 31, 2013 and 2012:

Amortization expense	$21,349	$18,809

Amortization for franchise costs and trade name/trademarks are as follows:

December 31,	Franchise fee	Trade name	Total
2014	$27,770	$279,432	$307,202
2015	27,770	279,432	307,202
2016	27,770	279,432	307,202
2017	27,770	279,432	307,202
2018	27,770	279,432	307,202
Thereafter	356,455	1,397,167	1,753,622
Totals	$495,305	$2,794,327	$3,289,632

* The Brazil franchise cost is not being amortized until we open a restaurant.

8.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	December 31,	December 31,
	2013	2012

Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company's assets and guaranteed by an officer of the Company	$218,119	$236,110

Line of credit to a bank, expires April 10, 2014, interest rate of Wall Street Journal Prime (currently 3.25%) plus 1%, floor rate of 5%	472,000	-

Note payable to a bank, matures August 5, 2014, interest rate of Wall St. Journal Prim (currently 3.25%) plus 1%	38,614	-

Loan agreement with an outside company on December 23, 2013, interest at 1% per month, accrued interest and principal due February 23, 2014, unsecured	150,000	-
	878,733	236,110
Current portion of long-term debt	700,168	236,110
Long-term debt, less current portion	$178,565	$-

On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an additional $500,000 revolving credit facility with a one (1) year term from the Closing Date. This increases the Company’s obligation to Paragon to a total of approximately $718,119 at December 31 2013, which includes a prior note payable’s current outstanding balance of $218,119 and a revolving credit facility balance of $472,000 at December 31, 2013. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility expires on April 10, 2014.

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

ARB entered into a term note with TD Bank in 2008 for $300,000, which has a balance of $38,614 at December 31, 2013 and has a maturity date of August 4, 2014 The interest rate is 1.75% above the Wall Street Journal prime rate (3.25%), and the monthly principal and interest payments is $4,836, subject to adjustment by TD Bank, except for the last payment which shall be the unpaid balance at maturity The term note is personally guaranteed by two former shareholders of ARB and TD Bank has a first lien on all ARB’s assets.

On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000, due on February 23, 2014. Interest is compounded monthly at a rate of 1%. As of February 23, 2014, the Company was not in compliance with the terms of this note due to non-payment of principal and interest on March 21, 2014, the Company paid the note holder $25,000 of principal and $4751 of accrued interest. However, the note holders have not issued to the Company a formal notice of default.

9.	BANK OVERDRAFT AND TERM FACILITIES

Bank overdraft and term facilities at December 31, 2013 and December 31, 2012 are associated with the South African Operations and consist of the following:

	December 31,	December 31,
	2013	2012

Bank overdraft facilities (1)	$79,372	$254,251

Term facility (2)	-	112,950

Term facility (3)	133,448	180,445

Term facility (4)	142,807
	355,627	547,646
Other current liabilities	135,286	361,586
Other liabilities	$220,341	$186,060

(1)	Bank overdraft facilities are unsecured and have a total maximum facility of approximately $260,000. The interest rate as of December 31, 2013 is 11%. The facilities are reviewed annually and are payable on demand. Concurrently with the January 31, 2013 mentioned in (2) below, the Company was released from a facility totaling $56,528, and a $56,528 gain on settlement of debt was recognized in the first quarter of 2013.
(2)	Term facility is payable on demand and the facility is secured by certain assets of one of the Company’s shareholders. After ongoing negotiations between the bank and the Company, on January 31, 2013, $98,579 was paid in full satisfaction of the facility, resulting in a gain on settlement of debt of $14,371 which was recognized in the first quarter of 2013.
(3)	The monthly payments of principal and interests of the term facility total approximately $5,000 and have been made for the period from October 1, 2011 through December 2013. The interest rate at December 31, 2013 is 10.3%. The maturity date on the tech facility is June 14, 2016.
(4)	On December 1, 2013, PTT secured a five-year term loan with an interest rate of 12.5% as of December 31, 2013 in the amount of $142,807. The monthly payments of principal and interest total approximately $3,172. The term facility is secured by a bond on all moveable assets at our Pretoria, South Africa location and is partially guaranteed by our CEO.

10.	CONVERTIBLE NOTES PAYABLE

On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant. The funding from the private offering was used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (acquisition described in Note 3). The Notes have the following principal terms:

•	the principal amount of the Note shall be repaid within 36 months of the issuance date at a non-compounded 6% interest rate per annum;
•	the Note holders shall receive 10%, pro rata, of the net profit of the Nottingham, EnglandHooters restaurant, paid quarterly for the life of the location, and 10% of the net proceeds should the location be sold;
•	the consortium of investors received a total of 300,000) three-year warrants, exercisable at $3.00 per share;
•	the Note holder may convert his or her Note into shares of the Company’s common stock (at 90% of the average closing price ten days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering). The conversion price is subject to a floor of $1.00 per share;
•	the Note holder has the right to redeem the Note for a period of sixty days following the eighteen month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen months after the issuance of the Note. In connection with the issuance of the Note, the Company also issued warrants for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share through August 2, 2016.

The Company completed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013.

The fair value of the embedded conversion feature and the warrants, $2,265,600 and $884,600, respectively, aggregated $3,150,200. Consequently, upon issuance of the Note, a debt discount of $3,000,000 was recorded and the original difference of $150,200, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model during the three months ended December 31, 2013 were as follows:

Risk-free interest rate	0.006%
Expected life of warrants	2.6 years
Expected volatility of underlying stock	104.06%

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for the Company’s stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

11.	CAPITAL LEASES PAYABLE

Capital leases payable at December 31, 2013 and 2012 is associated with the South African operations and consists of the following:

	December 31,	December 31,
	2013	2012

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$28,589	$38,548

Capital lease payable, due in 32 monthly installments of $800 including interest at 10%, through November 2014	8,627	17,183

Capital lease payable, due in 34 monthly installments of $1,560, including interest at 11.5%, through July 2016	46,721	-

Capital lease payable, due in 34 monthly installments of $2,200, including interest at 11.5%, through November 2016	66,354	-

Capital lease payable, due in 14 monthly installments of $1,470, including interest at 10%, through May 2013	-	7,389

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	14,789	25,363
Total capital leases payable	165,080	88,483
Current maturities	59,162	27,965
Capital leases payable, less current maturities	$105,918	$60,518

The current capital leases cover point of sale and other equipment for five of the South African restaurants. Annual requirements for capital lease obligations are as follows:

December 31,	Amount
2014	$59,181
2015	57,063
2016	48,836
Total minimum lease payments	165,080
Less: amount representing interest	(12,140)
Present Value of Net Minimum Lease Payments	$152,940

12.	INCOME TAXES

	2013	2012

Loss from continuing operations before income taxes:
United States	$4,650,443	$2,346,516
Foreign	636,651	800,844
	$5,287,094	$3,147,360

The income tax provision (benefit) consists of the following:

	2013	2012

Foreign
Current	$40,935	$19,205
Deferred	(167,554)	(170,962)
U.S. Federal
Current	-	-
Deferred	(652,624)	(791,395)
State & local
Current	-	-
Deferred	(76,786)	(93,105)
Change in valuation allowance	896,964	1,055,462
Income tax provision	$40,935	$19,205

The provision (benefit) for income tax using the statutory U.S. federal tax rate is reconciled to the Company’s effective tax rate as follows:

	2013	2012

Computed "expected" income taxe expense (benefit)	$(1,797,612)	$(1,070,100)
State income taxes, net of federal benefit	(211,484)	(93,861)
Foreign rate differential	(79,399)	74,106
Prior year deferred tax adjustment	1,083,075	-
Travel, entertainment and other	537,988	53,660
Deferred taxes from acquisitions	(388,597)	-
Change in valuation allowance	896,964	1,055,400
Income tax expense	$40,935	$19,205

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax assets and liabilities at December 31, 2013 and 2012 were:

60

	2013	2012

Net operating loss carryovers	$4,495,059	$2,812,636
Capital loss carryforwards	488,500	630,100
Investments	-	(80,400)
Derivative liability	645,500	-
Warrants	184,800	-
Australian equity investment	53,132	-
Deferred occupancy liabilities	378,521	-
Total deferred tax assets	6,245,512	3,362,336

Property and equipment	(278,868)	-
Convertible debt	(645,500)	-
Intangibles	(1,061,844)	-
Total deferred tax liabilities	(1,986,212)	-

Net deferred tax assets	4,259,300	3,362,336
Valuation allowance	(4,259,300)	(3,362,336)
Net deferred tax assets	$-	$-

As of December 31, 2013 and 2012, the Company has U.S. federal and state net operating loss carryovers of approximately $10,666,000 and $4,187,000 respectively, which will expire at various dates beginning in 2031 through 2034, if not utilized. As of December 31, 2013 and 2012, the Company has foreign net operating loss carryovers of $1,727,000 ($464,000 for Hungary and $1,263,000 for South Africa) and $1,073,000 ($163,000 for Hungary and $910,000 for South Africa), respectively. These net operating loss carryovers can be carried forward indefinitely as long as the Company is trading. The Company has a capital loss carryforward of $1,286,000 which expires between 2015 and 2017 if not utilized. In accordance with Section 382 of the Internal Revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2013 and December 31, 2012, the change in valuation allowance was approximately $896,964 and $1,055,462.

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

As of December 31, 2013 and December 31, 2012, no liability for unrecognized tax benefits was required to be reported.

Interest costs related to unrecognized tax benefits are required to be calculated, if applicable, and would be classified as “interest expense, net” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2013 and December 31, 2012, no interest or penalties were required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

No provision was made for U.S. or foreign taxes on $250,528 of undistributed earnings of the Company as such earnings are considered to be permanently reinvested. Such earnings have been, and will continue to be, reinvested, but could become subject to additional tax if they were remitted as dividends, loaned to the Company, or if the Company should sell its interests in the foreign entities. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed earnings.

13.	Stockholders’ Equity

Effective May 11, 2012, the Company's common stock was reverse split, 1 share for each 2 shares issued, pursuant to a majority vote of the Company's shareholders. All share references have been adjusted as if the split occurred in to all periods presented.

On February 3, 2014, the Company amended its certificate of incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 45,000,000

2013 Transactions

On April 22, 2013, the Company issued 4,000 shares of the Company’s common stock in exchange for investor relations services to be performed over a 12 month period, valued at $7,720. .

In September 2013, the Company issued 25,000 shares of common stock valued at $117,000 for services for a five month agreement. The Company has expensed $93,600, representing four of five months in 2013 and will expense the final month in 2014.

On September 30, 2013, the Company closed the purchase of ARB and issued 740,000 units which consisted of one share of common stock and one common stock warrant valued at $3,611,126 and $1,710,077, respectively.

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the Investors an aggregate of 666,667 Units at a purchase price of $3.75 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five-year warrant, exercisable after twelve months, to purchase one share of common stock at an initial exercise price of $5.00.

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $150,000 and five year warrants convertible into an aggregate of 80,000 shares valued at approximately $312,000 using the Black-Scholes model.

During October 2013, 15,000 common stock shares valued at $62,500 were issued for services.

On November 5, 2013, the Company entered into a Subscription Agreement with JF Restaurants, L.L.C. (“JFR”) and JF Franchising Systems, L.L.C. (“JFFS”), for the purchase of a 51% ownership interest in each entity, for a total purchase price of $560,000. The purchase was finalized on December 10, 2013 with the execution of an Assignment, Assumption, Joinder, and Amendment Agreement with both JFR and JFFS. On December 11, 2013, the Company purchased an additional 5% interest in both JFR and JFFS from an original interest holder for the total purchase price of $30,000, increasing the Company’s ownership interest in JFR and JFFS to a total of 56%.

On November 7, 2013, the Company entered into a Subscription Agreement with three accredited investors, pursuant to which the Company sold to the Investors an aggregate of 160,000 Units at a purchase price of $5.00 per Unit, closing a $800,000 private placement. The aggregate purchase price we received from the sale of the Units was $800,000. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five-year warrant to purchase one share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of $5.50, while the remaining half (80,000) of the warrants are available at an initial exercise price of $7.00. The Company has paid a placement fee by issuing an aggregate of 80,000 five- year warrants valued at approximately $312,000 using the Black-Scholes model.

On November 26, 2013, the Company finalized a Subscription Agreement (the “Beacher’s Subscription Agreement”) with Beachers’ LV, LLC (“Beachers”), whereby the Company subscribed for five (5) Units, with each Unit consisting of a one percent (1%) membership interest in Beachers. The total capital contribution made by the Company to Beachers was $500,000. In connection with the Beacher’s Subscription Agreement, the Company executed a Right to Purchase Agreement with Madhouse Worldwide Investments, LLC (“MWI”) whereby the Company shall issue fifty three thousand three hundred and thirty four (53,334) shares of the Company’s common stock, valued at approximately $260,000, to MWI or its assigns, in exchange for a two-year option to purchase up to twenty five percent (25%) of any ownership interest in any future Beacher’s nightclub to be offered to third party investors, and a three-year exclusive option to propose funding, participate in funding, and open future Beacher’s nightclubs in South Africa, Australia, and the United Kingdom. The Company also issued an aggregate of 50,000 five-year warrants valued at approximately $176,000 using the Black-Scholes model.

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

Options

There are no options outstanding as of December 31, 2013 and 2012.

Warrants

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

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the Investors an aggregate of 666,667 Units at a purchase price of $3.75 per Unit. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five-year warrant, exercisable after twelve months, to purchase one share of common stock at an initial exercise price of $5.00.

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $150,000 and five year warrants convertible into an aggregate of 80,000 shares valued at approximately $312,000 using the Black-Scholes model.

On November 7, 2013, the Company entered into a Subscription Agreement with three accredited investors, pursuant to which the Company sold to the Investors an aggregate of 160,000 Units at a purchase price of $5.00 per Unit, closing a $800,000 private placement. The aggregate purchase price we received from the sale of the Units was $800,000. Each Unit consists of one share of the Company’s common stock, $0.001 par value per share and one five-year warrant to purchase one share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of $5.50, while the remaining half (80,000) of the warrants are available at an initial exercise price of $7.00.

The Company employed a placement agent for the purpose of the Private Placement, and has paid to the Placement Agent commissions in the total amount of $32,000 and five year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of common stock.

On October 28, 2013, the Company entered into an employment agreement with an initial term of two years and a renewal of an additional one year term if both parties do not give notice. The agreement includes an annual salary commensurate with a veteran restaurant executive and includes 44,000 warrants to purchase our Company stock at $5.00 per share. The warrants are exercisable after 12 months for a term of five years and have been valued by the Company at $179,000 using the Black-Scholes model.

Warrant amortization is summarized as follows at December 31, 2013 and 2012 and for the years then ended:

	2013	2012

Added to additional paid-in capital	$657,552	$169,200
	$657,552	$169,200

Interest expense	22,659	90,636
Consulting expense	634,893	78,564
	$657,552	$169,200

14.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2013 and 2012 are as follows:

	2013	2012

Hoot SA I, LLC	$12,191	$12,191
Chanticleer Investors, LLC	-	1,542
	$12,191	$13,733

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at December 31, 2013 and 2012 is as follows:

	2013	2012

Chanticleer Dividend Fund, Inc.	$69,281	$74,281
Chanticleer Investors	1,207	-
Hoot SA II, III, IV LLC	45,817	43,618
	$116,305	$117,899

Management income from affiliates

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). There was no management income from Investors LLC in 2011 or 2012.

Chanticleer Investors II LLC

The Company managed Investors II and earned management income of $30,743 in 2012. The operations were discontinued in 2013.

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

As of December 31, 2012, we were organized into two business segments: (1) restaurant ownership and management and (2) investment management and consulting services businesses. However, we announced our intention to exit investment management and consulting services businesses in the first quarter of fiscal 2013 and effectuated such exit during the second quarter of fiscal 2013. Accordingly at December 31, 2013, we no longer report by segment.

The following are revenues, operating loss, and long-lived assets by geographic area as of and for the years ended December 31:

Revenue:	2013	2012
United States	$987,285	$100,000
South Africa	5,738,974	6,284,186
Europe	1,521,228	468,137
	$8,247,487	$6,852,323

Operating loss:	2013	2012
United States	$(4,539,040)	$(2,248,454)
South Africa	(386,168)	(539,178)
Europe	(288,911)	(378,933)
	$(5,214,119)	$(3,166,565)
		$-

Long-lived assets, end of year:	2013	2012
United States	$13,661,043	$1,626,903
South Africa	2,191,584	1,866,855
Europe	1,434,128	909,828
Australia	941,963	1,066,915
Brazil	145,555	145,555
	$18,374,273	$5,616,056

16.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis.

The Company leases the land and buildings for its five restaurants in South Africa, 10 restaurants in the United States and one restaurant in each of Hungary and the United Kingdome through its subsidiaries. The South Africa and United Kingdom leases are for five year terms and the Hungary lease is for a 10 year term and include options to extend the terms. The 10 restaurants operated in the United States have lease terms varying from five to 10 years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Rent obligations for our 17 restaurants are presented below:

2014	$1,598,671
2015	1,588,373
2016	1,483,784
2017	978,819
thereafter	4,330,625
Totals	$9,980,272

Rent expense for the years ended December 31, 2013 and December 31, 2012 was $868,285 and $792,420, respectively. Rent expense for the years ended December 31, 2013 and 2012 for the Company’s restaurants was $833,546 and $757,766, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the years ended December 31, 2013 and 2012 for the non-restaurants was $34,739 and $34,654, and is included in the “General and administrative expense” of the Consolidated Statement of Operations.

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all others similarly situated, filed a lawsuit against Chanticleer Holdings, Inc. (the “Company”), Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (The “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (The “Underwriter Defendants”), and Creason & Associates P.L.L.C. (The “Auditor Defendant”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper.  On October 31st, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. On December 12th, 2012, Howard filed a Motion to Appoint himself Lead Plaintiff and to Approve his selection of The Rosen Law Firm, P.A. as his Counsel.  An Order appointing Francis Howard and the Rosen Law Firm as lead Plaintiff and lead Plaintiff’s Counsel was entered on January 4, 2013.   On February 19, 2013, Plaintiff filed an Amended Complaint alleging similar claims to those previously asserted.  On May 20, 2013, the Plaintiff filed a Notice of Voluntary Dismissal without prejudice of Defendants Dawson James Securities, Inc. and Merriman Capital, Inc. On September 17, 2013, Judge Cohn denied the Defendants’ Motions to Dismiss and ordered that Defendants file Answers to Plaintiff’s Amended Class Action Complaint by October 8, 2013, and that the trial be set for the two-week period commencing May 12, 2014 at 9:00 a.m.  The Company and Individual Defendants filed an Answer to Plaintiff’s Amended Class Action Complaint on October 7, 2013.  A Scheduling Order was entered on October 8, 2013 after a Scheduling Conference was held, whereby a timeframe was set for Disclosures, Mediation, Joinder of Parties and Amendment of Pleadings, Discovery, and Pre-Trial Motions. The parties have made initial disclosures, and document requests and interrogatories have been served. On December 18, 2013, the parties filed a Joint Status Report Relating to Mediation, whereby the parties disclosed details of a class-wide settlement of this action. The parties have agreed on a total settlement amount of $850,000, with $837,500 to be paid by Chanticleer’s insurance carrier and $12,500 to be paid by Creason & Associates, PLLC, subject to Court Approval. The Company has and will continue to vigorously defend itself in this matter.

Given that the outcome of litigation is inherently uncertain, and the early stage of this class action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of December 31, 2013, no amounts have been accrued for related to this matter.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. We still await Madam Justice Steyri’s judgement on the matter, no indication of timing of decision or further process has been given. The Company intends to vigorously defend itself in this matter.

Given that the outcome of litigation is inherently uncertain and the early stage of this action, the Company can neither comment on the probability of potential liabilities, nor provide an estimate of such. As of December 31, 2013, no amounts have been accrued for related to this matter.

On April 1, 2013, the Company received a subpoena from the Securities and Exchange Commission, requesting various corporate documents relating to operations.  The Company intends to fully cooperate with the subpoena.

In connection  with  our 2011 acquisitions of the South Africa entities (whereby,  onOctober 1, 2011, Rolalor (Pty.) Ltd., Alimenta 177(Pty.) Ltd. and Labyrinth Trading (Pty.) Ltd. transferred their respective net assets to the newly formed entities controlled by the Company), the Company believes the purchase and sale with the seller was accomplished in accordance with  the laws and  regulations of  the  taxing  authorities   in  South  Africa. However, there can be no absolute assurance as to whether the business acquired continues to have any outstanding tax and regulatory filing requirements, (i.e. not filed certain corporate tax returns for previous years) as well as whether the local authorities could seek to recover any unpaid taxes, interest, penalties or other amounts due from the Company, its shareholders or others.  The Company is not aware of any existing obligations that remain outstanding for which the Company may be required to settle. In connection with acquiring the net assets of the business, the Company may be entitled to be reimbursed by the seller for any pre-acquisition obligations of the business that may arise post-acquisition.

In addition to the matters disclosed above, the company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

17.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013
Assets:
Available-for-sale securities	$55,112	$55,112	$-	$-

Liabilities:
Derivative liability	$2,146,000	$-	$-	$2,146,000

December 31, 2012
Assets:
Available-for-sale securities	$56,949	$55,449	$1,500	$-

At December 31, 2013 and 2012, the Company's available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

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

See Note 4 for further details of the Company's investments.

18.	SUBSEQUENT EVENTS

On January 31, 2014, pursuant to an Agreement and Plan of Merger executed on December 31, 2013, the Company completed the acquisition of all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, which owned and operated the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively. The Hooters Entities were purchased from Hooters of Washington, LLC and Hooters of Oregon Partners, LLC (collectively, the “Hooters Sellers”) for a total purchase price of 680,272 Company units, with each unit consisting of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half of the warrants are exercisable at $5.50 and half of the warrants are exercisable at $7.00. As part of this transaction, the Hooters Sellers were granted registration rights with respect to the Company’s common stock issued and underlying the warrants, and franchise rights and leasehold rights to the locations were transferred to the Company.

Also on January 31, 2014, pursuant to an Agreement and Plan of Merger executed on January 14, 2014, the Company completed the acquisition of all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage, LLC from Express Restaurant Holdings, LLC and Express Restaurant Holdings Beverage, LLC. The purchase price of 195,000 Company units was paid to Express Working Capital, LLC (“EWC”); the units consist of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half of the warrants are exercisable at $5.50 and half of the warrants are exercisable at $7.00. As part of this transaction, EWC was granted registration rights with respect to the Company’s common stock issued and underlying the warrants, and all leaseholds and other rights were transferred to the Company.

The financial statements of the acquirees in the preceding two paragraphs are not practicable to prepare at the time of filing due to the acquirees being privately held. The initial accounting for the business combinations are not yet complete and we are still performing procedures to determine the appropriate accounting. As such, we are unable to make the following disclosures, (i) pro forma data, (ii) purchase price allocation, (iii) expenses of the acquisition, and (iv) revenue and earnings of the acquires since the acquisition date.

On January 31, 2014, at a special meeting of stockholders of the Company, the Company’s stockholders approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) and approved the increase of available Company shares from 20,000,000 to 45,000,000.  The 2014 Plan, under which awards can be granted until February 3, 2024 or the 2014 Plan’s earlier termination, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted awards in the form of restricted stock awards and restricted stock units, performance awards in the form of performance shares and performance units, phantom stock awards and other stock-based awards to selected employees, directors and independent contractors of the Company and its affiliates.

The maximum number of shares issuable under the 2014 Plan is 4,000,000 shares, and no more than 4,000,000 shares may be issued under the 2014 Plan pursuant to the grant of incentive stock options.  In addition, under the 2014 Plan, in any 12-month period, (i) no participant may be granted options and SARs that are not related to an option for more than 500,000 shares of common stock (or the equivalent value thereof based on the fair market value per share of the common stock on the date of grant of an award); and (ii) no participant may be granted awards other than options or SARs that are settled in shares of common stock for more than 500,000 shares of common stock (or the equivalent value thereof based on the fair market value per share of the common stock on the date of grant of an award). The share and award limitations are subject to adjustment for anti-dilution purposes as provided in the 2014 Plan.

19.	RESIGNATION OF SOUTH AFRICAN CHIEF FINANCIAL OFFICER

On September 7, 2012, the Company’s South African Chief Financial Officer (“SA CFO”) resigned. It was determined that the SA CFO had committed certain illegal acts, fraud and certain misrepresentations of facts. Due to the SA CFO’s actions, certain taxes were not paid. In addition, the applicable tax forms were not filed during the proper periods. The Company has engaged tax experts to assist in the tax process. The Company also discovered approximately $85,473 (net of repayments of approximately $42,000) and $42,109 of cash that was misappropriated by the SA CFO during the periods ended December 31, 2012 and 2011, respectively (presented as “other receivable” on the Company’s combined balance sheet as of December 31, 2011), and approximately $128,000 in total for the period October 2011 through September 2012. As of December 31, 2013, approximately $78,000 has been recovered by the Company and payment plans are in place for the remainder.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 15, 2012 the Audit Committee of the Board of Directors of Chanticleer Holdings, Inc. (the “Company”) engaged, approved and ratified Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

Marcum replaced Creason and Associates, PLLC (“Creason”) as the Company’s independent registered public accountant. Management was notified on October 3, 2012 by Creason that Creason would not continue to be the Company's independent principal auditor.

The Company engaged Marcum based on the decision to have one audit firm that is able to audit the Company’s entire operations, including the South African operations, since that business is substantial. Marcum will now serve as the Company’s independent auditors for the 2012 fiscal year.

Creason’s report on the Company’s consolidated financial statements for the years ended December 31, 2011 and, 2010 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern. Other than the foregoing, the report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles,

During the Company’s two most recent fiscal years and the subsequent interim period preceding the resignation of Creason there were (a) no “disagreements” as defined in Item 304(a)(1)(iv) of Regulation S-K with Creason on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Creason, would have caused it to make reference to the subject matter of the disagreement in connection with its report; and (b) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2013. Our management has determined that, as of December 31, 2013, the Company's disclosure controls and procedures were effective.

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

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2013, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal controls over financial reporting:

•	Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting. Given the significant expansion of the business and all of our operations, primarily from September 30, 2013 forward, we did not yet integrate an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters.

•	Period-end financial reporting process. Given the significant expansion of the business and all of our operations we did not design or maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, due to the expansion of our business, we did not yet prepare timely accounting reconciliations nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.

The material weaknesses described above could result in misstatements that would result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the material weaknesses, noted specifically above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting experienced accounting personnel, relating to our acquisitions during the year. As an interim measure, the Company utilizes third party consultants to assist in the preparation of financial reporting and other financial aspects of the business, as well as continuing to integrate the Company’s subsidiaries accounting personnel and processes.

Changes in Internal Control over Financial Reporting — As a result of the acquisitions of ARB. in September 2013, WEW in November 2013 and JF in December 2013, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of ARB, WEW and JF’s operations into the Company’s financial statements.  Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to ARB, WEW and JF.  Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B:	Other Information

Not applicable.

PART III

Item 10:	Directors, Executive Officers AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2013; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Each Director and Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has five Directors.

NAME	AGE	POSITION

Michael D. Pruitt	52	President, CEO and Director since June 2005

Eric S. Lederer	47	CFO since June 2012

Alex Hemingway	37	President of CRK since 2011

Gordon Jestin	46	COO of KPL since 2011

Darren Smith	32	CFO of KPL since 2012

Michael Carroll	64	Independent Director since June 2005

Rusty Page	71	Non-Independent Director since January 2013

Paul I. Moskowitz	56	Independent Director since April 2007

Keith Johnson	55	Independent Director since November 2009

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

Eric S. Lederer

Eric Lederer joined Chanticleer Holdings in February 2011 and was appointed CFO in June 2012. Prior to joining us, he served as Controller of PokerTek, Inc. (NASDAQ, PTEK), a licensed gaming company that develops and distributes electronic table games, since December 2005. Prior to PokerTek, Mr. Lederer was the Controller of OneTravel Holdings, Inc. (AMEX, OTV), a holding company primarily involved in the travel industry. Prior to OneTravel, Mr. Lederer worked as the Controller in privately-held companies in the entertainment industry and at a New York City CPA firm. Mr. Lederer received his B.S. in Accounting from Lehigh University. Mr. Lederer is a member of our Disclosure Committee.

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

Gordon Jestin

Gordon (“Gordie”) Jestin trained in the restaurant industry as far back as 1993, completing openings, front-of-house trainings, and overall business practices. Mr. Jestin acquired a share in his first restaurant in 1995, having completed two years of work experience and management promotion. He then went on to own one of South Africa’s most popular sports bars / restaurants, CottonfieldsUmhlanga, and was the operating partner there until 2009 when the restaurant was transformed into the first Hooters restaurant in South Africa. Over the years, Mr. Jestin has acquired three other restaurants, one of which he still has a share in today as a silent partner. In 2009, Mr. Jestin joined the Hooters SA management company and was promoted to COO in October, 2011.

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

Michael Carroll

Michael Carroll currently owns and operates a sales and training consulting firm based in Richmond, Virginia.  Mr. Carroll has also served as a director for OneTravel Holdings, Inc., formerly RCG Companies Incorporated, from January of 2004 until February 2005.  He previously spent 22 years in the distribution business, 19 of which were in computer products distribution.  In 1978, Mr. Carroll founded MicroMagnetic, Inc., a computer supply distribution company that he sold to Corporate Express in 1997.  From 1997 to 1999, he was a division president at Corporate Express, a publicly traded business-to-business office products and service provider.  He holds a Bachelor’s Degree in Business Management from The College of William & Mary in Williamsburg, Virginia, and a Master’s Degree in Business Administration from Virginia Commonwealth University. Mr. Carroll is a member of our Audit and Compensation committees. Mr. Carroll was asked to serve as a Director based in part on his significant experience in the distribution business, as well as his general proven success in business.

Russell (“Rusty”) Page

Rusty Page is a thirty-five year investor relations executive and is currently the founder and principal of Rusty Page & Company, a unique equity marketing and investor relations consulting firm.  He also currently sits on the Board of Directors of The Diamond Hill Financial Trends Fund. Mr. Page previously served as Senior Managing Director of The NASDAQ Stock Market, as well as Senior Vice President and Equity Marketing Executive for NationsBank Corporation, the predecessor of Bank of America. Mr. Page is a member of our Audit Committee. Mr. Page was asked to serve as a Director based in part on his significant investor relations knowledge, Board membership experience, and familiarity with The NASDAQ Stock Market.

Paul I. Moskowitz

Paul Moskowitz is a Phi Beta Kappa of Vassar College and Cardozo Law School.  Mr. Moskowitz was a co-founder and partner of a Jacobs and Moskowitz, a New York law firm specializing in corporate and real estate law.  He became affiliated with The World Travel Specialist Group/The Lawyers’ Travel Service (“WTSG/LTS”) in 1988 and served as corporate counsel, representing the travel agency network in legal, real estate, and other business activities.  In 1989, he joined WTSG full time as President and Chief Operating Officer until March 2003, with his primary responsibilities including day-to-day operations which encompassed WTSG’s airline relationships and sales and marketing.  Mr. Moskowitz led the growth of WTSG to one of the top 20 U.S. travel management firms with more than 90 offices throughout the U.S.  Mr. Moskowitz is currently engaged as a consultant for another travel organization. Mr. Moskowitz is a member of our Compensation and Disclosure Committees. Mr. Moskowitz was asked to serve as a Director based in part on his significant legal experience and general proven success in business.

Keith Johnson

Keith Johnson currently serves as President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc.  Prior to that he has been the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina, since 2004.  Mr. Johnson served as Executive Vice President and Chief Financial Officer of The Telemetry Company in Dallas, Texas (1997-2004), Senior Vice President - Finance and Administration of Brinks Home Security in Dallas, Texas (1995-1997), and Chief Financial Officer of BAX Global in London, England (1992-1995).  Mr. Johnson has a BS in accounting from Fairfield University in Fairfield, Connecticut. Mr. Johnson is the chair of our Audit Committee, and a member of our Compensation Committee. Mr. Johnson was asked to serve as Director based in part on his financial expertise and general proven success in business.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of copies of the reports filed with the SEC since January 1, 2013 and on representations by certain officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the reports required to be filed on a timely basis, except that a Form 3 for Russell Page inadvertently was filed late.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics for all officers or persons performing similar functions, which was effective May 23, 2005, which was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K/A dated December 31, 2007. A copy of this document is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

Audit Committee

We have a separately designated standing audit committee, established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Johnson, chair, Mr. Page, and Mr. Carroll. The Board of Directors designates which directors will serve as the members of the audit committee. The Board of Directors has determined that Keith Johnson meets the requirements of an audit committee financial expert and he serves as Chairman of the Audit Committee. All members are independent pursuant to applicable SEC rules and regulations and NASDAQ listing standards. The Audit Committee met four times in 2013. The Audit Committee is governed by a written charter approved by the Board of Directors, which is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

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

Report of Audit Committee

The Audit Committee assists the Board of Directors with fulfilling its oversight responsibility regarding the quality and integrity of our accounting, auditing and financial reporting practices. In performing its oversight responsibilities regarding the audit process, the Audit Committee:

•	Reviewed and discussed the audited financial statements with management;
•	Discussed with the independent auditors the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board; and
•	Received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence.

Based on the review and discussions referred to in these three items, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Members of the Audit Committee

Keith Johnson (chair)
Russell Page
Michael Carroll

Compensation Committee

We have a separately designated standing compensation committee, established in accordance with SEC rules and regulations and NASDAQ listing standards, which is currently made up of Mr. Johnson, Mr. Moskowitz, and Mr. Carroll. Mr. Carroll serves as the chair.The Board of Directors designates which directors will serve as the members of the compensation committee. All members are independent pursuant to applicable SEC rules and regulations and NASDAQ listing standards. Also, the Board of Directors has determined that each such member meets the requirements of a “non-employee director” under Rule 16b-3 under the Exchange Act and meets the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met two times in 2013. The Compensation Committee is governed by a written charter approved by the Board of Directors, which is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

The responsibilities of the Compensation Committee include overseeing the evaluation of executive officers (including the Chief Executive Officer) of the Company, determining the compensation of executive officers of the Company, and overseeing the management of risks associated therewith. The Compensation Committee determines and approves the Chief Executive Officer’s compensation. The Compensation Committee also will administer our equity-based plans and make recommendations to the Board of Directors with respect to actions that are subject to approval of the Board of Directors regarding such plans. The Compensation Committee also reviews and makes recommendations to the Board of Directors with respect to the compensation of directors. The Compensation Committee monitors the risks associated with the Company’s compensation policies and practices, as contemplated by Item 402(s) of Regulation S-K. In setting 2013 compensation, the Compensation Committee did not retain a compensation consultant.

NOMINATING COMMITTEE

We currently do not have a standing nominating committee. Board nominees are selected or recommended for the Board’s selection by independent directors constituting a majority of the board’s independent directors in a vote in which only the independent directors participate.

Item 11:         Executive Compensation

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

a.	Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and the next two most highly paid executive officers (collectively the “Named Executive Officers”) for the years ended December 31, 2013 and 2012.

Annual Compensation

Name and Principal Position	Year	Salary	Bonus		Total

Michael D. Pruitt	2013	$240,000		$-	$240,000
(President and Chief Executive Officer)	2012	$204,000		$10,000	$214,000

Eric S. Lederer	2013	$84,000		$-	$84,000
(Chief Financial Officer )	2012	$74,000		$6,000	$80,000

Alex Hemingway	2013	$200,004	$		$200,004
(President of CRK subsidiary)	2012	$200,004		$-	$200,004

b.	Compensation of directors

The Company did not compensate its directors in 2012.

The following table reflects compensation earned for services performed in 2013 by members of our Board of Directors who were not Company employees. A director who is a Company employee, such as Mr. Pruitt, does not receive any compensation for service as a director. The compensation received by Mr. Pruitt as an employee of the Company is shown above in the Summary Compensation Table.

Director Compensation for Fiscal Year Ended December 31, 2013

Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael Carroll	6,000	6,000
Russell J. Page	6,000	6,000
Paul I. Moskowitz	6,000	6,000
Keith Johnson	6,000	6,000

We reimburse all directors for expenses incurred in their capacity as directors.

c.	Compensation Committee Interlocks and Insider Participation

Not applicable.

d.	Compensation Committee Report

Not applicable.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of March 15, 2014 by:

•	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Chanticleer Holdings, Inc., 11220 Elm Lane, Suite 203, Charlotte, NC  28277. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or other convertible securities held by such persons that are exercisable within 60 days of March 15, 2014, but excludes shares of common stock underlying options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of March 15, 2014, was 6,287,365. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Shares Beneficially Owned	Percent

Larry Spitcaufsky (1)	1,067,216	17.0%

Michael D. Pruitt (2)	590,041	9.4%

Sandor Capital Master Fund LP and affiliates (3)	522,096	8.3%

ICS Opportunities, Ltd. and affiliates (4)	444,444	7.1%

Siskey Capital, LLC and affiliates (5)	416,482	6.6%

Robert B. Prag (6)	417,026	6.6%

Leonid Frenkel (8)	402,300	6.4%

Michael Carroll (8)	16,500	*

Paul I. Moskowitz (8)	9,300	*

Russell (“Rusty”) Page (8)	3,000	*

Keith Johnson (8)	3,000	*

Darren Smith	376	*

Eric S. Lederer	375	*

Alex Hemingway	0	*

Officers and Directors as a Group	635,925	10.1%

* less than 1%

(1)       This amount is based solely on a Schedule 13G filed with the SEC on February 10, 2014 on behalf of Larry Spitcaufsky, Hooters of Washington, LLC, and Hooters of Oregon Partners, LLC. Mr. Spitcaufsky is the manager of Washington, LLC, and Hooters of Oregon Partners, LLC, and, as a result, Mr. Spitcaufsky has shared voting and dispositive power with respect to all of the securities reported with Washington, LLC, and Hooters of Oregon Partners, LLC. This amount reflects beneficial ownership of warrants to purchase 386,944 shares of common stock but does not reflect beneficial ownership of warrants to purchase 292,638 shares of common stock. All warrants are currently exercisable, but a contractual provision prohibits Larry Spitcaufsky, Hooters of Washington, LLC, and Hooters of Oregon Partners, LLC from exercising any warrants if such exercise would result in the reporting persons beneficially owning more than 19.9% of the outstanding common stock measured as of January 31, 2014.

(2)       Michael D. Pruitt directly holds 169,125 shares of common stock, HOTR Warrants exercisable for 1,500 shares of common stock, Class A Warrants exercisable for 168,000 shares of common stock, and 168,000 Class B Warrants exercisable for shares of common stock. Additionally, Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt, holds 35,410 shares of common stock, Class A Warrants exercisable for 23,940 shares of common stock, and 23,940 Class B Warrants exercisable for shares of common stock.

(3)       Sandor Capital Master Fund LP is the record holder of 199,347 shares of common stock, HOTR Warrants exercisable for 95,775 shares of common stock, 87,386 Class A Warrants exercisable for shares of common stock, and 87,386 Class B Warrants exercisable for shares of common stock. Sandor Advisors, LLC is the General Partner of Sandor Capital. John S. Lemak is the Manager of Sandor Advisors and is the record holder of 28,002 shares of common stock, 12,100 Class A Warrants, and 12,100 Class B Warrants. Sandor Capital, Sandor Advisors, and Mr. Lemak have shared voting power and shared dispositive power with respect to all shares except that Mr. Lemak has sole voting power and sole dispositive power with respect to the 52,202 shares held directly in his name. The address for these parties is 2828 Routh Street, Suite 500, Dallas, Texas, 75201. This information is based solely on a Schedule 13G/A filed with the SEC on March 6, 2013.

(4)       ICS Opportunities, Ltd. maintains principal offices at 666 Fifth Avenue, New York, New York 10103 and shares voting power and dispositive power with respect to all shares with Millennium International Management LP, Millennium International Management GP LLC, Millennium Management LLC, and Israel A. Englander. The amounts set forth in the table include 222,222 shares of common stock and HOTR Warrants exercisable for 222,222 shares of common stock. This information is based solely on a Schedule 13G/A filed with the SEC on July 16, 2012.

(5)      This amount is based in part on a Schedule 13G filed with the SEC on October 21, 2013 and is based in part on information provided to the Company by the stockholder. Siskey Capital, LLC shares voting power and dispositive power with respect to 120,911 shares, Carolina Preferred Investments III, LLC shares voting power and dispositive power with respect to 295,571 shares, and Todd Beddard shares voting power and dispositive power with respect to all 416,482 shares. The address for these parties is 4521 Sharon Road, Suite 450, Charlotte, North Carolina 28211.

(6)       According to a Schedule 13G/A filed with the SEC on March 4, 2013, Robert B. Prag is the record holder of 115,550 shares of common stock, HOTR Warrants exercisable for 91,985 shares of common stock, 76,000 Class A Warrants exercisable for shares of common stock, and 76,000 Class B Warrants exercisable for shares of common stock. Additionally, according to the same Schedule 13G/A, Del Mar Consulting Group, Inc. Retirement Plan Trust, a trust for which Mr. Prag serves as Trustee, is the record holder of 16,158 shares of common stock, 14,000 Class A Warrants, and 14,000 Class B Warrants. The Schedule 13G/A notes that Mr. Prag and the trust have shared voting power and shared dispositive power with respect to trust shares and Mr. Prag has sole voting power and sole dispositive power with respect to the shares held directly in his name. The address for these parties is 2455 El Amigo Road, Del Mar, California 92014. In addition to the amounts listed above from the March 4, 2013 Schedule 13G/A, Mr. Prag and the trust each acquired additional shares through a private placement in October 2013. Mr. Prag directly acquired an additional 6,700 shares of common stock and the trust acquired an additional 6,633 shares of common stock. These 13,333 private placement shares are included in the total shares beneficially owned in the table. Warrants for 13,333 shares, which also were acquired in the October 2013 private placement, are not included in the total shares beneficially owned in the table because these warrants are not exercisable until October 2014.

(7)       This amount is based on information provided to the Company by the stockholder. This amount includes 137,150 shares of common stock and 265,150 shares of common stock underlying exercisable warrants. This amount does not include warrants for 22,000 shares owned by Mr. Frenkel because such warrants are not exercisable until October 2014. The shares are held by the Equity Trust Company as custodian fbo Leonid Frenkel, and Leonid Frenkel has voting power and dispositive power with respect to all of the securities. The address for Leonid Frenkel is 1600 Flat Rock Road; Penn Valley, Pennsylvania 19072.

(8)       Includes Class A and Class B warrants as follows:

	Shares Owned	Class A Warrants	Class B Warrants	Total
Michael Carroll	5,500	5,500	5,500	16,500
Rusty Page	1,000	1,000	1,000	3,000
Paul I. Moskowitz	3,100	3,100	3,100	9,300
Keith Johnson	1,000	1,000	1,000	3,000

Equity Compensation Plan Information

The following table provides information with respect to securities authorized for issuance under all of the Company’s equity compensation plans as of March 15, 2014.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column) (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	4,000,000	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 4,000,000 shares available for issuance under the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan, which was approved by our stockholders on January 31, 2014.

Item 13:	Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

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

Item 14:	Principal AccountING Fees and Services

Audit Fees

For the fiscal years ended December 31, 2013 and 2012, Marcum LLP. billed the Company for services rendered as the Company’s principal accountant.

We paid the following fees to Marcum LLP for fiscal years 2013 and 2012:

	2013	2012
Audit Fees (1)	$287,800	$165,200
Audit-Related Fees (2)	4,500	—
Tax Fees (3)	—	—
All Other Fees (4)	4,200	—

	$296,500	$165,200

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents and attestation services provided in connection with statutory and other regulatory filings and engagements.
(2)	Audit Related Fees. This category pertains to fees for assurance and related professional services associated with due diligence related to acquisitions.
(3)	Tax Fees. There were no fees for tax services
(4)	Other fees. This category includes other fees for services not included above.

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

Part IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2013 and 2012
•	Consolidated Statements of Operations – For the years ended December 31, 2013 and 2012
•	Consolidated Statements of Stockholders’ Equity at December 31, 2013 and 2012
•	Consolidated Statements of Cash Flows – For the years ended December 31, 2013 and 2012
•	Notes to the Consolidated Financial Statements

(a)(2)	Financial Statements Schedules.

Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

(a)(3)	Exhibits Filed.

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

(b)	Exhibits.

See Exhibit Index.

(c)	Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 31, 2014	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

March 31, 2014	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

March 31, 2014	Director	/s/ Michael Carroll
Michael Carroll

March 31, 2014	Director	/s/ Russell J. Page
Russell J. Page

March 31, 2014	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

March 31, 2014	Director	/s/ Keith Johnson
Keith Johnson

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated September 2013 between the Company and American Roadside Burgers, Inc. (9)

2.2	Share Purchase Agreement dated October 2013 between Company and Manchester Wings Limited (11)

2.3	Tax Covenant to October 2013 Share Purchase Agreement with Manchester Wings Limited (11)

2.4	Subscription Agreement dated November 2013 among the Company, JF Restaurants, LLC and the other parties named therein (12)

2.5	Assignment, Assumption, Joinder and Amendment Agreement dated December 2013 among the Company, JF Franchising Systems, LLC and the other parties named therein (15)

3.1(a)	Certificate of Incorporation (2)

3.1(b)	Certificate of Merger, filed May 2, 2005 (3)

3.1(c)	Certificate of Amendment, filed July 16, 2008 (1)

3.1(d)	Certificate of Amendment, filed March 18, 2011 (4)

3.1(e)	Certificate of Amendment, filed May 23, 2012 (6)

3.1(f)	Certificate of Amendment, filed February 3, 2014 (18)

3.2	Bylaws (2)

4.1	Form of Common Stock Certificate (5)

4.2	Form of Unit Certificate dated June 2012 (7)

4.3	Form of Warrant Agency Agreement dated June 2012 with Form of Warrant Certificate with $6.50 Exercise Price (7)

4.4	Form of 6% Secured Subordinate Convertible Note dated August 2013 (8)

4.5	Form of Warrant for August 2013 Convertible Note with $3.00 Exercise Price (8)

4.6	Form of Warrant for September 2013 Merger Agreement with $5.00 Exercise Price (9)

4.7	Form of Warrant for September 2013 Subscription Agreement with $5.00 Exercise Price (10)

4.8	Form of Warrant for November 2013 Subscription Agreement with $5.50 and $7.00 Exercise Price (13)

10.1	Revolving Credit Facility dated August 10, 2011 between the Company and Paragon Commercial Bank (5)

10.2	Credit Agreement dated April 11, 2013 between the Company and Paragon Commercial Bank

Exhibit	Description
10.3	Form of Franchise Agreement between the Company and Hooters of America, LLC (5)

10.4	Form of Subscription Agreement dated September 2013 (10)

10.5	Form of Subscription Agreement dated November 2013 (13)

10.6	Subscription Agreement dated December 2013 between the Company and Beacher’s LV, LLC (14)

10.7	Right to Purchase Agreement dated December 2013 between the Company and Madhouse Worldwide Investments, LLC (14)

10.8	Brazil Franchise Agreement dated November 27, 2013 between the Company, Wings Brasil Restaurante Ltda., Chanticleer & Wings Brasil Foods Participacoes Ltda., and Hooters of America, LLC

10.9	Agreement and Plan of Merger dated December 31, 2013 between the Company, Hooters of Washington, LLC, and Hooters of Oregon Partners, LLC (16)

10.10	Agreement and Plan of Merger dated January 14, 2014 between the Company, Express Restaurant Holdings, L.L.C., and Dallas Spoon, L.L.C. (17)

10.11*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (18)

21	Subsidiaries of the Company

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012, and (v) the Notes to the Financial Statements

Exhibit	Description
(1)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012.

(2)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507).

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011.

(4)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on March 18, 2011.

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011.

(6)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on May 24, 2012.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012.

(8)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on August 5, 2013.

(9)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on October 1, 2013.

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on October 10, 2013.

(11)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on October 24, 2013.

(12)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on November 5, 2013.

(13)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on November 13, 2013.

(14)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on December 2, 2013.

(15)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on December 12, 2013.

(16)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on January 2, 2014.

(17)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on January 15, 2014.

(18)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on February 4, 2014.

* Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

