Form 10-Q
period 2014-03-31
Chanticleer Holdings, Inc.
filed 2014-05-15
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:	March 31, 2014

Commission File Number:	001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

11220 Elm Lane, Suite 203, Charlotte, NC 28277

(Address of principal executive offices) (zip code)

(704) 366-5122

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of April 30, 2014, was 6,321,933 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$476,100	$442,694
Accounts receivable	173,863	227,181
Other receivable	49,056	50,380
Inventories	432,698	381,408
Due from related parties	113,481	116,305
Prepaid expenses and other current assets	570,184	495,165
TOTAL CURRENT ASSETS	1,815,382	1,713,133
Property and equipment, net	8,522,609	5,620,189
Goodwill	9,168,405	6,496,756
Intangible assets, net	3,408,349	3,424,632
Investments at fair value	43,394	55,112
Other investments	2,551,269	2,491,963
Deposits and other assets	246,918	285,821
TOTAL ASSETS	$25,756,326	$20,087,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,474,735	$835,454
Current maturities of convertible note payable, net of discount of $283,258	216,742	-
Derivative liability	2,006,600	2,146,000
Accounts payable and accrued expenses	2,704,386	2,425,873
Current maturities of capital leases payable	58,717	59,162
Deferred rent	109,699	53,303
Due to related parties	12,191	12,191
TOTAL CURRENT LIABILITIES	6,583,070	5,531,983
Convertible notes payable, net of discount of $ 2,333,333 and $2,583,333, respectively	666,667	416,667
Capital leases payable, less current maturities	89,880	105,918
Deferred rent	1,837,777	1,055,138
Deferred tax liabilities	1,313,450	1,340,000
Long-term debt, less current maturities	196,868	398,906
TOTAL LIABILITIES	10,687,712	8,848,612
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 6,321,933 and 5,387,897 shares at March 31, 2014 and December 31, 2013, respectively	635	541
Additional paid in capital	30,634,438	25,404,994
Other comprehensive loss	(64,342)	(88,370)
Accumulated deficit	(15,923,126)	(14,472,816)
Non-controlling interest	421,009	394,645
TOTAL STOCKHOLDERS' EQUITY	15,068,614	11,238,994
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,756,326	$20,087,606

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenue:
Restaurant sales, net	$5,546,938	$1,642,122
Management fee income - non-affiliates	25,000	25,000
Total revenue	5,571,938	1,667,122
Expenses:
Restaurant cost of sales	1,983,281	627,888
Restaurant operating expenses	3,281,827	980,155
General and administrative expenses	1,614,794	720,210
Depreciation and amortization	364,888	114,224
Total expenses	7,244,790	2,442,477
Loss from operations	(1,672,852)	(775,355)
Other income (expense)
Equity in (losses) of investments	(40,694)	(14,247)
Gain on extinguishment of debt	-	70,900
Realized gains	97,345	-
Miscellaneous income	58,847	2,562
Change in fair value of derivative liabilities	432,100	-
Interest expense	(336,830)	(36,943)
Total other income	210,768	22,272
Loss from operations before income taxes	(1,462,084)	(753,083)
(Provision) expense for income taxes	(8,888)	9,091
Net loss	(1,453,196)	(762,174)
Less: Net loss attributable to non-controlling interest	2,886	24,331
Net loss attributable to Chanticleer Holdings, Inc.	$(1,450,310)	$(737,843)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	$(11,718)	$(23,764)
Foreign translation income	35,746	13,516
Other comprehensive loss	$(1,426,282)	$(748,091)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.24)	$(0.20)
Weighted average shares outstanding, basic and diluted	5,974,495	3,698,896

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,453,196)	$(762,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,888	114,224
Equity in losses of investments	40,694	14,247
Common stock issued for services	228,857	-
Amortization of debt discount	259,442	-
Derivative liability adjustment	(432,100)	-
Decrease in deferred tax liability	(26,550)	-
Amortization of warrants	22,375	48,569
Gain on debt extinguishment	-	(70,900)
Changes in operating assets and liabilities:
Decrease in accounts and other receivables	57,775	95,949
Decrease (increase) in prepaid expenses and other assets	9,293	(42,002)
Decrease in inventory	85,879	48,137
Increase (decrease) in accounts payable and accrued expenses	32,397	(34,400)
Increase in deferred rent	1,688	5,439
Advance from related parties for working capital	-	(37,804)
Net cash used in operating activities	(808,558)	(620,715)

Cash flows from investing activities:
Franchise costs	-	(75,000)
Cash acquired in acquisitions	23,910	-
Purchase of investments	(100,000)	-
Purchase of property and equipment	(67,702)	(23,839)
Net cash used in investing activities	(143,792)	(98,839)

Cash flows from financing activities:
Loan proceeds, net	993,088	-
Decrease in other liabilities	-	(118,987)
Subsidiary capital received	29,250	-
Loan and capital lease repayments	(72,328)	(13,388)
Net cash provided by (used in) financing activities	950,010	(132,375)
Effect of exchange rate changes on cash	35,746	17,474
Net change in cash	33,406	(834,455)
Cash, beginning of period	442,694	1,223,803
Cash, end of period	$476,100	$389,348

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$30,038	$14,294
Income taxes	1,776	-

Non-cash investing and financing activities:
Purchases of businesses:
Current assets excluding cash and cash equivalents	$201,895	$-
Property and equipment	3,122,493	-
Goodwill	2,671,649	-
Trade name/trademarks/franchise fees	60,937	-
Deposits and other assets	25,468	-
Liabilities assumed	(1,128,046)	-
Common stock and warrants issued	(4,978,306)	-
Cash received in excess of cash paid in acquisition	$23,910	$-

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Organization

Chanticleer Holdings, Inc. (the “Company”) was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. Tulvine Systems, Inc. had limited operations and was considered a development stage company until July 2005. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”), Pulse Time Trade (Pty) Ltd. (“PTT”), Crown Restaurants Kft. (“CRK”), American Roadside Burgers, Inc. (“ARB”), West End Wings Ltd. (“WEW”), JF Restaurants, L.L.C (“JFR”), JF Franchising Systems, L.L.C. (“JFFS”), Tacoma Wings, LLC, Jantzen Beach Wings, LLC, Oregon Owl’s Nest, LLC, Dallas Spoon, LLC and Dallas Spoon Beverage, LLC (collectively referred to as the “Company”). On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., and Hooters Emperors Palace (Pty.) Ltd., respectively. On August 30, 2013 and January 8, 2014, the names of KPL and C&S were changed to Hooters SA (Pty) Ltd. and Chanticleer South Africa (Pty) Ltd., respectively. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company has a calendar year-end reporting date of December 31. The accounts of two of its subsidiaries, JFR and WEW, are consolidated based on either a 52- or 53-week period ending on the Sunday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar year-end and the Company’s two subsidiaries year-end of December 29, 2013 that materially affected the Company’s financial position, results of operations, or cash flows. For the quarter ended March 31, 2013, the Company and all of its consolidated subsidiaries reported on a calendar quarter-end. For the quarter ended March 31, 2014, the Company and all subsidiaries reported on a calendar quarter-end with the exception of two non-calendar year-end subsidiaries, whose fiscal quarter each consisted of operations commencing December 30, 2013 and ending March 23 and March 30, 2014, respectively. No events occurred from these periods to March 31, 2014 that materially affect the Company’s financial position, results of operations, or cash flows.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY, MANAGEMENT’S PLANS AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company had current assets of $1,815,382, current liabilities of $6,583,070, and a working capital deficit of $4,767,688. The Company incurred a loss of $1,450,310 during the three months ended March 31, 2014 and had an unrealized loss from available-for-sale securities of $11,718 and foreign currency translation gains of $35,746, resulting in a comprehensive loss of $1,426,282. The Company has historically met its liquidity requirements through the sale of equity and debt securities, and has also obtained funding at the subsidiary level for certain locations and joint ventures. The Company anticipates raising additional capital from one or more such sources during the remainder of 2014, although there can be no assurance that it will be able to do so.

The Company's corporate general and administrative expenses were $1,614,794 for the first three months of 2014, including $251,232 non-cash expenses comprised of common stock issued for services and amortization of warrants. The expenses averaged approximately $1.0 million per quarter in 2013, including approximately $1.1 million non-cash expenses. The Company expects costs to increase as we expand our footprint domestically and internationally in 2014, however we expect costs to decrease as a percent of sales. Effective October 1, 2011, the Company acquired majority control of the initial three restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013, and 56% of JFR and JFFS, owners of Just Fresh, a Charlotte, North Carolina-based casual dining concept, in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014, the Company closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon and a gaming facility operated through the Oregon Lottery system, as well as Spoon Bar and Kitchen in Dallas, Texas. In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting fully in the third quarter of 2013. The Company also has earned 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney. During April 2014, the Company purchased an additional 11% of the Hooters location in Campbelltown from our Australian partner, increasing our ownership to 60%. Construction is also underway on two additional Hooters Australia locations under the same terms (the Company will hold a 60% interest in each) to open late in the second quarter of 2014. The Company also has a 5% interest in Beacher’s Madhouse, a variety show, which opened in Las Vegas, Nevada at the end of 2013.

The Company has a note with a balance at March 31, 2014 of $207,813 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which was due in April 2014 and for which an extension is currently being negotiated. As of March 31, 2014, the balance on the line of credit is $465,000. In February 2014 the Company secured a note with a bank for $500,000 due on August 10, 2014. The Company also has $3,000,000 of convertible debt which the Company used for our purchase of the Hooters Nottingham (United Kingdom) location On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering. These investors received 3 year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt was recorded as a derivative liability. The Company closed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. In March 2014, the Company received proceeds of $500,000 from convertible debt which was used for continuing the Company’s growth and for working capital. The investor was issued 15% Secured Subordinate Convertible Notes and received five year warrants to purchase up to 30% of the number of shares of common stock issued upon conversion of the 2014 note exercisable at $5.25 per share. The conversion feature of the convertible debt and warrants was recorded as a derivative liability. In addition the Company has a note with at balance at March 31, 2014 of $125,000 owed to an outside company. The Company’s South African subsidiaries have bank overdraft and term facilities of $349,171 and ARB has a bank note payable of $24,531. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the investors an aggregate of 666,667 Units at a purchase price of $3.75 per unit. Each Unit consists of one share of the Company’s common stock and one five-year warrant, exercisable after twelve months, to purchase one share of common stock at an initial exercise price of $5.00. The Company employed a placement agent for the purpose of the private placement, and paid to the placement agent commissions in the total amount of $150,000 and five year warrants convertible into an aggregate of 40,000 shares.

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

On January 31, 2013, the Company settled outstanding liabilities of approximately $170,000 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities”. Upon making a payment of approximately $99,000, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of approximately $71,000, which is presented in our financial statements as other income.

In order to execute the Company’s long-term growth strategy, which includes continued expansion of the Company’s business by acquisition or developing or constructing, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The current constraints of cash flow from operations and the requirements to raise funds raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive shares outstanding.

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of March 31, 2014 and 2013, that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	As of March 31,
	2014	2013
Warrants	8,244,331	5,001,458
Convertible notes payable	1,042,500	-
Convertible Interest	35,442	-
Totals	9,322,273	5,001,458

RECLASSIFICATIONS

Certain amounts in the prior period have been reclassified to confirm to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At April 30, 2014, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITIONS

The Company completed the following acquisitions:

•	American Roadside Burgers, effective September 30, 2013;
•	West End Wings, LTD (Hooters Nottingham), effective November 7, 2013;
•	Just Fresh, effective December 10, 2013;
•	Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, effective January 31, 2014; and
•	Dallas Spoon, LLC and Dallas Spoon Beverage, LLC, effective January 31, 2014.

American Roadside Burgers (“ARB”)

On September 30, 2013, the Company entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5.00 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. In connection with this acquisition and the related management team, the Company acquired a strategic opportunity to participate in a high-growth space with an already established brand. The Company’s plan is to continue to expand the American Roadside chain as future opportunities occur, which has the potential to bring additional revenue and profits to the Company in the future. During March and April 2014, the Company began doing business as American Burger Co. at the two Charlotte ARB locations.

The acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”. The condensed consolidated statements of operations include the results of the ARB operations beginning October 1, 2013. The assets acquired and the liabilities assumed were recorded at September 30, 2013 at estimated fair values based on information currently available and based on certain assumptions as to future operations.

West End Wings (“WEW” or “Hooters Nottingham”)

On November 6, 2013, the Company closed the purchase of West End Wings LTD, which is the owner of the Nottingham, England Hooters restaurant location. The purchase price paid by the Company for WEW was $3,150,000.

The acquisition was accounted for using the purchase method in accordance with ASC 805 “Business Combinations”. The condensed consolidated statements of operations include the results of the Hooters Nottingham operations beginning November 7, 2013. The assets acquired and the liabilities assumed were recorded at November 6, 2013 at estimated fair values as determined by the Company’s management.

Just Fresh (“JF”)

On November 5, 2013, the Company entered into a Subscription Agreement with JFR and JFFS, for the purchase of a 51% ownership interest in each entity, for a total purchase price of $560,000. The transaction closed on December 10, 2013 with the execution of an Assignment, Assumption, Joinder, and Amendment Agreement with both JFR and JFFS. On December 11, 2013, the Company purchased an additional 5% interest in both JFR and JFFS from an original interest holder for the total purchase price of $30,000, increasing the Company’s ownership interest in JFR and JFFS to a total of 56%.

Just Fresh currently operates six restaurants in the Charlotte, North Carolina area that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

Tacoma Wings, Jantzen Beach Wings and Oregon Owl’s Nest (“Hooters Pacific NW”)

On January 31, 2014, pursuant to an Agreement and Plan of Merger executed on December 31, 2013, the Company completed the acquisition of all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, which owned and operated the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively. These entities were purchased from Hooters of Washington, LLC and Hooters of Oregon Partners, LLC (collectively, the “Hooters Sellers”) for a total purchase price of 680,272 Company units, with each unit consisting of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half of the warrants are exercisable at $5.50 and half of the warrants are exercisable at $7.00. As part of this transaction, the Hooters Sellers were granted registration rights with respect to the Company’s common stock issued and underlying the warrants, and franchise rights and leasehold rights to the locations were transferred to the Company.

Dallas Spoon and Dallas Spoon Beverage (“Spoon”)

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

The acquisitions were accounted for using the purchase method of accounting and, accordingly, the condensed consolidated statements of operations include the results of these operations from the dates of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information currently available and based on certain assumptions as to future operations as follows:

		2013 Acquisitions		2014 Acquisitions
				Hooters
	ARB	WEW	JF	Pacific NW	Spoon	Total

Consideration paid:
Common stock	$3,611,126	$-	$-	$2,891,156	$828,750	$7,331,032
Warrants	1,710,077	-	-	978,000	280,400	2,968,477
Cash	-	3,150,000	590,000	-	-	3,740,000
Total consideration paid	5,321,203	3,150,000	590,000	3,869,156	1,109,150	14,039,509

Current assets, excluding cash	281,574	151,546	42,206	112,078	89,817	677,221
Property and equipment	3,000,122	20,493	242,531	2,731,031	391,462	6,385,639
Goodwill	2,550,611	3,124,507	425,151	1,951,909	719,740	8,771,918
Trademark/trade name/franchise fee	1,784,443	-	1,010,000	60,937	-	2,855,380
Deposits and other assets	98,035	-	-	20,275	5,193	123,503
Total assets acquired, less cash	7,714,785	3,296,546	1,719,888	4,876,230	1,206,212	18,813,661
Liabilities assumed	(1,490,288)	(337,831)	(282,317)	(1,009,348)	(118,698)	(3,238,482)
Deferred tax liabilities	(956,000)	-	(384,000)	-	-	(1,340,000)
Non-controlling interest	-	-	(463,571)	-	-	(463,571)
Common stock and warrants issued	(5,321,203)	-	-	(3,869,156)	(1,109,150)	(10,299,509)
Cash paid	-	(3,150,000)	(590,000)	-	-	(3,740,000)
Cash received in excess of cash paid	$52,706	$191,285	$-	$2,274	$21,636	$267,901

Unaudited pro forma results of operations for the quarter ended March 31, 2014 and 2013, as if the Company had acquired majority ownership of the operation on January 1 of each year is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended
	March 31,
	2014	2013

Net revenues	$6,058,859	$5,650,789
Loss from continuing operations	(1,505,272)	(1,070,811)
Loss attributable to non-controlling interest	(2,886)	(47,251)
Net loss	$(1,508,158)	$(1,118,062)
Net loss per share, basic and diluted	$(0.25)	$(0.30)
Weighted average shares outstanding, basic and diluted	5,974,495	3,698,896

4.	INVESTMENTS

INVESTMENTS AT FAIR VALUE CONSIST OF THE FOLLOWING AT MARCH 31, 2014 AND DECEMBER 31, 2013.

	March 31,	December 31,
	2014	2013
Available-for-sale investments at fair value	$43,394	$55,112
Total	$43,394	$55,112

AVAILABLE-FOR-SALE SECURITIES

Activity in our available-for-sale securities may be summarized as follows:

	March 31,	December 31,
	2014	2013
Cost at beginning and end of periods	$263,331	$263,331
Unrealized loss	(219,937)	(208,219)
Total	$43,394	$55,112

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Loss
		Holding	Fair	Holding	on
	Cost	Losses	Value	Loss	Sale
March 31, 2014
Appalachian Mountain Brewery	1,500	31,332	32,832	-	-
North American Energy	126,000	(123,200)	2,800	-	-
North American Energy	10,500	(9,900)	600	-	-
North American Energy	125,331	(118,169)	7,162	-	-
	$263,331	$(219,937)	$43,394	$-	$-

December 31, 2013
Appalachian Mountain Brewery	1,500	43,050	44,550	-	-
North American Energy	126,000	(123,200)	2,800	-	-
North American Energy	10,500	(9,900)	600	-	-
North American Energy	125,331	(118,169)	7,162	-	-
	$263,331	$(208,219)	$55,112	$-	$-

Appalachian Mountain Brewery (“AMB”), formerly North Carolina Natural Energy, Inc. (“NCNE”) – AMB is a successor to NCNE and is currently traded under the ticker HOPS. AMB began trading under this symbol on January 7, 2014, previously it was traded under ticker NCNE on the OTC stock market. As of March 31, 2014, the Company held 7,200 shares of AMB stock with a closing price of $4.56 per share. As of December 31, 2013, the Company held 16,200 shares of AMB with a closing price of $2.75 per share. AMB makes craft beer with plans to expand its distribution network. AMB expects to have a food service line in addition to its beer products. NCNE was a successor to Remodel Auction Incorporated whose business was discontinued. The Company originally received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011. The shares were valued at $1,500 based on NCNE’s valuation as a shell and the Company did not adjust the cost upon the change to AMB.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. ("NAEY") which were valued at $126,000 based on the closing price of NAEY on the date of the trade. At March 31, 2014 and December 31, 2013, the stock was $0.004 per share, and the Company recorded an unrealized loss of $123,200 based on the Company's determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. At March 31, 2014 and December 31, 2013, the Company recorded an unrealized loss of $9,900, based on the market value at the time. At December 31, 2011, the shares were valued at $18,000 and the Company recorded unrealized appreciation of $7,500.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. At March 31, 2014 and December 31, 2013, the Company recorded an unrealized loss of $118,169, based on the market value of the securities.

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT MARCH 31, 2014 AND DECEMBER 31, 2013.

	March 31,	December 31,
	2014	2013
Investments accounted for under the equity method	$1,001,269	$941,963
Investments accounted for under the cost method	1,550,000	1,550,000
Total	$2,551,269	$2,491,963

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Activity in investments accounted for using the equity method is summarized as follows:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2014	2013

Balance, beginning of year	$941,963	$1,066,915
Equity in losses	(40,694)	(125,017)
New investments	100,000	100,000
Return of capital	-	(99,935)
Balance, end of period	$1,001,269	$941,963

Equity investments consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$550,782	$483,603
Second Hooters location (49%) - Australia	358,833	384,605
Third Hooters location (49%) - Australia	91,654	73,755
	$1,001,269	$941,963

Equity in losses from equity investments during the three months ended March 31, 2014 and 2013 follows:

	Three months ended March 31,
	2014	2013
Equity in losses:
Australia locations (49%)	(40,694)	(14,247)
	$(40,694)	$(14,247)

The summarized financial data below includes the Hoot Campbelltown location in Australia, which we owned 49% of at March 31, 2014 and 2013 and the two Hooters locations under construction which we own 49% of at March 31, 2014 and have incurred certain pre-opening costs. Subsequent to the end of the fiscal quarter, we increased our ownership of the Campbelltown location and the two other Hooters locations under construction in Australia to 60% each.

:

	Three months ended March 31,
	2014	2013
Revenue	$501,835	$634,574
Gross profit	354,360	444,896
Recurring expenses	370,321	473,972
Pre-opening costs	67,086	-
Loss from continuing operations	(83,047)	(29,076)
Net loss	(83,047)	(29,076)

The summarized balance sheets for the three locations in Australia of which we owned 49% at March 31, 2014 and December 31, 2013 follows:

	March 31,	December 31,
	2014	2013
ASSETS
Current assets	$380,913	$362,085
Non-current assets	3,302,545	3,089,230
TOTAL ASSETS	$3,683,458	$3,451,315
LIABILITIES
Current liabilities	$879,637	$972,885
PARTNER'S EQUITY	2,803,821	2,478,430
TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,683,458	$3,451,315

CHA (Hoot Campbelltown Pty. Ltd, Hoot Townsville Pty. Ltd. and Hoot Surfers Paradise Pty. Ltd.) – CHA entered into a partnership with the current local Hooters franchisee in Australia in which CHA will own 49% and its partner own 51%. The local partner will also manage the restaurants. The first location, Hoot Campbelltown Pty. Ltd. opened in Campbelltown, a suburb of Sydney, in January 2012. The second and third locations are under construction with plans to open late in the second quarter of 2014. Subsequent to the end of the fiscal quarter, we increased our ownership of the Campbelltown location and the two other Hooters locations under construction in Australia to 60% each.

INVESTMENTS ACCOUNTED FOR USING THE COST METHOD

A summary of the activity in investments accounted for using the cost method follows.

	March 31,	December 31,
	2014	2013
Investments at cost:
Balance, beginning of year	$1,550,000	$1,050,000
New investments	-	500,000
Total	$1,550,000	$1,550,000

Investments at cost consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Chanticleer Investors, LLC	$800,000	$800,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
Beacher's Madhouse	500,000	500,000
	$1,550,000	$1,550,000

Chanticleer Investors LLC - The Company sold half of its investment in Investors LLC in May 2009, which reduced its ownership from 23% to 11.5%. Accordingly, in May 2009, the Company discontinued accounting for this investment using the equity method and began to account for the investment using the cost method. In December 2010, the Company sold an additional $75,000 of its investment at cost.

On April 18, 2006, the Company formed Investors LLC and sold units for $5,000,000. Investors LLC’s principal asset was a convertible note in the amount of $5,000,000 with Hooters of America, Inc. (“HOA”), collateralized by and convertible into 2% of Hooters common stock. The original note included interest at 6% and was due on May 24, 2009. The note was extended until November 24, 2010 and included an increase in the interest rate to 8%.

The Company owned $1,150,000 (23%) of Investors LLC until May 29, 2009 when it sold half of its share for $575,000. Under the original arrangement, the Company received 2% of the 6% interest as a management fee ($25,000 quarterly) and 4% interest on its investment ($11,500 quarterly). Under the extended note and revised operating agreement, the Company received a management fee of $6,625 quarterly and interest income of $11,500 quarterly until it was repaid in January 2011.

On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC ("HOA LLC") and completed the acquisition of HOA and Texas Wings, Inc. ("TW"). Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing. Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which was the Company's share). One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly. In July 2012, the Company acquired an additional interest of $300,000, at cost, from one of the partners for cash, which increased our ownership to approximately 22% of Investors LLC as of March 31, 2014 and December 31, 2013.

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

Beacher's Madhouse – In December 2013, the Company acquired a 5% minority interest in Beacher’s, a variety show and nightclub experience, for $500,000. Beacher’s opened in late 2013 at an 8,500 square-foot performance theater located in the MGM Grand Hotel & Casino located on the strip in Las Vegas. Prior to the Las Vegas opening, the show was located in Los Angeles, California, and in which the Company has no stake. The Company also received the right to participate in the financing of up to 25% offered to third party investors in any new Beacher's Madhouse location as well as the exclusive rights to the United Kingdom, South Africa and Australia.

Based on the current status of this investment, the Company does not consider the investment to be impaired.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Office and computer equipment	$51,746	$50,780
Furniture and fixtures	47,686	47,686
Restaurant furnishings and equipment	9,906,867	6,716,666
	10,006,299	6,815,132
Accumulated depreciation	(1,483,690)	(1,194,943)
	$8,522,609	$5,620,189

Restaurant furnishings and equipment consists of leasehold improvements, and bar, kitchen and restaurant equipment used in our restaurant locations.

Capital lease assets are included in the totals above and consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Capital lease assets	$270,567	$263,392
Accumulated depreciation	(126,196)	(104,946)
	$144,371	$158,446

Three months ended March 31:
Depreciation expense	$21,250	$13,289

6.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill is summarized by location as follows:

	March 31,	December 31,
	2014	2013

South Africa	$396,487	$396,487
ARB	2,550,611	2,550,611
WEW (Nottingham)	3,124,507	3,124,507
JF	425,151	425,151
Hooters Pacific NW	1,951,909	-
Spoon	719,740	-
	$9,168,405	$6,496,756

Goodwill resulted from the excess paid over the fair value of the net assets acquired for the three operating restaurants in South Africa effective October 1, 2011, our ARB, Just Fresh and WEW acquisitions as of September 30, 2013, November 6, 2013 and December 10, 2013 respectively, and our acquisitions of Hooters Pacific NW and Spoon as of January 31, 2014.

OTHER INTANGIBLE ASSETS

Franchise cost for the Company’s Hooters restaurants and trademark/trade name for the Company’s Just Fresh and ARB entities consists of the following at March 31, 2014 and December 31, 2013. The Company is amortizing these franchise costs from the opening of each restaurant for the 20-year term of the franchise agreement with HOA and the trademark/trade name over its estimated 10-year useful lives.

	March 31,	December 31,
	2014	2013

Franchise cost:
South Africa	$448,888	$448,888
Brazil *	135,000	135,000
Hungary	106,506	106,506
Hooters Pacific NW	60,937	-
	751,331	690,394
Trade name/trademark:
Just Fresh	1,010,000	1,010,000
ARB	1,784,220	1,784,327
	2,794,220	2,794,327
Total intangible cost	3,545,551	3,484,721
Accumulated amortization	(137,202)	(60,089)
Intangible assets, net	$3,408,349	$3,424,632

Three months ended March 31, 2014 and 2013:

Amortization expense	$76,220	$5,133

Amortization for franchise costs and trade name/trademarks are as follows:

March 31,	Franchise fee	Trade name	Total
2014	$33,770	$279,427	$313,197
2015	33,770	279,427	313,197
2016	33,770	279,427	313,197
2017	33,770	279,427	313,197
2018	33,770	279,427	313,197
Thereafter	380,030	1,327,334	1,707,364
Totals	$548,880	$2,724,469	$3,273,349

* The Brazil franchise cost is not being amortized until we open a restaurant.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	March 31,	December 31,
	2014	2013

Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company's assets and guaranteed by an officer of the Company	$207,813	$218,119

Line of credit to a bank, expires April 10, 2014, interest rate of Wall Street Journal Prime (3.25% as of March 31, 2014) plus 1%, floor rate of 5%	465,000	472,000

Note payable to a bank due interest only at a 5% rate; balloon principal payment due August 10, 2014; collateralized by substantially all of the Company's assets and guaranteed by an officer of the Company	500,088	-

Note payable to a bank, matures August 5, 2014, interest rate of Wall St. Journal Prime (3.25% as of March 31, 2014) plus 1%	24,531	38,614

Loan agreement with an outside company on December 23, 2013, interest at 1% per month, accrued interest and principal due February 23, 2014, unsecured	125,000	150,000

Bank overdraft facility; unsecured; maximum facility $260,000; interest rate 11% at March 31, 2014	88,532	79,372

Term facility with monthly payments of $5,000, including interest at 10.3% at March 31, 2014; due June 14, 2016	123,007	133,448

Term facility dated December 1, 2013; monthly payments of $3,172 including interest at 12.5%; Due December 1, 2018; secured by a bond on all moveable assets at our Pretoria, South Africa location and partially guaranteed by our CEO	137,632	142,807

	1,671,603	1,234,360
Current portion of long-term debt	1,474,735	835,454
Long-term debt, less current portion	$196,868	$398,906

On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an additional $500,000 revolving credit facility with a one-year term from the closing date. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility expired on April 10, 2014.

The Company is currently negotiating with the lender to extend the debt with an expiration date of April 10, 2014. The lender has not issued a formal notice of default to the Company.

Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (3.25% as of March 31, 2014) plus 1.00%. All unpaid principal and interest are due one (1) year after the closing date. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

In addition, in February 2014 the Company secured a note with Paragon for $500,000 due on August 10, 2014. The note bears interest at a 5% annual rate, payments of interest only are due monthly until the due date.

This increases the Company’s aggregate obligation to Paragon to approximately $1.2 million at March 31, 2014.

ARB entered into a term note with TD Bank in 2008 for $300,000, which has a balance of $24,531 at March 31, 2014 and has a maturity date of August 4, 2014. The interest rate is 1.75% above the Wall Street Journal prime rate (3.25%), and the monthly principal and interest payment is $4,836, subject to adjustment by TD Bank, except for the last payment which shall be the unpaid balance at maturity. The term note is personally guaranteed by two former shareholders of ARB, and TD Bank has a first lien on all ARB’s assets.

On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000, due on February 23, 2014. Interest is compounded monthly at a rate of 1%. As of February 23, 2014, the Company was not in compliance with the terms of this note due to non-payment of principal and interest. On March 21, 2014, the Company paid the note holder $25,000 of principal and $4,751 of accrued interest. However, the note holder has not issued a formal notice of default to the Company.

8.	cONVERTIBLE NOTEs PAYABLE

Convertible notes payable at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(2,333,333)	(2,583,333)
15% Convertible notes payable issued in March 2014	500,000	-
Discounts on above convertible note	(283,258)	-
	883,409	416,667
Current portion of convertible notes payable	(216,742)	-
Convertible notes payable, less current portion	$666,667	$416,667

On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes (“Notes”) for a total of $3,000,000 in a private offering collateralized by the assets of the Hooters Nottingham restaurant. The funding from the private offering was used exclusively for the acquisition of the Hooters Nottingham restaurant location (acquisition described in Note 3). The Notes have the following principal terms:

•	the principal amount of each Note shall be repaid within 36 months of the issuance date at a non-compounded 6% interest rate per annum payable quarterly beginning on the original issue date and continuing thereafter until the maturity date;
•	the Note holders shall receive 10%, pro rata, of the net profit of the Hooters Nottingham restaurant, paid quarterly for the life of the location, and 10% of the net proceeds should the location be sold;
•	the consortium of investors received a total of 300,000 three-year warrants, exercisable at $3.00 per share;

•	Beginning six months after the original issue date and until this debenture is no longer outstanding, each Note holder may convert his or her Note into shares of the Company’s common stock (at 90% of the average closing price ten days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering).The conversion price is subject to a floor of $1.00 per share;
•	each Note holder has the right to redeem the Note for a period of sixty days following the eighteen month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen months after the issuance of the Note. In connection with the issuance of the Note, the Company also issued warrants for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share through August 2, 2016.

The Company completed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013.

The fair value of the embedded conversion feature and the warrants is $2,265,600 and $884,600, respectively, and the aggregated total equal $3,150,200. Consequently, upon issuance of the Note, a debt discount of $3,000,000 was recorded and the original difference of $150,200, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

The fair value of the embedded conversion feature and the warrants each was estimated using the Black-Scholes option-pricing model which approximated the Binomial Lattice model. Key assumptions used to apply this pricing model during the three months ended March 31, 2014 were as follows:

Risk-free interest rate	0.15%-0.79%
Expected life	1-5 years
Expected volatility	62%-89%

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities of comparable companies. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

In March 2014, the Company entered into an agreement whereby the Company issued a convertible promissory note for a total of 500,000. The note accrues monthly interest of 1.25% until the date the note is converted. The note is convertible into the Company’s common stock (at 85% of the offering price in a future offering or 85% of the VWAP). The conversion price is subject to a floor of $3.00 per share. If not converted, the note matures one year from the issuance date.

In connection with the issuance of the March 2014 convertible promissory note, the Company also issued to the investors warrants to purchase up to 30% of the number of shares of Common Stock issued upon conversion of the 2014 note, exercisable at $5.25 per share for a period of up to 5 years from the Note's original issuance date.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $9,442. The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The debt discount is charged back to interest expense ratably over the term of the convertible note.

9.	Capital Leases Payable

Capital leases payable at March 31, 2014 and December 31, 2013 is associated with the South African operations and consists of the following:

	March 31,	December 31,
	2014	2013

Capital lease payable, due in 49 monthly installments of $1,081, including interest at 10%, through April 2016	$25,939	$28,589

Capital lease payable, due in 32 monthly installments of $800 including interest at 10%, through November 2014	6,352	8,627

Capital leases payable, due in 34 monthly installments of $1,560, including interest at 11.5%, through July 2016	44,420	46,721

Capital lease payable, due in 34 monthly installments of $2,200, including interest at 11.5%, through November 2016	61,580	66,354

Capital lease payable, due in 36 monthly installments of $1,022, including interest at 10%, through February 2015	10,306	14,789
Total capital leases payable	148,597	165,080
Current maturities	58,717	59,162
Capital leases payable, less current maturities	$89,880	$105,918

The current capital leases cover point of sale and other equipment for five of the South African restaurants. Annual requirements for capital lease obligations are as follows:

March 31,	Amount
2015	$58,717
2016	57,063
2017	32,817
Total minimum lease payments	148,597
Less: amount representing interest	(12,140)
Present Value of Net Minimum Lease Payments	$136,457

10.	Stockholders’ Equity

The Company has 45,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2014 and December 31, 2013, and 6,321,933 shares issued and 5,387,897 shares outstanding at March 31, 2014 and December 31, 2013, respectively.

2014 Transactions

On January 31, 2014, pursuant to an Agreement and Plan of Merger executed on December 31, 2013, the Company completed the acquisition of all of the outstanding shares of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, which owned and operated the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon and a gaming facility operated through the Oregon Lottery system (collectively “Hooters Pacific NW”) for a total purchase price of 680,272 Company units, valued at approximately $3.9 million, with each unit consisting of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half of the warrants are exercisable at $5.50 and half of the warrants are exercisable at $7.00. As a part of this transaction, the sellers were granted registration rights with respect to the Company’s common stock issued and underlying the warrants.

Also on January 31, 2014, pursuant to an Agreement and Plan of Merger executed on January 14, 2014, the Company completed the acquisition of all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage, LLC from Express Restaurant Holdings, LLC and Express Restaurant Holdings Beverage, LLC. The purchase price of 195,000 Company units, valued at approximately $1.1 million, was paid to Express Working Capital, LLC (“EWC”); the units consist of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half of the warrants are exercisable at $5.50 and half of the warrants are exercisable at $7.00. As part of this transaction, EWC was granted registration rights with respect to the Company’s common stock issued and underlying the warrants.

During the first three months of 2014 the Company issued 58,764 shares valued at $228,857 for investor relations services.

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

During October 2013, 15,000 common stock shares valued at $62,500 were issued for investor relations services.

On November 5, 2013, the Company entered into a Subscription Agreement with JFR and JFFS for the purchase of a 51% ownership interest in each entity, for a total purchase price of $560,000. The transaction closed on December 10, 2013 with the execution of an Assignment, Assumption, Joinder, and Amendment Agreement with both JFR and JFFS. On December 11, 2013, the Company purchased an additional 5% interest in both JFR and JFFS from an original interest holder for the total purchase price of $30,000, increasing the Company’s ownership interest in JFR and JFFS to a total of 56%.

On November 7, 2013, the Company entered into a Subscription Agreement with three accredited investors, pursuant to which the Company sold to the Investors an aggregate of 160,000 Units at a purchase price of $5.00 per Unit, closing an $800,000 private placement. Each unit consists of one share of the Company’s common stock, $0.001 par value per share and one five-year warrant to purchase one share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of $5.50, while the remaining half (80,000) of the warrants are available at an initial exercise price of $7.00. The Company has paid a placement fee by issuing an aggregate of 80,000 five- year warrants valued at approximately $312,000 using the Black-Scholes model.

On November 26, 2013, the Company finalized a Subscription Agreement (the “Beacher’s Subscription Agreement”) with Beachers’ LV, LLC (“Beachers”), whereby the Company subscribed for five units, with each Unit consisting of a 1% membership interest in Beachers. The total capital contribution made by the Company to Beachers was $500,000. In connection with the Subscription Agreement, the Company executed a Right to Purchase Agreement with Madhouse Worldwide Investments, LLC (“MWI”) whereby the Company issued fifty three thousand three hundred and thirty four (53,334) shares of the Company’s common stock, valued at approximately $260,000, to MWI or its assigns, in exchange for a two-year option to purchase up to 25% of any ownership interest in any future Beacher’s nightclub to be offered to third party investors, and a three-year exclusive option to propose funding, participate in funding, and open future Beacher’s nightclubs in South Africa, Australia, and the United Kingdom. The Company also issued an aggregate of 50,000 five-year warrants valued at approximately $176,000 using the Black-Scholes model.

11. RELATED PARTY TRANSACTIONS

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013

Chanticleer Dividend Fund, Inc.	$67,401	$69,281
Chanticleer Investors	65	1,207
Hoot SA II, III, IV LLC	46,015	45,817
	$113,481	$116,305

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

Hoot SA I, LLC	$12,191	$12,191
	$12,191	$12,191

Chanticleer Investors LLC

Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4).

Chanticleer Investors II LLC

The Company manages Investors II and earned management income of $0 and $61,743 in the three months ended March 31, 2014 and 2013, respectively. The operations were discontinued in 2013.

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

North American Energy Resources, Inc. ("NAEY")

Mr. Pruitt became CEO and a director of NAEY during 2010 and the Company received 150,000 common shares for management services. The shares were valued at $10,500, based on the trading price of NAEY at the time. Mr. Pruitt resigned as CEO of NAEY in December 2010 and remains a director. During June 2011, Mr. Pruitt contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer.

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and was entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation (“SA Profits”) of each of the locations until payout. As of March 31, 2014, Avenel Financial Group, Inc. has received an aggregate of $6,441 in SA Profits and $49,816 in return of investment under the same terms as the other limited partners.

12.	SEGMENTS OF BUSINESS

We announced our intention to exit investment management and consulting services businesses in the first quarter of fiscal 2013 and completed the exit during the second quarter of 2013. Accordingly, at December 31, 2013, we no longer report by segment.

The following are revenues, and operating loss for the three months ended March 31, 2014 and 2013 by geographic area and long-lived assets as of March 31, 2014 and December 31, 2013 by geographic area:

Three months ended March 31, 2014 and 2013

Revenue:	2014	2013
United States	$2,860,718	$25,000
South Africa	1,641,086	1,436,037
Europe	1,070,134	206,085
	$5,571,938	$1,667,122

Net loss:	2014	2013
United States	$(1,356,599)	$(612,106)
South Africa	(81,700)	(63,095)
Europe	(12,011)	(62,642)
	$(1,450,310)	$(737,843)

As of March 31, 2014 and December 31, 2013

Long-lived assets, end of period:	2014	2013
United States	$16,686,598	$11,065,386
South Africa	2,102,704	2,191,584
Europe	4,004,818	4,029,985
Australia	1,001,269	941,963
Brazil	145,555	145,555
	$23,940,944	$18,374,473

13.	COMMITMENTS AND CONTINGENCIES

Effective August 1, 2010, the Company extended its office lease agreement for its office for a term of one year with monthly lease payments of $2,100. Since August 1, 2011, the office lease continues at the same rate on a month-to-month basis. On July 1, 2012, the Company signed a one year office lease agreement for a satellite office in Florida for one year at a monthly rate of $800; the lease was not renewed upon its expiration in June, 2013.

The Company leases the land and buildings for its restaurants through its subsidiaries over various terms. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Rent obligations for our restaurants are presented below for the years ended March 31:

2015	$1,983,226
2016	1,966,150
2017	1,764,299
2018	1,421,194
2019	1,405,245
thereafter	6,929,338
Totals	$15,469,452

Substantially all rent expense is for our restaurant operations and amounts to $486,648 and $193,585, for the three months ended March 31, 2014 and 2013, respectively.

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all others similarly situated, filed a lawsuit against the Company, Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (the “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (the “Underwriter Defendants”), and Creason & Associates P.L.L.C. (“Creason”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  Howard seeks unspecified damages, reasonable costs and expenses incurred in this action, and such other and further relief as the Court deems just and proper.  On October 31, 2012, the Company and the Individual Defendants retained Stanley Wakshlag at Kenny Nachwalter, P.A. to represent them in this litigation. On December 12, 2012, Howard filed a Motion to Appoint himself lead Plaintiff and to approve his selection of The Rosen Law Firm, P.A. as his counsel.  An Order appointing Francis Howard and the Rosen Law Firm as lead Plaintiff and lead Plaintiff’s counsel was entered on January 4, 2013.   On February 19, 2013, Plaintiff filed an Amended Complaint alleging similar claims to those previously asserted.  On May 20, 2013, the Plaintiff filed a Notice of Voluntary Dismissal without prejudice of Defendants Dawson James Securities, Inc. and Merriman Capital, Inc. On September 17, 2013, Judge Cohn denied the Defendants’ Motions to Dismiss and ordered that Defendants file Answers to Plaintiff’s Amended Class Action Complaint by October 8, 2013, and that the trial be set for the two-week period commencing May 12, 2014. The Company and Individual Defendants filed an Answer to Plaintiff’s Amended Class Action Complaint on October 7, 2013.  A Scheduling Order was entered on October 8, 2013 after a Scheduling Conference was held, whereby a timeframe was set for Disclosures, Mediation, Joinder of Parties and Amendment of Pleadings, Discovery, and Pre-Trial Motions. The parties have made initial disclosures, and document requests and interrogatories have been served. On December 18, 2013, the parties filed a Joint Status Report Relating to Mediation, whereby the parties disclosed details of a class-wide settlement of this action. The parties have agreed on a total settlement amount of $850,000, with $837,500 to be paid by the Company’s insurance carrier and $12,500 to be paid by Creason, subject to court approval. All parties have executed a definitive settlement agreement consistent with terms previously disclosed, which was  filed with the court on March 31, 2014, along with a request seeking preliminary approval of the settlement. Preliminary approval was received from the court on April 23, 2014. The final hearing is set for August 14, 2014. The amount of $837,500 was paid by the Company’s insurance carrier into an escrow account. The Company has and will continue to vigorously defend itself in this matter.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014.

On April 1, 2013, the Company received a subpoena from the SEC, requesting various corporate documents relating to operations.  The Company intends to fully cooperate with the subpoena.

In connection with our 2011 acquisitions of the South African entities (whereby, on October 1, 2011, Rolalor, Alimenta 177(Pty.) Ltd. and Labyrinth transferred their respective net assets to the newly formed entities controlled by the Company), the Company believes the purchase and sale with the seller was accomplished in accordance with the laws and regulations of the taxing authorities in South Africa. However, there can be no absolute assurance as to whether the business acquired continues to have any outstanding tax and regulatory filing requirements, (i.e. not filed certain corporate tax returns for previous years) as well as whether the local authorities could seek to recover any unpaid taxes, interest, penalties, or other amounts due from the Company, its shareholders or others.  The Company is not aware of any existing obligations that remain outstanding for which the Company may be required to settle. In connection with acquiring the net assets of the business, the Company may be entitled to be reimbursed by the seller for any pre-acquisition obligations of the business that may arise post-acquisition.

In addition to the matters disclosed above, the Company is involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

14.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

March 31, 2014
Assets:
Available-for-sale securities	$43,394	$43,394	$-	$-

Liabilities:
Embedded conversion feature	$1,827,300	$-	$-	$1,827,300
Warrant liability	179,300	-	-	179,300
	$2,006,600	$-	$-	$2,006,600

December 31, 2013
Assets:
Available-for-sale securities	$55,112	$55,112	$-	$-

Liabilities:
Embedded conversion feature	$2,146,000	$-	$-	$2,146,000

At March 31, 2014 and December 31, 2013, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2014. The Company did not have any warrants or conversion feature financial assets for the three months ended March 31, 2013.

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2014	$-	$2,146,000	$2,146,000

Change in fariv value of derivative liability included in liabilities (debt discount)	(1,200)	(430,900)	(432,100)

Transfers in and/or out of Level 3	111,300	181,400	292,700
Balance at March 31, 2014	$110,100	$1,896,500	$2,006,600

15.	SUBSEQUENT EVENTS

On May 5, 2014, the Company announced it has increased its ownership stake in Hooters restaurant in Campbelltown, Australia from 49% to 60%. In addition, the Company increased its ownership stake to 60% in the two new stores under construction in Townsville and Surfers Paradise, Australia. The Company will consolidate these entities beginning with the Quarterly Report on Form 10-Q for the quarter ending June 30, 2014.

During April 2014, Just Fresh opened its sixth location in BB&T Ballpark, the stadium for the Chicago White Sox AAA baseball affiliate.

On May 12, 2014, Just Fresh announced the signing of a lease for its seventh location in Charlotte, NC.

The Company is currently seeking to raise funds privately either through debt or equity financing. As of May 12, 2014, the Company has received $150,000 through the private sale of equity securities in transactions exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company anticipates raising additional capital from the sale of equity or debt securities during the remainder of 2014, although there can be no assurance that it will be able to do so.

ITEM 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Forward-looking statements appear in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other written and oral statements made by or on behalf of us. These forward-looking statements include, but are not limited to, statements relating to our goals, strategies, expectations, competitive environment, regulation, availability of resources, future events and future financial performance. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements typically can be identified by such words as “anticipate,” “estimate,” “forecast,” “project,” “intend,” “expect,” “believe,” “should,” “could,” “may” or other similar words or expressions. We caution readers that such forward-looking statements involve risks and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other reports and statements that we file with the SEC. Such forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied herein, including, but not limited to, the following:

•	Operating losses continuing for the foreseeable future; we may never be profitable;

•	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

•	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

•	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

•	Our rights to operate and franchise Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

•	Our business depends on our relationship with Hooters;

•	We do not have full operational control over the businesses of our franchise partners;

•	Failure by Hooters to protect its intellectual property rights, including its brand image;

•	Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

•	Increases in costs, including food, labor and energy prices;

•	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

•	Constraints could effect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

•	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

•	Our food service business and the restaurant industry are subject to extensive government regulation;

•	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

•	Inherent risk in foreign operations;

•	We may not attain our target development goals and aggressive development could cannibalize existing sales;

•	Current conditions in the global financial markets and the distressed economy;

•	A decline in market share or failure to achieve growth;

•	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

•	Adverse effects on our operations resulting from the current class action litigation in which the Company is one of several defendants;

•	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

•	Adverse effects on our operations resulting from certain geo-political or other events.

Our forward-looking statements are based upon our beliefs and assumptions using information available at the time the statements are made. We caution the reader not to place undue reliance on our forward-looking statements (i) as these statements are neither a prediction nor a guarantee of future events or circumstances and (ii) the assumptions, beliefs, expectations and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward-looking statement to reflect developments occurring after the statement is made, except as otherwise required by law.

Management’s Analysis of Business

Our business focus is operating Hooters franchises internationally and several restaurant and bar concepts domestically. We previously have operated in two business segments – Hooters franchise restaurants and investment management and consulting services businesses. However, we announced our intention to exit investment management and consulting services businesses in the first quarter of fiscal 2013 and we effectuated such exit during the second quarter of fiscal 2013. We own and operate Hooters franchises, both domestically and internationally, and various fast casual restaurant brands domestically, along with several other domestic restaurant and bar concepts, including the American Roadside Burgers (currently doing business as American Burger Co. at the two Charlotte ARB locations) chain and a majority interest in the Just Fresh restaurant chain.  Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls.  The menu consists of spicy chicken wings, seafood, sandwiches and salads.  The menu of each location can vary with the local tastes.  Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 430 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets. American Roadside Burgers (“ARB”) is a 10-year-old fast casual dining chain, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. Each restaurant features a nostalgic "made in America" theme. The first ARB location opened in 2006 in Smithtown, N.Y. and has since expanded to 2 locations in Charlotte, N.C. (currently doing business as American Burger Co.), 1 location in Columbia, S.C. and the newest location is in Greenville, S.C. The Just Fresh restaurant chain first opened in 1994 and currently operates six company owned locations throughout North Carolina that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups. The founders of Just Fresh modeled their concept around the idea that a fresher, more nutritional diet can have positive effects on physical health and overall wellness.

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

Effective September 30, 2013, we acquired 100% of the outstanding shares of ARB pursuant to an agreement and plan of merger with ARB.

Effective November 7, 2013, we acquired 100% of an existing Hooters restaurant in Nottingham, England.

On December 10, 2013, we closed the purchase of a majority ownership interest in JF Restaurants, LLC and JF Franchising Systems, LLC, the owners of the Just Fresh Restaurant chain. On December 11, 2013, we purchased an additional 5% interest in the entities owning Just Fresh, bringing the Company’s ownership interest to 56% in each entity.

On January 31, 2014, we closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon and a gaming facility operated through the Oregon Lottery system, as well as the seafood restaurant Spoon Bar and Kitchen in Dallas, Texas.

We have previously operated in two business segments: (1) restaurant ownership and management and (2) investment management and consulting services businesses. However, we exited investment management and consulting services businesses during the second quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company had current assets of $1,815,382, current liabilities of $6,583,070, and a working capital deficit of $4,767,688. The Company incurred a loss of $1,450,310 during the three months ended March 31, 2014 and had an unrealized loss from available-for-sale securities of $11,718 and foreign currency translation gains of $35,746, resulting in a comprehensive loss of $1,426,282. The Company has historically met its liquidity requirements through the sale of equity and debt securities, and has also obtained funding at the subsidiary level for certain locations and joint ventures. The Company anticipates raising additional capital from one or more such sources during the remainder of 2014, although there can be no assurance that it will be able to do so.

The Company's corporate general and administrative expenses were $1,614,794 for the first three month of 2014, including $251,232 non-cash, and averaged approximately $1.0 million per quarter in 2013, including approximately $1.1 million non-cash. The Company expects costs to increase as we expand our footprint domestically and internationally in 2014, however we expect costs to decline as a percentage of sales. Effective October 1, 2011, the Company acquired majority control of the initial three restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. . In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting fully in the third quarter of 2013. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013, and 56% of JFR and JFFS, owners of Just Fresh in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014 we closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon and a gaming facility operated through the Oregon Lottery system, as well as Spoon Bar and Kitchen in Dallas, Texas. The Company also earns 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney. On May 5, 2014, the Company announced the purchase of an additional 11% of the Hooters location in Campbelltown from our Australian partner and the purchase of 60% of two Hooters locations under construction in Townsville and Surfers Paradise, Australia. The Company will report the Australian results on a consolidated basis in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2014. The Company also has a 5% interest in Beacher’s Madhouse, a variety show, which opened in Las Vegas, Nevada at the end of 2013.

The Company has a note with a balance at March 31, 2014 of $207,813 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which was due in April 2014 and an extension is currently being negotiated. As of March 31, 2014, the balance on the line of credit is $465,000. In February 2014, the Company secured a note with a bank for $500,000 due on August 10, 2014. The Company also has $3,000,000 of convertible debt which the Company used for our purchase of the Hooters Nottingham (United Kingdom) location. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of three million dollars ($3,000,000) in a private offering. These investors received 3-year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt was recorded as a derivative liability. The Company closed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. In March 2014, the Company received proceeds of $500,000 from convertible debt which was used for continuing the Company’s growth and for working capital. The investor was issued 15% Secured Subordinate Convertible Notes and received five year warrants to purchase 30% of the number of shares of common stock issued upon conversion of the 2014 note exercisable at $5.25 per share. In addition the Company has a note with at balance at March 31, 2014 of $125,000 owed to an outside company. The Company’s South African subsidiaries have bank overdraft and term facilities of $349,171 and ARB has a bank note payable of $24,531. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

On September 30, 2013, the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5.00 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018.

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the investors an aggregate of 666,667 units at a purchase price of $3.75 per Unit. Each Unit consists of one share of the Company’s common stock and one five-year warrant, exercisable after twelve months, to purchase one share of common stock at an initial exercise price of $5.00. The Company employed a placement agent for the purpose of the above private placement, and has paid to the placement agent commissions in the total amount of $150,000 and five year warrants convertible into an aggregate of 40,000 shares.

On November 4, 2013, the Company entered into a Subscription Agreement with JFR and JFFS (collectively “Just Fresh”), and certain other parties for the purchase of a 51% ownership interest in the Just Fresh entities. The total purchase price was $560,000, which included payment of outstanding debt obligations. With the signing of the Subscription Agreement, Chanticleer paid outstanding debt in the amount of approximately $434,325 towards the purchase consideration. The final closing was held on December 10, 2013. On December 11, 2013, the Company purchased an additional 5% from an existing member, securing the Company’s ownership of a 56% ownership interest.

On November 7, 2013, the Company entered into a Subscription Agreement with three accredited investors, pursuant to which the Company sold to the investors an aggregate of 160,000 units at a purchase price of $5.00 per unit, closing an $800,000 private placement. Each unit consists of one share of the Company’s common stock and one five-year warrant to purchase one share of common stock. One half (80,000) of the available warrants are available at an initial exercise price of $5.50, while the remaining half (80,000) of the warrants are available at an initial exercise price of $7.00. The Company employed a placement agent for the purpose of the private placement, and has paid to the placement agent commissions in the total amount of $32,000 and five-year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of common stock.

On January 31, 2013, the Company settled outstanding liabilities of approximately $170,000 from a South African bank, previously presented in our consolidated balance sheets in “other liabilities”. Upon making a payment of approximately $99,000, the Company received a release from all other bank liabilities, resulting in a total gain on extinguishment of debt of approximately $71,000, which is presented in our financial statements as “other income.”

In order to execute the Company’s long-term growth strategy, which includes continued expansion of the Company’s business by acquisition or developing or constructing, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The current constraints of cash flow from operations and the requirements to raise funds raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2014 and 2013

Revenue and expenses from operations are summarized below.

	2014		2013
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales

Restaurant sales, net	$5,546,938	100.0%	$1,642,122	100.0%
Management fees - non-affiliate	25,000		25,000
	5,571,938		1,667,122

Expenses:
Restaurant cost of sales	1,983,281	35.8%	627,888	38.2%
Restaurant operating expenses	3,281,827	59.2%	980,155	59.7%
General and administrative	1,614,794	29.1%	720,210	43.9%
Depreciation and amortization	364,888	6.6%	114,224	7.0%
Total expenses	7,244,790	130.6%	2,442,477	148.7%
Loss from operations	$(1,672,852)		$(775,355)

Revenue

Restaurant revenues increased $ 3,904,816 (237.8%) from the first quarter of 2013 to the first quarter of 2014. The majority of the increase is due to acquisitions as discussed in Note 3.

Revenues for the management business for the three months ended March 31, 2014 and March 31, 2013, amounted to $25,000 in each period.

Restaurant cost of sales

Restaurant cost of sales amounted to $1,983,281, or 35.8% of restaurant net sales in the three months ended March 31, 2014 and $627,888, or 38.2% of restaurant net sales in the year earlier period. We expect the percentage to remain approximately the same in 2014 as we continue to expand our business both domestically and internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $3,281,827 or 59.2% of restaurant net sales in the three months ended March 31, 2014 as compared to $980,155, or 59.7% of restaurant net sales in the three months ended March 31, 2013. We expect the percentage of operating expenses to restaurant net sales to decline as we open more restaurant locations, however we have a limited history to be able to forecast a range.

General and Administrative Expense (“G&A”)

G&A amounted to $1,614,794 or 29.1% of restaurant net sales in the three months ended March 31, 2014 and $720,210 or 43.9% of net restaurant sales in the year earlier period. The more significant components of G&A are summarized as follows:

	2014	2013

Professional fees	$365,727	$208,133
Payroll and benefits	407,113	235,690
Consulting and investor relation fees	564,533	153,333
Travel and entertainment	74,619	17,098
Shareholder services and fees	40,967	22,163
Other G&A	161,835	83,793
	$1,614,794	$720,210

G&A costs are expected to be approximately $1.8 million per quarter in 2014, including approximately $0.3 million of non-cash, with the costs associated with the activities of the restaurant business and corporate continuing to grow, while we expect the G&A as a percentage of sales to decline.

Professional fees increased $157,594 in the first quarter of from 2014 compared to the first quarter of 2013 because we expanded our footprint domestically and internationally and incurred costs of for legal fees related to our shareholder lawsuit and increased accounting fees related to our substantial growth.

Payroll and benefits increased $171,423 in the first quarter of from 2014 compared to the first quarter of 2013 primarily from the addition of restaurant management personnel starting in the fourth quarter of 2013 and additional corporate employees starting in the last two quarters of 2013.

Consulting and investor relations fees increased $411,200 in the first quarter of from 2014 compared to the first quarter of 2013 primarily from the Company seeking to increase our footprint in the investment and restaurant arenas. Non-cash fees for services totaled $251,232 and $25,910 in the first quarter of 2014 and 2013, respectively.

Travel and entertainment increased $57,521 in the first quarter of from 2014 compared to the first quarter of 2013 as Company personnel, primarily the CEO and Director of Restaurant Training, traveled to increase our company awareness, visit our restaurant locations, and secure financing and partners for the restaurant locales.

Shareholder services and fees increased $18,804 in the first quarter of from 2014 compared to the first quarter of 2013 primarily from additional fees for issuances and filings with the SEC.

Depreciation and amortization

Depreciation expense for the restaurant operations for the three months ended March 31, 2014 and 2013 amounted to $285,547 and $106,901, respectively. Corporate depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $2,121 and $2,190, respectively.

Amortization expense for the three months ended March 31, 2014 and 2013 for the restaurant businesses related to franchise fees and trade names and trademarks was $77,220 and $5,133, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following at March 31, 2014 and 2013:

	2014	2013
Other income (expense):
Equity in losses of investments	$(40,694)	$(14,247)
Gain on extinguishment of debt	-	70,900
Realized gains	97,345	-
Change in fair value of derivative liabilities	432,100	-
Interest expense	(336,830)	(36,943)
Miscellaneous income	58,847	2,562
	$210,768	$22,272

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the 2014 and 2013 first quarter periods of $7,821 and $14,247, respectively. The Company also incurred pre-opening expenses for the two Hooters under construction in Australia of $32,873 and $0 in the three months ended March 31, 2014 and 2013, respectively.

Gain on extinguishment of debt

Gain on extinguishment of debt of $70,900 was recorded upon settlement of certain debts related to our South African subsidiary in the first quarter of 2013.

Realized gains

In the first quarter of 2014, the Company had realized gains from the sale of certain publicly traded investments totaling $97,345. The shares sold were received in prior years for services.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased by $432,100 from the first quarter of 2013 to the first quarter of 2014, related to the warrants issued with our convertible debt. The liability is a non-cash income or expense and will be adjusted quarterly based on the Company’s stock price.

Interest Expense

Interest expense increased by $299,887 from the first quarter of 2013 to the first quarter of 2014, as the Company increased its debt obligations in the second half of 2013 to fund the Company’s growth.

Miscellaneous income

Miscellaneous income increased by $56,285 from the first quarter of 2013 to the first quarter of 2014 primarily as the result of the Company’s acquisition on January 31, 2014 of the Hooters restaurant and attached gaming facility in Oregon, run by the state’s lottery commission.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014. Our management has determined that, as of March 31, 2014, the Company's disclosure controls and procedures were ineffective.

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

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of March 31, 2014, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal controls over financial reporting:

●	Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting. Given the significant expansion of the business and all of our operations, primarily from September 30, 2013 forward, we did not create an effective control environment with a sufficient complement of personnel and with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters.

39

●

Period-end financial reporting process. Given the significant expansion of the business and all of our operations, we did not design or maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, due to the expansion of our business, we did not yet prepare timely accounting reconciliations nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.

The material weaknesses described above could result in misstatements that would result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the material weaknesses, noted above.

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

Changes in Internal Control over Financial Reporting

As a result of the investigation into the Company’s South African subsidiaries financial and accounting functions as set forth above, the Audit Committee made several recommendations to the Board to address the identified material weaknesses in Company’s internal control over financial reporting. As a result of the acquisitions of ARB in September 2013, WEW in November 2013, Just Fresh in December 2013, Hooters Pacific NW in January 2014, and Spoon in January 2014, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of the newly acquired operations into the Company’s financial statements.  Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to the newly acquired companies.  Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

See Note 13—Commitments and Contingencies of the notes to the consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

ITEM 1A:	RISK FACTORS

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Acquisitions

As previously reported, on January 31, 2014, pursuant to an agreement and plan of merger executed on December 31, 2013, we completed the acquisition of all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC (collectively, the “Hooters Entities”), which owned and operated the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively. The Hooters Entities were purchased from Hooters of Washington, LLC and Hooters of Oregon Partners, LLC (collectively, the “Hooters Sellers”) for a total purchase price of 680,272 Company units, with each unit consisting of one share of our common stock and one five-year warrant to purchase a share of our common stock. Half (340,136) of the warrants are exercisable at $5.50 and half (340,136) of the warrants are exercisable at $7.00. As part of this transaction, the Hooters Sellers were granted registration rights with respect to our common stock issued and underlying the warrants, and franchise rights and leasehold rights to the locations were transferred to the Company. These transactions are referred to as the “Hooters Pacific Mergers.”

Also on January 31, 2014, as previously reported, pursuant to an agreement and plan of merger executed on January 14, 2014, we completed the acquisition of all of the outstanding shares of Spoon from Express Restaurant Holdings, LLC and Express Restaurant Holdings Beverage, LLC. The purchase price of 195,000 Company units was paid to Express Working Capital, LLC (“EWC”); the units consist of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half (97,500) of the warrants are exercisable at $5.50 and half (97,500) of the warrants are exercisable at $7.00. As part of this transaction, EWC was granted registration rights with respect to our common stock issued and underlying the warrants, and all leaseholds and other rights were transferred to the Company. This transaction is referred to as the “Spoon Merger.”

Our issuances of shares of our common stock and warrants in the Hooters Pacific Mergers and the Spoon Merger were exempt from registration under Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, as the shares and warrants were issued to accredited investors without any form of general solicitation or general advertising.

We entered into registration rights agreements with each of the sellers in the Hooters Pacific Mergers and the Spoon Merger described above. In April 2014, the Company registered up to 1,750,544 shares of our common stock issued (or issuable upon the exercise of warrants issued) in these mergers on a registration statement on Form S-3 under the Securities Act of 1933, as amended, filed by the Company with the SEC.

Investor Relations Services

During the first three months of 2014, the Company issued an aggregate of 58,764 shares of the Company’s common stock, valued at $228,857 to several investor relations firms in exchange for investor relations services provided to the Company. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act [and Rule 506 of Regulation D promulgated thereunder].

Convertible Debt

On March 19, 2014, the Company received $500,000 from the issuance of convertible debt to one [accredited] investor, and the proceeds were used for continuing the Company’s growth and for working capital purposes. The Company issued 15% Secured Subordinate Convertible Notes and five-year warrants, at a price of $5.25 per share, to purchase up to 30% of the number of shares of Company common stock issuable upon conversion of the 2014 note. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act [and Rule 506 of Regulation D promulgated thereunder].

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

The exhibits filed with this Quarterly Report on Form 10-Q are set forth in the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: May 15, 2014	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Amendment to Certificate of Incorporation, filed February 3, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on February 4, 2014).

10.1	Agreement and Plan of Merger dated January 14, 2014 between the Company, Express Restaurant Holdings, L.L.C., and Dallas Spoon, L.L.C. (incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on January 15, 2014).

10.2*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on February 4, 2014).

10.3	Stipulation and Agreement of Settlement of Securities Class Action Complaint dated March 17, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on April 4, 2014).

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

