Form 10-Q
period 2014-06-30
Chanticleer Holdings, Inc.
filed 2014-08-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

Commission File Number: 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

7621 Little Avenue, Suite 414, Charlotte, NC 28226

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 5, 2014, was 6,719,433 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$273,378	$442,694
Accounts receivable	118,354	227,181
Other receivable	45,210	50,380
Inventories	475,459	381,408
Due from related parties	113,481	116,305
Prepaid expenses and other current assets	552,490	495,165
TOTAL CURRENT ASSETS	1,578,372	1,713,133
Property and equipment, net	12,697,117	5,620,189
Goodwill	9,182,241	6,496,756
Intangible assets, net	3,608,516	3,424,632
Investments at fair value	35,362	55,112
Other investments	1,550,000	2,491,963
Deposits and other assets	517,526	285,821
TOTAL ASSETS	$29,169,134	$20,087,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,959,579	$835,454
Current maturities of convertible note payable, net of discount of $210,083	289,917	-
Derivative liability	1,734,500	2,146,000
Accounts payable and accrued expenses	3,572,145	2,425,873
Current maturities of capital leases payable	58,630	59,162
Deferred rent	111,722	53,303
Loan payable	1,571,646	-
Due to related parties	12,181	12,191
TOTAL CURRENT LIABILITIES	9,310,320	5,531,983
Convertible notes payable, net of discount of $ 2,083,333 and
$2,583,333, respectively	916,667	416,667
Capital leases payable, less current maturities	73,033	105,918
Deferred rent	1,852,611	1,055,138
Deferred tax liabilities	1,275,317	1,340,000
Long-term debt, less current maturities	180,874	398,906
TOTAL LIABILITIES	13,608,822	8,848,612
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 45,000,000
shares; issued and outstanding 6,499,433 and 5,387,897 shares at
June 30, 2014 and December 31, 2013, respectively	652	541
Additional paid in capital	31,159,996	25,404,994
Other comprehensive loss	(30,339)	(88,370)
Accumulated deficit	(17,334,191)	(14,472,816)
Non-controlling interest	1,764,184	394,645
TOTAL STOCKHOLDERS' EQUITY	15,560,302	11,238,994
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,169,124	$20,087,606

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	June 30,
	2014	2013
Revenue:
Restaurant sales, net	$6,818,932	$1,641,043
Gaming sales, net	75,724	-
Management fee income - non-affiliates	25,151	25,000
Total revenue	6,919,807	1,666,043
Expenses:
Restaurant cost of sales	2,454,626	635,348
Restaurant operating expenses	4,012,399	932,250
Restaurant pre-opening expenses	260,981	10,201
General and administrative expenses	1,245,660	645,648
Depreciation and amortization	412,487	129,876
Total expenses	8,386,153	2,353,323
Loss from operations	(1,466,346)	(687,280)
Other income (expense)
Equity in losses of investments	-	(18,806)
Realized gains	4,127	-
Miscellaneous income	4,552	1,263
Change in fair value of derivative liabilities	272,100	-
Interest expense	(350,760)	(18,443)
Total other expense	(69,981)	(35,986)
Loss from operations before income taxes	(1,536,327)	(723,266)
Expense for income taxes	1,379	12,106
Net loss	(1,537,706)	(735,372)
Less: Net loss attributable to non-controlling interest	126,642	28,428
Net loss attributable to Chanticleer Holdings, Inc.	$(1,411,064)	$(706,944)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities (none applies to
non-controlling interest)	$(3,809)	$(13,202)
Foreign translation income	15,419	41,400
Other comprehensive loss	$(1,399,454)	$(678,746)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.22)	$(0.19)
Weighted average shares outstanding, basic and diluted	6,329,406	3,701,928

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Revenue:
Restaurant sales, net	$12,365,870	$3,283,165
Gaming income, net	131,235	-
Management fee income - non-affiliates	50,151	50,000
Total revenue	12,547,256	3,333,165
Expenses:
Restaurant cost of sales	4,437,907	1,263,236
Restaurant operating expenses	7,294,226	1,912,405
Restaurant pre-opening expenses	260,981	10,201
General and administrative expenses	2,860,453	1,365,848
Depreciation and amortization	777,375	244,100
Total expenses	15,630,942	4,795,790
Loss from operations	(3,083,686)	(1,462,625)
Other income (expense)
Equity in losses of investments	(40,694)	(33,053)
Gain on extinguishment of debt	-	70,900
Miscellaneous income	7,838	3,825
Realized gains	101,472	-
Change in fair value of derivative liabilities	704,200	-
Interest expense	(687,541)	(55,386)
Total other income (expense)	85,275	(13,714)
Loss from operations before income taxes	(2,998,411)	(1,476,339)
(Provision) expense for income taxes	(7,509)	21,197
Consolidated net loss	(2,990,902)	(1,497,536)
Less: Net loss attributable to non-controlling interest	129,528	52,759
Net loss attributable to Chanticleer Holdings, Inc.	$(2,861,374)	$(1,444,777)

Other comprehensive loss (income):
Unrealized loss on available-for-sale securities (none applies to
non-controlling interest)	$(15,527)	$(36,966)
Foreign translation income (loss)	51,165	54,916
Other comprehensive loss	$(2,825,736)	$(1,426,827)

Net loss per attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.47)	$(0.39)
Weighted average shares outstanding, basic and diluted	6,152,931	3,700,420

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,990,902)	$(1,497,536)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	777,375	244,100
Equity in losses of investments	40,694	33,053
Common stock issued for services	330,757	7,720
Amortization of debt discount	582,617	-
Derivative liability adjustment	(704,200)	-
Decrease in deferred tax liability	(64,683)	-
Amortization of warrants	44,750	85,879
Gain on debt extinguishment	-	(70,900)
Changes in operating assets and liabilities:
Decrease in accounts and other receivables	76,323	40,902
Decrease (increase) in prepaid expenses and other assets	437,228	(38,411)
Decrease in inventory	100,730	57,796
Increase in accounts payable and accrued expenses	449,993	1,687
Increase in deferred rent	12,693	10,262
Advance from related parties for working capital	-	(19,525)
Net cash used in operating activities	(906,625)	(1,144,973)

Cash flows from investing activities:
Franchise costs	-	(75,000)
Cash acquired in acquisitions	27,527	-
Restricted cash	-	(2,750,000)
Repayments of investments	-	95,815
Purchase of property and equipment	(1,629,359)	(44,186)
Net cash used in investing activities	(1,601,832)	(2,773,371)

Cash flows from financing activities:
Loan proceeds, net	1,458,308	342,000
Advances from investors and partners	681,801	2,750,000
Decrease in other liabilities	-	(265,932)
Proceeds from common stock issuances	200,000	-
Subsidiary capital received	33,500	-
Capital lease payments	(85,633)	(25,541)
Net cash provided by financing activities	2,287,976	2,800,527
Effect of exchange rate changes on cash	51,165	54,564
Net change in cash	(169,316)	(1,063,253)
Cash, beginning of period	442,694	1,223,803
Cash, end of period	$273,378	$160,550

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$63,503	$29,606
Income taxes	1,776	-

Non-cash investing and financing activities:
Purchases of businesses:
Current assets excluding cash and cash equivalents	$579,191	$-
Property and equipment	6,056,800	-
Goodwill	2,671,649	-
Trade name/trademarks/franchise fees	338,804	-
Deposits and other assets	115,839	-
Liabilities assumed	(2,788,756)	-
Non-controlling interest	(993,999)
Chanticleer equity	(1,028,749)
Common stock and warrants issued	(4,978,306)	-
Cash received in excess of cash paid in acquisition	$27,527	$-

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Organization

Chanticleer Holdings, Inc. (the “Company”) was organized on October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. Tulvine Systems, Inc. had limited operations and was considered a development stage company until July 2005. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc. On May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”), Pulse Time Trade (Pty) Ltd. (“PTT”), Crown Restaurants Kft. (“CRK”), American Roadside Burgers, Inc. (“ARB”), West End Wings Ltd. (“WEW”), JF Restaurants, L.L.C (“JFR”), JF Franchising Systems, L.L.C. (“JFFS”), Tacoma Wings, LLC, Jantzen Beach Wings, LLC, Oregon Owl’s Nest, LLC, Dallas Spoon, LLC, Dallas Spoon Beverage, LLC, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd. (collectively referred to as the “Company”). On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., and Hooters Emperors Palace (Pty.) Ltd., respectively. On August 30, 2013, January 8, 2014, and June 4, 2014 the names of KPL, C&S and PTT were changed to Hooters SA (Pty) Ltd., Chanticleer South Africa (Pty) Ltd. and Hooters PE, respectively. On April 1, 2014, the Company increased our ownership in the Australian Hooters entities, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., from 49% to 60%. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company has a calendar year-end reporting date of December 31. The accounts of two of its subsidiaries, JFR and WEW, are consolidated based on either a 52- or 53-week period ending on the Sunday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar year-end and the Company’s two subsidiaries year-end of December 29, 2013 that materially affected the Company’s financial position, results of operations, or cash flows. For the quarter ended June 30, 2013, the Company and all of its consolidated subsidiaries reported on a calendar quarter-end. For the quarter ended June 30, 2014, the Company and all subsidiaries reported on a calendar quarter-end with the exception of two non-calendar year-end subsidiaries, whose fiscal quarter each consisted of operations commencing December 30, 2013 and ending June 15, 2014 and June 29, 2014, respectively. No events occurred from these periods to June 30, 2014 that materially affect the Company’s financial position, results of operations, or cash flows.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY, MANAGEMENT’S PLANS AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2014, the Company had current assets of $1,578,372, current liabilities of $9,310,320, and a working capital deficit of $7,731,948. The Company incurred a loss of $2,861,374 during the six months ended June 30, 2014 and had an unrealized loss from available-for-sale securities of $15,527 and foreign currency translation gains of $51,165, resulting in a comprehensive loss of $2,825,736. The Company has historically met its liquidity requirements through the sale of equity and debt securities, sale of certain investments, and has also obtained funding at the subsidiary level for certain locations and joint ventures. The Company anticipates raising additional capital from one or more such sources during the remainder of 2014, although there can be no assurance that it will be able to do so.

The Company's corporate general and administrative expenses were $2,860,453 for the first six months of 2014, including $375,507 non-cash expenses comprised of common stock issued for services and amortization of warrants. The expenses averaged approximately $1.0 million per quarter in 2013. Also, the Company had approximately $1.1 million of non-cash expenses. The Company expects costs to remain flat for the second half of 2014 as we continue to expand our footprint domestically and internationally for 2014 and beyond, however we expect costs to decrease as a percent of sales. Effective October 1, 2011, the Company acquired majority control of the initial three restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013, and 56% of JFR and JFFS, owners of Just Fresh, a Charlotte, North Carolina-based casual dining concept, in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014, the Company closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon and a gaming facility operated through the Oregon Lottery system, as well as Spoon Bar and Kitchen in Dallas, Texas. In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting fully in the third quarter of 2013. Historically, the Company also has earned 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney. During April 2014, the Company purchased an additional 11% of the Hooters location in Campbelltown from our Australian partner, increasing our ownership to 60%. Construction is also recently completed or underway on two additional Hooters Australia locations under the same terms (the Company will hold a 60% interest in each). The first site in Surfers Paradise opened to the public on July 14, 2014 and the second site in Townsville is expected to open late in the third quarter of 2014. The Company also has a 5% interest in Beacher’s Madhouse, a variety show, which opened in Las Vegas, Nevada at the end of 2013.

The Company has a note with a balance at June 30, 2014 of $197,416 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which became due on August 10, 2014 for which an extension is currently being negotiated and the lender has not demanded payment. As of June 30, 2014, the balance on the line of credit is $500,000. In February 2014 the Company secured a note with a bank for $500,000 which became due on August 10, 2014 for which an extension is currently being negotiated and the lender has not demanded payment. The Company also has $3,000,000 of convertible debt which the Company used for our purchase of the Hooters Nottingham (United Kingdom) location. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering. These investors received 3 year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt and warrants was recorded as a derivative liability. The Company closed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. In March 2014, the Company received proceeds of $500,000 from convertible debt which was used for continuing the Company’s growth and for working capital. The investor was issued 15% Secured Subordinate Convertible Notes and received five year warrants to purchase up to 30% of the number of shares of common stock issued upon conversion of the 2014 note exercisable at $5.25 per share. The conversion feature of the convertible debt was recorded as a derivative liability. In addition the Company has notes with a balance at June 30, 2014 of $225,000 owed to two outside companies which have matured, an extension for both notes are currently being negotiated and payment has not been demanded. The Company’s South African subsidiaries have bank overdraft and term facilities of $707,700, including a mortgage for a site we purchased in Port Elizabeth for our next Hooters location. ARB had a bank note payable of $10,249 due on August 5, 2014 which has been repaid in full. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

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

During the three and six months ended June 30, 2014, the Company raised from private investors $200,000 for 137,500 shares of common stock and 15,000 five-year common stock warrants exercisable at $3.50 per share. Subsequent to June 30, 2014, the Company raised from private investors $440,000 for 220,000 shares of commons stock and 66,000 five-year common stock warrants exercisable at $3.50 per share.

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

Revenue Recognition—In accordance with gaming industry practice, we recognize gaming revenues as the net win from gaming activities, net of taxes.

Business combination - For a business combination with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquire are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquire, that excess in earnings was recognized as a gain attributable to the Company.

Except for the above changes, there have been no material changes to our significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding.

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of June 30, 2014 and 2013, that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	As of June 30,
	2014	2013
Warrants	8,279,752	5,201,458
Convertible notes payable	1,471,089	-
Convertible interest	69,252	-
Totals	9,820,093	5,201,458

RECLASSIFICATIONS

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters" ("ASU 2013-05"). The amendments in ASU 2013-05 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with ASC Topic 740, “Income Taxes”.

The FASB has issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The guidance is effective for annual periods beginning on or after December 15, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

There are several other new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At June 30, 2014, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITIONS

The Company completed the following acquisitions:

•	American Roadside Burgers, effective September 30, 2013;
•	West End Wings, LTD (Hooters Nottingham), effective November 7, 2013;
•	Just Fresh, effective December 10, 2013;
•	Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, effective January 31, 2014; and
•	Dallas Spoon, LLC and Dallas Spoon Beverage, LLC, effective January 31, 2014.
•	Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., step acquisition from 49% to 60% effective April 1, 2014.

American Roadside Burgers (“ARB”)

On September 30, 2013, the Company entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5.00 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. In connection with this acquisition and the related management team, the Company acquired a strategic opportunity to participate in a high-growth space with an already established brand. The Company’s plan is to continue to expand the American Roadside chain as future opportunities are presented, which has the potential to bring additional revenue and profits to the Company in the future. During March and April 2014, the Company began doing business as American Burger Co. at the two Charlotte ARB locations.

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

Campbelltown, Surfers Paradise, and Townsville (“Hooters Australia”)

On April 1, 2014, the Company completed the step acquisition of Hooters Australia, increasing the Company’s ownership percentage from 49% to 60%. The location in Campbelltown, a suburb of Sydney, opened in January, 2012, the location in Surfers Paradise, an iconic coastal tourist destination, opened on July 14, 2014 and we expect the location in Townsville, in the northeast part of Australia, to open in late September 2014.

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

	2013 Acquisitions			2014 Acquisitions
				Hooters		Hooters
	ARB	WEW	JF	Pacific NW	Spoon	Australia	Total
Consideration paid:
Common stock	$3,611,126	$-	$-	$2,891,156	$828,750	$-	$7,331,032
Warrants	1,710,077	-	-	978,000	280,400	-	2,968,477
Cash	-	3,150,000	590,000	-	-	100,000	3,840,000
Total consideration paid	5,321,203	3,150,000	590,000	3,869,156	1,109,150	100,000	14,139,509

Current assets, excluding cash	281,574	151,546	42,206	112,078	89,817	377,296	1,054,517
Property and equipment	3,000,122	20,493	242,531	2,731,031	391,462	2,934,307	9,319,946
Goodwill	2,550,611	3,159,500	425,151	1,951,909	698,583	-	8,785,754
Trademark/trade name/franchise fee	1,784,443	-	1,010,000	60,937	-	277,867	3,133,247
Deposits and other assets	98,035	-	-	20,275	5,193	90,371	213,874
Total assets acquired, less cash	7,714,785	3,331,539	1,719,888	4,876,230	1,185,055	3,679,841	22,507,338
Liabilities assumed	(1,490,288)	(372,824)	(282,317)	(1,009,348)	(97,541)	(1,560,710)	(4,813,028)
Deferred tax liabilities	(956,000)	-	(384,000)	-	-	-	(1,340,000)
Non-controlling interest	-	-	(463,571)	-	-	(993,999)	(1,457,570)
Chanticleer equity	-	-	-	-	-	(1,028,749)	(1,028,749)
Common stock and warrants issued	(5,321,203)	-	-	(3,869,156)	(1,109,150)	-	(10,299,509)
Cash paid	-	(3,150,000)	(590,000)	-	-	(100,000)	(3,840,000)
Cash received in excess of cash paid	$52,706	$191,285	$-	$2,274	$21,636	$3,617	$271,518

Unaudited pro forma results of operations for the three and six months ended June 30, 2014 and 2013, as if the Company had acquired majority ownership of the operation on January 1 of each year is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenues	$6,919,807	$6,534,799	$13,536,012	$12,820,160
Loss from continuing operations	(1,235,639)	(1,062,637)	(2,790,739)	(2,150,883)
Loss attributable to non-controlling interest	(126,642)	(70,029)	(162,747)	(128,910)
Net loss	$(1,362,281)	$(1,132,666)	$(2,953,486)	$(2,279,793)
Net loss per share, basic and diluted	$(0.22)	$(0.31)	$(0.48)	$(0.62)
Weighted average shares outstanding, basic and diluted	6,327,071	3,701,928	6,137,597	3,700,420

Income from operations of unconsolidated affiliates

Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities. Prior to the acquisition, we owned 49% of the entities and accounted for the Hooters Australia investment under the equity method of accounting and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Income. The Hooters Australia results of operations for the three months ended June 30, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Income.

4.	INVESTMENTS

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT JUNE 30, 2014 AND DECEMBER 31, 2013.

	June 30,	December 31,
	2014	2013
Investments accounted for under the equity method	$-	$941,963
Investments accounted for under the cost method	1,550,000	1,550,000
Total	$1,550,000	$2,491,963

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Effective April 1, 2014, the Company increased its ownership stake in Hooters restaurant in Campbelltown, Australia from 49% to 60%. In addition, the Company increased its ownership stake to 60% in the two new stores recently completed or under construction in Surfers Paradise (which opened on July 4, 2014), Australia and Townsville, Australia which we expect to open late September 2014. The Company consolidated these entities beginning with the current quarterly report for the quarter ending June 30, 2014.

Also on July 1, 2014, the Company announced the acquisition of 60% of the two other Hooters restaurants in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as 60% interest in the related Australian management company. These entities own, operate, and manage Australian Hooters restaurants and gaming operations. The purchase price was the assumption of $5 million in debt. Also as part of the transaction, the Company will receive 100% of all gaming revenue until the debt is repaid, and thereafter the Company will receive 60% of such revenue for the remainder of the lifetime of the gaming machines.

Activity in investments accounted for using the equity method is summarized as follows:

	Six Months	Year Ended
	Ended June 30,	December 31,
	2014	2013

Balance, beginning of year	$941,963	$1,066,915
Equity in losses	(40,694)	(125,017)
New investments	100,000	100,000
Step acquisition reclassification	(1,001,269)	-
Return of capital	-	(99,935)
Balance, end of period	$-	$941,963

Equity investments consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$-	$483,603
Second Hooters location (49%) - Australia	-	384,605
Third Hooters location (49%) - Australia	-	73,755
	$-	$941,963

The summarized balance sheets for the three locations in Australia of which we owned 49% at December 31, 2013 follows:

December 31,
2013
ASSETS
Current assets	$362,085
Non-current assets	3,089,230
TOTAL ASSETS	$3,451,315
LIABILITIES
Current liabilities	$972,885
PARTNER'S EQUITY	2,478,430
TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,451,315

5.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill is summarized by location as follows:

	June 30,	December 31,
	2014	2013

South Africa	$396,487	$396,487
ARB	2,550,611	2,550,611
WEW (Nottingham)	3,159,500	3,124,507
JF	425,151	425,151
Hooters Pacific NW	1,951,909	-
Spoon	698,583	-
	$9,182,241	$6,496,756

Goodwill resulted from the excess paid over the fair value of the net assets acquired for the three operating restaurants in South Africa effective October 1, 2011, our ARB, Just Fresh and WEW acquisitions as of September 30, 2013, November 6, 2013 and December 10, 2013 respectively, and our acquisitions of Hooters Pacific NW and Spoon as of January 31, 2014.

OTHER INTANGIBLE ASSETS

Franchise cost for the Company’s Hooters restaurants and trademark/trade name for the Company’s Just Fresh and ARB entities consists of the following at June 30, 2014 and December 31, 2013. The Company is amortizing these franchise costs from the opening of each restaurant for the 20-year term of the franchise agreement with HOA and the trademark/trade name over its estimated 10-year useful lives.

	June 30,	December 31,
	2014	2013

Franchise cost:
South Africa	$448,888	$448,888
Brazil *	135,000	135,000
Australia *	277,867	-
Hungary	106,506	106,506
Hooters Pacific NW	60,937	-
	1,029,198	690,394
Trade name/trademark:
Just Fresh	1,010,000	1,010,000
ARB	1,784,220	1,784,327
	2,794,220	2,794,327
Total intangible cost	3,823,418	3,484,721
Accumulated amortization	(214,902)	(60,089)
Intangible assets, net	$3,608,516	$3,424,632

Three months ended June 30, 2014 and 2013:

Amortization expense	$77,700	$5,398

Six months ended June 30, 2014 and 2013:

Amortization expense	$153,920	$10,531

Amortization for franchise costs and trade name/trademarks are as follows:

June 30,	Franchise fee	Trade name	Total
2014	$39,770	$279,427	$319,197
2015	39,770	279,427	319,197
2016	39,770	279,427	319,197
2017	39,770	279,427	319,197
2018	39,770	279,427	319,197
Thereafter	742,198	1,270,333	2,012,531
Totals	$941,048	$2,667,468	$3,608,516

* The Brazil franchise cost and the Australian franchise costs related to 2 restaurants are not being amortized until they are opened.

6.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

		June 30,	December 31,
		2014	2013

Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime + 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company's assets and guaranteed by an officer of the Company	(a)	$197,416	$218,119

Line of credit to a bank, expires April 10, 2014, interest rate of Wall Street Journal Prime (3.25% as of March 31, 2014) plus 1%, floor rate of 5%	(b)	500,000	472,000

Note payable to a bank due interest only at a 5% rate; balloon principal payment due August 10, 2014; collateralized by substantially all of the Company's assets and guaranteed by an officer of the Company	(c)	500,088	-

Note payable to a bank, matured August 5, 2014, interest rate of Wall St. Journal Prime (3.25% as of March 31, 2014) plus 1%	(d)	10,249	38,614

Loan agreement with an outside company on December 23, 2013, interest at 1% per month, accrued interest and principal due February 23, 2014, unsecured	(e)	125,000	150,000

Loan agreement with an outside company on June 20, 2014, interest at 8% annual rate, accrued interest and principal due July 11, 2014, unsecured	(f)	100,000	-

Bank overdraft facility; unsecured; maximum facility $260,000; interest rate 11% at June 30, 2014, subject to annual renewal in December 2014	(g)	132,930	79,372

Term facility with monthly payments of $5,000, including interest at 10.3% at March 31, 2014; due June 14, 2016	(h)	112,291	133,448

Term facility dated April 2014, interest at 2.6 % over South African prime rate (prime currently 9.25%); due April 2024; secured by a bond on all assets at our Port Elizabeth, South Africa location and partially guaranteed by our CEO and South African COO	(i)	330,220	-

Term facility dated December 1, 2013; monthly payments of $3,172 including interest at 12.5%; due December 1, 2018; secured by a bond on all moveable assets at our Pretoria, South Africa location and partially guaranteed by our CEO	(j)	132,259	142,807

		2,140,453	1,234,360
Current portion of long-term debt		1,959,579	835,454
Long-term debt, less current portion		$180,874	$398,906

(a) On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). (b) The Credit Agreement provides for an additional $500,000 revolving credit facility with a one-year term from the closing date. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility (b) expired on August 10, 2014. Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (3.25% as of June 30, 2014) plus 1.00%. All unpaid principal and interest are due one (1) year after the closing date. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

(c) In addition, in February 2014 the Company secured a note with Paragon for $500,088 due on August 10, 2014. The note bears interest at a 5% annual rate, payments of interest only are due monthly until the due date.

This increases the Company’s aggregate obligation to Paragon to approximately $1.2 million at June 30, 2014. The Company is currently negotiating with the lender to extend the above debts (b and c) with an expiration date of August 10, 2014. The lender has not issued a formal notice of default to the Company.

(d) ARB entered into a term note with TD Bank in 2008 for $300,000, which has a balance of $10,249 at June 30, 2014 and has a maturity date of August 4, 2014. The interest rate is 1.75% above the Wall Street Journal prime rate (3.25%), and the monthly principal and interest payment is $4,836, subject to adjustment by TD Bank, except for the last payment which shall be the unpaid balance at maturity. The term note is personally guaranteed by two former shareholders of ARB, and TD Bank has a first lien on all ARB’s assets.

(e) On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000, due on February 23, 2014. Interest is compounded monthly at a rate of 1%. As of February 23, 2014, the Company was not in compliance with the terms of this note due to non-payment of principal and interest. On March 21, 2014, the Company paid the note holder $25,000 of principal and $4,751 of accrued interest. However, the note holder has not issued a formal notice of default to the Company.

(f) On June 20, 2014, the Company entered into a loan agreement with an outside company for $100,000, due on July 11, 2014. Interest is at an 8% annual rate. The Company is currently negotiating with the lender to extend the above debt. The lender has not issued a formal notice of default to the Company.

(i) In April 2014, our South African subsidiary entered into a mortgage note with a South African bank for the purchase of the building in Port Elizabeth for our Hooters location. The 10-year note is for $330,220 with an annual interest rate of 2.6% above the South African prime rate (prime currently 9.25%). Monthly principal and interest payments of approximately $4,600 commence in August, 2014. The mortgage note is personally guaranteed by our CEO and South African COO and secured by the assets of the Port Elizabeth building.

7.	cONVERTIBLE NOTEs PAYABLE

Convertible notes payable at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(2,083,333)	(2,583,333)
15% Convertible notes payable issued in March 2014	500,000	-
Discounts on above convertible note	(210,083)	-
	1,206,584	416,667
Current portion of convertible notes payable	(241,134)	-
Convertible notes payable, less current portion	$965,450	$416,667

On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes (“Notes”) for a total of $3,000,000 in a private offering collateralized by the assets of the Hooters Nottingham restaurant. The funding from the private offering was used exclusively for the acquisition of the Hooters Nottingham restaurant location (acquisition described in Note 3). The Notes have the following principal terms:

•	the principal amount of each Note shall be repaid within 36 months of the issuance date at a non-compounded 6% interest rate per annum payable qurarterly beginning on the original issue date and continuing thereafter until the maturity date;
•	the Note holders shall receive 10%, pro rata, of the net profit of the Hooters Nottingham restaurant, paid quarterly for the life of the location, and 10% of the net proceeds should the location be sold;
•	the consortium of investors received a total of 300,000 three-year warrants, exercisable at $3.00 per share;
•	beginning six months after the original issue date and until this debenture is no longer outstanding, each Note holder may convert his or her Note into shares of the Company’s common stock (at 90% of the average closing price ten days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering).The conversion price is subject to a floor of $1.00 per share;
•	each Note holder has the right to redeem the Note for a period of sixty days following the eighteen month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen months after the issuance of the Note. In connection with the issuance of the Note, the Company also issued warrants for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share through August 2, 2016.

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

made

The fair value of the embedded conversion feature and the warrants each was estimated using the Black-Scholes option-pricing model which approximated the Binomial Lattice model. Key assumptions used to apply this pricing model during the three and six months ended June 30, 2014 were as follows:

Risk-free interest rate	0.15%-0.79%
Expected life	1-5 years
Expected volatility	62%-89%

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities of comparable companies. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

In March 2014, the Company entered into an agreement whereby the Company issued a convertible promissory note for a total of $500,000. The note accrues monthly interest of 1.25% until the date the note is converted. The note is convertible into the Company’s common stock (at 85% if the offering price in future offering or 85% of the VWAP). The conversion price is subject to a floor of $3.00 per share. If not converted, the note matures one year from the issuance date.

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

8.	loan payable

At June 30, 2014 the Company has an outstanding loan payable to its Australian partner of $1,571,646 in connection with Surfers Paradise and Townsville construction costs. The Company has agreed to repay the unsecured obligation before the end of 2014. Approximately $230,000 was repaid in July and August 2014.

9.	Stockholders’ Equity

The Company has 45,000,000 shares of its $0.0001 par value common stock authorized at both June 30, 2014 and December 31, 2013, and 6,499,433 shares issued and 5,387,897 shares outstanding at June 30, 2014 and December 31, 2013, respectively.

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

During the first three and six months ended June 30, 2014 the Company issued 40,000 and 98,764 shares valued at $101,900 and $330,757, respectively, for investor relations services.

During the three and six months ended June 30, 2014, the Company raised from private investors $200,000 for 137,500 shares of common stock and 15,000 five-year common stock warrants exercisable at $3.50 per share. Subsequent to June 30, 2014, the Company raised from private investors $440,000 for 220,000 shares of commons stock and 66,000 five-year common stock warrants exercisable at $3.50 per share.

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

10.	COMMITMENTS AND CONTINGENCIES

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

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw has appealed this decision.

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

In addition to the matters disclosed above, the Company may be involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

11.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

June 30, 2014
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$-

Liabilities:
Embedded conversion feature	$1,555,200	$-	$-	$1,555,200
Warrant liability	179,300	-	-	179,300
	$1,734,500	$-	$-	$1,734,500

December 31, 2013
Assets:
Available-for-sale securities	$55,112	$55,112	$-	$-

Liabilities:
Embedded conversion feature	$2,146,000	$-	$-	$2,146,000

At June 30, 2014 and December 31, 2013, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three and six months ended June 30, 2014. The Company did not have any warrants or conversion feature financial assets for the three and six months ended June 30, 2013.

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2014	$-	$2,146,000	$2,146,000

Change in fair value of derivative liability	(1,200)	(703,000)	(704,200)

Amount included in debt discounts	111,300	181,400	292,700
Balance at June 30, 2014	$110,100	$1,624,400	$1,734,500

12.	SUBSEQUENT EVENTS

On July 1, 2014, pursuant to Purchase Agreements executed on June 30, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”), which own, operate, and manage Hooters restaurant locations and gaming operations in Australia. The ownership interest in the Australian Entities was purchased from the respective entities in exchange for the Company agreeing to assume a five million dollar ($5,000,000) debt and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock.

The Company is currently seeking to raise funds privately either through debt or equity financing. Subsequent to June 30, 2104, the Company has received $440,000 through the private sale of equity securities in transactions exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company anticipates raising additional capital from the sale of equity or debt securities as well as seeking funding related to its other investments during the remainder of 2014, although there can be no assurance that it will be able to do so.

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

On April 1, 2014, we completed the step acquisition of Hooters Australia, increasing the Company’s ownership percentage from 49% to 60% for three Hooters Australia locations, two of which currently are open and the third location is under construction.

On July 1, 2014, we completed the acquisition of 60% of two additional Australian Hooters restaurants and gaming operations as well as 60% interest in the related Australian management company.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2014, the Company had current assets of $1,578,372, current liabilities of $9,310,320, and a working capital deficit of $7,731,948. The Company incurred a loss of $2,861,374 during the six months ended June 30, 2014 and had an unrealized loss from available-for-sale securities of $15,527 and foreign currency translation gains of $51,165, resulting in a comprehensive loss of $2,825,736. The Company has historically met its liquidity requirements through the sale of equity and debt securities, sale of certain investments, and has also obtained funding at the subsidiary level for certain locations and joint ventures. The Company anticipates raising additional capital from one or more such sources during the remainder of 2014, although there can be no assurance that it will be able to do so.

The Company's corporate general and administrative expenses were $2,860,453 for the first six months of 2014, including $375,507 non-cash expenses comprised of common stock issued for services and amortization of warrants. The expenses averaged approximately $1.0 million per quarter in 2013, including approximately $1.1 million non-cash expenses. The Company expects costs to remain flat for the second half of 2014 as we continue to expand our footprint domestically and internationally for 2014 and beyond, however we expect costs to decrease as a percent of sales. Effective October 1, 2011, the Company acquired majority control of the initial three restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013, and 56% of JFR and JFFS, owners of Just Fresh, a Charlotte, North Carolina-based casual dining concept, in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014, the Company closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon and a gaming facility operated through the Oregon Lottery system, as well as Spoon Bar and Kitchen in Dallas, Texas. In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting fully in the third quarter of 2013. The Company also has earned 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney. During April 2014, the Company purchased an additional 11% of the Hooters location in Campbelltown from our Australian partner, increasing our ownership to 60%. Construction is also recently completed or underway on two additional Hooters Australia locations under the same terms (the Company will hold a 60% interest in each). The first site in Surfers Paradise opened to the public on July 14, 2014 and the second site in Townsville site is expected to open late in the third quarter of 2014. The Company also has a 5% interest in Beacher’s Madhouse, a variety show, which opened in Las Vegas, Nevada at the end of 2013.

The Company has a note with a balance at June 30, 2014 of $197,416 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which became due on August 10, 2014 for which an extension is currently being negotiated. As of June 30, 2014, the balance on the line of credit is $500,000. In February 2014 the Company secured a note with a bank for $500,000 due on August 10, 2014 for which an extension is currently being negotiated. The Company also has $3,000,000 of convertible debt which the Company used for our purchase of the Hooters Nottingham (United Kingdom) location On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering. These investors received 3 year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt and warrants was recorded as a derivative liability. The Company closed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. In March 2014, the Company received proceeds of $500,000 from convertible debt which was used for continuing the Company’s growth and for working capital. The investor was issued 15% Secured Subordinate Convertible Notes and received five year warrants to purchase up to 30% of the number of shares of common stock issued upon conversion of the 2014 note exercisable at $5.25 per share. The conversion feature of the convertible debt was recorded as a derivative liability. In addition the Company has a note with at balance at June 30, 2014 of $225,000 owed to two outside companies which have matured, an extension for both notes are currently being negotiated and payment has not been demanded. The Company’s South African subsidiaries have bank overdraft and term facilities of $707,700, including a mortgage for a site we purchased in Port Elizabeth for our next Hooters location. ARB has a bank note payable of $10,249 due on August 5, 2014 which has been repaid in full. The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

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

During the three and six months ended June 30, 2014, the Company raised from private investors $200,000 for 137,500 shares of common stock and 15,000 five-year common stock warrants exercisable at $3.50 per share. Subsequent to July 1, 2014, the Company raised from private investors $440,000 for 220,000 shares of commons stock and 66,000 five-year common stock warrants exercisable at $3.50 per share.

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

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2014 and 2013

Revenue and expenses from operations are summarized below.

	2014		2013
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales

Restaurant sales, net	$6,818,932		$1,641,043
Gaming income, net	75,724		-
Management fees - non-affiliate	25,151		25,000
	6,919,807		1,666,043

Expenses:
Restaurant cost of sales	2,454,626	36.0%	635,348	38.7%
Restaurant operating expenses	4,012,399	58.8%	932,250	56.8%
Restaurant pre-opening expenses	260,981	3.8%	10,201	0.6%
General and administrative	1,245,660	18.3%	645,648	39.3%
Depreciation and amortization	412,487	6.0%	129,876	7.9%
Total expenses	8,386,153	123.0%	2,353,323	143.4%
Loss from operations	$(1,466,346)		$(687,280)

Revenue

Restaurant revenues increased $ 5,177,889 (315.5%) from the second quarter of 2013 to the second quarter of 2014. The increase was largely attributable to acquisitions as discussed in Note 3.

Gaming income, net increased by $75,724 from the second quarter of 2013 to the second quarter of 2014 as the result of the Company’s acquisition on January 31, 2014 of the Hooters restaurant and attached gaming facility in Oregon, run by the state’s lottery commission. On July 1, 2014, we announced the acquisition of 60% of the two other Hooters in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as the Australian management company. The purchase price was the assumption of $5 million in debt. Also as part of the transaction, the Company receives 100% of the gaming revenue until the debt is repaid, and thereafter the Company will receive 60% for the remainder of the lifetime of the gaming machines.

We expect gaming income, net to increase significantly in the second half of 2014, however we have a limited history to be able to forecast a range.

Revenues for the management business were flat for the three months ended June 30, 2014 and June 30, 2013, amounting to $25,151 and $25,000, respectively.

Restaurant cost of sales

Restaurant cost of sales amounted to $2,454,626, or 36.0% of restaurant net sales in the three months ended June 30, 2014 and $635,348, or 38.7% of restaurant net sales in the year earlier period. We expect the percentage to remain approximately the same in 2014 as we continue to expand our business both domestically and internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $4,012,399 or 58.8% of restaurant net sales in the three months ended June 30, 2014 as compared to $932,250, or 56.8% of restaurant net sales in the three months ended June 30, 2013. We expect the percentage of operating expenses to restaurant net sales to decline in the second half of 2014 as we open more restaurant locations, however we have a limited history to be able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses for the three months ended June 30, 2014 and 2013 amounted to $260,981 and 10,201, respectively. The increase in 2014 was due primarily to rent expenses incurred before opening of the two newly constructed Hooters in Australia, one locations which opened in Surfers Paradise in July 2014 and the other in Townsville expected to open in late September 2014.

General and Administrative Expense (“G&A”)

G&A amounted to $1,245,660 or 18.3% of restaurant net sales in the three months ended June 30, 2014 and $645,648 or 39.3% of restaurant net sales in the year earlier period. The more significant components of G&A are summarized as follows:

	2014	2013

Professional fees	$269,290	$128,403
Payroll and benefits	435,921	206,954
Consulting and investor relation fees	225,915	124,953
Travel and entertainment	59,686	41,611
Shareholder services and fees	33,519	12,593
Other G&A	221,329	131,134
	$1,245,660	$645,648

G&A costs are expected to be approximately $1.4 million per quarter for the second half of 2014, including approximately $0.3 million of non-cash G&A costs. We expect the costs associated with the activities of the restaurant business and corporate activities continuing to grow, but we expect the G&A as a percentage of sales to decline.

Professional fees increased $140,887 in the second quarter of 2014 compared to the second quarter of 2013 because we expanded our footprint domestically and internationally, incurred costs both for legal fees related to our shareholder lawsuit and accounting fees related to our substantial growth.

Payroll and benefits increased $228,967 in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the addition of restaurant management personnel starting in the fourth quarter of 2013 and additional corporate employees commencing employment with the Company in the last two quarters of 2013.

Consulting and investor relations fees increased $100,962 in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the Company seeking to increase our footprint in the investment and restaurant arenas. Non-cash fees for services totaled $124,275 and $39,239 in the second quarter of 2014 and 2013, respectively.

Travel and entertainment increased $18,075 in the second quarter of 2014 compared to the second quarter of 2013 as Company personnel, primarily the CEO and Director of Restaurant Training, traveled to increase our Company awareness, visit our restaurant locations, and secure financing and partners for the restaurant locales.

Shareholder services and fees increased $20,926 in the second quarter of 2014 compared to the second quarter of 2013 primarily from additional fees for issuances of securities and related filings with the SEC.

Depreciation and amortization

Depreciation expense for the three months ended June 30, 2014 and 2013 amounted to $334,981 and $124,478, respectively. Depreciation expense for the restaurant operations for the three months ended June 30, 2014 and 2013 amounted to $332,381 and $123,393, respectively. Corporate depreciation expense for the three months ended June 30, 2014 and 2013 amounted to $2,600 and $1,085, respectively.

Amortization expense for the three months ended June 30, 2014 and 2013 for the restaurant businesses related to franchise fees and trade names and trademarks was $77,506 and $5,398, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the three months ended June 30, 2014 and 2013:

	2014	2013
Other income (expense):
Equity in losses of investments	$-	$(18,806)
Realized gains	4,127	-
Change in fair value of derivative liabilities	272,100	-
Interest expense	(350,760)	(18,443)
Miscellaneous income	4,552	1,263
	$(69,981)	$(35,986)

Income from operations of unconsolidated affiliates

Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities. Prior to the acquisition, we owned 49% of the entities and accounted for the Hooters Australia investment under the equity method of accounting and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Income. The Hooters Australia results of operations for the three months ended June 30, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Income.

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the 2013 first quarter period of $18,806.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased by $272,100 from the second quarter of 2013 to the second quarter of 2014, related to the warrants issued with our convertible debt. The liability is a non-cash income or expense and will be adjusted quarterly based on the Company’s stock price.

Interest Expense

Interest expense increased by $332,317 from the second quarter of 2013 to the second quarter of 2014, as the Company increased its debt obligations in the second half of 2013 to fund the Company’s growth.

Comparison of six months ended June 30, 2014 and 2013

	2014		2013
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales

Restaurant sales, net	$12,365,870		$3,283,165
Gaming income, net	131,235		-
Management fees - non-affiliate	50,151		50,000
	12,547,256		3,333,165

Expenses:
Restaurant cost of sales	4,437,907	35.9%	1,263,236	38.5%
Restaurant operating expenses	7,294,226	59.0%	1,912,405	58.2%
Restaurant pre-opening expenses	260,981	2.1%	10,201	0.3%
General and administrative	2,860,453	23.1%	1,365,848	41.6%
Depreciation and amortization	777,375	6.3%	244,100	7.4%
Total expenses	15,630,942	126.4%	4,795,790	146.1%
Loss from operations	$(3,083,686)		$(1,462,625)

Revenue

Revenue amounted to $12,547,256 for the six months ended June 30, 2014 and $3,333,165 for the six months ended June 30, 2013.

Restaurant revenues increased $ 9,082,705 (276.68%) from the six months ended June 30, 2013 to the first six months of 2014. The increase was largely attributable to acquisitions as discussed in Note 3.

Gaming income, net increased by $131,235 from the six months ended June 30, 2013 to the six months ended June 30, 2014 as the result of the Company’s acquisition on January 31, 2014 of the Hooters restaurant and attached gaming facility in Oregon, run by the state’s lottery commission. On July 1, 2014, we announced the acquisition of 60% of the two other Hooters in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as the Australian management company. The purchase price was the assumption of $5 million in debt. Also as part of the transaction, the Company receives 100% of the gaming revenue until the debt is repaid, and thereafter the Company will receive 60% for the remainder of the lifetime of the gaming machines.

We expect gaming income, net to increase significantly in the second half of 2014, however we have a limited history to be able to forecast a range.

Revenues for the management business were flat for the six months ended June 30, 2014 and June 30, 2013, amounted to $50,151 and $50,000, respectively.

Restaurant cost of sales

Restaurant cost of sales amounted to $4,437,907, or 35.9% of restaurant net sales for the six months ended June 30, 2014 and $1,263,236, or 38.5% of restaurant net sales for the six months ended June 30, 2013. We expect the percentage to remain approximately the same in 2014 as we continue to expand our business both domestically and internationally.

Restaurant operating expenses

Restaurant operating expenses amounted to $7,294,226, or 59.0% of restaurant net sales for the six months ended June 30, 2014 and $1,912,405, or 58.2% of restaurant net sales for the six months ended June 30, 2013. We expect the percentage of operating expenses to restaurant net sales to decline as we open more restaurant locations. However, our limited history prevents us from being able to forecast a range.

Restaurant pre-opening expenses

Restaurant pre-opening expenses for the six months ended June 30, 2014 and 2013 amounted to $260,981 and $410,201, respectively. The increase in 2014 was incurred primarily for the two openings in Australia, one location which opened in Surfers Paradise in July 2014 and the other location which is expected to open in Townsville in late September 2014.

General and Administrative Expense (“G&A”)

G&A amounted to $2,860,453 for the six months ended June 30, 2014 and $1,365,848 for the six months ended June 30, 2013. The more significant components of G&A are summarized as follows:

	2014	2013

Professional fees	$635,017	$336,536
Payroll and benefits	843,034	442,645
Consulting and investor relation fees	790,448	278,286
Travel and entertainment	134,305	58,709
Shareholder services and fees	74,486	34,756
Other G&A	383,163	214,916
	$2,860,453	$1,365,848

G&A costs are expected to be approximately $1.4 million per quarter for the remainder of 2014, including approximately $0.3 million of non-cash G&A costs. We expect the costs associated with the activities of the restaurant business and corporate activities to continue to grow, while we expect the G&A as a percentage of sales to decline.

Professional fees increased $298,481 in the first six months of 2014 compared to the first six months of 2013 because we expanded our footprint domestically and internationally, incurred costs both for legal fees related to our shareholder lawsuit and accounting fees related to our substantial growth.

Payroll and benefits increased $400,389 in the first quarter of from 2014 compared to the first six months of 2014 compared to the first six months of 2013 primarily due to the addition of restaurant management personnel starting in the fourth quarter of 2013 and additional corporate employees commencing employment with the Company in the last two quarters of 2013.

Consulting and investor relations fees increased $512,162 in the first six months of 2014 compared to the first six months of 2013 primarily due to the Company seeking to increase our footprint in the investment and restaurant arenas. Non-cash fees for services totaled $375,507 and $65,796 in the first six months of 2014 and 2013, respectively.

Travel and entertainment increased $75,596 in the first six months of 2014 compared to the first six months of 2013 as Company personnel, primarily the CEO and Director of Restaurant Training, traveled to increase our Company awareness, visit our restaurant locations, and secure financing and partners for the restaurant locales.

Shareholder services and fees increased $39,730 in the first six months of 2014 compared to the first six months of 2013 primarily from additional fees for securities issuances and related filings with the SEC.

Depreciation and amortization

Depreciation expense for the six months ended June 30, 2014 and 2013 amounted to $622,649 and $233,569, respectively. The restaurant segment for the six months ended June 30, 2014 and 2013 amounted to $617,928 and $230,294, respectively, and the management business amounted to $4,721 and $3,275, respectively.

Amortization expense for the six months ended June 30, 2014 and 2013 for the restaurant businesses related to franchise fees was $154,726 and $10,531, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the six months ended June 30, 2014 and 2013:

	2014	2013
Other income (expense):
Equity in losses of investments	$(40,694)	$(33,053)
Gain on extinguishment of debt	-	70,900
Realized gains	101,472	-
Change in fair value of derivative liabilities	704,200	-
Interest expense	(687,541)	(55,386)
Miscellaneous income	7,838	3,825
	$85,275	$(13,714)

Equity in Earnings of Investments

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the six months ended June 30, 2013 and the first three months of 2014 prior to our step acquisition.

Gain on extinguishment of debt

Gain on extinguishment of debt of $70,900 was recorded upon settlement of certain debts related to our South African subsidiary.

Interest Expense

Interest expense increased by $632,155 from the first six months of 2013 compared to the first six months of 2014, as the Company increased its debt obligations in the second half of 2013 to fund the Company’s growth.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Our management has determined that, as of June 30, 2014, the Company's disclosure controls and procedures were ineffective.

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

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of June 30, 2014, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

As a result of the investigation into the Company’s South African subsidiaries financial and accounting functions as set forth above, the Audit Committee made several recommendations to the Board to address the identified material weaknesses in Company’s internal control over financial reporting. As a result of the acquisitions of ARB in September 2013, WEW in November 2013, Just Fresh in December 2013, Hooters Pacific NW in January 2014, Spoon in January 2014, and the Australian entities in April 2014, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of the newly acquired operations into the Company’s financial statements.  Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to the newly acquired companies.  Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

See Note 10—Commitments and Contingencies of the notes to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a description of material legal proceedings.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Investor Relations Services

During the three and six months ended June 30, 2014, the Company issued an aggregate of 40,000 and 98,764 shares of the Company’s common stock, valued at $101,900 and $330,757 to several investor relations firms in exchange for investor relations services provided to the Company. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Convertible Debt

On March 19, 2014, the Company received $500,000 from the issuance of convertible debt to one accredited investor, and the proceeds were used for continuing the Company’s growth and for working capital purposes. The Company issued 15% Secured Subordinate Convertible Notes and five-year warrants, at a price of $5.25 per share, to purchase up to 30% of the number of shares of Company common stock issuable upon conversion of the 2014 note. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Common Stock and Common Stock Warrant Issuances

During the three and six months ended June 30, 2014, the Company raised from private investors $200,000 for 137,500 shares of common stock and 15,000 five-year common stock warrants exercisable at $3.50 per share. Subsequent to June 30, 2014, the Company raised from private investors $440,000 for 220,000 shares of commons stock and 66,000 five-year common stock warrants exercisable at $3.50 per share.

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

CHANTICLEER HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Michael D. Pruitt
Michael D. Pruitt Chief Executive Officer

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreements for Australian Entities dated June 30, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on July 3, 2014)
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
101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013, and (iv) the Notes to the Condensed Consolidated Financial Statements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

