Form 10-Q
period 2014-09-30
Chanticleer Holdings, Inc.
filed 2014-11-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 7, 2014, was 7,240,333 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash	$322,770	$442,694
Accounts receivable	386,145	227,181
Other receivable	44,494	50,380
Inventories	542,344	381,408
Due from related parties	108,417	116,305
Prepaid expenses and other current assets	510,694	495,165
TOTAL CURRENT ASSETS	1,914,864	1,713,133
Property and equipment, net	14,591,942	5,620,189
Goodwill	18,191,967	6,496,756
Intangible assets, net	3,751,653	3,424,632
Investments at fair value	35,362	55,112
Other investments	1,550,000	2,491,963
Deposits and other assets	463,455	285,821
TOTAL ASSETS	$40,499,243	$20,087,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$2,092,005	$835,454
Current maturities of convertible note payable, net of discount of $136,908	363,092	-
Derivative liability	1,513,500	2,146,000
Accounts payable and accrued expenses	5,368,606	2,425,873
Current maturities of capital leases payable	85,728	59,162
Deferred rent	132,180	53,303
Loan payable	951,360	-
Due to related parties	186,627	12,191
TOTAL CURRENT LIABILITIES	10,693,098	5,531,983
Convertible notes payable, net of discount of $ 1,833,333 and
$2,583,333, respectively	1,166,667	416,667
Capital leases payable, less current maturities	60,284	105,918
Deferred rent	1,857,763	1,055,138
Deferred tax liabilities	1,242,975	1,340,000
Long-term debt, less current maturities	5,016,715	398,906
TOTAL LIABILITIES	20,037,502	8,848,612
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock: $0.0001 par value; authorized 45,000,000
shares; issued and outstanding 6,978,061 and 5,387,897 shares at
September 30, 2014 and December 31, 2013, respectively	700	541
Additional paid in capital	32,615,110	25,404,994
Other comprehensive income (loss)	146,880	(88,370)
Accumulated deficit	(17,885,631)	(14,472,816)
Non-controlling interest	5,584,682	394,645
TOTAL STOCKHOLDERS' EQUITY	20,461,741	11,238,994
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,499,243	$20,087,606

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
Revenue:
Restaurant sales, net	$9,067,744	$1,581,245
Gaming sales, net	141,156	-
Management fee income - non-affiliates	417,842	25,000
Total revenue	9,626,742	1,606,245
Expenses:
Restaurant cost of sales	3,062,628	577,299
Restaurant operating expenses	5,197,890	920,630
Restaurant pre-opening expenses	62,293	7,337
General and administrative expenses	1,426,461	948,035
Depreciation and amortization	465,819	129,126
Total expenses	10,215,091	2,582,427
Loss from operations	(588,349)	(976,182)
Other income (expense)
Equity in losses of investments	-	(13,131)
Dividend income	438,607	-
Change in fair value of derivative liabilities	221,000	(75,900)
Interest expense	(581,215)	(383,595)
Total other income (expense)	78,392	(472,626)
Loss from operations before income taxes	(509,957)	(1,448,808)
(Benefit) expense for income taxes	(19,726)	6,019
Net loss	(490,231)	(1,454,827)
Less: Net (income) loss attributable to non-controlling interest	(61,209)	31,355
Net loss attributable to Chanticleer Holdings, Inc.	$(551,440)	$(1,423,472)

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	$-	$(7,922)
Foreign translation income	177,219	15,841
Other comprehensive loss	$(374,221)	$(1,415,553)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.08)	$(0.38)
Weighted average shares outstanding, basic and diluted	6,628,011	3,704,526

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Revenue:
Restaurant sales, net	$21,433,613	$4,864,410
Gaming income, net	272,391	-
Management fee income - non-affiliates	467,993	75,000
Total revenue	22,173,997	4,939,410
Expenses:
Restaurant cost of sales	7,500,535	1,840,535
Restaurant operating expenses	12,471,771	2,833,035
Restaurant pre-opening expenses	323,274	17,538
General and administrative expenses	4,307,257	2,313,883
Depreciation and amortization	1,243,195	373,226
Total expenses	25,846,032	7,378,217
Loss from operations	(3,672,035)	(2,438,807)
Other income (expense)
Equity in losses of investments	(40,694)	(46,184)
Gain on extinguishment of debt	-	70,900
Dividend income	446,445	3,785
Realized gains	101,472	-
Change in fair value of derivative liabilities	925,200	(75,900)
Interest expense	(1,268,756)	(438,941)
Total other income (expense)	163,667	(486,340)
Loss from operations before income taxes	(3,508,368)	(2,925,147)
(Benefit) expense for income taxes	(27,235)	27,216
Consolidated net loss	(3,481,133)	(2,952,363)
Less: Net loss attributable to non-controlling interest	68,318	84,114
Net loss attributable to Chanticleer Holdings, Inc.	$(3,412,815)	$(2,868,249)

Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	$(15,527)	$(44,887)
Foreign translation income	228,384	70,756
Other comprehensive loss	$(3,199,958)	$(2,842,380)

Net loss per attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.54)	$(0.77)
Weighted average shares outstanding, basic and diluted	6,279,688	3,701,804

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,481,133)	$(2,952,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,243,195	373,226
Equity in losses of investments	40,694	46,184
Common stock issued for services	354,617	124,720
Amortization of debt discount	930,392	316,867
Derivative liability adjustment	(925,200)	75,900
Decrease in deferred tax liability	(97,025)	-
Increase in deferred rent	3,431	14,670
Amortization of warrants	152,325	272,529
Gain on debt extinguishment	-	(70,900)
Changes in operating assets and liabilities:
(Increase) decrease in accounts and other receivables	(244,553)	46,427
Decrease in prepaid expenses and other assets	(107,161)	(108,942)
Decrease in inventory	33,845	86,496
Increase in accounts payable and accrued expenses	3,215,111	93,397
Advance from related parties for working capital	-	52
Net cash provided by (used in) operating activities	1,118,538	(1,681,737)

Cash flows from investing activities:
Franchise costs	-	(75,000)
Cash acquired in acquisitions	27,527	53,684
Restricted cash	-	(3,000,000)
Repayments of investments	-	98,434
Purchase of property and equipment	(3,569,775)	(86,919)
Net cash used in investing activities	(3,542,248)	(3,009,801)

Cash flows from financing activities:
Loan proceeds	1,458,308	3,342,000
Advances from investors and partners	-	575,000
Decrease in other liabilities	-	(270,646)
Proceeds from common stock issuances	835,000	-
Subsidiary capital received	33,500	-
Capital lease and loan payments	(142,906)	(36,821)
Net cash provided by financing activities	2,183,902	3,609,533
Effect of exchange rate changes on cash	119,884	71,431
Net change in cash	(119,924)	(1,010,574)
Cash, beginning of period	442,694	1,223,803
Cash, end of period	$322,770	$213,229

See accompanying notes to condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$63,503	$43,920
Income taxes	1,776	-

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$-	$53,943

Purchases of businesses:
Current assets excluding cash and cash equivalents	$636,894	$274,211
Property and equipment	7,945,152	2,948,102
Goodwill	11,930,766	1,653,016
Trade name/trademarks/franchise fees	559,304	1,784,443
Deposits and other assets	136,025	98,035
Liabilities assumed	(4,286,392)	(1,490,288)
Non-controlling interest	(4,753,288)	-
Chanticleer equity	(6,917,682)	-
Common stock and warrants issued	(5,278,306)	(5,321,203)
Cash received in excess of cash paid in acquisition	$27,527	$53,684

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC ("Ventures"), Chanticleer Holdings Limited ("CHL"), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. ("DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”), Pulse Time Trade (Pty) Ltd. (“PTT”), Crown Restaurants Kft. (“CRK”), American Roadside Burgers, Inc. (“ARB”), West End Wings Ltd. (“WEW”), JF Restaurants, L.L.C (“JFR”), JF Franchising Systems, L.L.C. (“JFFS”), Tacoma Wings, LLC, Jantzen Beach Wings, LLC, Oregon Owl’s Nest, LLC, Dallas Spoon, LLC, Dallas Spoon Beverage, LLC, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd. (collectively referred to as the “Company”). On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., and Hooters Emperors Palace (Pty.) Ltd., respectively. On August 30, 2013, January 8, 2014, and June 4, 2014 the names of KPL, C&S and PTT were changed to Hooters SA (Pty) Ltd., Chanticleer South Africa (Pty) Ltd. and Hooters PE, respectively. On April 1, 2014, the Company increased its ownership in the Australian Hooters entities, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., from 49% to 60%. On July 1, 2014, we purchased 60% of Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company has a calendar year-end reporting date of December 31. The accounts of two of its subsidiaries, JFR and WEW, are consolidated based on either a 52- or 53-week period ending on the Sunday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar year-end and the Company’s two subsidiaries year-end of December 29, 2013 that materially affected the Company’s financial position, results of operations, or cash flows. For the quarter ended September 30, 2013, the Company and all of its consolidated subsidiaries reported on a calendar quarter-end. For the quarter ended September 30, 2014, the Company and all subsidiaries reported on a calendar quarter-end with the exception of two non-calendar year-end subsidiaries, whose fiscal quarter each consisted of operations commencing December 30, 2013 and ending September 28, 2014 and October 5, 2014, respectively. No events occurred between these periods and September 30, 2014 that materially affect the Company’s financial position, results of operations, or cash flows.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY, MANAGEMENT’S PLANS AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company had current assets of $1,914,864, current liabilities of $10,693,098, and a working capital deficit of $8,778,234. The Company incurred a loss of $3,412,815 during the nine months ended September 30, 2014 and had an unrealized loss from available-for-sale securities of $15,527 and foreign currency translation gains of $228,384, resulting in a comprehensive loss of $3,199,958. The Company has historically met its liquidity requirements through the sale of equity and debt securities, sale of certain investments, and has also obtained funding at the subsidiary level for certain locations and joint ventures. The Company anticipates raising additional capital from one or more such sources during the remainder of 2014, although there can be no assurance that it will be able to do so.

The Company's general and administrative expenses were $4,307,257 for the first nine months of 2014, including $506,942 non-cash expenses comprised of common stock issued for services and amortization of warrants. The Company expects costs to remain flat for the last quarter of 2014 as we continue to expand our footprint domestically and internationally for 2014 and beyond, however we expect costs to decrease as a percent of sales. Effective October 1, 2011, the Company acquired majority control of the initial three restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013 and also purchased a similar restaurant called The Burger Company in Charlotte, NC on September 9, 2014, and 56% of JFR and JFFS, owners of Just Fresh, a Charlotte, North Carolina-based casual dining concept, in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014, the Company closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon and a gaming facility operated through the Oregon Lottery system, as well as Spoon Bar and Kitchen in Dallas, Texas. In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting fully in the third quarter of 2013. Historically, the Company also has earned 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney. During April 2014, the Company purchased an additional 11% of the Hooters location in Campbelltown from our Australian partner, increasing our ownership to 60%. Construction is also recently completed or underway on two additional Hooters Australia locations under the same terms (the Company will hold a 60% interest in each). The first site in Surfers Paradise opened to the public on July 14, 2014 and the second site in Townsville is expected to open late in the fourth quarter of 2014 or early in 2015. The Company also has a 5% interest in Beacher’s Madhouse, a variety show, which opened in Las Vegas, Nevada at the end of 2013.

The Company has a note with a balance at September 30, 2014 of $187,393 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which is due on May 10, 2015 (original maturity date was August 10, 2014). As of September 30, 2014, the balance on the line of credit is $500,000. In February 2014 the Company secured a note with a bank for $500,000 which is due on June 10, 2019 (original maturity date of August 10, 2014). The Company also has $3,000,000 of convertible debt which the Company used for our purchase of the Hooters Nottingham (United Kingdom) location. On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering. These investors received 3 year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt and warrants was recorded as a derivative liability. The Company closed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. In March 2014, the Company received proceeds of $500,000 from convertible debt which was used for continuing the Company’s growth and for working capital. The investor was issued 15% Secured Subordinate Convertible Notes and received five-year warrants to purchase up to 30% of the number of shares of common stock issued upon conversion of the 2014 note exercisable at $5.25 per share. The conversion feature of the convertible debt was recorded as a derivative liability. In addition the Company has notes with a balance at September 30, 2014 of $200,000 owed to two outside companies which have matured on February 23, 2014 and July 11, 2014. An extension for both notes is currently being negotiated and payment has not been demanded. The Company’s South African subsidiaries have bank overdraft and term facilities of $721,327, including a mortgage for a site we purchased in Port Elizabeth for our next Hooters location. ARB had a bank note payable of $10,249 due on August 5, 2014 which has been repaid in full. On July 1, 2014, pursuant to Purchase Agreements executed on June 30, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”), which own, operate, and manage Hooters restaurant locations and gaming operations in Australia. The ownership interest in the Australian Entities was purchased from the respective entities in exchange for the Company agreeing to assume a five million dollar ($5,000,000) debt bearing interest at 12% annually and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock. Originally principal repayments were as follows: $2,000,000 on December 31, 2014, $2,000,000 on June 30, 2015, and $1,000,000 on December 31, 2015. On October 15, 2014, principal repayments were restructured whereby $650,000 is due by September 30, 2015, $3,350,000 by July 31, 2016, and the remaining $1,000,000 by January 31, 2017. The Company will issue $175,000 of the Company’s common stock (87,500 shares at $2.00 per share) and 87,500 common stock warrants at $3.50 per share exercise price in consideration for the debt restructuring, The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

On October 17, 2013, the Company raised $2,500,000 in a private placement, pursuant to which the Company sold to the investors an aggregate of 666,667 Units at a purchase price of $3.75 per unit. Each Unit consisted of one share of the Company’s common stock and one five-year warrant, exercisable after twelve months, to purchase one share of common stock at an initial exercise price of $5.00. The Company employed a placement agent for the purpose of the private placement, and paid to the placement agent commissions in the total amount of $150,000 and five-year warrants convertible into an aggregate of 40,000 shares of the Company’s common stock.

On November 7, 2013, the Company entered into a Subscription Agreement with three accredited investors, pursuant to which the Company sold to the investors an aggregate of 160,000 Units at a purchase price of $5.00 per Unit, closing a $800,000 private placement. Each Unit consisted of one share of the Company’s common stock, $0.001 par value per share and one five- year warrant to purchase one share of common stock. One half (80,000) of the available warrants had at an initial exercise price of $5.50, while the remaining half (80,000) of the warrants had an initial exercise price of $7.00. The Company employed a placement agent for the purpose of the private placement, and paid to the placement agent commissions in the total amount of $32,000 and five-year warrants subject to the same terms as those issued under the above transaction, convertible into an aggregate of 6,400 shares of the Company’s common stock.

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

During the three and nine months ended September 30, 2014, the Company raised from private investors $641,000 and $841,000 for the sale of 320,500 and 458,000 shares of common stock, respectively, and accompanying sales of 96,150 and 111,150 five-year common stock warrants exercisable at $3.50 per share, respectively.

In order to execute the Company’s long-term growth strategy, which includes continued expansion of the Company’s business by acquisition development or construction, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

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

Long-lived Assets

The Company accounts for our long-lived assets in accordance with Accounting Standards Codification (“ ASC ”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ ASC 360 ”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to;

•	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);
•	significant negative industry or economic trends;
•	knowledge of transactions involving the sale of similar property at amounts below the Company’s carrying value; or
•	the Company’s expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from the Company’s use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, the Company would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, the Company make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. The Company formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, the Company may be required to record an impairment charge.

The Company evaluates the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which the Company operates, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life.

Goodwill

The Company reviews our goodwill for impairment annually, or more frequently if indicators of impairment exist. Goodwill is not subject to amortization and have been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements

.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and discounted cash flow projections (also referred to as the income approach). The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow and sales multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment loss for the difference.

Except for the above changes, there have been no material changes to our significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding.

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of September 30, 2014 and 2013, that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	As of September 30,
	2014	2013
Warrants	8,695,048	6,241,458
Convertible notes payable	1,916,559	-
Convertible interest	88,649	-
Totals	10,700,256	6,241,458

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

There are several other new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At September 30, 2014, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITIONS

The Company completed the following acquisitions:

•	American Roadside Burgers, effective September 30, 2013;
•	West End Wings, LTD (Hooters Nottingham), effective November 7, 2013;
•	56% ownership interest in Just Fresh, effective December 10, 2013;
•	Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, effective January 31, 2014; and
•	Dallas Spoon, LLC and Dallas Spoon Beverage, LLC, effective January 31, 2014.
•	Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., step acquisition from 49% to 60% effective April 1, 2014.
•	60% ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd., effective July 1, 2014.
•	The Burger Company, LLC, effective September 9, 2014.

In connection with the acquisition of the restaurants, the Company analyzed each acquisition to determine the purchase price allocation in consideration of all identifiable intangibles.  Based on our evaluation, there were no marketing related assets, customer related intangibles or contract based arrangements for which the purchase price would be required to be allocated.  For marketing related assets, the Company did not acquire any trademarks or trade names (for Hooters acquisitions) or enter into any non-compete agreements. The Company is however required to pay royalties based on future sales. For acquisitions other than Hooters restaurants, the value of any trademark/tradename, was calculated using a relief of royalty method considering future franchise opportunities, and the value was determined to be de minimus. With respect to customer related intangibles, the Company did not acquire any customer lists or enter into any customer contractual arrangements nor did the Company enter into any licensing or royalty arrangements requiring a further allocation of the purchase price. The premium paid for the businesses represents the economic value which is not captured by other assets such as the reputation of the businesses, the value of its human capital, its future growth potential and its professional management. The acquisition of these businesses will help the Company expand its domestic operations and presence.

American Roadside Burgers (“ARB”)

On September 30, 2013, the Company entered into an agreement and plan of merger with ARB, whereby the Company acquired 100% of the outstanding shares of ARB. In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5.00 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. In connection with this acquisition and the related management team, the Company acquired a strategic opportunity to participate in a high-growth space with an already established brand. The Company plans to continue to expand the American Roadside chain as future opportunities are presented, which has the potential to bring revenue and profits to the Company. During March and April 2014, the Company began doing business as American Burger Co. at the two Charlotte ARB locations.

The shares issued in connection with the acquisition were valued based on the Company’s closing stock market price on September 30, 2013, the date the acquisition was consummated. For the fair value of the warrants issued, we used the following inputs in the application of the Black-Scholes Option Pricing model:

•	Current equity value: Our common stock, ticker HOTR on NASDAQ closing price on September 30, 2013, the valuation date, was $4.88.
•	Strike price of the warrants: Per the warrant agreement, the strike price was $5.00.
•	Time to maturity: The term of the warrants was calculated based on the time until the expiration date, which per the warrant agreement is five years.
•	Volatility of the underlying asset: The volatility utilized in the analysis of the warrants was 55.0%, based on our analysis of industry peers.
•	Risk-free rate of interest of: The risk-free interest rate was based on the rate of treasury securities with a similar term as the warrants, and was 1.39%.

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities.  The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future.

There is inherent uncertainty in our forecasts and projections, and if we had made different assumptions and estimates than those described previously, the determined fair value of our common stock as of each of the valuation dates could have been materially different.

On September 9, 2014, the Company purchased 100% of the net assets of The Burger Company located in Charlotte, North Carolina, a similar concept to our ARB restaurants, for a purchase price of $550,000, which consisted of $250,000 in cash and $300,000 in the Company’s common stock.

West End Wings (“WEW” or “Hooters Nottingham”)

On November 6, 2013, the Company closed the purchase of West End Wings LTD, which is the owner of the Nottingham, England Hooters restaurant location. The purchase price paid by the Company for WEW was $3,150,000.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The condensed consolidated statements of operations include the results of the Hooters Nottingham operations beginning November 7, 2013. The assets acquired and the liabilities assumed were recorded at November 6, 2013 at estimated fair values as determined by the Company’s management.

In connection with the acquisition of West End Wings, the Company analyzed the acquisition to determine the purchase price allocation in consideration of all identifiable intangibles.  Based on our evaluation, there were no marketing related assets or customer related intangibles for which the purchase price would be required to be allocated.  The Company is however required to pay royalties based on future sales. For marketing-related assets, the Company did not acquire the rights to any trademarks or trade names or enter into any non-compete agreements. The value of any franchise rights was determined to be de minimis given the franchise agreement provides no significant territorial exclusiveness and given the nominal value of any required franchise fees. The premium paid for the business represents the economic value which is not captured by other assets such as the reputation of the business, the value of its human capital, its future growth potential and its professional management. The acquisition of this business will help the Company expand its international operations.

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

For the acquisitions of Hooters Pacific NW and Spoon, the fair value of the shares was the closing stock market price on January 31, 2014, the date the deal acquisition was consummated. The fair value of the warrants issued was determined using the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities.  The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future.

The assumptions were as follows:

Acquisitions of Hooters Pacific NW and Spoon:
Assumptions:
Risk-free interest rate	1.49%
Expected life	5 years
Expected volatility	50.0%
Dividends	0%

Campbelltown, Penrith, Parramatta, Surfers Paradise, and Townsville (“Hooters Australia”)

On April 1, 2014, the Company completed the step acquisition of Hooters Australia, increasing the Company’s ownership percentage from 49% to 60%. The location in Campbelltown, a suburb of Sydney, opened in January 2012; the location in Surfers Paradise, an iconic coastal tourist destination, opened on July 14, 2014; and we expect the location in Townsville, in the northeast part of Australia, to open in late 2014. On July 1, 2014, the Company acquired 60% of the two other Hooters restaurants in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as a 60% interest in the related Australian management company. These entities own, operate, and manage Australian Hooters restaurants and gaming operations. The purchase price was the assumption of $5 million in debt. Also as part of the transaction, the Company will receive 100% of all gaming revenue until the debt is repaid, and thereafter the Company will receive 60% of such revenue for the remainder of the lifetime of the gaming machines.

The acquisitions were accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the condensed consolidated statements of operations include the results of these operations from the dates of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information currently available and based on certain assumptions as to future operations as follows:

	2014 Acquisitions
	Hooters		Hooters Australia		The
	Pacific NW	Spoon	April 1, 2014	July 1, 2014	Burger Co.	Total
Consideration paid:
Common stock	$2,891,156	$828,750	$-	$-	$300,000	$4,019,906
Warrants	978,000	280,400	-	515,600	-	1,774,000
Assumption of debt	-	-	-	5,123,333	-	5,123,333
Cash	-	-	100,000	-	250,000	350,000
Total consideration paid	3,869,156	1,109,150	100,000	5,638,933	550,000	11,267,239

Current assets, excluding cash	112,078	89,817	377,296	47,777	9,926	636,894
Property and equipment	2,731,031	391,462	2,934,307	1,603,557	284,795	7,945,152
Goodwill	1,951,909	698,583	-	9,002,738	256,379	11,909,609
Trademark/trade name/franchise fee	60,937	-	277,867	220,500	-	559,304
Deposits and other assets	20,275	5,193	90,371	20,186	-	136,025
Total assets acquired, less cash	4,876,230	1,185,055	3,679,841	10,894,758	551,100	21,186,984
Liabilities assumed	(1,009,348)	(97,541)	(1,560,710)	(1,496,536)	(1,100)	(4,165,235)
Deferred tax liabilities	-	-			-	-
Non-controlling interest	-	-	(993,999)	(3,759,289)	-	(4,753,288)
Chanticleer equity	-	-	(1,028,749)	-	-	(1,028,749)
Common stock and warrants issued	(3,869,156)	(1,109,150)	-	(5,638,933)	(300,000)	(10,917,239)
Cash paid	-	-	(100,000)	-	(250,000)	(350,000)
Cash received in excess of cash paid	$2,274	$21,636	$3,617	$-	$-	$27,527

	2013 Acquisitions

	ARB	WEW	JF	Total
Consideration paid:
Common stock	$3,611,126	$-	$-	$3,611,126
Warrants	1,710,077	-	-	1,710,077
Cash	-	3,150,000	590,000	3,740,000
Total consideration paid	5,321,203	3,150,000	590,000	9,061,203

Current assets, excluding cash	281,574	151,546	42,206	475,326
Property and equipment	3,000,122	20,493	242,531	3,263,146
Goodwill	2,550,611	3,159,500	425,151	6,135,262
Trademark/trade name/franchise fee	1,784,443	-	1,010,000	2,794,443
Deposits and other assets	98,035	-	-	98,035
Total assets acquired, less cash	7,714,785	3,331,539	1,719,888	12,766,212
Liabilities assumed	(1,490,288)	(372,824)	(282,317)	(2,145,429)
Deferred tax liabilities	(956,000)	-	(384,000)	(1,340,000)
Non-controlling interest	-	-	(463,571)	(463,571)
Chanticleer equity	-	-	-	-
Common stock and warrants issued	(5,321,203)	-	-	(5,321,203)
Cash paid	-	(3,150,000)	(590,000)	(3,740,000)
Cash received in excess of cash paid	$52,706	$191,285	$-	$243,991

Unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2013, as if the Company had acquired majority ownership of the operation on January 1 of each year is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenues	$11,437,149	$10,241,985	$27,100,251	$25,911,456
Loss from continuing operations	(516,733)	(1,691,741)	(3,361,231)	(3,718,031)
Income (loss) attributable to non-controlling interest	75,697	(8,232)	(39,342)	(39,842)
Net loss	$(441,036)	$(1,699,973)	$(3,400,573)	$(3,757,873)
Net loss per share, basic and diluted	$(0.07)	$(0.46)	$(0.54)	$(1.02)
Weighted average shares outstanding, basic and diluted	6,628,011	3,704,526	6,279,688	3,701,804

The following table includes information for the nine months ended September 30, 2014 Company’s 2014 acquisitions.

	Hooters		Hooters	The
	Pacific NW	Spoon	Australia	Burger Co.	Totals
Revenues	$3,168,058	$968,103	$3,153,589	$81,539	$7,371,289

Cost of sales	885,720	403,235	897,033	33,305	2,219,293
Other expenses	2,380,300	722,354	2,344,558	30,847	5,478,059

Operating income (loss)	$(97,962)	$(157,486)	$(88,002)	$17,387	$(326,063)

Income from operations of unconsolidated affiliates

Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities. Prior to the acquisition, we owned 49% of the entities and accounted for the Hooters Australia investment under the equity method of accounting and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Income. The Hooters Australia results of operations for the three months ended September 30, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Income.

4.	INVESTMENTS

OTHER INVESTMENTS ARE SUMMARIZED AS FOLLOWS AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013.

	September 30,	December 31,
	2014	2013
Investments accounted for under the equity method	$-	$941,963
Investments accounted for under the cost method	1,550,000	1,550,000
Total	$1,550,000	$2,491,963

INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

Effective April 1, 2014, the Company increased its ownership stake in Hooters restaurant in Campbelltown, Australia from 49% to 60%. In addition, the Company increased its ownership stake to 60% in the two new stores recently completed or under construction in Surfers Paradise (which opened on July 4, 2014), Australia and Townsville, Australia which we expect to open late 2014. The Company consolidated these entities beginning with this Quarterly Report on form 10-Q for the quarter ended September 30, 2014.

Also on July 1, 2014, the Company acquired 60% of the two other Hooters restaurants in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as 60% interest in the related Australian management company. These entities own, operate, and manage Australian Hooters restaurants and gaming operations. The purchase price was the assumption of $5 million in debt. Also as part of the transaction, the Company will receive 100% of all gaming revenue until the debt is repaid, and thereafter the Company will receive 60% of such revenue for the remainder of the lifetime of the gaming machines.

Activity in investments accounted for using the equity method is summarized as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2014	2013

Balance, beginning of year	$941,963	$1,066,915
Equity in losses	(40,694)	(125,017)
New investments	100,000	100,000
Step acquisition reclassification	(1,001,269)	-
Return of capital	-	(99,935)
Balance, end of period	$-	$941,963

Equity investments consist of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$-	$483,603
Second Hooters location (49%) - Australia	-	384,605
Third Hooters location (49%) - Australia	-	73,755
	$-	$941,963

The summarized balance sheets for the three locations in Australia of which we owned 49% at December 31, 2013 follows:

December 31,
2013
ASSETS
Current assets	$362,085
Non-current assets	3,089,230
TOTAL ASSETS	$3,451,315
LIABILITIES
Current liabilities	$972,885
PARTNER'S EQUITY	2,478,430
TOTAL LIABILITIES AND PARTNERS' EQUITY	$3,451,315

5.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill is summarized by location as follows:

	September 30,	December 31,
	2014	2013

South Africa	$396,487	$396,487
ARB	2,806,990	2,550,611
WEW (Nottingham)	2,955,507	3,124,507
JF	425,151	425,151
Australia	9,002,738	-
Hooters Pacific NW	1,951,909	-
Spoon	653,185	-
	$18,191,967	$6,496,756

Goodwill resulted from the excess paid over the fair value of the net assets acquired for the three operating restaurants in South Africa effective October 1, 2011, our ARB, Just Fresh and WEW acquisitions as of September 30, 2013, November 6, 2013 and December 10, 2013 respectively, our acquisitions of Hooters Pacific NW and Spoon as of January 31, 2014, Hooters Australia as of July 1, 2014 and our acquisition of The Burger Company as of September 9, 2014 (included in ARB amount above).

OTHER INTANGIBLE ASSETS

Franchise cost for the Company’s Hooters restaurants and trademark/trade name for the Company’s Just Fresh and ARB entities consists of the following at September 30, 2014 and December 31, 2013. The Company is amortizing these franchise costs from the opening of each restaurant for the 20-year term of the franchise agreement with HOA and the trademark/trade name over its estimated 10-year useful lives.

	September 30,	December 31,
	2014	2013

Franchise cost:
South Africa	$448,888	$448,888
Brazil *	135,000	135,000
Australia *	498,318	-
Hungary	106,506	106,506
Hooters Pacific NW	56,936	-
	1,245,648	690,394
Trade name/trademark:
Just Fresh	1,010,000	1,010,000
ARB	1,784,096	1,784,327
	2,794,096	2,794,327
Total intangible cost	4,039,744	3,484,721
Accumulated amortization	(288,091)	(60,089)
Intangible assets, net	$3,751,653	$3,424,632

Three months ended September 30, 2014 and 2013:

Amortization expense	$82,818	$5,372

Nine months ended September 30, 2014 and 2013:

Amortization expense	$228,002	$15,903

Future amortization for franchise costs and trade name/trademarks are as follows:

September 30,	Franchise fee	Trade name	Total
2015	$61,590	$279,427	$341,017
2016	61,590	279,427	341,017
2017	61,590	279,427	341,017
2018	61,590	279,427	341,017
2019	61,590	279,427	341,017
Thereafter	858,860	1,187,708	2,046,568
Totals	$1,166,810	$2,584,843	$3,751,653

* The Brazil franchise cost and the Australian franchise costs related to future restaurants are not being amortized until they are opened.

6.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

		September 30,	December 31,
		2014	2013

Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime plus 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company's assets and guaranteed by an officer of the Company	(a)	$187,393	$218,119

Line of credit to a bank, expires May 10, 2015, interest rate of Wall Street Journal Prime (3.25% as of September 30, 2014) plus 1%, floor rate of 5%	(b)	500,000	472,000

Note payable to a bank due interest only at a 5% rate; balloon principal payment due June 10, 2019; collateralized by substantially all of the Company's assets and guaranteed by an officer of the Company	(c)	500,000	-

Note payable to a bank, matured and paid in full August 5, 2014, interest rate of Wall St. Journal Prime plus 1%	(d)	-	38,614

Loan agreement with an outside company on December 23, 2013, interest at 1% per month, accrued interest and principal due February 23, 2014, unsecured	(e)	100,000	150,000

Loan agreement with an outside company on June 20, 2014, interest at 8% annual rate, accrued interest and principal due July 11, 2014, unsecured	(f)	100,000	-

Bank overdraft facility; unsecured; maximum facilities $260,000; interest rate 11% at September 30, 2014, subject to annual renewal in December 2014	(g)	167,502	79,372

Term facility with monthly payments of $5,000, including interest at 10.3% at September 30, 2014; due June 14, 2016	(h)	99,906	133,448

Term facility dated April 2014, interest at 2.6 % over South African prime rate (prime currently 9.25%); due July 31, 2024; secured by a bond on all assets at our Port Elizabeth, South Africa location and partially guaranteed by our CEO and South African COO	(i)	327,218	-

Term facility dated December 1, 2013; monthly payments of $3,172 including interest at 12.5%; due December 1, 2018; secured by a bond on all moveable assets at our Pretoria, South Africa location and partially guaranteed by our CEO	(j)	126,701	142,807

Loan agreement with an outside company on July 1, 2014, interest at 12% annual rate, principal payments due per below, secured by certain secured assets and gaming revenue of the Australian entities	(k)	5,000,000	-

		7,108,720	1,234,360
Current portion of long-term debt		2,092,005	835,454
Long-term debt, less current portion		$5,016,715	$398,906

(a) and (b) On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”). (b) The Credit Agreement provides for an additional $500,000 revolving credit facility with a one-year term from the closing date. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility (b) expires on May 10, 2015. Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (3.25% as of September 30, 2014) plus 1.00%. All unpaid principal and interest is due one (1) year after the closing date. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

(c) In addition, in February 2014 the Company secured a note with Paragon for $500,000 due on June 10, 2019. The note bears interest at a 5% annual rate, payments of interest only are due monthly until the due date. This increased the Company’s aggregate obligation to Paragon to approximately $1.2 million at September 30, 2014.

(d) ARB entered into a term note with TD Bank in 2008 for $300,000, which has a balance of $10,249 at September 30, 2014 and had a maturity date of August 4, 2014. The interest rate is 1.75% above the Wall Street Journal prime rate (3.25%), and the monthly principal and interest payment is $4,836, subject to adjustment by TD Bank, except for the last payment which shall be the unpaid balance at maturity. The term note is personally guaranteed by two former shareholders of ARB, and TD Bank has a first lien on all ARB’s assets. The note has been paid in full.

(e) On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000, due on February 23, 2014. Interest is compounded monthly at a rate of 1%. As of February 23, 2014, the Company was not in compliance with the terms of this note due to non-payment of principal and interest. On March 21 and August 20, 2014, the Company paid the note holder $25,000 each of principal and accrued interest. The note holder has not issued a formal notice of default to the Company.

(f) On June 20, 2014, the Company entered into a loan agreement with an outside company for $100,000, due on July 11, 2014. Interest is at an 8% annual rate. The Company is currently negotiating with the lender to extend this debt. The note holder has not issued a formal notice of default to the Company.

(i) In April 2014, our South African subsidiary entered into a mortgage note with a South African bank for the purchase of the building in Port Elizabeth for our Hooters location. The 10-year note is for $330,220 with an annual interest rate of 2.6% above the South African prime rate (prime currently 9.25%). Monthly principal and interest payments of approximately $4,600 commenced in August, 2014. The mortgage note is personally guaranteed by our CEO and South African COO and secured by the assets of the Port Elizabeth building.

(k) On July 1, 2014, pursuant to Purchase Agreements executed on June 30, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”), which own, operate, and manage Hooters restaurant locations and gaming operations in Australia. The ownership interest in the Australian Entities was purchased from the respective entities in exchange for the Company agreeing to assume a five million dollar ($5,000,000) debt bearing interest at 12% annually and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock. Originally principal repayments were as follows: $2,000,000 on December 31, 2014, $2,000,000 on June 30, 2015, and $1,000,000 on December 31, 2015. On October 15, 2014, principal repayments were restructured whereby $650,000 is due by September 30, 2015, $3,350,000 is due by July 31, 2016, and the remaining $1,000,000 is due by January 31, 2017. The Company will issue $175,000 of the Company’s common stock (87,500 shares at $2.00 per share) and 87,500 common stock warrants at $3.50 per share exercise price in consideration for the debt restructuring before the end of November 2014.

During October 2014, our South African subsidiary secured additional local bank financing in the form of term and overdraft facilities of approximately $182,000 and $45,000, respectively. The five-year term facility has an annual interest rate of 3.5% above the South African prime rate (currently 9.25%). Monthly principal and interest payments of approximately $4,250 commence in December 2014.

7.	cONVERTIBLE NOTEs PAYABLE

Convertible notes payable at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(1,833,333)	(2,583,333)
15% Convertible notes payable issued in March 2014	500,000	-
Discounts on above convertible note	(136,908)	-
	1,529,759	416,667
Current portion of convertible notes payable	(363,092)	-
Convertible notes payable, less current portion	$1,166,667	$416,667

On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes (“Notes”) for a total of $3,000,000 in a private offering collateralized by the assets of the Hooters Nottingham restaurant. The funding from the private offering was used exclusively for the acquisition of the Hooters Nottingham restaurant location (acquisition described in Note 3). The Notes have the following principal terms:

•	the principal amount of each Note shall be repaid within 36 months of the issuance date at a non-compounded 6% interest rate per annum payable quarterly beginning on the original issue date and continuing thereafter until the maturity date;
•	the Note holders shall receive 10%, pro rata, of the net profit of the Hooters Nottingham restaurant, paid quarterly for the life of the location, and 10% of the net proceeds should the location be sold;
•	the investors received a total of 300,000 three-year warrants, exercisable at $3.00 per share;
•	beginning six months after the original issue date and until this debenture is no longer outstanding, each Note holder may convert his or her Note into shares of the Company’s common stock (at 90% of the average closing price ten days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering).The conversion price is subject to a floor of $1.00 per share;
•	each Note holder has the right to redeem the Note for a period of sixty days following the eighteen month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen months after the issuance of the Note. In connection with the issuance of the Note, the Company also issued warrants for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share through August 2, 2016.

The Company completed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013.

The fair value of the embedded conversion feature and the warrants is $2,265,600 and $884,600, respectively, and the aggregated total equals $3,150,200. Consequently, upon issuance of the Note, a debt discount of $3,000,000 was recorded and the original difference of $150,200, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

The fair value of the embedded conversion feature and the warrants each was estimated using the Black-Scholes option-pricing model which approximated the Binomial Lattice model. Key assumptions used to apply this pricing model during the three and nine months ended September 30, 2014 were as follows:

Risk-free interest rate	0.15%-0.79%
Expected life	1-5 years
Expected volatility	62%-89%

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities of comparable companies. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The conversion price of the note is the 90% average price for the last 10 days of trading activity. As of the inception date of the note the shares issuable under the terms of the note were 804,764 shares or an effective conversion price of approximately $3.73 per share. The fair value of the shares as of August 2, 2013 using the Black-Scholes option pricing model was approximately $2.82 per share. On December 31, 2013 the stock price increased to $5.37 per share and the 90% average price for the last 10 days of trading activity was $4.71. The increase in the conversion price effectively decreased the number of shares that would be required to settle the contract by 161,172 shares to 637,592 shares as of December 31, 2013. The fair value of the Black-Scholes option pricing model was approximately $3.37 as of December 31, 2013. Had the conversion price been fixed we would have recognized a loss, however due to the variable conversion feature of the note the number of shares issuable offset any loss and we recognized a nominal gain for the period. The table below shows the assumptions as of the date of issuance and September 30, 2014.

	August 2, 2013	September 30, 2014
Common stock closing price	$4.15	$2.07
Conversion per share price	$3.73	$1.84
Conversion shares	804,764	1,632,387
Expected life (in years)	3.0	1.8
Expected volatility	109.55%	64.60%
Call option value	$2.82	$0.79
Risk-free interest rate	0.59%	0.58%
Dividends	0.00%	0.00%

In March 2014, the Company entered into an agreement whereby the Company issued a convertible promissory note for a total of $500,000. The note accrues monthly interest of 1.25% until the date the note is converted. The note is convertible into the Company’s common stock (at 85% if the offering price in future offering or 85% of the Volume Weighted Average Price (“VWAP”)). The conversion price is subject to a floor of $3.00 per share. If not converted, the note matures one year from the issuance date.

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

The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities.  The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future.

8.	accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	September 30,	December 31,
	2014	2013

Accounts payable	$3,321,355	$1,676,145
Accrued taxes (VAT, GST, Sales)	1,722,354	636,568
Accrued income taxes	38,027	15,776
Accrued interest	286,870	97,384
	$5,368,606	$2,425,873

9.	loan payable

At September 30, 2014 the Company has an outstanding loan payable to its Australian partner of $951,360 in connection with Surfers Paradise and Townsville construction costs. The Company has agreed to repay the unsecured obligation no later than the middle of 2015.

10.	Stockholders’ Equity

The Company has 45,000,000 shares of its $0.0001 par value common stock authorized at both September 30, 2014 and December 31, 2013, and 6,978,061 shares issued and 5,387,897 shares outstanding at September 30, 2014 and December 31, 2013, respectively.

On September 26, 2014, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”).  At the Annual Meeting, the Company’s stockholders approved an amendment to our Certificate of Incorporation to provide authority to issue up to 5,000,000 shares of preferred stock (the “Amendment”).

Prior to the adoption of the Amendment, the Company was not authorized to issue any shares of preferred stock.  The Board recommended the Amendment to stockholders for approval in order to provide the Company with capital raising and financing flexibility.  The Amendment gives the Board the authority to establish, from time to time, classes or series of preferred stock and to fix the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock, including dividend rates and preferences, conversion provisions, voting rights, redemption provisions, liquidation rights and preferences, preemption rights, maturity dates and other matters.

The Amendment became effective upon the Company’s filing of a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State on October 2, 2014.

Common Stock and Warrants Issued for Services

The fair value of any common stock issuances are valued at the closing price on the given day of an issuance, unless the agreement states some other valuation methodology, i.e. VWAP. Fair value of any warrant issuances are valued utilizing the Black-Scholes mode. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities.  The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. The table below sets forth the information for 2014 common stock and warrant issuances.

Nine months ended September 30, 2014
	# of shares/warrants	Per share/warrant Value	Total Value
1 - warrants	51,250	$1.66	$85,200
2 - shares	110,264	$3.22	$354,617

1 Warrants valued using Black-Scholes

2 Shares valued using Market value approach

The warrants issued for services in 2014 had the following assumptions:

September 30, 2014
Common stock closing price	$2.65
Expected life (in years)	5.5
Expected volatility	81.20%
Call option value	$1.66
Risk-free interest rate	1.78%
Dividends	0.00%

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

During the three and nine months ended September 30, 2014 the Company issued 11,500 and 110,264 shares valued at $23,860 and $354,617, respectively, for investor relations services. The shares were valued based on the Company’s closing stock market price on the dates of issuance.

During the three and nine months ended September 30, 2014, the Company raised from private investors $641,000 and $841,000 for 320,500 and 458,000 shares of common stock, respectively and 96,150 and 111,150 five-year common stock warrants exercisable at $3.50 per share, respectively.

On September 9, 2014, the Company issued 146,628 shares of our common stock for the stock portion of the acquisition of The Burger Company. The stock was valued at $300,000 based on the closing price of our common stock on such day.

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

On October 12, 2012, Francis Howard (“Howard”), individually and on behalf of all others similarly situated, filed a lawsuit against the Company, Michael D. Pruitt, Eric S. Lederer, Michael Carroll, Paul I. Moskowitz, Keith Johnson (the “Individual Defendants”), Merriman Capital, Inc., Dawson James Securities, Inc. (the “Underwriter Defendants”), and Creason & Associates P.L.L.C. (“Creason”), in the U.S. District Court for the Southern District of Florida.  The class action lawsuit alleges violations of Section 11 of the Securities Act against all Defendants, violations of Section 12(a)(2) of the Securities Act against only the Underwriter Defendants, and violations of Section 15 against the Individual Defendants.  On February 19, 2013, Plaintiff filed an Amended Complaint alleging similar claims to those previously asserted.  On March 17, 2014, the parties signed a settlement agreement for a total of $850,000, with $837,500 to be paid on behalf of the Company by its insurance carrier, and $12,500 to be paid by Creason.  On August 14, 2014, the Court approved the settlement, which is now final.  As a result, all claims against the Company have been dismissed with prejudice.

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

12.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

September 30, 2014
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$-

Liabilities:
Embedded conversion feature	$1,436,700	$-	$-	$1,436,700
Warrant liability	76,800	-	-	76,800
	$1,513,500	$-	$-	$1,513,500

December 31, 2013
Assets:
Available-for-sale securities	$55,112	$55,112	$-	$-

Liabilities:
Embedded conversion feature	$2,146,000	$-	$-	$2,146,000

At September 30, 2014 and December 31, 2013, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

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

 The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three and nine months ended September 30, 2014. The Company did not have any warrants or conversion feature financial assets for the three and nine months ended September 30, 2013.

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2014	$-	$2,146,000	$2,146,000

Change in fair value of derivative liability	(34,500)	(814,800)	(849,300)

Amount included in debt discounts	111,300	105,500	216,800
Balance at September 30, 2014	$76,800	$1,436,700	$1,513,500

The following are revenues and operating income (loss) by geographic area as of and for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2014	2013	2014	2013
United States	$3,957,161	$25,000	$10,445,982	$75,000
South Africa	1,601,493	1,302,709	4,905,249	4,165,886
Australia	2,641,909	-	3,153,589	-
Europe	1,426,179	278,536	3,669,177	698,524
	$9,626,742	$1,606,245	$22,173,997	$4,939,410

Operating income (loss):
United States	$(729,351)	$(767,524)	$(3,408,663)	$(1,850,054)
South Africa	(70,571)	(98,973)	(220,186)	(320,212)
Australia	192,566	-	(88,002)	-
Europe	19,007	(109,685)	44,816	(268,541)
	$(588,349)	$(976,182)	$(3,672,035)	$(2,438,807)

13.	SUBSEQUENT EVENTS

During October 2014, the Company re-priced certain warrants with an original exercise price of $5.50 and $7.00 to $2.00, subject to immediate cash exercise. The Company received $349,544 of funds related to this transaction.

On October 15, 2014, the Company’s $5,000,000 debt related to our Hooters Australia purchase was restructured whereby $650,000 is due by September 30, 2015, $3,350,000 is due by July 31, 2016, and the remaining $1,000,000 is due by January 31, 2017. The Company will issue prior to the end of November 2014 $175,000 of the Company’s common stock (87,500 shares at $2.00 per share) and 87,500 common stock warrants at $3.50 per share exercise price in consideration for the debt restructuring.

During October 2014, the Company’s South African subsidiary secured additional local bank financing in the form of term and overdraft facilities of approximately $182,000 and $45,000, respectively.

On October 30, 2014, the Company announced the opening of a new South Africa Hooters location on December 13, 2014 in Ruimsig, a suburb of Johannesburg. It is Chanticleer's third location in the Johannesburg area and fourth in the province of Gauteng. The Company believes the location will generate significantly higher revenues than at its prior CapeTown location, and plans to re-enter the CapeTown market in mid-2015. The Company, through our subsidiary, has entered in a lease for this location and will begin paying rent upon opening.

On November 11, 2014, the Company announced Just Fresh will to have the grand opening of its seventh location in the Ballantyne Corporate Park in Charlotte, NC on November 19, 2014. The Company, through our subsidiary, has entered in a lease for this location and will begin paying rent upon opening.

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

Management’s Analysis of Business

Our business focus is operating Hooters franchises internationally and several restaurant and bar concepts domestically. We previously have operated in two business segments – Hooters franchise restaurants and investment management and consulting services businesses. However, we effectuated our exit from our investment management and consulting services segment during the second quarter of fiscal 2013. We own and operate Hooters franchises both domestically and internationally, various fast casual restaurant brands domestically, and several other domestic restaurant and bar concepts, including the American Roadside Burgers (currently doing business as American Burger Co. at the two Charlotte ARB locations) restaurant chain and a majority interest in the Just Fresh restaurant chain.  Hooters restaurants are casual beach-themed establishments with sports on television, jukebox music, and the “nearly world famous” Hooters Girls.  The menu consists of spicy chicken wings, seafood, sandwiches and salads.  The menu of each location can vary with the local tastes.  Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with locations in 44 states domestically and over 430 Hooters restaurants worldwide. Besides restaurants, Hooters has also branched out to other areas, including licensing its name to a golf tour and the sale of packaged food in supermarkets. ARB is a 10-year-old fast casual dining chain, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. Each restaurant features a nostalgic "made in America" theme. The first ARB location opened in 2006 in Smithtown, N.Y. and has since expanded to 2 locations in Charlotte, N.C. (currently doing business as American Burger Co.), 1 location in Columbia, S.C. and the newest location is in Greenville, S.C. The Just Fresh restaurant chain first opened in 1994 and currently operates six company owned locations throughout North Carolina that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups. The founders of Just Fresh modeled their concept around the idea that a fresher, more nutritional diet can have positive effects on physical health and overall wellness.

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

On September 9, 2014, we completed the acquisition of 100% of the assets of The Burger Company, a Charlotte, NC based restaurant.

LIQUIDITY AND CAPITAL RESOURCES AND GOING CONCERN

Historical information:

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company had current assets of $1,914,864, current liabilities of $10,693,098, and a working capital deficit of $8,778,234. The Company incurred a loss of $3,412,815 during the nine months ended September 30, 2014 and had an unrealized loss from available-for-sale securities of $15,527 and foreign currency translation gains of $228,384, resulting in a comprehensive loss of $3,199,958. The Company has historically met its liquidity requirements through the sale of equity and debt securities, sale of certain investments, and has also obtained funding at the subsidiary level for certain locations and joint ventures. The Company anticipates raising additional capital from one or more such sources during the remainder of 2014, although there can be no assurance that it will be able to do so.

The Company's corporate general and administrative expenses were $4,307,257 for the first nine months of 2014, including $506,942 non-cash expenses comprised of common stock issued for services and amortization of warrants. The Company expects costs to remain flat for the last quarter of 2014 as we continue to expand our footprint domestically and internationally for 2014 and beyond, however we expect costs to decrease as a percent of sales. Effective October 1, 2011, the Company acquired majority control of the initial three restaurants in South Africa and began consolidating these operations. In August 2012, the Company opened a restaurant in Budapest, Hungary, and earns 80% of the operating results with our operating partner earning 20%. Domestically in 2013 the Company purchased 100% of ARB on September 30, 2013, and 56% of JFR and JFFS, owners of Just Fresh, a Charlotte, North Carolina-based casual dining concept, in December 2013. Effective November 7, 2013, the Company acquired 100% of an existing Hooters restaurant in Nottingham, England. On January 31, 2014, the Company closed the purchases of 100% of two Hooters restaurants in the states of Washington and Oregon and a gaming facility operated through the Oregon Lottery system, as well as Spoon Bar and Kitchen in Dallas, Texas. In March 2013, the Company closed its investment management business, which saved us approximately $50,000 per quarter starting in the third quarter of 2013. The Company also has earned 49% of the operating results with our operating partner earning 51% in our Hooters location opened in January 2012 in Campbelltown, Australia, a suburb of Sydney. During April 2014, the Company purchased an additional 11% of the Hooters location in Campbelltown from our Australian partner, increasing our ownership to 60%. Construction is also recently completed or underway on two additional Hooters Australia locations under the same terms (the Company will hold a 60% interest in each). The first site in Surfers Paradise opened to the public on July 14, 2014 and the second site in Townsville site is expected to open late in 2014. The Company also has a 5% interest in Beacher’s Madhouse, a variety show, which opened in Las Vegas, Nevada at the end of 2013.

The Company has a note with a balance at September 30, 2014 of $187,393 owed to its bank which is due on October 10, 2018 with monthly principal and interest payments of $4,406. In April 2013, the Company secured a $500,000 line of credit which became due on May 10, 2015 (original maturity date of August 10, 2014). As of September 30, 2014, the balance on the line of credit is $500,000. In February 2014 the Company secured a note with a bank for $500,000 due on June 10, 2019 (original due date of August 10, 2014). The Company also has $3,000,000 of convertible debt which the Company used for our purchase of the Hooters Nottingham (United Kingdom) location On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering. These investors received 3 year warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. The conversion feature of the convertible debt and warrants was recorded as a derivative liability. The Company closed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013. In March 2014, the Company received proceeds of $500,000 from convertible debt which was used for continuing the Company’s growth and for working capital. The investor was issued 15% Secured Subordinate Convertible Notes and received five year warrants to purchase up to 30% of the number of shares of common stock issued upon conversion of the 2014 note exercisable at $5.25 per share. The conversion feature of the convertible debt was recorded as a derivative liability. In addition the Company has a note with at balance at September 30, 2014 of $200,000 owed to two outside companies which have matured, an extension for both notes are currently being negotiated and payment has not been demanded. The Company’s South African subsidiaries have bank overdraft and term facilities with a balance of $721,327, including a mortgage for a site we purchased in Port Elizabeth for our next Hooters location. ARB had a bank note payable of $10,249 due on August 5, 2014 which has been repaid in full. On July 1, 2014, pursuant to Purchase Agreements executed on June 30, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”), which own, operate, and manage Hooters restaurant locations and gaming operations in Australia. The ownership interest in the Australian Entities was purchased from the respective entities in exchange for the Company agreeing to assume a five million dollar ($5,000,000) debt bearing interest at 12% annually and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock. Originally principal repayments were as follows: $2,000,000 on December 31, 2014, $2,000,000 on June 30, 2015, and $1,000,000 on December 31, 2015. On October 15, 2014, principal repayments were restructured whereby $650,000 is due by September 30, 2015, $3,350,000 by July 31, 2016, and the remaining $1,000,000 by January 31, 2017. The Company will issue $175,000 of the Company’s common stock (87,500 shares at $2.00 per share) and 87,500 common stock warrants at $3.50 per share exercise price in consideration for the debt restructuring, The Company plans to continue to use limited partnerships or other financing vehicles, if necessary, to fund its share of costs for additional Hooters and other restaurants.

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

During the three and nine months ended September 30, 2014, the Company raised from private investors $641,000 and $841,000 for 320,500 and 458,000 shares of common stock, respectively and 96,150 and 111,150 five-year common stock warrants exercisable at $3.50 per share, respectively.

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

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2014 and 2013

Revenue and expenses from operations are summarized below.

	2014		2013
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales

Restaurant sales, net	$9,067,744		$1,581,245
Gaming income, net	141,156		-
Management fees - non-affiliate	417,842		25,000
	9,626,742		1,606,245

Expenses:
Restaurant cost of sales	3,062,628	33.8%	577,299	36.5%
Restaurant operating expenses	5,197,890	57.3%	920,630	58.2%
Restaurant pre-opening expenses	62,293	0.7%	7,337	0.5%
General and administrative	1,426,461	15.7%	948,035	60.0%
Depreciation and amortization	465,819	5.1%	129,126	8.2%
Total expenses	10,215,091	112.7%	2,582,427	163.3%
Loss from operations	$(588,349)		$(976,182)

Revenue

Restaurant revenues increased $7,486,499 (473.5%) from the third quarter of 2013 to the third quarter of 2014. The increase was largely attributable to acquisitions as discussed in Note 3.

Gaming income, net increased by $141,456 from the third quarter of 2013 to the third quarter of 2014 as a result of the Company’s acquisitions on January 31, 2014 of the Hooters restaurant and attached gaming facility in Oregon, run by the state’s lottery commission and on July 1, 2014 of 100% of the gaming revenue in our Australian location until the Australian debt is repaid, and thereafter the Company will receive 60% for the remainder of the lifetime of the gaming machines.

We expect gaming income, net to increase in the fourth quarter of 2014, however we have a limited history to be able to forecast a range.

Revenues for the management business increased $392,842 for the three months ended September 30, 2014 and September 30, 2013, due to a management fee earned related to the Company’s investment in Hooters of America. The Company does not expect to earn a similar fee for the next 12 months.

Restaurant cost of sales

Restaurant cost of sales amounted to $3,062,628, or 33.8% of restaurant net sales in the three months ended September 30, 2014 and $577,299, or 36.5% of restaurant net sales in the year earlier period.

In 2013 the Company only had one restaurant location in Europe (Hungary which opened in August 2012) and four in South Africa. Cost of sales percentage declined in 2014 in Europe as we added another location in Nottingham, UK in late 2013 which had a 34.6% cost of sales. Cost of sales in South Africa rose approximately 1.5% primarily from opening a fifth location in South Africa. We also acquired restaurants in late 2013 in several domestic locations (American Roadside Burgers and Just Fresh) and early 2014 (Spoon, Pacific NW and the Australia locations) which had no operations attributable to the Company in the 2013 period.

Our cost of sales for each region of operations is detailed in the table below. The percentage is for the regions cost of sales separately.

	2014 Cost of Sales		2013 Cost of Sales		Change - Cost of Sales
	Dollars	%	Dollars	%	Dollars	%
Hooters - South Africa	$609,502	38.1%	$477,014	36.6%	$132,488	1.4%
Hooters - Europe	494,747	34.7%	100,285	36.0%	394,462	-1.3%
American Roadside Burgers	293,021	36.8%	-		293,021	36.8%
Just Fresh	443,993	36.3%	-		443,993	36.3%
Hooters - Australia	745,309	28.8%	-		745,309	28.8%
Hooters - Pacific NW	341,057	30.6%	-		341,057	30.6%
Spoon	134,999	43.0%	-		134,999	43.0%
Total Cost of Sales	$3,062,628	33.8%	$577,299	36.5%	$2,485,329	-2.7%
Total Restaurant Revenues	$9,067,744		$1,581,245		$7,486,499

Restaurant operating expenses

Restaurant operating expenses amounted to $5,197,890 or 57.3% of restaurant net sales in the three months ended September 30, 2014 as compared to $920,630, or 58.2% of restaurant net sales in the three months ended September 30, 2013.

Additionally, our significant acquisitions mentioned above are detailed in the table below showing our restaurant operating expenses (“opex”) and percentage of total revenue by region.

	2014 Restaurant Opex		2013 Restaurant Opex		Change - Restaurant Opex
	Dollars	% of total revenues	Dollars	% of total revenues	Dollars	%
Hooters - South Africa	$852,410	53.2%	$745,495	57.2%	$106,915	-4.0%
Hooters - Europe	778,187	54.6%	175,135	62.9%	603,052	-8.3%
American Roadside Burgers	577,069	72.4%	-	0.0%	577,069	72.4%
Just Fresh	652,898	53.3%	-	0.0%	652,898	53.3%
Hooters - Australia	1,378,936	53.2%	-	0.0%	1,378,936	53.2%
Hooters - Pacific NW	757,660	68.0%	-	0.0%	757,660	68.0%
Spoon	200,730	63.9%	-	0.0%	200,730	63.9%
Total Restaurant Opex	$5,197,890	57.3%	$920,630	58.2%	$4,277,260	-0.9%
Total Restaurant Revenues	$9,067,744		$1,581,245		$7,486,499

Restaurant pre-opening expenses

Restaurant pre-opening expenses for the three months ended September 30, 2014 and 2013 amounted to $62,293 and $7,337, respectively. The increase in 2014 was due primarily to rent expenses incurred before opening of the two newly constructed Hooters in Australia, one location which opened in Surfers Paradise in July 2014 and the other in Townsville expected to open in late 2014.

General and Administrative Expense (“G&A”)

G&A amounted to $1,426,461 or 15.7% of restaurant net sales in the three months ended September 30, 2014 and $948,035 or 60.0% of restaurant net sales in the year earlier period. The more significant components of G&A are summarized as follows:

	2014	2013

Professional fees	$264,288	$128,403
Payroll and benefits	395,786	206,954
Consulting and investor relation fees	292,583	124,953
Travel and entertainment	87,185	41,611
Shareholder services and fees	28,848	12,593
Other G&A	357,771	433,521
	$1,426,461	$948,035

G&A costs are expected to be approximately $1.4 million per quarter for the last quarter of 2014, including approximately $0.3 million of non-cash G&A costs. We expect the costs associated with the activities of the restaurant business and corporate activities continuing to grow, but we expect the G&A as a percentage of sales to decline.

Professional fees increased $135,885 in the third quarter of 2014 compared to the third quarter of 2013 because we expanded our footprint domestically and internationally, incurred costs both for legal fees related to our shareholder lawsuit and accounting fees related to our substantial growth.

Payroll and benefits increased $188,832 in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the addition of restaurant management personnel starting in the fourth quarter of 2013 and additional corporate employees commencing employment with the Company in the last two quarters of 2013.

Consulting and investor relations fees increased $167,630 in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the Company seeking to increase our footprint in the publicly-traded company and restaurant arenas. Non-cash fees for services totaled $124,275 and $39,239 in the third quarter of 2014 and 2013, respectively.

Travel and entertainment increased $45,574 in the third quarter of 2014 compared to the third quarter of 2013 as Company personnel, primarily the CEO and Director of Restaurant Training, traveled to increase our Company awareness, visit our restaurant locations, and secure financing and partners for the restaurant locales.

Shareholder services and fees increased $16,255 in the third quarter of 2014 compared to the third quarter of 2013 primarily from additional fees for issuances of securities and related filings with the SEC.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 is summarized as follows.

	2014	2013

Depreciation expense	$388,119	$123,728
Amortization expense	77,700	5,398
	$465,819	$129,126

The increase in depreciation and amortization expense is due to the acquisitions (Note 3).

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the three months ended September 30, 2014 and 2013:

	2014	2013
Other income (expense):
Equity in losses of investments	$-	$(13,131)
Change in fair value of derivative liabilities	221,000	(75,900)
Interest expense	(581,215)	(383,595)
Dividend income	438,607	-
	$78,392	$(472,626)

Equity in Earnings of Investments

Income from operations of unconsolidated affiliates

Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities. Prior to the acquisition, we owned 49% of the entities and accounted for the Hooters Australia investment under the equity method of accounting and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Income. The Hooters Australia results of operations for the three months ended September 30, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Income.

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the 2013 third quarter period of $13,131.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability amounted to $221,000 for the three months ended September 30, 2014 as compared to the third quarter of 2013 which amounted to a loss of $75,900, and is related to the warrants issued with our convertible debt. The liability is a non-cash income or expense and will be adjusted quarterly based on the price of the Company’s common stock.

Interest Expense

Interest expense increased by $197,620 from the third quarter of 2013 to the third quarter of 2014, as the Company increased its debt obligations in the second half of 2013 and continuing into 2014, to fund the Company’s growth.

Dividend income

Dividend income increased from $0 to $438,607 in the three months ended September 30, 2014 as compared to the prior year period. The increase was primarily from our share of a cash dividend from our investment in Hooters of America.

Comparison of nine months ended September 30, 2014 and 2013

	2014		2013
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales

Restaurant sales, net	$21,433,613		$4,864,410
Gaming income, net	272,391		-
Management fees - non-affiliate	467,993		75,000
	22,173,997		4,939,410

Expenses:
Restaurant cost of sales	7,500,535	35.0%	1,840,535	37.8%
Restaurant operating expenses	12,471,771	58.2%	2,833,035	58.2%
Restaurant pre-opening expenses	323,274	1.5%	17,538	0.4%
General and administrative	4,307,257	20.1%	2,313,883	47.6%
Depreciation and amortization	1,243,195	5.8%	373,226	7.7%
Total expenses	25,846,032	120.6%	7,378,217	151.7%
Loss from operations	$(3,672,035)		$(2,438,807)

Revenue

Revenue amounted to $21,433,613 for the nine months ended September 30, 2014 and $4,864,410 for the nine months ended September 30, 2013.

Restaurant revenues increased $ 16,569,203 (340.62%) from the nine months ended September 30, 2013 to the first nine months of 2014. The increase was largely attributable to acquisitions as discussed in Note 3.

Gaming income, net increased by $272,391 from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 as the result of the Company’s acquisition on January 31, 2014 of the Hooters restaurant and attached gaming facility in Oregon, run by the state’s lottery commission. On July 1, 2014, we announced the acquisition of 60% of the two other Hooters in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as the Australian management company. The purchase price was the assumption of $5 million in debt. Also as part of the transaction, the Company receives 100% of the gaming revenue until the debt is repaid, and thereafter the Company will receive 60% for the remainder of the lifetime of the gaming machines.

We expect gaming income, net to increase in the fourth quarter of 2014, however we have a limited history to be able to forecast a range.

Revenues for the management business increased $392,993 for the nine months ended September 30, 2014 and September 30, 2013, due to a management fee earned related to the Company’s investment in Hooters of America. The Company does not expect to earn a similar fee for the next 12 months.

Restaurant cost of sales

Restaurant cost of sales amounted to $7,500,535, or 35% of restaurant net sales in the nine months ended September 30, 2014 and $1,840,535, or 37.8% of restaurant net sales in the year earlier period.

In 2013 the Company only had one restaurant location in Europe (Hungary which opened in August 2012) and four in South Africa. Cost of sales percentage declined in 2014 in Europe as we added another location in Nottingham, UK in late 2013 which had a 34.6% cost of sales. Cost of sales in South Africa rose approximately 1.5% primarily from opening a fifth location in South Africa. We also acquired restaurants in late 2013 in several domestic locations (American Roadside Burgers and Just Fresh) and early 2014 (Spoon, Pacific NW and the Australia locations) which had no operations in the 2013 period.

Our cost of sales for each region of operations is detailed in the table below. The percentage is for the regions cost of sales separately.

	2014 Cost of Sales		2013 Cost of Sales		Change - Cost of Sales
	Dollars	%	Dollars	%	Dollars	%
Hooters - South Africa	$1,871,237	38.1%	$1,588,395	38.1%	$282,842	0.0%
Hooters - Europe	1,295,113	35.3%	252,140	36.1%	1,042,973	-0.8%
American Roadside Burgers	850,217	38.6%	-		850,217	38.6%
Just Fresh	1,297,980	35.7%	-		1,297,980	35.7%
Hooters - Australia	897,033	28.9%	-		897,033	28.9%
Hooters - Pacific NW	885,720	30.0%	-		885,720	30.0%
Spoon	403,235	41.7%	-		403,235	41.7%
Total Cost of Sales	$7,500,535	35.0%	$1,840,535	37.8%	$5,660,000	-2.8%
Total Restaurant Revenues	$21,433,613		$4,864,410		$16,569,203

Restaurant operating expenses

Restaurant operating expenses amounted to $12,471,772 or 58.2% of restaurant net sales in the nine months ended September 30, 2014 as compared to $2,833,035, or 58.2% of restaurant net sales in the nine months ended September 30, 2013.

Additionally, our significant acquisitions mentioned above are detailed in the table below showing our restaurant operating expenses (“opex”) and percentage of total revenue by region.

	2014 Restaurant Opex		2013 Restaurant Opex		Change - Restaurant Opex
	Dollars	% of total revenues	Dollars	% of total revenues	Dollars	%
Hooters - South Africa	$2,578,841	52.6%	$2,366,029	56.8%	$212,812	-4.2%
Hooters - Europe	1,935,890	52.8%	467,006	66.9%	1,468,884	-14.1%
American Roadside Burgers	1,698,098	77.1%	-	0.0%	1,698,098	77.1%
Just Fresh	1,905,199	52.3%	-	0.0%	1,905,199	52.3%
Hooters - Australia	1,721,287	55.5%	-	0.0%	1,721,287	55.5%
Hooters - Pacific NW	2,007,479	68.1%	-	0.0%	2,007,479	68.1%
Spoon	624,978	64.6%	-	0.0%	624,978	64.6%
Total Restaurant Opex	$12,471,772	58.2%	$2,833,035	58.2%	$9,638,737	-0.1%
Total Restaurant Revenues	$21,433,613		$4,864,410		$16,569,203

Restaurant pre-opening expenses

Restaurant pre-opening expenses for the nine months ended September 30, 2014 and 2013 amounted to $323,274 and $17,538, respectively. The increase in 2014 was incurred primarily for the two openings in Australia, one location which opened in Surfers Paradise in July 2014 and the other location which is expected to open in Townsville in late 2014.

General and Administrative Expense (“G&A”)

G&A amounted to $4,307,257 or 20.1% of restaurant net sales for the nine months ended September 30, 2014 and $2,313,883 or 47.6% of restaurant net sales for the nine months ended September 30, 2013. The more significant components of G&A are summarized as follows:

	2014	2013

Professional fees	$899,285	$466,050
Payroll and benefits	1,238,820	660,048
Consulting and investor relation fees	1,083,031	658,808
Travel and entertainment	221,490	109,864
Shareholder services and fees	103,334	43,683
Other G&A	761,297	375,430
	$4,307,257	$2,313,883

G&A costs are expected to be approximately $1.4 million per quarter for the remainder of 2014, including approximately $0.3 million of non-cash G&A costs. We expect the costs associated with the activities of the restaurant business and corporate activities to continue to grow, while we expect the G&A as a percentage of sales to decline.

Professional fees increased $433,235 in the first nine months of 2014 compared to the first nine months of 2013 because we expanded our footprint domestically and internationally, incurred costs both for legal fees related to our shareholder lawsuit and accounting fees related to our substantial growth.

Payroll and benefits increased $578,772 in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the addition of restaurant management personnel starting in the fourth quarter of 2013 and additional corporate employees commencing employment with the Company in the last two quarters of 2013.

Consulting and investor relations fees increased $424,223 in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the Company seeking to increase our footprint in the publicly-traded company and restaurant arenas. Non-cash fees for services totaled $439,817 and $124,720 in the first nine months of 2014 and 2013, respectively.

Travel and entertainment increased $111,626 in the first nine months of 2014 compared to the first nine months of 2013 as Company personnel, primarily the CEO and Director of Restaurant Training, traveled to increase our Company awareness, visit our restaurant locations, and secure financing and partners for the restaurant locales.

Shareholder services and fees increased $59,651 in the first nine months of 2014 compared to the first nine months of 2013 primarily from additional fees for securities issuances and related filings with the SEC.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 is summarized as follows.

	2014	2013

Depreciation expense	$1,089,275	$362,695
Amortization expense	153,920	10,531
	$1,243,195	$373,226

The increase in depreciation and amortization expense is due to the acquisitions (Note 3).

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following for the nine months ended September 30, 2014 and 2013:

	2014	2013
Other income (expense):
Equity in losses of investments	$(40,694)	$(46,184)
Gain on extinguishment of debt	-	70,900
Realized gains	101,472	-
Change in fair value of derivative liabilities	925,200	(75,900)
Interest expense	(1,268,756)	(438,941)
Miscellaneous income	446,445	3,785
	$163,667	$(486,340)

Equity in losses of investments

Income from operations of unconsolidated affiliates

Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities. Prior to the acquisition, we owned 49% of the entities and accounted for the Hooters Australia investment under the equity method of accounting and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Income. The Hooters Australia results of operations for the three months ended September 30, 2014 are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Income.

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method. This included losses from the Hoot Campbelltown partnership in the 2013 period of $46,184 and a loss in the 2014 period before acquisition of $40,694.

Gain on extinguishment of debt

Gain on extinguishment of debt of $70,900 was recorded upon settlement of certain debts related to our South African subsidiary.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability amounted to $925,200 for the nine months ended September 30, 2014 as compared to the same period of 2013 which amounted to a loss of $75,900, and is related to the warrants issued with our convertible debt. The liability is a non-cash income or expense and will be adjusted quarterly based on the price of the Company’s common stock.

Interest Expense

Interest expense increased by $829,815 for the nine months ended September 30, 2014 as compared to the same 2013 period, as the Company increased its debt obligations in the second half of 2013 and continuing into 2014, to fund the Company’s growth.

Dividend income

Dividend income increased from $3,785 to $446,445 in the nine months ended September 30, 2014 as compared to the prior year period. The increase was primarily from our share of a cash dividend from our investment in Hooters of America.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Our management has determined that, as of September 30, 2014, the Company's disclosure controls and procedures were ineffective.

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

Management’s Evaluation of ICOFR. Management evaluated our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of September 30, 2014, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

As a result of the investigation into the Company’s South African subsidiaries financial and accounting functions as set forth above, the Audit Committee made several recommendations to the Board to address the identified material weaknesses in Company’s internal control over financial reporting. As a result of the acquisitions of ARB in September 2013, WEW in November 2013, Just Fresh in December 2013, Hooters Pacific NW in January 2014, Spoon in January 2014, the Australian entities in April and July 2014 and The Burger Co. in September 2014, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of the newly acquired operations into the Company’s financial statements.  Management continues to be engaged in substantial efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to the newly acquired companies.  Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock and Common Stock Warrant Issuances

During the three months ended September 30, 2014, the Company raised from private investors $641,000 for 320,500 and 458,000 shares of common stock and 96,150 five-year common stock warrants exercisable at $3.50 per share. Subsequent to September 30, 2014, the Company re-priced certain warrants with an original exercise price of $5.50 and $7.00 to $2.00, subject to immediate cash exercise. The Company received $349,544 of funds related to this transaction. On September 9, 2014, the Company purchased 100% of the net assets of The Burger Company located in Charlotte, North Carolina, a similar concept to our ARB restaurants, for a purchase price of $550,000, which consisted of $250,000 in cash and $300,000 (146,628 shares) in the Company’s common stock. During the three months ended September 30, 2014 the Company issued 11,500 shares valued at $23,860 for investor relations services.

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

CHANTICLEER HOLDINGS, INC.

Date: November 14, 2014	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Amendment to Certificate of Incorporation effective October 2, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.1	Debt Assumption Agreements dated July 1, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.2	Gaming Assignment dated July 1, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the SEC on July 3, 2014).

10.3	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., The Burger Company, LLC and American Burger Morehead, LLC dated September 9, 2014 (incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed with the SEC on September 10, 2014).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (iv) the Notes to the Condensed Consolidated Financial Statements.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

