Form 10-K
period 2014-12-31
Chanticleer Holdings, Inc.
filed 2015-04-15
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7621 Little Avenue, Suite 414, Charlotte, NC 28226

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (704) 366-5122

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

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

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No.

The aggregate market value of the voting stock held by non-affiliates was $11,671,851 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 12,306,230 shares of common stock issued and outstanding as of March 25, 2015.

Chanticleer Holdings, Inc.

Form 10-K Index

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	Operating losses may continue for the foreseeable future; we may never be profitable;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	We do not have full operational control over the businesses of our franchise partners or operations where we hold less 100% ownership;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

●	Increases in costs, including food, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

●	Inherent risk in foreign operations and currency fluctuations;

●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Current conditions in the global financial markets and the distressed economy;

●	A decline in market share or failure to achieve growth;

●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	Adverse effects on our operations resulting from certain geo-political or other events.

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

Item 1: Business

Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is in the business of owning and operating fast casual dining concepts, including Hooters franchises and other fast casual restaurant and bar concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of the Company and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC (“Ventures”), Chanticleer Holdings Limited (“CHL”), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. (“DineOut”), Chanticleer and Shaw Food (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Hooters Port Elizabeth (Pty) Ltd. (“PE”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”), Pulse Time Trade (Pty) Ltd. (“PTT”), Crown Restaurants Kft. (“CRK”), American Roadside Burgers, Inc. (“ABC”), American Burger Morehead, LLC, (“TBC” or “The Burger Company”), West End Wings Ltd. (“WEW”), JF Restaurants, L.L.C (“JFR”), JF Franchising Systems, L.L.C. (“JFFS”), Tacoma Wings, LLC, Jantzen Beach Wings, LLC, Oregon Owl’s Nest, LLC, Dallas Spoon, LLC, Dallas Spoon Beverage, LLC Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd., Hoot Townsville Pty. Ltd, Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd. On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., Hooters Emperors Palace (Pty.) Ltd., respectively. On August 30, 2013, January 8, 2014 and June 4, 2014, the names of KPL,C&S and PTT were changed to Hooters SA (Pty) Ltd.,Chanticleer South Africa (Pty) Ltd., Hooters PE (Pty.) Ltd, respectively. On June 11, 2014, the name of Hooters CapeTown (Pty.) Ltd. was changed to Hooters Ruimsig (Pty) Ltd.

On April 1, 2014, the Company increased its ownership in its Australian Hooters entities, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., from 49% to 60%. On July 1, 2014, the Company purchased 60% of the following additional Hooters Australia entities, Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd. The consolidated financial statements in this Annual Report on Form 10-K include the accounts of these Australian entities from the date the Company acquired control.

Information regarding the Company’s consolidated subsidiaries is as follows:

●	Advisors was formed as a wholly owned Nevada limited liability company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC (“Investors LLC”), and Chanticleer Investors II, LLC (“Investors II”). The Company announced its intention to exit the Investors II business on March 22, 2013, and effectuated such exit during the second quarter of fiscal 2013.

●	Ventures was formed as a wholly owned Nevada limited liability company on December 24, 2008 to provide business management and consulting services to its clients.

●	CHL was formed as a wholly owned limited liability company in Jersey on March 24, 2009 to own the Company’s initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa.

●	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia.

●	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company registered CIP as a registered investment advisor with the state of North Carolina. The Company exited this business during the second quarter of 2013.

●	DineOut was formed as a private limited liability company in England and Wales on October 29, 2009 to raise capital in Europe for Hooters South African stores. The Company owns approximately 89% of DineOut.

●	Consolidated entities domiciled in South Africa:

●	Hooters SA (Pty) Ltd. was formed on August 30, 2011 to manage the Hooters restaurants in South Africa. The Company owns 90% and local management owns 10% at December 31, 2014 and 2013.

●	Chanticleer South Africa (Pty) Ltd. was formed in 2009 and is owned 100% by the Company at December 31, 2014 and 2013, and holds the Hooters of America (“HOA”) franchise rights in South Africa.

●	Hooters Umhlanga (Pty) Ltd. was formed on August 16, 2011 and is owned 82% by the Company and 18% by outside investors at December 31, 2014 and 2013. DFLO owns the Hooters restaurant in Durban, South Africa.

●	TPL was formed on August 18, 2011 and is owned 88% by the Company and 12% by outside investors at December 31, 2014 and 2013. TPL owns the Hooters restaurant in Johannesburg, South Africa.

●	Hooters PE (Pty.) Ltd was formed on October 23, 2013 and is owned 100% by the Company at December 31, 2014 and 2013. PTT owns the Hooters restaurant in Pretoria, South Africa.

●	Hooters CapeTown (Pty) Ltd. was formed on August 29, 2011 and is owned 90% by the Company and 10% by outside investors at December 31, 2014 and 2013. CPL owns the Hooters restaurant in Cape Town, South Africa. The restaurant relocated from Cape Town to Johannesburg in December 2014. On June 11, 2014, the name of Hooters CapeTown (Pty.) Ltd. was changed to Hooters Ruimsig (Pty) Ltd.

●	Hooters Emperors Palace (Pty) Ltd. was formed on August 27, 2011 and is owned 88% by the Company and 12% by outside investors at December 31, 2014 and 2013. Hooters Emperors Palace (Pty) Ltd owns the Hooters restaurant in the Emperor’s Palace resort in Johannesburg, South Africa.

●	CRK was formed on October 12, 2011 in Hungary and is owned 80% by the Company and 20% by a local investor at December 31, 2014. CRK’s business purpose is owning and operating restaurants in Hungary (including the Budapest, Hungary location which opened in August 2012) and Poland (the Company has not opened a restaurant in Poland as of the date of this report).

●	ABC, a Delaware corporation, was acquired on September 20, 2013 in a transaction between ABC and Chanticleer Roadside Burgers International, L.L.C., a single member limited liability company with Chanticleer as its sole member. It is owned 100% by Chanticleer at December 31, 2014 and owns the American Roadside Burger restaurant franchise.

●	WEW, a United Kingdom entity, was acquired on November 6, 2013. It is 100% owned by the Company at December 31, 2014 and owns the Hooters restaurant in Nottingham, England.

●	JFR and JFFS, both North Carolina limited liability companies, were acquired on December 10, 2013. These entities are 56% owned by the Company and 44% owned by various investors and owns the Just Fresh restaurant franchise.

●	On January 31, 2014, we acquired all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC (collectively, “Hooters Pacific NW”). Tacoma Wings, LLC and Jantzen Beach Wings, LLC own and operate the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively. Oregon Owl’s Nest, LLC operates gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

●	Also on January 31, 2014, we completed the acquisition of all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage, LLC from Express Restaurant Holdings, LLC and Express Restaurant Holdings Beverage, LLC (collectively, “Spoon”).

●	Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities (Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd). Prior to the acquisition, we owned 49% of the entities. On July 1, 2014, the Company purchased 60% of the following additional Hooters Australia entities, Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd. The consolidated financial statements in this Annual Report on Form 10-k include the accounts of these Australian entities from the date the company acquired control.

●	On September 9, 2014, the Company purchased 100% of the net assets of The Burger Company located in Charlotte, North Carolina.

Information regarding the Company’s unconsolidated affiliates is as follows:

●	Investors LLC is a limited liability company formed in 2006 through which the Company raised $5,000,000 and began its relationship with Hooters of America, Inc. (“HOA”). Initially structured as a loan transaction, the loan was repaid in early 2011 and $3,550,000 was invested in HOA Holdings, LLC (“HOA LLC”). HOA LLC acquired HOA and Texas Wings, Inc. (“TW”) in early 2011 and currently operates 160 company-owned locations and 430 total locations in 28 countries. Investors LLC owns approximately 3.0% of HOA LLC and the Company owns approximately 22% of Investors LLC as of December 31, 2014 and 2013.

●	Chanticleer Dividend Fund, Inc. (“CDF”) was formed on November 10, 2010 in Maryland. CDF filed a registration statement in January 2011 under Form N-2 with plans to register as a non-diversified, closed-end investment company.

●	Chanticleer Foundation, Inc. (“CF”) is a non-profit organization formed for charitable purposes. CF is controlled by its board, which consists of Mr. Pruitt, a director of the Company and an employee of the Company.

Restaurant Brands

Hooters

Hooters restaurants are casual beach-themed establishments that feature music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. The menu consists of spicy chicken wings, seafood, sandwiches and salads. The menu of each location can vary with the local tastes. Hooters began in 1983 with its first restaurant in Clearwater, Florida. From the original restaurant and licensee Mr. Robert Brooks, Hooters has become a global brand, with 430 Hooters restaurants in over 28 countries.

Chanticleer currently owns, in whole or part, the exclusive franchise rights to develop and operate Hooters restaurants in South Africa, Hungary, Poland, Brazil, Australia and the United Kingdom. The Company currently owns and operates in whole or part of thirteen Hooters restaurants: Pretoria, Durban, Johannesburg (three restaurants with our most recent being Ruimsig) in South Africa; Campbelltown, Parramatta, Penrith and Surfers Paradise in Australia; Budapest in Hungary; Nottingham in the United Kingdom; Tacoma, Washington; and Portland, Oregon.

We expect to either own 100% of the Hooters franchise or partner with a local franchisee in the countries we target. We are focused on expanding our Hooters operations in the following areas: United Kingdom, South Africa, Brazil, Hungary, Poland and Australia. We may also expand in the United States if the opportunity presents itself.

American Burger Company

In September 2013, we acquired all of the outstanding shares of American Roadside Burgers, Inc., which we are operating under the brand name American Burger Company (“ABC”). ABC focuses on American food menu offerings, which include its signature burgers, turkey and veggie burgers, chicken sandwiches, wings, a variety of salads, and homemade milkshakes. ABC is a fast casual concept, with a warm and relaxing atmosphere and a strong focus on customer service. Each restaurant features a nostalgic “Made in America” feel with sustainable features throughout, including reclaimed barn siding on the walls and floors and chairs made from recycled materials. The first ABC location opened in 2006 in Smithtown, New York, and it has expanded to two locations in Charlotte, North Carolina, one location in Columbia, South Carolina and one location in Greenville, South Carolina. On September 9, 2014, the Company acquired The Burger Company in Charlotte, North Carolina, an award winning casual burger joint in the fast growing better-burger space which is an integral step in the Company’s strategic growth plan to take the better-burger category into its international markets.

Just Fresh

In November 2013, we acquired a majority (51%) interest in each of JF Restaurants, LLC, and JF Franchising Systems, LLC, owners of Just Fresh, a Charlotte, North Carolina - based casual dining concept. Just Fresh opened its first café in 1993 and has expanded to seven restaurants in the Charlotte, North Carolina area. The menu consists of fresh, health-conscious items such as salads, wraps, sandwiches, soups, freshly baked items, and smoothies. In December 2013, we acquired an additional five percent (5%) interest in each of JF Restaurants, LLC and JF Franchising Systems, LLC bringing our total ownership to 56% of each entity as of December 31, 2014. In November 2014, we opened our latest Just Fresh location in the Ballantyne Corporate Place in Charlotte, North Carolina.

Restaurant Geographic Locations

South Africa

We currently own and operate five Hooters locations in South Africa: Durban, Pretoria, and Johannesburg (three locations), which are owned by five companies which we control. Our newest restaurant in Ruimsig, Johannesburg, opened December 13, 2014 and was a relocation of our Cape Town location. We expect to re-enter the Cape Town market in the second half of 2015 in a more favorable location. In order to obtain investor funds to pay for the initial costs involved in commencing operations for our Emperor’s Palace location, we agreed to allocate a portion of the profits such that the investors receive 40% of the net profits after taxation until the investors have received a return of their investment and an additional pre-tax annual compounded return on that investment of 20%. Thereafter, the investors would be entitled to receive 10% of the net profits after taxation. As of December 31, 2014 there are no cumulative profits and therefore nothing has been accrued.

We also have formed KPL, which is a management company to operate the current South African Hooters locations. At December 31, 2014, we own 80% of the management company, with members of local management owning the remaining 20%. The management company currently charges a management fee of 5% of net revenues to the Hooters locations in South Africa.

In addition, we have secured a sixth South African location in Port Elizabeth which we expect to open in 2015. This is the Company’s first store location where the commercial real estate was purchased instead of leased. We expect to continue leasing the majority of our locations and will evaluate the purchase of real estate when the investment meets certain criteria.

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

United States

We currently own 100% of the American Burger Company restaurant chain, with three locations in Charlotte, North Carolina, one location in Smithtown, New York, one location in Greenville, South Carolina, and one in Columbia, South Carolina.

We also own 56% of the Just Fresh restaurant chain, with seven locations, all of which are located in Charlotte, North Carolina.

We also own Hooters restaurants in Tacoma, Washington and Portland, Oregon (“Hooters Pacific NW”). We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

Australia

We have partnered with the local Hooters franchisee (“TMIX”) in Australia. Through this partnership, we own 60% and TMIX owns 40% of the Australia Hooters stores and the local franchise Management Company. We currently operate four Hooters Restaurants in Australia at Campbelltown, Penrith, Parramatta, and Surfers Paradise. We are currently under construction and anticipate opening our next Australia location in Townsville during 2015. In addition, the Company acquired 100% of the gaming revenue from TMIX’s license gaming machines located in the Darling Harbor area of Sydney.

Brazil

The Company has the development rights to open Hooters in five states of Brazil: Rio de Janeiro, Goias, Parana, Minas Gerais and Espirito Santo. Management has not formalized any expansion plans for Brazil at the current time.

Restaurant Acquisitions

Acquisition of Hooter’s Restaurants

Our focus on Hooters began when the Company and our partners completed the acquisition of HOA and TW in 2011. Investors LLC and its three partners, H.I.G. Capital, KarpReilly, LLC and Kelly Hall, president of TW, the largest Hooters franchisee in the United States at the time, combined to form HOA LLC which created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide. The Company now owns approximately 22% of Investors LLC, and Investors LLC owns approximately 3% interest in HOA LLC.

The Company received a payment of $400,000 at closing for its services and expense reimbursement in facilitating the acquisition of HOA and TW. In addition, for a minimum of four years, ending in January 2015, the Company will receive annual payments of $100,000 due in January each year while Mr. Pruitt serves on its board.

In August 2014, the Company received an $830,421 a cash distribution on its 3% equity interest in HOA LLC.

Acquisition of American Roadside Burgers, Inc. /American Burger Company

In September 2013, we acquired all of the outstanding shares of American Roadside Burgers, Inc., which we are operating under the brand name American Burger Company (“ABC”). In exchange, the Company issued 740,000 HOTR Units to the then current shareholders of ABC on a pro-rata basis, with each Unit consisting of one share of the Company’s common stock and one five year, $5 warrant, exercisable after twelve months. We see a strategic opportunity to participate in a high-growth space with an already established brand of 10 years.

Acquisition of West End Wings LTD / Hooters Nottingham

On November 6, 2013 the Company finalized the purchase of West End Wings LTD, which is the owner of the Nottingham, England Hooters restaurant location. The purchase price paid by the Company for WEW was $3,150,000. As of September 2014, in terms of sales, Hooters Nottingham is the fifteenth largest Hooters locations globally and the fourth largest international Hooters store.

Acquisition of Just Fresh

On November 5, 2013 the Company entered into an agreement with JF Restaurants, L.L.C and JF Franchising Systems, L.L.C., for the purchase of a 51% ownership interest in each entity, for a total purchase price of $590,000. The purchase was finalized on December 10, 2013 with the Company increasing its ownership interest in each of JFR and JFFS to a total of 56%.

Acquisition of Tacoma Wings, Jantzen Beach Wings, and Oregon Owl’s Nest

On January 31, 2014, the Company completed the acquisition of all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC. Tacoma Wings, LLC and Jantzen Beach Wings, LLC own and operate the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively. Oregon Owl’s Nest, LLC operates gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

Acquisition of Dallas Spoon and Dallas Spoon Beverage

Also on January 31, 2014, the Company completed the acquisition of Spoon Bar & Kitchen through the purchase of all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage, LLC. Spoon Bar & Kitchen is a fine dining seafood restaurant located in Dallas, Texas. On December 31, 2014, after a careful evaluation of the restaurant’s operating performance, we decided to exit the business and sold the assets of Spoon Bar & Kitchen back to the original owner.

Acquisition of Campbelltown, Penrith, Parramatta, Surfers Paradise, and Townsville

On April 1, 2014, the Company increased its ownership in the Hooters Campbelltown, Penrith, Parramatta, Surfers Paradise, and Townsville locations in Australia from 49% to 60%. The location in Campbelltown, a suburb of Sydney, opened in January 2012; the location in Surfers Paradise, an iconic coastal tourist destination, opened on July 14, 2014; and we expect the location in Townsville, in the northeast part of Australia, to open in 2015.

In July 2014, the Company acquired 60% of TMIX Management Australia Pty, Ltd., Hooters franchisee in Australia, and its Hooters restaurants in Parramatta and Penrith (both suburbs of Sydney). In addition, the Company acquired 100% of the gaming revenue from gaming licenses in Darling Harbor, Sydney.

Acquisition of The Burger Company

In September 2014, the Company purchased 100% of the net assets of The Burger Company, a similar concept to our ABC restaurants, located in Charlotte, North Carolina, a similar concept to our ABC restaurants.

Acquisitions Occurring Subsequent to December 31, 2014

On March 15, 2015, the Company purchased the assets of BGR Holdings, LLC, through a wholly owned subsidiary of the Company. Our subsidiary acquired substantially all of the assets of BGR, including the ownership interests of a franchising subsidiary, an operating subsidiary and various restaurant locations engaged in the fast casual hamburger restaurant business under the name “BGR The Burger Joint” in Maryland, Virginia, and Washington DC. BGR operates 9 company-owned stores and 11 franchisee-owned stores.

A final valuation of the assets and liabilities and purchase price allocation has not been completed as of this reporting period. These amounts are subject to the completion of formal studies and valuations which are expected to occur in early 2015.

On March 31, 2015, the Company entered into an Asset Purchase Agreement with BT’s Burgerjoint Management, LLC., a fast casual hamburger concept with several restaurants in the Charlotte and Asheville, North Carolina markets. The closing is scheduled to occur on or before June 1, 2015 and is dependent on various closing conditions. Pursuant to the terms of the Asset Purchase Agreement, the Company is acquiring substantially all of the assets, including ownership interests of a franchising subsidiary, an operating subsidiary and four restaurant locations engaged in the fast casual hamburger restaurant business under the name “BT’s Burger Joint.”

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

Proprietary Rights

We either own or have a license to use the “Hooters” mark and certain other service marks and trademarks used in our Hooters restaurants. We also have trademarks and trade names associated with our Just Fresh and American Roadside Burger businesses. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

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

We are also subject to gaming regulations in Washington State and Australia where we operate gaming machines and/or have rights to participate in revenue generated by gaming machines located in those jurisdictions. Gaming operations are generally highly regulated and conducted under the permission and oversight of the state or local gaming commission, lottery or other government agencies.

Corporate Information

Our principal executive offices are located at 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Our web site is www.chanticleerholdings.com.

EMPLOYEES

At December 31, 2014, our locations had approximately 739 full-time employees, including 350 in South Africa, 23 in Hungary, 24 in the United Kingdom, 195 in Australia and 147 in the United States. Approximately 25 of our South African employees are represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

AVAILABLE INFORMATION

We make available free of charge through our website, www.chanticleerholdings.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with or furnish to the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, the SEC maintains a free website (www.sec.gov) which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Additionally, we make available free of charge on our internet website: our Code of Ethics; the charter of our Nominating Committee; the charter of our Compensation Committee; and the charter of our Audit Committee.

Item 1A: Risk Factors

Investing in our common stock involves risks. Prospective investors in our common stock should carefully consider, among other things, the following risk factors in connection with the other information and financial statements contained in this Report. We have identified the following factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.

We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statement. If any of these risks, or combination of risks, actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Risks Related to Our Company and Industry

We have not been profitable to date and expect our operating losses to continue for the foreseeable future; we may never be profitable.

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2014, we had net revenue of $29.8 million and incurred a net loss of $6.4 million. Our total accumulated deficit through December 31, 2014, was $21.3 million.

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

The recent acquisitions of ABC, Just Fresh, the Hooters NW Pacific restaurants, Hooters Nottingham, Hooters locations in Australia, BGR: The Burger Joint (“BGR”) in March 2015, as well as future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Consistent with our growth strategy, we have recently acquired a 100% ownership interest in ABC, 100% of Hooters Nottingham, 100% of Hooters NW, and a 56% ownership interest in entities owning Just Fresh. We also recently acquired the Hooters Australia restaurants in which we have a 60% ownership interest. In March 2015, we acquired the assets of BGR. We may seek to selectively acquire additional restaurants and bar concepts as part of our strategy. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any such acquisition that we pursue, whether or not successfully completed, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants and bar concepts are integrated into our operations;

●	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

●	problems retaining key personnel;

●	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

●	potential unknown liabilities;

●	difficulties of integration and failure to realize anticipated synergies; and

●	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

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

The number of openings and the performance of new locations will depend on various factors, including:

●	the availability of suitable sites for new locations and our ability to secure HOA’s approval of a proposed site;

●	our ability to negotiate acceptable lease or purchase terms for new locations, obtain adequate financing, on favorable terms, required to construct, build-out and operate new locations and meet construction schedules, and hire and train and retain qualified restaurant managers and personnel;

●	managing construction and development costs of new restaurants at affordable levels;

●	the establishment of brand awareness in new markets; and

●	the ability of our Company to manage this anticipated expansion.

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

We have debt financing arrangements, which could have a material adverse effect on our financial health and our ability to obtain financing in the future, and may impair our ability to react quickly to changes in our business.

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

●	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

●	require us to dedicate future cash flows to the repayment of debt, reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

We may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations.

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

The restaurant industry is intensely competitive. Moreover, the retail food industry in general is highly competitive and includes highly sophisticated national and regional chains. Our sector is highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant. While we strive to differentiate ourselves through the items we offer on our menu and the environment in which they are offered, we will, nonetheless, be required to compete with national and regional chains and with independent operators for market share, access to desirable locations and recruitment of personnel. No assurances can be given that we will have the financial resources, distribution ability, depth of key personnel or marketing expertise to compete successfully in these markets. We recently decided to exit the business of our Dallas restaurant Spoon Bar & Kitchen, and we may be forced to exit the business of other restaurants as well.

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

We do not have full operational control over the businesses where we control less than 100% ownership.

We are and will be dependent on our partners to maintain quality, service and cleanliness standards, and their failure to do so could materially affect our brands and harm our future growth. We do not presently have formal written agreements in place with any of our partners regarding these types of matters. Although we intend to exercise significant control over partners through written agreements in the future, our partners will continue to have some flexibility in the operations, including the ability to set prices for our products in their restaurants, hire employees and select certain service providers. In addition, it is possible that some partners may not operate their restaurants in accordance with our quality, service and cleanliness, health or product standards. Although we intend to take corrective measures if partners fail to maintain high quality, service and cleanliness standards, we may not be able to identify and rectify problems with sufficient speed and, as a result, our image and operating results may be negatively affected.

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

Our business could be adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences.

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

During the upcoming stages of our Company’s anticipated growth, we will be entirely dependent upon the management skills and expertise of our management and key personnel, including Michael Pruitt, our current Chairman and Chief Executive Officer. Mr. Pruitt also sits on HOA’s board of directors. The loss of services of Mr. Pruitt or other executive officers would dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;

●	they have specialized skills that are important to our operations; or

●	they would be particularly difficult to replace.

In the event that the services of Mr. Pruitt or any key management personnel ceased to be available to us, our growth prospects or future operating results may be adversely impacted.

Our food service business, gaming revenues and the restaurant industry are subject to extensive government regulation.

We are subject to extensive and varied country, federal, state and local government regulation, including regulations relating to public health, gambling and safety and zoning codes. We operate each of our locations in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if we could not obtain or retain food or other licenses, it would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular location or group of restaurants.

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

Our growth strategy depends in large part on our ability to increase our net restaurant count. The successful development of new units will depend in large part on our ability and the ability of our franchisees/partners to open new restaurants and to operate these restaurants on a profitable basis. We cannot guarantee that we, or our franchisees/partners, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’/partners’, ability to obtain suitable restaurant locations, obtain required permits and approvals in a timely manner and hire and train qualified personnel.

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

Our business and results of operations may be materially affected by conditions in the financial markets and the economy generally. The demand for our products could be adversely affected in an economic downturn and our revenues may decline under such circumstances. In addition, we may find it difficult, or we may not be able, to access the credit or equity markets, or we may experience higher funding costs in the event of adverse market conditions. Future instability in these markets could limit our ability to access the capital we require to fund and grow our business.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of neurological diseases or other diseases or viruses, such as norovirus, influenza, H1N1, and the recent appearance of EBOLA. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places, any one of which could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Common Stock

Our stock price has experienced price fluctuations and may continue to do so, resulting in a substantial loss in your investment.

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

In addition, the stock market can be highly volatile. As a result, the market price of our common stock can be similarly volatile, and investors in our common stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock is likely to be highly unpredictable and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:

●	quarterly variations in our operating results and achievement of key business metrics;

●	changes in the global economy and in the local economies in which we operate;

●	our ability to obtain working capital financing, if necessary;

●	the departure of any of our key executive officers and directors;

●	changes in the federal, state, and local laws and regulations to which we are subject;

●	changes in earnings estimates by securities analysts, if any;

●	any differences between reported results and securities analysts’ published or unpublished expectations;

●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

●	future sales of our securities;

●	announcements or press releases relating to the casual dining restaurant sector or to our own business or prospects;

●	regulatory, legislative, or other developments affecting us or the restaurant industry generally; and

●	market conditions specific to casual dining restaurant, the restaurant industry and the stock market generally.

We may not be able to maintain the listing of our common stock on The NASDAQ Capital Market, which may limit the ability of stockholders to sell our common stock in the secondary market.

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

Item 2: Properties

The Company, through its subsidiaries, leases the land and buildings for our six restaurants in South Africa, one restaurant in Nottingham, United Kingdom, fifteen restaurants in the U.S., five restaurants in Australia, and one restaurant in Hungary. The South Africa and United Kingdom leases are for five-year terms and the Hungary lease is for a ten-year term, and all of these leases include options to extend the terms. The terms for our U.S. restaurants vary from two to ten years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

We also lease our corporate office space in Charlotte, North Carolina.

Chanticleer Holdings Inc. owns one commercial real estate property in Port Elizabeth, South Africa. We intend on opening this property as a new Hooter’s location in 2015.

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

From time to time, the Company may be involved in legal proceedings and claims which have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Item 4: mine safety disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Capital Market under the symbol “HOTR.”

The market high and low prices on the NASDAQ for the years ending December 31, 2014 and 2013 are as follows:

QUARTER ENDED	HIGH	LOW

December 31, 2014	$2.54	$1.40
September 30, 2014	$2.84	$1.85
June 30, 2014	$3.77	$1.86
March 31, 2014	$5.33	$3.34

December 31, 2013	$5.84	$4.10
September 30, 2013	$5.17	$2.73
June 30, 2013	$3.48	$1.60
March 31, 2013*	$3.64	$1.40

* Trading on NASDAQ was halted from September 11, 2012 through January 15, 2013.

Number of Shareholders and Total Outstanding Shares

As of March 25, 2015, there were 12,306,230 shares issued and outstanding, respectively, held by approximately 245 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of 2014 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter, and stock transactions in the fourth quarter of 2014 as follows.

During December 2014, the Company issued the following common stock shares and warrants:

●	11,101 shares of the Company’s common stock at $2.00 and 3,330 common stock warrants at an exercise price of $3.50 to an individual accredited investor for a total of $22,202;

●	20,750 shares of the Company’s common stock at $2.00 and 6,225 common stock warrants at an exercise price of $3.50 for payment of accounts payable for consulting services totaling $41,500;

●	54,837 shares of the Company’s common stock for payment of accounts payable for consulting services totaling $108,855 at prices ranging from $1.79 to $2.07;

●	36,667 shares of the Company’s common stock at $1.80 for payment of Board of Directors fees totaling $66,000;

●	67,807 shares of the Company’s common stock at $2.00 per share for accrued interest due under the $3 million convertible debt issuances of August 2013 totaling $135,614;

●	14,451 shares of the Company’s common stock at $1.73 for payment of an employee contractual bonus totaling $25,000.

During November 2014, the Company issued $175,000 of the Company’s common stock (87,500 shares at $2.00 per share) in satisfaction of past-due interest and 26,250 common stock warrants at $3.50 per share exercise price to a bank in consideration for the debt restructuring related to Hooters Australia.

During November and December 2014, the Company received $250,000 and $100,000, respectively, from the issuance of convertible debt to a fund and an accredited individual investor, respectively. The Company issued 8% convertible notes and 5 year warrants of 62,500 and 25,000, respectively, with a conversion price of $2.50.

During October 2014, the Company re-priced certain warrants with an original exercise price of $5.50 and $7.00 to $2.00, subject to immediate cash exercise. The warrants are held by a fund. The Company issued 175,000 shares of common stock and received $349,544 of funds related to this transaction.

The Company believes that the foregoing transactions were exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”) or Section 4(2) under the 1933 Act, based on the following facts: in each case, there was no general solicitation, there was a limited number of investors, each of whom was an “accredited investor” (within the meaning of Regulation D under the 1933 Act, as amended) and/or was (either alone or with his/her purchaser representative) sophisticated about business and financial matters, each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission, and all securities issued were subject to restrictions on transfer, so as to take reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the 1933 Act.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

On December 31, 2014, after a careful evaluation of Spoon’s operating performance we decided to exit the Spoon Bar & Kitchen business, selling the assets of Spoon Bar & Kitchen back to the original owner. In connection with the sale of Spoon Bar & Kitchen, we repurchased 185,000 of the stock units that we issued in acquiring the assets of the restaurant. Each stock unit consisted of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half (97,500) of the warrants were exercisable at $5.50 and half (97,500) of the warrants were exercisable at $7.00. See “Discontinued Operations” in the accompanying consolidated financial statements.

Item 6: Selected Financial Data

Not applicable.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and our audited consolidated financial statements as of and for the year ended December 31, 2014 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Management’s Analysis of Business

We are in the business of owning and operating fast casual dining concepts, including Hooters franchises and other fast casual restaurant and bar concepts domestically and internationally.

We own and operate thirteen Hooters franchises and several other fast casual restaurant brands, including the American Burger Company chain and a majority interest in the Just Fresh restaurant chain. Hooters restaurants are casual beach-themed establishments feature music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

American Burger Company (“ABC”) is a 10-year-old fast casual dining chain consisting of six locations in New York and the Carolinas, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

The Just Fresh restaurant chain first opened in 1994 and currently operates seven company owned locations in Charlotte, North Carolina that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We expect to either own 100% of the restaurant or franchise location, or partner with a local individual in the countries or regions we target. We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various domestic and international markets. We are focused on expanding our Hooters, ABC, and Just Fresh operations, and expect to invest in the United States, South Africa, Brazil, Australia and Europe.

In March 2015, we acquired burger chain BGR: The Burger Joint, which consists of twenty locations in the Washington, DC metropolitan area. We currently operate a total of forty-six restaurants worldwide.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Our results of operations are summarized below:

	2014		2013
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change

Restaurant sales, net	$28,745,258		$8,144,035		253.0%
Gaming income, net	432,688		-		-
Management fees - non-affiliate	665,488		103,452		543.3%
Total revenue	29,843,434		8,247,487		261.8%

Expenses:
Restaurant cost of sales	9,934,532	34.6%	3,031,457	37.2%	227.7%
Restaurant operating expenses	17,363,743	60.4%	4,909,580	60.3%	253.7%
Restaurant pre-opening expenses	524,739	1.8%	56,902	0.7%	822.2%
General and administrative	5,976,870	20.8%	4,233,629	52.0%	41.2%
Depreciation and amortization	1,587,858	5.5%	622,274	7.6%	155.2%
Total expenses	35,387,742	123.1%	12,853,842	157.8%	175.3%
Loss from operations	$(5,544,308)		$(4,606,355)		20.4%

Revenue

Total revenue increased 261.8% to $29,843,434 for the year ended December 31, 2014 from $8,247,487 for the year ended December 31, 2013. Total revenue increased from growth in restaurant sales, gaming revenue and management fees resulting from the increase in store locations owned and operated by the Company largely attributable to the acquisitions during 2013 and 2014.

Revenues from restaurant sales, net increased 253.0% to $28,745,258 for the year ended December 31, 2014 from $8,144,035 for the year ended December 31, 2013. Restaurant sales increased due primarily to growth in the number of store locations owned and operated by the Company from 17 stores as of December 31, 2013 to 26 as of December 31, 2014.

Gaming income increased to $432,688 for the year ended December 31, 2014 from $0 for the year ended December 31, 2013. We began earning revenue from gaming machines starting January 31, 2014 in connection with the acquisition of the Hooters restaurant and attached gaming facility in Oregon. In addition, on July 1, 2014, we began earning revenue from gaming machines located in Sydney Australia, which revenues will continue until the $5 million of debt assumed in connection with the acquisition of the Hooters franchise stores in Australia is repaid. After that debt has been repaid, our participation in the gaming revenue at the Sydney location will decrease from 100% to 60%.

Management fee income increased 543.3% to $665,488 for the year ended December 31, 2014 from $103,452 for the year ended December 31, 2013. This increase was largely attributable to the Company’s August 2014 receipt of a cash distribution on its 3% equity interest in HOA LLC, an operating company that operates domestic Hooters restaurants. The Company received a cash distribution totaling $830,421 on its 3% equity interest in HOA LLC, of which $392,842 is reflected in management fee income and $437,579 is reflected in interest and other income.

Restaurant cost of sales

Restaurant cost of sales increased 227.7% to $9,934,532 for the year ended December 31, 2014 from $3,031,457 for the year ended December 31, 2013 due to the increase in store locations and related restaurant business volumes largely attributable to the acquisitions during 2013 and 2014.

As a percentage of restaurant sales, net, restaurant cost of sales improved to 34.6% for the 2014 period from 37.2% in 2013. Our cost of restaurant sales as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	2014		2013
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$2,543,896	38.4%	$2,146,486	37.4%	18.5%
Hooters - Europe	1,635,665	35.1%	548,553	36.1%	198.2%
American Roadside Burgers	1,233,271	38.2%	282,454	40.3%	336.6%
Just Fresh	1,717,776	35.5%	53,964	29.6%	3083.2%
Hooters - Australia	1,564,198	29.3%	-	0.0%	-
Hooters - Pacific NW	1,239,726	30.7%	-	0.0%	-
Total Cost of Sales	$9,934,532	34.6%	$3,031,457	37.2%	227.7%

Restaurant cost of sales as a percentage of restaurant revenues improved as lower food, beverage and other direct costs as a percent of sales from our acquired restaurants in Australia and the Pacific Northwest offset higher costs from our South Africa stores.

Restaurant operating expenses

Restaurant operating expenses increased 253.7 % to $17,363,743 for the year ended December 31, 2014 from $4,909,580 for the year ended December 31, 2013 due to the increase in store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	2014		2013
Restaurant Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$3,633,909	54.8%	$3,286,434	57.3%	10.6%
Hooters - Europe	2,576,185	55.3%	868,281	57.1%	196.7%
American Roadside Burgers	2,470,691	76.5%	597,107	85.1%	313.8%
Just Fresh	2,609,636	53.9%	157,758	86.6%	1554.2%
Hooters - Australia	3,281,729	61.4%	-		-
Hooters - Pacific NW	2,791,593	69.1%	-		-
Total Restaurant operating expenses	$17,363,743	60.4%	$4,909,580	60.3%	253.7%

As a percentage of restaurant sales, net, restaurant operating expenses were relatively stable at 60.4% for the 2014 period compared with 60.3% in 2013.

Restaurant pre-opening expenses

Restaurant pre-opening expenses increased 822.2% to $524,739 for the year ended December 31, 2014 from $56,902 for the year ended December 31, 2013 due to the increase in store openings. The majority of the increase in pre-opening costs was attributable to the opening of Hooters Gold Coast in Australia in July 2014 and preparations for the expected opening of Hooters Townsville in Australia in 2015.

General and Administrative Expense (“G&A”)

G&A increased 41.2% to $5,976,870 for the year ended December 31, 2014 from $4,233,629 for the year ended December 31, 2013. As a percentage of restaurant revenue, G&A decreased to 20.6% for the year ended December 31, 2014 from 52.0% in the comparable period of 2013. The improvement in G&A as a percent of revenue is primarily due to the growth through acquisitions that increased that scale of our business and allowed us to more effectively leverage our operating overhead over a larger revenue base.

General and Administrative Expenses	2014	2013	% Change
Professional fees	$1,088,020	$731,591	48.7%
Salary and benefits	1,969,048	990,580	98.8%
Consulting and investor relations fees	1,601,913	1,678,231	-4.5%
Travel and entertainment	297,906	211,442	40.9%
Shareholder services and fees	121,733	87,943	38.4%
Other G&A	898,250	533,842	68.3%
Total G&A Expenses	$5,976,870	$4,233,629	41.2%

Professional fees increased 48.7% to $1,088,020 for the year ended December 31, 2014 from $731,591 for the year ended December 31, 2013 as we incurred increased legal and increased accounting fees related to the shareholder lawsuit, acquisition and capital transactions and due to the overall increased scale and complexity of our operations.

Salary and benefits doubled to $1,969,048 for the year ended December 31, 2014 from $990,580 for the year ended December 31, 2013 primarily due to the addition of restaurant management personnel in connection with our acquisition of additional restaurant businesses during later 2013 and continuing into 2014. At December 31, 2014, we employed approximately 739 persons, as compared with approximately 433 as of December 31, 2013 with the majority of that growth coming from our acquisitions in Australia and the United States.

Consulting and investor relations fees decreased 4.5% to $1,601,913 for the year ended December 31, 2014 from $1,678,231 the year ended December 31, 2013. The Company utilizes outside consultants and investor relations firms in both years in connection with expanding the Company’s business and marketing initiatives. Non-cash fees paid with common stock and warrants totaled $711,891 in 2014 and $569,990 in 2013.

Travel and entertainment increased 40.9% to $297,906 for the year ended December 31, 2014 from $211,442 for the year ended December 31, 2013 due to the increased geographic scope of the Company’s operations.

Shareholder services and fees increased 38.4% to $121,733 for the year ended December 31, 2014 from $87,943 for the year ended December 31, 2013 primarily from additional fees for issuances of securities and related filings with the SEC.

Other G&A expenses increased 68.3% to $898,250 for the year ended December 31, 2014 from $533,842 for the year ended December 31, 2013 primarily due to the growth in the number of restaurants and personnel.

We expect the costs associated with the activities of the restaurant business and corporate activities to increase as we continue to grow, but we expect G&A as a percentage of sales to decline as we leverage our overhead across a larger business.

Depreciation and amortization

Depreciation and amortization expense increased to $1,587,858 for the year ended December 31, 2014 from $622,274 for the years ended December 31,2013 due to increased depreciable property and equipment and franchise fees associated with the stores acquired during late 2013 and 2014.

Other income (expense)

Other income (expense) consisted of the following:

Other Income (Expense)	2014	2013	% Change
Equity in losses of investments	$(40,694)	$(125,017)	-67.4%
Interest and other income	334,477	82,411	305.9%
Interest expense	(2,280,921)	(757,733)	201.0%
Realized gains	101,472	-	-
Change in fair value of derivative liabilities	1,227,600	119,600	926.4%
Total Other Expense	$(658,066)	$(680,739)	-3.3%

Equity in Losses of Investments

Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities. Prior to the acquisition, we owned 49% of the entities and accounted for the Hooters Australia investment under the equity method of accounting and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Loss. The Hooters Australia results of operations are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Loss following April 1, 2014.

Equity in earnings of investments includes our share of earnings from investments in which we own at least 20% and are being accounted for using the equity method.

Interest and Other Income

Interest and other income increased to $334,477 for the year ended December 31, 2014 from $82,411 for the prior year period. The increase was primarily from our share of a cash dividend from our investment in Hooters of America. The Company received a cash distribution totaling $830,421 on its 3% equity interest in HOA LLC, of which $392,842 is reflected in management fee income and $437,579 is reflected in interest and other income.

Interest Expense

Interest expense increased to $2,280,921 for the year ended December 31, 2014 from $757,733 for the prior year period. The Company increased its debt obligations and related interest expenses in connection with the Company’s growth strategy and recent business combinations, which included the assumption of $5 million in additional long term debt for the acquisition of the Australia entities. In addition, the increase is attributable to amortization of debt discount.

Realized Gains

We recognized a realized gain of $101,472 in 2014 in connection with the sale of a portion of our investment in Appalachian Mountain Brewery and the sale of all of our investment in technology company Efftec International, Inc.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability amounted to $1,227,600 for the year ended December 31, 2014 as compared to $119,600 in 2013. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the derivative price of the Company’s common stock. The decrease in the fair value of the derivative liability during the current year is primarily due to the decrease in the market price of our common stock during 2014.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations for the year ended December 31, 2014 was $920,960, including $683,012 non-cash charges related to exit from the Spoon business. During 2013, we incurred losses of $25,215 in connection with our exit from the Chanticleer Investors II and Chanticleer Investment Partners, LLC businesses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, our cash balance was $245,828 and cash used in operations for the year ended December 31, 2014 was approximately $1 million. As of March 31, 2015, our cash balance was approximately $3.2 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	the pace of growth in our restaurant businesses and related investments in opening new stores;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	our ability to access the capital and debt markets;

●	popularity of and demand for our fast casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital investments and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable and capital leases.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors.”

Our operating plans for 2015 contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts, as well as growing through the acquisition of additional restaurant businesses to expand our market scale. We completed a rights offering in March 2015 generating gross proceeds of approximately $7.8 million and issued convertible debt and received another $2.2 million to fund the acquisition of The Burger Joint and for general corporate purposes. Also, in 2015 we closed on the acquisition of BGR The Burger Joint for a purchase price of $4,000,000 in cash and 500,000 shares of the company’s common stock. The acquisition has nine company owned stores and eleven franchise locations.

We are also in negotiations to extend and increase our $500,000 line of credit currently due May 2015, extend payment terms of our $5 million debt to defer payments until 2016, and are in discussion with an existing shareholder regarding an equity raise between $1-3 million. In January, a note holder converted to equity $500,000 of a note that was payable in less than a year.

As we execute our growth plans throughout the balance of 2015, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans through December 31, 2015. We may raise additional capital from the issuance of new debt and equity during 2015 to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our store opening plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters” (“ASU 2013-05”). The amendments in ASU 2013-05 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in their footnotes. The standard becomes effective in annual periods ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements. Management’s evaluations regarding the Company’s ability to continue as a going concern have been disclosed in Note 1 of the accompanying consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Company’s Consolidated Financial Statements.

There are several other new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2014, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Critical Accounting Policies

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Significant estimates include the valuation of the investments in portfolio companies, deferred tax asset valuation allowances, valuing options and warrants using the binomial and Black Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.

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

The first step in the analysis is to determine if the security is impaired. All of our available-for-sale securities were listed and we use the closing market price and other factors to determine the amount of impairment if any. The second step, if there is an impairment, is to determine if the impairment is other than temporary. To determine if a decline in the value of an equity security is other than temporary and that a write-down of the carrying value is required, we considered the following:

●	The length of time and the extent to which the market value has been less than the cost;

●	The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or

●	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

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

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. The Company recognizes an impairment loss when the estimated fair value of the trade name/trademarks is less than its carrying value. The Company finalized the purchase price allocation for ABC and Just Fresh during its fourth quarter of 2013, the Company excluded the trade name/trademark related to ABC and JF from its annual impairment test, however, the Company did perform a qualitative assessment of the ABC and JF’s trade name/ trademark in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and no indicators of impairment were identified. However, if in the future there are declines in the Company’s market capitalization (reflected in our stock price) as well as in the market capitalization of other companies in the restaurant industry, declines in sales at our restaurants, and significant adverse changes in the operating environment for the restaurant industry may result in future impairment. The Company’s trade name/trademarks have been determined to have a definite-lived life and is being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated statement of operations.

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our restaurants. The Company amortizes these amounts over a 20 year period, which is the life of the franchise agreement.

COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for our five restaurants in South Africa, one restaurant in Nottingham, United Kingdom, thirteen restaurants in the U.S., four restaurants in Australia, and one restaurant in Hungary. The South Africa leases are for five-year terms and the Hungary lease is for a ten-year term, and all of these leases include options to extend the terms. The terms for our U.S. restaurant leases vary from two to ten years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

We also lease our corporate office space in Charlotte, North Carolina

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations, long-term debt and other contractual commitments as of December 31, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$7,166,663	$1,813,647	$5,353,016	$-	$-
Convertible Debt Obligations	3,850,000	500,000	3,350,000
Operating Lease Obligations	18,738,698	2,903,180	4,924,729	4,254,303	6,656,486
Capital Lease Obligations	78,660	42,032	36,628	-	-
Purchase Obligations	-	-	-	-	-
Total	$29,834,021	$5,258,859	$13,664,373	$4,254,303	$6,656,486

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Chanticleer Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp
Marcum LLP
New York, NY
April 14, 2015

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash	$245,828	$442,694
Accounts and other receivables	276,734	227,181
Other receivable	36,775	50,380
Inventories	532,803	381,408
Due from related parties	46,015	116,305
Prepaid expenses and other current assets	330,745	495,165
TOTAL CURRENT ASSETS	1,468,900	1,713,133
Property and equipment, net	13,315,409	5,620,189
Goodwill	15,617,308	6,496,756
Intangible assets, net	3,396,503	3,424,632
Investments at fair value	35,362	55,112
Other investments	1,550,000	2,491,963
Deposits and other assets	408,492	285,821
TOTAL ASSETS	$35,791,974	$20,087,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$1,813,647	$835,454
Current maturities of convertible notes payable, net of debt discount of $63,730 and $0, respectively	436,270	-
Derivative liability	1,945,200	2,146,000
Accounts payable and accrued expenses	5,580,131	2,423,661
Current maturities of capital leases payable	42,032	59,162
Deferred rent	118,986	53,303
Due to related parties	1,299,083	12,191
Liabilities of discontinued operations	177,393	1,500
TOTAL CURRENT LIABILITIES	11,412,742	5,531,271
Convertible notes payable, net of debt discount of $1,872,587 and $2,583,333, respectively	1,477,413	416,667
Capital leases payable, less current maturities	36,628	105,918
Deferred rent	2,196,523	1,055,138
Deferred tax liabilities	686,884	1,340,712
Long-term debt, less current maturities, net of debt discount of $343,733 and $0, respectively	5,009,283	398,906
TOTAL LIABILITIES	20,819,473	8,848,612
Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 7,249,442 and 5,387,897 shares at December 31, 2014 and 2013, respectively	725	539
Additional paid in capital	32,601,400	25,404,994
Accumulated other comprehensive loss	(1,657,908)	(88,368)
Non-controlling interest	4,904,471	394,645
Accumulated deficit	(20,876,187)	(14,472,816)
TOTAL STOCKHOLDERS’ EQUITY	14,972,501	11,238,994
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,791,974	$20,087,606

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2014 and 2013

	2014	2013
Revenue:
Restaurant sales, net	$28,745,258	$8,144,035
Gaming income, net	432,688	-
Management fee income - non-affiliates	665,488	103,452
Total revenue	29,843,434	8,247,487
Expenses:
Restaurant cost of sales	9,934,532	3,031,457
Restaurant operating expenses	17,363,743	4,909,580
Restaurant pre-opening expenses	524,739	56,902
General and administrative expense	5,976,870	4,233,629
Depreciation and amortization	1,587,858	622,274
Total expenses	35,387,742	12,853,842
Loss from operations	(5,544,308)	(4,606,355)
Other income (expense)
Equity in losses of investments	(40,694)	(125,017)
Interest and other income	334,477	82,411
Interest expense	(2,280,921)	(757,733)
Realized gains on securities	101,472	-
Change in fair value of derivative liabilities	1,227,600	119,600
Total other expense	(658,066)	(680,739)
Loss from continuing operations before income taxes	(6,202,374)	(5,287,094)
(Benefit) Provision for income taxes	(476,501)	40,935
Loss from continuing operations	(5,725,873)	(5,328,029)
Loss from discontinued operations, net of taxes	(920,960)	(25,215)
Consolidated net loss	(6,646,833)	(5,353,244)
Less: Net loss attributable to non-controlling interest	243,462	139,125
Net loss attributable to Chanticleer Holdings, Inc.	$(6,403,371)	$(5,214,119)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(5,482,411)	$(5,188,904)
Loss from discontinued operations	(920,960)	(25,215)
Net loss attributable to Chanticleer Holdings, Inc.	$(6,403,371)	$(5,214,119)

Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities (none applies to non-controlling interest)	(223,746)	3,984
Foreign currency translation (loss) gain	(1,345,793)	90,384
Other comprehensive loss	$(7,972,910)	$(5,119,751)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(0.87)	$(1.19)
Discontinued operations attributable to common shareholders, basic and diluted	$(0.15)	$(0.01)
Weighted average shares outstanding	6,332,843	4,365,468

See accompanying notes to consolidated financial statements.

Chanticleer Holdings. Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2014 and 2013

				Accumulated
			Additional	Other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated
	Shares	Amount	Capital	Loss	Interest	Deficit	Total

Balance, January 1, 2013	3,698,896	$370	$14,898,423	$(181,741)	$70,198	$(9,258,697)	$5,528,553

Common stock issued for:
Services	122,334	12	569,976				569,988
Purchase of American Roadside Burgers, Inc.	740,000	74	3,611,052				3,611,126
Cash, net of expenses	826,667	83	3,073,314				3,073,397
Fair value of warrants issued for purchase of American Roadside Burgers. Inc.	-	-	1,710,077				1,710,077
Warrants issued with convertible debt	-	-	884,600				884,600
Unrealized loss on available for sale securities	-	-	-	(1,837)			(1,837)
Warrants issued for consulting services	-	-	657,552				657,552
Foreign translation gain	-	-	-	95,210			95,210
Purchase of Just Fresh	-	-	-		463,572		463,572
Net loss	-	-	-		(139,125)	(5,214,119)	(5,353,244)
Balance, December 31, 2013	5,387,897	539	25,404,994	(88,368)	394,645	(14,472,816)	11,238,994

Common stock and warrants issued for:
Cash proceeds, net	469,101	47	857,155				857,202
Business combinations	1,021,900	102	5,401,639		4,753,288		10,155,029
Interest	155,307	16	161,798				161,814
Consulting services	225,465	23	711,868				711,891
Warrant exercise	174,772	17	349,527				349,544
Warrants issued in connection with convertible debt			70,969				70,969
Repurchase of shares and warrants	(185,000)	(19)	(446,050)				(446,069)
Amortization of warrants			89,500				89,500
Foreign currency translation				(1,345,794)			(1,345,794)
Available-for-sale securities				(223,746)			(223,746)
Net loss					(243,462)	(6,403,371)	(6,646,833)
Balance, December 31, 2014	7,249,442	$725	$32,601,400	$(1,657,908)	$4,904,471	$(20,876,187)	$14,972,501

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(6,646,833)	$(5,353,244)
Net loss from discontinued operations	920,960	25,215
Net loss from continuing operations	(5,725,873)	(5,328,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,587,858	622,274
Equity in losses of investments	40,694	125,017
Common stock issued for services	711,891	569,990
Gain on sale of investments	(101,472)	-
Amortization of debt discount	1,400,392	566,867
Amortization of warrants	89,500	-
Common stock and warrants issued for interest	161,814	486,272
Warrants issued in connection with convertible debt	70,969	-
Change in the fair value of derivative liabilities	(200,800)	(119,600)
Gain on debt extinguishment	-	(70,900)
Increase in amounts due to affiliates	1,427,183	52
(Increase) decrease in accounts receivable	(49,553)	7,455
Increase in other receivable	-	179,919
Decrease (increase) in prepaid expenses and other assets	120,456	(165,356)
Increase in inventory	485,499	5,966
(Decrease) increase in accounts payable and accrued expenses	(368,475)	383,291
Deferred income taxes	(653,828)	-
Net cash used in operating activities from continuing operations	(1,003,745)	(2,736,782)
Net cash (used in) provided by operating activities from discontinued operations	(23,195)	32,583
Net cash used in operating activities	(1,026,940)	(2,704,199)

Cash flows from investing activities:
Purchase of property and equipment	(1,970,173)	(3,658,224)
Cash paid for acquisitions, net of cash acquired	(322,473)	243,991
Proceeds from sale of investments	121,222	99,934
Purchase of investments	-	(674,084)
Franchise costs	-	(76,822)
Net cash used in investing activities from continuing operations	(2,171,424)	(4,065,205)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(2,171,424)	(4,065,205)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,206,746	3,073,397
Loan proceeds	2,072,951	3,622,000
Loan repayments	(202,456)	(756,299)
Capital lease payments	(47,602)	(45,356)
Net cash provided by financing activities from continuing operations	3,029,639	5,893,742
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	3,029,639	5,893,742
Effect of exchange rate changes on cash	(28,141)	94,553
Net decrease in cash	(196,866)	(781,109)
Cash, beginning of year	442,694	1,223,803
Cash, end of year	$245,828	$442,694

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

For the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows, continued

	December 31,
	2014	2013

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$320,260	$92,049
Income taxes	$45,517	$25,928

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$-	$121,980
Debt assumed in connection with business combinations	$5,000,000	$-
Issuance of stock and warrants in connection with business combinations	$5,401,639	$-
Repurchase of shares and warrants in connection with discontinued operation	$446,069	$-
Debt discount for fair value of warrants and conversion feature issued in connection with debt	$1,026,800	$2,115,400

Purchases of businesses:
Current assets excluding cash	$636,894	$475,326
Property and equipment	7,945,152	3,263,146
Goodwill	11,394,009	6,135,262
Trade name/trademarks/franchise fees	559,304	2,794,443
Deposits and other assets	136,025	98,035
Deferred Taxes	-	(1,340,000)
Liabilities assumed	(4,165,235)	(2,145,429)
Non-controlling interest	(4,753,288)	(463,571)
Chanticleer equity	(1,028,749)	-
Common stock and warrants issued	(5,401,639)	(5,321,203)
Assumption of debt	(5,000,000)	-
Cash paid	(350,000)	(3,740,000)
Cash received in excess of cash paid in acquisition	$27,527	$243,991

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

Organization

Chanticleer Holdings, Inc. (the “Company”) is in the business of owning and operating fast casual dining concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries, Chanticleer Advisors, LLC, (“Advisors”), Avenel Ventures, LLC (“Ventures”), Chanticleer Holdings Limited (“CHL”), Chanticleer Holdings Australia Pty, Ltd. (“CHA”), Chanticleer Investment Partners, LLC (“CIP”), DineOut SA Ltd. (“DineOut”), Chanticleer and Shaw Foods (Pty) Ltd. (“C&S”), Kiarabrite (Pty) Ltd (“KPL”), Hooters Port Elizabeth (Pty) Ltd.(“PE”), Dimaflo (Pty) Ltd (“DFLO”), Tundraspex (Pty) Ltd (“TPL”), Civisign (Pty) Ltd (“CPL”), Dimalogix (Pty) Ltd (“DLOG”), Pulse Time Trade (Pty) Ltd. (“PTT”), Crown Restaurants Kft. (“CRK”), American Roadside Burgers, Inc. (“ABC”), West End Wings Ltd. (“WEW”), JF Restaurants, L.L.C (“JFR”), JF Franchising Systems, L.L.C. (“JFFS”), Tacoma Wings, LLC, Jantzen Beach Wings, LLC, Oregon Owl’s Nest, LLC, Dallas Spoon, LLC, Dallas Spoon Beverage, LLC, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd., Hoot Townsville Pty. Ltd. Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively referred to as the “Company”).

On July 11, 2013, the names of DFLO, CPL and DLOG were changed in South Africa to Hooters Umhlanga (Pty.) Ltd., Hooters CapeTown (Pty.) Ltd., and Hooters Emperors Palace (Pty.) Ltd., respectively. On August 30, 2013, January 8, 2014, and June 4, 2014 the names of KPL, C&S and PTT were changed to Hooters SA (Pty) Ltd., Chanticleer South Africa (Pty) Ltd. and Hooters PE, respectively.

On April 1, 2014, the Company increased its ownership in the Australian Hooters entities, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., from 49% to 60%. On July 1, 2014, we purchased 60% of Australian Hooters entities - Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The Company operates on a calendar year-end. The accounts of two subsidiaries, JFR and WEW, are consolidated based on either a 52- or 53-week period ending on the Sunday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar year end and the Company’s two subsidiaries year end that materially affected the company’s financial position, results of operations, or cash flows.

Information regarding the Company’s subsidiaries is as follows:

●	Advisors was formed as a wholly owned Nevada limited liability company on January 18, 2007 to manage related companies, Chanticleer Investors, LLC (“Investors LLC”), and Chanticleer Investors II, LLC (“Investors II”).The Company announced its intention to exit the Investors II business on March 22, 2013, and effectuated such exit during the second quarter of fiscal 2013.

●	Ventures was formed as a wholly owned Nevada limited Liability Company on December 24, 2008 to provide business management and consulting services to its clients.

●	CHL was formed as a wholly owned limited liability company in Jersey on March 24, 2009 to own the Company’s initial 50% interest in Hooters SA, GP, the general partner of the Hooters restaurant franchises in South Africa.

●	CHA was formed on September 30, 2011 in Australia as a wholly owned subsidiary to invest in Hooters restaurants in Australia.

●	CIP was formed as a wholly owned North Carolina limited liability company on September 20, 2011. CIP was formed to manage separate and customized investment accounts for investors. The Company registered CIP as a registered investment advisor with the state of North Carolina. The Company exited this business during the second quarter of 2013.

●	DineOut was formed as a private limited liability company in England and Wales on October 29, 2009 to raise capital in Europe for Hooters South African stores. The Company owns approximately 89% of DineOut at December 31, 2014 and 2013.

●	Consolidated entities domiciled in South Africa include:

●	Hooters SA (Pty) Ltd. was formed on August 30, 2011 to manage the Hooters restaurants in South Africa. The Company owns 80% and local management owns 20% at December 31, 2014 and 2013.

●	Chanticleer South Africa (Pty) Ltd. was formed in 2009 and is owned 100% by the Company at December 31, 2014 and 2013, and holds the Hooters of America (“HOA”) franchise rights in South Africa.

●	Hooters Umhlanga (Pty) Ltd. was formed on August 16, 2011 and is owned 82% by the Company and 18% by outside investors at December 31, 2014 and 2013. DFLO owns the Hooters restaurant in Durban, South Africa.

●	TPL was formed on August 18, 2011 and is owned 88% by the Company and 12% by outside investors at December 31, 2014 and 2013. TPL owns the Hooters restaurant in Johannesburg, South Africa.

●	PTT was formed on October 23, 2013 and is owned 100% by the Company at December 31, 2014 and 2013. PTT owns the Hooters restaurant in Pretoria, South Africa.

●	Hooters CapeTown (Pty) Ltd. was formed on August 29, 2011 and is owned 90% by the Company and 10% by outside investors at December 31, 2014 and 2013. CPL owns the Hooters restaurant in Cape Town, South Africa. The restaurant relocated from Cape Town to Johannesburg in December 2014. On June 11, 2014, the name of Hooters CapeTown (Pty.) Ltd. was changed to Hooters Ruimsig (Pty) Ltd.

●	Hooters Emperors Palace (Pty) Ltd. was formed on August 27, 2011 and is owned 88% by the Company and 12% by outside investors at December 31, 2014 and 2013. Hooters Emperors Palace (Pty) Ltd owns the Hooters restaurant in the Emperor’s Palace resort in Johannesburg, South Africa

.

●	CRK was formed on October 12, 2011 in Hungary and is owned 80% by the Company and 20% by a local investor at December 31, 2014 and 2013. CRK’s business purpose is owning and operating restaurants in Hungary (including the Budapest, Hungary location which opened in August 2012) and Poland (the Company has not opened a restaurant in Poland as of the date of this report).

●	ABC, a Delaware corporation, was acquired on September 20, 2013 in a transaction between ABC and Chanticleer Roadside Burgers International, L.L.C., a single member limited liability company with Chanticleer as its sole member. It is owned 100% by Chanticleer at December 31, 2014 and 2013 and owns the ABC restaurant franchise.

●	WEW, a United Kingdom entity, was acquired on November 6, 2013. It is 100% owned by the Company at December 31, 2014 and 2013 and owns the Hooters restaurant in Nottingham, England.

●	JFR and JFFS, both North Carolina limited liability companies, were acquired on December 10, 2013. These entities are 56% owned by the Company and 44% owned by various investors and owns the Just Fresh restaurant franchise.

●

On January 31, 2014, we acquired all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC (“Pacific NW”). Tacoma Wings, LLC and Jantzen Beach Wings, LLC own and operate the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively. Oregon Owl’s Nest, LLC operates gaming machines in Portland , Oregon under license from the Oregon Lottery Commission.

●	Also on January 31, 2014, we completed the acquisition of all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage, LLC from Express Restaurant Holdings, LLC and Express Restaurant Holdings Beverage, LLC (“Spoon”).

●	Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities, Hoot Cambelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd. On July 1, 2014, the Company purchased 60% of the following additional Hooters Australia entities, Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd. The consolidated financial statements include the accounts of the Australian entities from the date the company acquired control.

Information regarding the Company’s unconsolidated affiliates is as follows:

●	Investors LLC is a limited liability company formed in 2006 through which the Company raised $5,000,000 and began its relationship with Hooters of America, Inc. (“HOA”). Initially structured as a loan transaction, the loan was repaid in early 2011 and $3,550,000 was invested in HOA Holdings, LLC (“HOA LLC”). HOA LLC acquired HOA and Texas Wings, Inc. (“TW”) in early 2011. Investors LLC owns approximately 3.0% of HOA LLC and the Company owns approximately 22% of Investors LLC.

●	Chanticleer Dividend Fund, Inc. (“CDF”) was formed on November 10, 2010 in Maryland. CDF filed a registration statement in January 2011 under Form N-2 with plans to register as a non-diversified, closed-end investment company. During 2014, management reviewed the operations of CDF. CDF intends to dissolve the entity in 2015.

●	Chanticleer Foundation, Inc. (“CF”) is a non-profit organization formed for charitable purposes. CF is controlled by its board, which consists of Mr. Pruitt, a director of the Company and an employee of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, our cash balance was $245,828 and cash used in operations for the year ended December 31, 2014 was approximately $1 million. As of March 31, 2015, our cash balance was approximately $3.2 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	the pace of growth in our restaurant businesses and related investments in opening new stores;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	our ability to access the capital and debt markets;

●	popularity of and demand for our fast casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital investments and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable and capital leases.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors.”

Our operating plans for 2015 contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts, as well as growing through the acquisition of additional restaurant businesses to expand our market scale. We completed a rights offering in March 2015 generating gross proceeds of approximately $7.8 million and issued convertible debt and received another $2.2 million to fund the acquisition of The Burger Joint and for general corporate purposes. Also, in 2015 we closed on the acquisition of BGR The Burger Joint for a purchase price of $4,000,000 in cash and 500,000 shares of the company’s common stock. The acquisition has nine company owned stores and eleven franchise locations.

We are also in negotiations to extend and increase our $500,000 line of credit currently due May 2015, extend payment terms of our $5 million debt to defer payments until 2016, and are in discussion with an existing shareholder regarding an equity raise between $1-3 million. In January, a note holder converted to equity $500,000 of a note that was payable in less than a year.

As we execute our growth plans throughout the balance of 2015, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans through December 31, 2015. We may raise additional capital from the issuance of new debt and equity during 2015 to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our store opening plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments in portfolio companies, deferred tax asset valuation allowances, valuing options and warrants using the Binomial Lattice and Black Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves . Actual results could differ from those estimates.

revenue recognition

Revenue is recognized when all of the following criteria have been satisfied:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability is reasonably assured.

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales, value added (“VAT”) and goods and services tax (“GST”) collected from customers and remitted to governmental authorities are presented on a net basis within sales in our consolidated statements of operations. Cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned

Management Fee Income

The Company receives revenue from management fees from certain non-affiliated companies, including HOA.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. The Company also receives gaming revenue from gaming machines located in Sydney Australia, which continues until the $5 million of debt assumed connection with the acquisition of the Hooters franchise stores in Australia is repaid. After that debt has been repaid, our participation in the gaming revenue at the Sydney location will decrease from 100% to 60%. Revenue is recognized as earned from gaming activities, net of taxes and other government fees.

Business combinations

For business combinations, the assets acquired, the liabilities assumed, and any non-controlling interest are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquire, that excess in earnings was recognized as a gain attributable to the Company.

Long-lived Assets

The Company accounts for our long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to;

●	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

●	significant negative industry or economic trends;

●	knowledge of transactions involving the sale of similar property at amounts below the company’s carrying value; or

●	the company’s expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, the company makes assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. The Company formulates estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, the company may be required to record an impairment charge.

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

RESTAURANT PRE-OPENING EXPENSES

Restaurant pre-opening expenses are non-capital expenditures, which are expensed as incurred, consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Pre-opening expenses are expensed as incurred.

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

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2014 and 2013, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items, supplies, beverages and merchandise.

LEASES

The Company leases certain property under operating leases. The Company also finances certain property using capital leases, with the asset and obligation recorded at an amount equal to the present value of the minimum lease payments during the lease term.

Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. The Company also may receive tenant improvement allowances in connection with its leases which are capitalized as leasehold improvements with a corresponding liability recorded in the deferred occupancy liability line in the consolidated balance sheet. The tenant improvement allowance liability is amortized on a straight-line basis over the lease term. The rent commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes access to the property or the grounds for build out. Certain leases contain percentage rent provisions where additional rent may become due if the location exceeds certain sales thresholds. The Company recognizes expense related to percentage rent obligations at such time as it becomes probable that the percent rent threshold will be met.

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

fair value of financial instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, inventory, accounts payable, accrued expenses, other current liabilities, convertible notes payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

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

The estimated useful lives used to compute depreciation and amortization are as follow:

Leasehold Improvements	5-10 years
Restaurant furnishings and equipment	3-10
Furniture and fixtures	3-10
Office and computer equipment	3-5

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2014 and 2013.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Goodwill

The Company reviews goodwill for impairment annually or more frequently if indicators of impairment exist. Goodwill is not subject to amortization and has been assigned to reporting units for purposes of impairment testing. The reporting units are our restaurant brands and/or geographic area.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and discounted cash flow projections (also referred to as the income approach). The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The Company validates its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow and sales multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

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

InTANGIBLE ASSETS

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

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our Hooter’s restaurants. The Company amortizes these amounts over a 20 year period, which is the life of the franchise agreement.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Company recognized no significant impairment charges during the years ended December 31, 2014 and December 31, 2013, with the exception of charges taken to write-off long-live assets of the Company’s Discontinued Operations (See Note 5 “Discontinued Operations”).

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

As of December 31, 2014 and 2013 the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

As of December 31, 2014 and 2013, there were no options outstanding. See Note 14 regarding outstanding warrants.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding.

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of December 31, 2014 and 2013, that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	December 31, 2014	December 31, 2013
Warrants	8,715,804	7,322,125
Convertible notes payable	2,626,900	637,592
Convertible interest	42,306	282,600
Total	11,385,010	8,242,317

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses which are included in restaurant operating expenses in the accompanying consolidated statement of operations, totaled $444,488 and $183,656 for the years ended December 31, 2014 and 2013, respectively. Advertising expense primarily includes local advertising.

AMORTIZATION OF DEBT DISCOUNT

In 2014, the Company issued various debt with warrants for which total proceeds were allocated to individual instruments based on the relative fair value of the each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the year ended December 31, 2014, amortization of debt discount was $1,400,392.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to US dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency translation adjustments were $(1,345,794) and $95,210 for the years ended December 31, 2014 and 2013, respectively. Aggregate cumulative translation adjustments as of December 31, 2014 and 2013 were $(1,225,944) and $119,849, respectively. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for each of its foreign operations.

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

concentration of credit risk

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Australia, South Africa, Hungary or United Kingdom bank accounts. There was a $122,633 and $211,064 aggregate uninsured cash balances at December 31, 2014 and 2013, respectively.

Subsequent Events.

Management has evaluated all events and transactions that occurred from January 1, 2015 through the date these consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the financial statements

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2014 and for the periods then ended to conform to the December 31, 2014 presentation. The reclassifications had no effect on net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters” (“ASU 2013-05”). The amendments in ASU 2013-05 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in their footnotes. The standard becomes effective in annual periods ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements. Management’s evaluations regarding the Company’s ability to continue as a going concern have been disclosed in Note 1 of the accompanying consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting” (“ASU 2014-17”). ASU 2014-17 provides with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period as a change in accounting principle in accordance with ASC Topic 250, “Accounting Changes and Error Corrections”. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 also requires an acquired entity that elects the option to apply pushdown accounting in its separate financial statements to disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The Company has adopted the amendments in ASU 2014-17, effective November 18, 2014, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Company’s Consolidated Financial Statements.

There are several other new accounting pronouncements issued by FASB which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2014, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3. ACQUISITIONS

During the year ended December 31, 2013 the Company made the following acquisitions:

●	American Roadside Burgers, effective September 30, 2013;

●	West End Wings, LTD (Hooters Nottingham), effective November 7, 2013;
●	56% ownership interest in Just Fresh, effective December 10, 2013;

During the year ended December 31, 2014, the Company made the following acquisitions:

●	Spoon Bar and Kitchen located in Dallas, Texas, effective January 2014 (and of which we subsequently sold the assets used in the operations of the restaurant to Express Working Capital, LLC d/b/a CapRock Services effective December 31, 2014).

●	Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, effective January 31, 2014; and

●	Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., step acquisition from 49% to 60% effective April 1, 2014.

●	60% ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd., effective July 1, 2014.

●	The Burger Company, LLC, effective September 9, 2014.

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

2013 Acquisitions

American Roadside Burgers / American Burger Company (“ABC”)

In September 2013, we acquired all of the outstanding shares of American Roadside Burgers, Inc., which we are operating under the brand name American Burger Company (“ABC”). In exchange, the Company issued 740,000 shares of its common stock and warrants to acquire 740,000 shares of common stock for $5.00 per share. The warrants are exercisable beginning October 1, 2014 until September 30, 2018. In connection with this acquisition and the related management team, the Company acquired a strategic opportunity to participate in a high-growth space with an already established brand. The Company plans to continue to expand the American Roadside chain as future opportunities are presented, which has the potential to bring revenue and profits to the Company. During March and April 2014, the Company began doing business as American Burger Company at the two Charlotte ABC locations.

The shares issued in connection with the acquisition were valued based on the Company’s closing stock market price on September 30, 2013, the date the acquisition was consummated. For the fair value of the warrants issued, we used the following inputs in the application of the Black-Scholes Option Pricing model:

●	Current equity value: Our common stock, ticker HOTR on NASDAQ closing price on September 30, 2013, the valuation date, was $4.88.

●	Strike price of the warrants: Per the warrant agreement, the strike price was $5.00.

●	Time to maturity: The term of the warrants was calculated based on the time until the expiration date, which per the warrant agreement is five years.

●	Volatility of the underlying asset: The volatility utilized in the analysis of the warrants was 55.0%, based on our analysis of industry peers.

●	Risk-free rate of interest of: The risk-free interest rate was based on the rate of treasury securities with a similar term as the warrants, and was 1.39%.

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

Just Fresh currently operates seven restaurants in the Charlotte, North Carolina area that offer fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

2014 Acquisitions

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

Dallas Spoon and Dallas Spoon Beverage (“Spoon”)

Also on January 31, 2014, pursuant to an Agreement and Plan of Merger executed on January 14, 2014, the Company completed the acquisition of all of the outstanding shares of Dallas Spoon, LLC and Dallas Spoon Beverage, LLC from Express Restaurant Holdings, LLC and Express Restaurant Holdings Beverage, LLC. The purchase price of 195,000 Company units was paid to Express Working Capital, LLC (“EWC”); the units consist of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half of the warrants are exercisable at $5.50 and half of the warrants are exercisable at $7.00. As part of this transaction, EWC was granted registration rights with respect to the Company’s common stock issued and underlying the warrants, and all leaseholds and other rights were transferred to the Company. (See Note 5 “Discontinued Operations”)

For the acquisitions of Hooters Pacific NW and Spoon, the fair value of the shares was the closing stock market price on January 31, 2014, the date the deal acquisition was consummated. The fair value of the warrants issued was determined using the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities. The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. The assumptions were as follows:

Acquisitions of Hooters Pacific NW and Spoon:
Assumptions:
Risk-free interest rate	0.79%
Expected life	5 years
Expected volatility	89.1%
Dividends	0%

Campbelltown, Penrith, Parramatta, Surfers Paradise, and Townsville (“Hooters Australia”)

On April 1, 2014, the Company completed the step acquisition of Hooters Australia, increasing the Company’s ownership percentage from 49% to 60%. The location in Campbelltown, a suburb of Sydney, opened in January 2012; the location in Surfers Paradise, an iconic coastal tourist destination, opened on July 14, 2014; and we expect the location in Townsville, in the northeast part of Australia, to open in late 2014. On July 1, 2014, the Company acquired 60% of the two other Hooters restaurants in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as a 60% interest in the related Australian management company. These entities own, operate, and manage Australian Hooters restaurants and gaming operations. The purchase price was the assumption of $5 million in debt and the issuance of 250,000 five-year warrants at an exercise price to be determined at the next public offering or the end of twelve calendar months. Also as part of the transaction, the Company will receive 100% of all gaming revenue until the debt is repaid, and thereafter the Company will receive 60% of such revenue for the remainder of the lifetime of the gaming machines.

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

Acquisitions of Hooters Australia:
Assumptions:
Risk-free interest rate	1.62%
Expected life	5 years
Expected volatility	109.1%
Dividends	0%

The Burger Company

On September 9, 2014, the Company purchased 100% of the net assets of The Burger Company located in Charlotte, North Carolina, a similar concept to our ABC restaurants, for a purchase price of $550,000, which consisted of $250,000 in cash and $300,000 in the Company’s common stock.

Summary of 2013 and 2014 Acquisitions

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

	2013 Acquisitions

	ARB	WEW	JF	Total
Consideration paid:
Common stock	$3,611,126	$-	$-	$3,611,126
Warrants	1,710,077	-	-	1,710,077
Cash	-	3,150,000	590,000	3,740,000
Total consideration paid	5,321,203	3,150,000	590,000	9,061,203

Current assets, excluding cash	281,574	151,546	42,206	475,326
Property and equipment	3,000,122	20,493	242,531	3,263,146
Goodwill	2,550,611	3,159,500	425,151	6,135,262
Trademark/trade name/franchise fee	1,784,443	-	1,010,000	2,794,443
Deposits and other assets	98,035	-	-	98,035
Total assets acquired, less cash	7,714,785	3,331,539	1,719,888	12,766,212
Liabilities assumed	(1,490,288)	(372,824)	(282,317)	(2,145,429)
Deferred tax liabilities	(956,000)	-	(384,000)	(1,340,000)
Non-controlling interest	-	-	(463,571)	(463,571)
Common stock and warrants issued	(5,321,203)	-	-	(5,321,203)
Cash paid	-	(3,150,000)	(590,000)	(3,740,000)
Cash received in excess of cash paid	$52,706	$191,285	$-	$243,991

	2014 Acquisitions
	Hooters		Hooters Australia		The
	Pacific NW	Spoon	April 1, 2014	July 1, 2014	Burger Co.	Total
Consideration paid:
Common stock	$2,891,156	$828,750	$-	$-	$300,000	$4,019,906
Warrants	978,000	280,400	-	123,333	-	1,381,733
Assumption of debt	-	-	-	5,000,000	-	5,000,000
Cash	-	-	100,000	-	250,000	350,000
Total consideration paid	3,869,156	1,109,150	100,000	5,123,333	550,000	10,751,639

Current assets, excluding cash	112,078	89,817	377,296	47,777	9,926	636,894
Property and equipment	2,731,031	391,462	2,934,307	1,603,557	284,795	7,945,152
Goodwill	1,951,909	698,583	-	8,487,138	256,379	11,394,009
Trademark/trade name/franchise fee	60,937	-	277,867	220,500	-	559,304
Deposits and other assets	20,275	5,193	90,371	20,186	-	136,025
Total assets acquired, less cash	4,876,230	1,185,055	3,679,841	10,379,158	551,100	20,671,384
Liabilities assumed	(1,009,348)	(97,541)	(1,560,710)	(1,496,536)	(1,100)	(4,165,235)
Non-controlling interest	-	-	(993,999)	(3,759,289)	-	(4,753,288)
Chanticleer equity	-	-	(1,028,749)	-	-	(1,028,749)
Common stock and warrants issued	(3,869,156)	(1,109,150)	-	(123,333)	(300,000)	(5,401,639)
Assumption of debt	-	-	-	(5,000,000)	-	(5,000,000)
Cash paid	-	-	(100,000)	-	(250,000)	(350,000)
Cash received in excess of cash paid	$2,274	$21,636	$3,617	$-	$-	$27,527

Unaudited pro forma results of operations for the years ended December 31, 2014 and 2013 as if the Company had acquired majority ownership of the operation on January 1 of each year is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Years Ended
	December 31,
	2014	2013

Total revenues	$34,531,238	$31,949,925
Loss from continuing operations	(5,845,064)	(6,276,055)
Loss from discontinued operations	(920,960)	(25,215)
Loss attributable to non-controlling interest	(247,705)	(264,022)
Net loss	$(6,092,769)	$(6,540,077)
Net loss per share, basic and diluted	$(0.96)	$(1.50)
Net loss per share, discontinued operations	$(0.15)	$(0.01)

The following table includes information from the Company’s 2013 acquisitions for the year ended December 31, 2013:

	2013 Acquistions
	ARC	Just Fresh	WEW	Total

Revenues	$701,742	$182,091	$560,614	$1,444,447

Cost of sales	282,454	53,964	197,169	533,587
Other expenses	787,757	179,109	274,021	1,240,887

Operating income (loss)	$(368,469)	$(50,982)	$89,424	$(330,027)

The following table includes information from the Company’s 2014 acquisitions for the year ended December 31, 2014:

	2014 Acquistions
	Hooters Pacific NW	Spoon	Hooters Australia	The Burger Co.	Total

Revenues	$4,382,492	$1,207,688	$5,613,381	$81,539	$11,285,100

Cost of sales	1,239,726	529,974	1,564,198	33,305	3,367,203
Other expenses	3,340,963	915,661	4,330,224	30,847	8,617,695

Operating income (loss)	$(198,197)	$(237,947)	$(281,041)	$17,387	$(699,798)

Income from operations of unconsolidated affiliates

On April 1, 2014, the Company increased its ownership in the Australian Hooters entities, Hoot Campbelltown Pty. Ltd., Hoot Surfers Paradise Pty. Ltd. and Hoot Townsville Pty. Ltd., from 49% to 60%.

On July 1, 2014, we purchased 60% of Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd.

Prior to April 1, 2014, the Company accounted for its 49% ownership using the equity method of accounting and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Loss. For periods subsequent to April 1, 2014, the results of the Australia entities are consolidated in our Consolidated Statements of Operations and Comprehensive Loss effective with the date of controlling ownership.

4. INVESTMENTS

Investments at fair value consist of the following at December 31, 2014 and 2013.

	2014	2013

Available-for-sale investments at fair value	$35,362	$55,112
Total	$35,362	$55,112

Available-for-sale securities

Activity in our available-for-sale securities may be summarized as follows:

	2014	2013

Cost	$263,331	$263,331
Unrealized loss	(227,969)	(208,219)
Total	$35,362	$55,112

Our available-for-sale securities consist of the following:

		Unrecognized		Realized	Gain
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
December 31, 2014
Appalachian Mountain Brewery	1,500	23,300	24,800	-	46,292
North American Energy	126,000	(123,200)	2,800	-	-
North American Energy	10,500	(9,900)	600	-	-
North American Energy	125,331	(118,169)	7,162	-	-
	$263,331	$(227,969)	$35,362	$-	$46,292

December 31, 2013
Appalachian Mountain Brewery	1,500	43,050	44,550	-	-
North American Energy	126,000	(123,200)	2,800	-	-
North American Energy	10,500	(9,900)	600	-	-
North American Energy	125,331	(118,169)	7,162	-	-
	$263,331	$(208,219)	$55,112	$-	$-

Appalachian Mountain Brewery (“AMB”), formerly North Carolina Natural Energy, Inc. (“NCNE”) – AMB is a successor to NCNE and its common stock is currently traded on the OTC market under the ticker HOPS. AMB began trading under this symbol on January 7, 2014; previously it was traded under ticker NCNE on the OTC stock market. As of December 31, 2014, the Company held 6,200 shares of AMB with a closing price of $4.01 per share. AMB makes craft beer with plans to expand its distribution network. AMB expects to have a food service line in addition to its beer products. NCNE was a successor to Remodel Auction Incorporated whose business was discontinued. The Company originally received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011, valued at $1,500.

We recognized a realized gain of $46,492 in 2014 in connection with the sale of a portion of our investment in Appalachian Mountain Brewery.

North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. (“NAEY”) which were valued at $126,000 based on the closing price of NAEY on the OTC market on the date of the trade. NAEY is currently traded on the OTC market under the symbol NAEYD. At December 31, 2014 and 2013 the stock was $0.004 and $0.004 per share, respectively, and the Company recorded an unrealized loss of $123,200 at both December 31, 2014 and 2013 based on the Company’s determination that the price decline was temporary.

During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. The Company recorded an unrealized loss of $9,900 at both December 31, 2014 and 2013 based on the Company’s determination that the price decline was temporary.

During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer. The Company recorded an unrealized loss of $118,169 at both December 31, 2014 and 2013 based on the Company’s determination that the price decline was temporary.

Other investments are summarized as follows at December 31, 2014 and 2013:

	2014	2013

Investments accounted for under the cost method	$1,550,000	$1,550,000
Investments accounted for under the equity method	-	941,963
Total	$1,550,000	$2,491,963

Investments accounted for using the equity method

Effective April 1, 2014, the Company increased its ownership stake in Hooters restaurant in Campbelltown, Australia from 49% to 60%. In addition, the Company increased its ownership stake to 60% in the two new stores recently completed or under construction in Surfers Paradise (which opened on July 4, 2014), Australia and Townsville, Australia which we expect to open in 2015.

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

Activity in investments accounted for using the equity method is summarized as follows:

	2014	2013

Balance, beginning of year	$941,963	$1,066,915
Equity in loss	(40,694)	(125,017)
New investments	100,000	100,000
Reclassification of investments	(1,001,269)	-
Return of capital	-	(99,935)
Balance, end of year	$-	$941,963

Equity investments consist of the following at December 31, 2014 and December 31, 2013:

	2014	2013

Carrying value:
Hoot Campbelltown Pty. Ltd. (49%) - Australia	$-	$483,603
Hoot Surfers Paradise Pty. Ltd. (49%) - Australia	-	384,605
Hoot Townsville Pty. Ltd. (49%) - Australia	-	73,755
	$-	$941,963

The condensed statements of operations of equity investments for the years ended December 31, 2014 and 2013 follows:

	2014	2013

Revenue	$-	$2,328,015
Gross profit	-	1,643,287
Loss from continuing operations	-	(255,136)
Net loss	-	(255,136)

Investments accounted for using the cost method

A summary of the activity in investments accounted for using the cost method follows.

	2014	2013

Investments at cost:
Balance, beginning of year	$1,550,000	$1,050,000
Impairment	-	-
New investments	-	500,000
Total	$1,550,000	$1,550,000

Investments at cost consist of the following at December 31, 2014 and 2013:

	2014	2013

Chanticleer Investors, LLC	$800,000	$800,000
Beacher’s Madhouse	500,000	500,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
	$1,550,000	$1,550,000

Chanticleer Investors LLC - On January 24, 2011, Investors LLC and its three partners combined to form HOA Holdings, LLC (“HOA LLC”) and completed the acquisition of HOA and Texas Wings, Inc. (“TW”). Together HOA LLC has created an operating company with 161 company-owned locations across sixteen states, or nearly half of all domestic Hooters restaurants and over one-third of the locations worldwide.

Investors, LLC had a note receivable in the amount of $5,000,000 from HOA that was repaid at closing. Investors LLC then invested $3,550,000 in HOA LLC (approximately 3.1%) ($500,000 of which was the Company’s share). One of the investors in Investors LLC that owned a $1,750,000 share is a direct investor in HOA LLC and will now carry its ownership in HOA LLC directly. In July 2012, the Company acquired an additional interest of $300,000, at cost, from one of the partners for cash, which increased our ownership to approximately 22% of Investors LLC as of December 31, 2013.

In August 2014, the Company received a cash distribution totaling $830,421 on its 3% equity interest in HOA LLC, of which $392,842 is reflected in management fee income and $437,579 is reflected in interest and other income in the accompanying Consolidated Statements of Operations. .

Based on the current status of this investment, the Company does not consider the investment to be impaired.

Beacher’s Madhouse – the Company acquired a 5% minority interest for $500,000 in Beacher’s, a variety show and nightclub experience. Beacher’s opened in late 2013 at an 8,500 square-foot performance theater located in the MGM Grand Hotel & Casino located on the strip in Las Vegas. Prior to the Las Vegas opening, the show was located in Los Angeles, California, which the Company has no stake in. The Company also received the right to participate in the financing of up to 25% offered to third party investors in any new Beacher’s Madhouse location as well as the exclusive rights to the United Kingdom, South Africa and Australia.

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

5. DISCONTINUED OPERATIONS

During 2013, the Company discontinued the operations of Chanticleer Investors II and Chanticleer Investment Partners, LLC and had no results of operations or cash flows from those operations in 2014.

On December 31, 2014, management concluded it was in the best interest of the Company to exit the Spoon business, whereby the Company executed an Asset Purchase Agreement to sell the assets of Spoon Bar & Kitchen back to the original owner. In connection with the sale of Spoon, the Company reacquired 185,000 Stock Units that had been issued at acquisition in exchange for the asset transferred pursuant to the Asset Purchase Agreement. The stock was valued at $446,050 and the net assets were valued at $1,109,062, resulting in a loss of $683,012.

The results of operations and related non-recurring costs associated with Spoon have been presented as discontinued operations. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.

The operating results from the discontinued operations for the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013

Total revenue	$1,207,688	$53,710

Total operating expenses	1,445,636	78,925

Non-cash charge on disposal of Spoon	683,012	-

Net loss from discontinued operations	$(920,960)	$(25,215)

As of December 31, 2014, liabilities from discontinued operations totaled $177,393. The Company did not retain any assets related to the discontinued operation.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Leasehold improvements	$9,940,517	$4,303,548
Restaurant furniture and equipment	7,827,925	2,413,118
Construction in progress	727,934	-
Office and computer equipment	51,746	50,780
Land and buildings	437,223	-
Office furniture and fixtures	60,302	47,686
	19,045,647	6,815,132
Accumulated depreciation and amortization	(5,730,238)	(1,194,943)
	$13,315,409	$5,620,189

Restaurant furnishings and equipment includes assets under capital leases from our South African restaurants $179,320 and $263,392, net book value of $59,261 and $158,446 as of December 31, 2014 and December 31, 2013, respectively. Depreciation and amortization expense $74,204 and $78,742 for capital lease assets for the year ended December 31, 2104 and 2013, respectively.

7. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill is summarized by location as follows:

	December 31,
Goodwill	2014	2013
South Africa	$273,737	$396,487
ARB	2,806,990	2,550,611
WEW	2,868,192	3,124,507
Just Fresh	425,151	425,151
Australia	7,291,329	-
Hootres Pacific NW	1,951,909	-

Total	$15,617,308	$6,496,756

The changes in the carrying amount of goodwill are summarized as follows:

	2014	2013
Beginning Balance	$6,496,756	$396,487
Acquisitions	11,394,009	6,135,262
Divestures	(698,583)	-
Goodwill adjustments	(169,000)	-
Foreign currency translation	(1,405,874)	(34,993)
Ending Balance	$15,617,308	$6,496,756

An evaluation was completed effective December 31, 2014 at which time the Company determined that no impairment was necessary for any of the Company’s goodwill balances.

OTHER INTANGIBLE ASSETS

Franchise cost for the Company’s Hooters restaurants and trademark/trade name for the Company’s Just Fresh and American Roadside Burger entities consists of the following at December 31, 2014 and December 31, 2013. The Company is amortizing these franchise costs from the opening of each restaurant for the 20 year term of the franchise agreement with HOA and the trademark/trade name over its estimated 10 year useful lives.

	December 31,
Intagible assets	2014	2013
Franchise fees:
South Africa	$290,986	$448,888
Europe	106,506	106,506
Australia	383,529	-
Hootres Pacific NW	59,186	-
Brazil *	135,000	135,000
	975,207	690,394

Trademark, Tradenames:
Just Fresh	1,010,000	1,010,000
American Roadside Burger	1,783,954	1,784,327
	2,793,954	2,794,327
Total Intagnibles at cost	3,769,161	3,484,721
Accumulated amortization	(372,658)	(60,089)
Intangible assets, net	$3,396,503	$3,424,632

Amortization expense	$308,412	$21,349

* Amortization of the Brazil franchise cost will begin with the opening of a restaurant in that market.

Amortization for franchise costs and trade name/trademarks are as follows:

	Franchise fees	Trademark / Tradenames	Total
December 31,
2015	$61,590	$279,432	$341,022
2016	61,590	279,432	341,022
2017	61,590	279,432	341,022
2018	61,590	279,432	341,022
2019	61,590	279,432	341,022
Thereafter	438,462	1,117,931	1,556,393
Total	746,412	2,515,091	3,261,503

8. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

		December 31,
		2014	2013
Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime plus 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(a)	$176,731	$218,119

Line of credit to a bank, expires May 10. 2015, interest rate of Wall Street Journal Prime (3.25% as of December 31, 2014) plus 1%, floor rate of 5%	(b)	500,000	472,000

Note payable to a bank due interest only at a 5% rate; balloon principal payment due June 10, 2019; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(c)	500,000	-

Note payable to a bank, matured and paid in full August 5, 2014, interest rate of Wall St. Journal Prime plus 1%	(d)	-	38,614

Loan agreement with an outside company on December 23, 2013, interest at 1% per month, accrued interest and principal originally due February 23, 2014, unsecured. Loan was repaid in full in early 2015	(e)	100,000	150,000

Loan agreement with an outside company on June 20, 2014, interest at 8% annual rate, accrued interest and principal oriinally due July 11, 2014, unsecured. Loan was repaid in full in ealry 2015	(f)	100,000	-

Mortage loan dated April, 2014, interest ar South African prime rate + 2.6% (11.85% as of December 31, 2014); due July 31, 2024; secured by a bond on all assets at our Port Elizabeth, South Africa location and partially guaranteed by our CEO and South African COO	(g)	294,362	-

Loan agreement with an outside company on July 1, 2014, interest at 12% annual rate, secured by certain secured assets and gaming revenue of the Australian entities, net of discount of $343,733; matures January 31, 2017	(h)	4,656,267	-

Bank overdraft facilities; unsecured; maximum facilities $260,000; interest rate 11% at December 31, 2014, with annual renewal each December.	(i)	151,868	79,372

Term facility with monthly payments of 45,288 Rand, including interest at South African Prime - 1.0% (10.25% as of December 31, 2014); due June 14, 2016	(j)	64,309	133,448

Term facility with monthly payments of 44,727 Rand including interest at South Afican Prime + 3.0% (12.25% as of December 31, 2014); due November 15, 2019.	(k)	170,053	-

Term facility with monthly payments of 33,750 Rand, including interest at South Afican Prime + 3.0% (12.25% as of December 31, 2014); due December 1, 2018.	(l)	109,340	142,807

Total		$6.822,930	$1,234,360
Current portion of long-term debt		1,813,647	835,454
Long-term debt, less current portion		$5,009,283	$398,906

(a) and (b) On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”) which provides for a $500,000 revolving credit facility with a one-year term from the closing date. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility (b) expires on May 10, 2015. Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (3.25% as of December 31, 2014) plus 1.00%. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

(c) During February 2014, the Company secured a note with Paragon for $500,000 due on June 10, 2019. The note bears interest at a 5% annual rate, interest only monthly payments until the maturity date.

(d) ABC entered into a term note with TD Bank in 2008 for $300,000, which has been paid in full as of December 31, 2014.

(e) On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000, originally due on February 23, 2014. Interest is compounded monthly at a rate of 1%. As of February 23, 2014, the Company was not in compliance with the terms of this note due to non-payment of principal and interest. On March 21 and August 20, 2014, the Company paid the note holder $25,000 each of principal and accrued interest. In March 2015, subsequent to the balance sheet date, the Company repaid the loan in full.

(f) On June 20, 2014, the Company entered into a loan agreement with an outside company for $100,000, originally due on July 11, 2014. In March 2015, subsequent to the balance sheet date, the Company repaid the loan in full.

(g) In April 2014, our South African subsidiary entered into a mortgage note with a South African bank for the purchase of the building in Port Elizabeth for our Hooters location. The 10-year note is for $330,220 with an annual interest rate of 2.6% above the South African prime rate (prime currently 9.25%). Monthly principal and interest payments of approximately $4,600 commenced in August, 2014. The mortgage note is personally guaranteed by our CEO and South African COO and secured by the assets of the Port Elizabeth building.

(h) On July 1, 2014, pursuant to Purchase Agreements executed on June 30, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”), which own, operate, and manage Hooters restaurant locations and gaming operations in Australia. The ownership interest in the Australian Entities was purchased from the respective entities in exchange for the Company agreeing to assume a five million dollar ($5,000,000) debt bearing interest at 12% annually and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock. Originally principal repayments were as follows: $2,000,000 on December 31, 2014, $2,000,000 on June 30, 2015, and $1,000,000 on December 31, 2015. On October 15, 2014, principal repayments were restructured whereby $200,000 was due on December 31, 2014, $50,000 is payable each month from January 2015 through December 2015, $2,000,000 is payable January 31, 2016, $1,200,000 is payable on July 31, 2016 and the remaining $1,000,000 is due by January 31, 2017. The Company had not made the December 2014 payment as of the date of this report as the note holder and Company are discussing a potential modification to the loan agreement. Accordingly, the note holder has not issued any notice of default to the Company.

(i) The Company’s South African subsidiary has local bank financing in the form of term and overdraft facilities totaling of approximately $151,868 and $79,372 outstanding as of December 31, 2014 and 2013, respectively.

(j) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of 45 thousand Rand, including interest at South African Prime +1.0%. The term loan matures on June 14, 2016.

(k) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of 44 thousand Rand, including interest South African Prime +3.0%. The term loan matures on November 15, 2019.

(l) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of 34 thousand Rand, including interest at South African Prime + 3.0%. The term loan matures on December 1, 2018.

10. cONVERTIBLE NOTEs PAYABLE

	December 31,
	2014	2013
6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(1,583,333)	(2,583,333)
15% Convertible notes payable issued in March 2014	500,000	-
Discounts on above convertible note	(63,730)	-
8% Convertible notes payable issued in Nov/Dec 2014	350,000	-
Discounts on above convertible note	(289,254)	-
	1,913,683	416,667
Current portion of convertible notes payable	(436,270)	-
Convertible notes payable, less current portion	$1,477,413	$416.667

On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant. The funding from the private offering was used exclusively for the acquisition of the Nottingham, England Hooters restaurant location (acquisition described in Note 3). The Notes have the following principal terms:

●	the principal amount of the Note shall be repaid within 36 months of the issuance date at a non-compounded 6% interest rate per annum;

●	the Note holders shall receive 10%, pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly for the life of the location, and 10% of the net proceeds should the location be sold;

●	the consortium of investors received a total of 300,000) three-year warrants, exercisable at $3.00 per share;

●	the Note holder may convert his or her Note into shares of the Company’s common stock (at 90% of the average closing price ten days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering). The conversion price is subject to a floor of $1.00 per share;

●	the Note holder has the right to redeem the Note for a period of sixty days following the eighteen month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen months after the issuance of the Note. In connection with the issuance of the Note, the Company also issued warrants for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share through August 2, 2016.

The Company completed the purchase of Hooters Nottingham on November 6, 2013 and began operating the restaurant on November 7, 2013.

The fair value of the embedded conversion feature and the warrants is $2,265,600 and $884,600, respectively, and the aggregated total equals $3,150,200. Consequently, upon issuance of the Note, a debt discount of $3,000,000 was recorded and the original difference of $150,200, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

In March 2014, the Company entered into an agreement whereby the Company issued a convertible promissory note for a total of $500,000. The note accrues monthly interest of 1.25% until the date the note is converted. The note is convertible into the Company’s common stock (at 85% if the offering price in future offering or 85% of the Volume Weighted Average Price (“VWAP”). The conversion price is subject to a floor of $3.00 per share. If not converted, the note matures one year from the issuance date.

In connection with the issuance of the March 2014 convertible promissory note, the Company also issued to the investors warrants to purchase up to 30% of the number of shares of common stock issued upon conversion of the 2014 note, exercisable at $5.25 per share for a period of up to 5 years from the note’s original issuance date.

During November and December 2014, the Company entered into agreements whereby the Company issued 3-year convertible notes in the amounts of $250,000 and $100,000, respectively. The notes accrue annualized interest of 8% until the date the notes are converted. The note is convertible into the Company’s common stock (at 85% of lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the last complete Trading Day prior to the Conversion Date. The Company also issued 5 year warrants of 62,500 and 25,000, respectively, with an exercise price of $2.50 per share.

The Company accounted for the issuance of the convertible promissory note and the warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the warrants and the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount of $292,700. The debt discount relates to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The debt discount is charged back to interest expense ratably over the term of the convertible note.

The fair value of the embedded conversion feature and the warrants each was estimated using the Black-Scholes option-pricing model which approximated the Binomial Lattice model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities. The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. Key assumptions used to apply this pricing model as of the date of issuance and December 31, 2014 are presented in the table below:

	August 2, 2013	March 19, 2014	November 19, 2014	December 16, 2014
Common stock closing price	$4.15	$3.87	$1.70	$1.53
Conversion per share price	$3.73	$3.29	$1.45	$1.30
Conversion shares	804,764	151,999	172,672	77,061
Expected life (in years)	3.0	1.0	3.0	3.0
Expected volatility	109.55%	62.03%	74.28%	74.28%
Call option value	$2.82	$1.19	$0.90	$0.81
Risk-free interest rate	0.59%	0.15%	1.10%	1.10%
Dividends	0.00%	0.00%	0.00%	0.00%

	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014
Common stock closing price	$1.73	$1.73	$1.73	$1.73
Conversion per share price	$1.49	$1.47	$1.26	$1.26
Conversion shares	2,008,032	340,020	199,177	77,061
Expected life (in years)	1.6	0.2	2.9	3.0
Expected volatility	63.72%	65.63%	74.28%	74.28%
Call option value	$0.64	$0.35	$0.77	$0.78
Risk-free interest rate	0.67%	0.40%	1.10%	1.10%
Dividends	0.00%	0.00%	0.00%	0.00%

11. Capital Leases Payable

Capital leases payable at December 31, 2014 and 2013 is associated with the South African operations and consists of the following:

	December 31,
	2014	2013
Capital lease payable, bearing interest at 10%. through August 2017	$10,502	$28,589
Capital lease payable, bearing interest at 10%. through November 2014	-	8,627
Capital lease payable, bearing interest at 11.5%, through July 2016	26,489	46,721
Capital lease payable, bearing interest at 11.5%, through November 2016	40,336	66,354
Capital lease payable, bearing interest at 10%, through March 2015	1,333	14,789
Total capital leases payable	78,660	165,080
Current maturities	42,032	59,162
Capital leases payable, less current maturities	$36,628	$105,918

The current capital leases cover point of sale and other equipment for five of the South African restaurants. Annual requirements for capital lease obligations are as follows:

December 31,	Amount
2015	$48,899
2016	37,491
2017	3,189
Total minimum lease payments	89,579
Less: amount representing interest	10,919
Present Value of Net Minimum Lease Payments	$78,660

12. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	December 31,
	2014	2013

Accounts payable	$3,382,818	$1,673,933
Accrued taxes (VAT, GST, Sales Payroll)	1,604,829	636,568
Accrued income taxes	92,618	15,776
Accrued interest	499,866	97,384
	$5,580,131	$2,423,661

13. INCOME TAXES

The breakout of the loss from continuing operations before income taxes between domestic and foreign operations is below:

	2014	2013
Loss from continuing operations before income taxes
United States	$5,442,499	$4,650,443
Foreign	759,875	636,651
	$6,202,374	$5,287,094

The Income Tax (benefit) provision consists of the following:

Foreign
Current	$55,486	$40,935
Deferred	(267,960)	(167,554)
U.S. Federal
Current	318	-
Deferred	(1,266,980)	(652,624)
State & Local
Current	-	-
Deferred	(149,056)	(76,786)
Change in Valuation Allowance	1,151,691	896,964
	$(476,501)	$40,935

The (benefit) provision for income tax using statutory U.S. federal tax rate is reconciled to the company’s effective tax rate as follows:

	2014	2013
Computed “expected” income tax benefit	$(2,093,584)	$(1,797,612)
State income taxes, net of federal benefit	(205,177)	(211,484)
Foreign rate differential	45,883	(79,399)
Prior year deferred tax adjustment	-	1,083,075
Prior year true-ups other deferred tax balances	106,236	-
Travel, entertainment, and other	91,045	537,988
Deferred taxes from acquisitions	-	(388,597)
Fixed asset DTL true-up	305,796	-
Other	121,609	-
Change in valuation allowance	1,151,691	896,964
Effective Rate	$(476,501)	$40,935

The Company has significant permanent book tax differences related to derivative liabilities with a convertible debt feature.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets at December 31, 2014 and 2013 were:

	2014	2013
Net operating loss carryovers	$6,773,713	$4,495,059
Capital loss carryforwards	488,500	488,500
Investments	(84,384)	-
Derivative liability	372,931	645,500
Warrants	-	184,800
Australian equity investment	(26,417)	53,132
Deferred occupancy liabilities	388,114	378,521
Total deferred Tax Assets	7,912,457	6,245,512

Property and equipment	(469,986)	(278,868)
Convertible debt	(372,931)	(645,500)
Intangibles	(957,229)	(1,061,844)
Goodwill	(47,492)	-
Total deferred tax liabilities	(1,847,638)	(1,986,212)

Net deferred tax assets	6,064,819	4,259,300
Valuation Allowance	(6,751,703)	(5,600,012)
	$(686,884)	$(1,340,712)

As of December 31, 2014 and 2013, the company has U.S. federal and state net operating loss carryovers of approximately $15,660,000 and $10,666,000 respectively, which will expire at various dates beginning in 2031 through 2035, if not utilized. As of December 31, 2014 and 2013 the company has foreign net operating loss carryovers of $2,751,000 ($735,000 for Hungary, $1,735,000 for South Africa, and $281,000 for Australia) and $1,727,000 ($464,000 for Hungary and $1,263,000 for South Africa) respectively. These net operating loss carryovers can be carried forward indefinitely as long as the company is trading. The company has a capital loss carryforward of $1,286,000 which expires between 2015 and 2017 if not utilized. In accordance with Section 382 of the internal revenue code, deductibility of the company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past 3 years were analyzed and it was determined that there was no change of control as of December 31, 2014.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2014 and December 31, 2013 the change in valuation allowance was approximately $1,151,691 and $896,964, respectively.

The company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in their financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its return. For those benefits to be recognized, a tax position must be more-likely-than- not to be sustained upon examination by taxing authorities. Differences between two positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing-authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

The company’s uncertain tax positions for December 31, 2014 and 2013 are as follows:

	Unrecognized	Interest and
	Tax Benefit	Penalties	Total
Balance at December 31, 2013	$-	$-	$-
Increases related to prior year tax positions	419,301	-	419,301
Decreases related to prior year tax positions	-	-	-
Increases related to current year tax positions	-	-	-
Settlements during the period	-	-	-
Lapse of statute of limitations	-	-	-
Balance at December 31, 2014	$419,301	$-	$419,301

The company expects the liability related to uncertain tax positions to decrease by $419,301 within the next 12 months.

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2014 and 2013 no interest or penalties were required to be reported. The 2013 NOL was adjusted for the uncertain tax position and is sufficient to absorb the full amount.

No provision was made for U.S. or foreign taxes on approximately $515,000 of undistributed earnings of the Company as such earnings are considered to be permanently reinvested. Such earnings have been, and will continue to be, reinvested, but could become subject to additional tax if they were remitted as dividends, loaned to the Company, or if the Company should sell its interests in the foreign entities. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed earnings.

14. STOCKHOLDERS’ EQUITY

On February 3, 2014, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock from 20,000,000 shares to 45,000,000 shares.

The Company’s shareholders have approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 4,000,000 shares remained available for future grant as of December 31, 2014.

2014 Transactions

During December 2014, the Company issued the following common stock shares and warrants:

●	11,101 shares of the Company’s common stock at $2.00 and 3,330 common stock warrants at an exercise price of $3.50 for $22,202;

●	20,750 shares of the Company’s common stock at $2.00 and 6,225 common stock warrants at an exercise price of $3.50 for payment of accounts payable for consulting services totaling $41,500;

●	54,837 shares of the Company’s common stock for payment of accounts payable for consulting services totaling $$108,855 at prices ranging from $1.79 to $2.07;

●	36,667 shares of the Company’s common stock at $1.80 for payment of Board of Directors fees totaling $66,000;

●	67,807 shares of the Company’s common stock at $2.00 per share for accrued interest totaling $135,614;

●	14,451 shares of the Company’s common stock at $1.73 for payment of an employee contractual bonus totaling $25,000.

During November 2014, the Company issued $175,000 of the Company’s common stock (87,500 shares at $2.00 per share) in satisfaction of past-due interest and 26,250 common stock warrants at $3.50 per share exercise price in consideration for the debt restructuring related to Hooters Australia.

During October 2014, the Company re-priced certain warrants with an original exercise price of $5.50 and $7.00 to $2.00, subject to immediate cash exercise. The Company received $349,544 of funds related to this transaction.

During the three months ended September 30, 2014, the Company raised from private investors $641,000 for the sale of 320,500 shares of common stock, and accompanying sales of 96,150 5-year common stock warrants exercisable at $3.50 per share.

On September 9, 2014, the Company purchased 100% of the net assets of The Burger Company located in Charlotte, North Carolina, a similar concept to our ABC restaurants, for a purchase price of $550,000, which consisted of $250,000 in cash and $300,000 (146,628 shares) in the Company’s common stock.

During the six months ended June 30, 2014, the Company issued an aggregate of 40,000 and 98,764 shares of the Company’s common stock, valued at $101,900 and $330,757 to several investor relations firms in exchange for investor relations services provided to the Company.

During the six months ended June 30, 2014, the Company raised from private investors $200,000 for 137,500 shares of common stock and 15,000 five-year common stock warrants exercisable at $3.50 per share.

On March 19, 2014, the Company received $500,000 from the issuance of convertible debt to one investor, and the proceeds were used for continuing the Company’s growth and for working capital purposes. The Company issued 15% Secured Subordinate Convertible Notes and five-year warrants, at a price of $5.25 per share, to purchase up to 30% of the number of shares of Company common stock issuable upon conversion of the 2014 note.

During the first three months of 2014, the Company issued an aggregate of 58,764 shares of the Company’s common stock, valued at $228,857 to several investor relations firms in exchange for investor relations services provided to the Company.

On January 31, 2014, we issued 680,272 Company units in connection with the acquisitions of Pacific NW. Each unit consisted of one share of our common stock and one five-year warrant to purchase a share of our common stock. Half (340,136) of the warrants are exercisable at $5.50 and half (340,136) of the warrants are exercisable at $7.00. As part of this transaction, the Hooters Sellers were granted registration rights with respect to our common stock issued and underlying the warrants, and franchise rights and leasehold rights to the locations were transferred to the Company.

On January 31, 2014, we issued 195,000 Company units in connection with the acquisition of Spoon. Each unit consisted of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half (97,500) of the warrants are exercisable at $5.50 and half (97,500) of the warrants are exercisable at $7.00. As part of this transaction, EWC was granted registration rights with respect to our common stock issued and underlying the warrants, and all leaseholds and other rights were transferred to the Company. (See Note 5 “Discontinued Operations”).

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

On September 30, 2013, the Company closed the purchase of ABC and issued 740,000 units which consisted of one share of common stock and one common stock warrant valued at $3,611,126 and $1,710,077, respectively.

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

On November 5, 2013, the Company entered into a Subscription Agreement with JF Restaurants, L.L.C. (“JFR”) and JF Franchising Systems, L.L.C. (“JFFS”), for the purchase of a 51% ownership interest in each entity, for a total purchase price of $560,000. The purchase was finalized on December 10, 2013. On December 11, 2013, the Company purchased an additional 5% interest in both JFR and JFFS from an original interest holder for the total purchase price of $30,000, increasing the Company’s ownership interest in JFR and JFFS to a total of 56%.

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

On November 26, 2013, the Company finalized a Subscription Agreement (the “Beacher’s Subscription Agreement”) with Beacher’s LV, LLC (“Beacher’s”), whereby the Company subscribed for five (5) Units, with each Unit consisting of a one percent (1%) membership interest in Beacher’s. The total capital contribution made by the Company to Beacher’s was $500,000. In connection with the Beacher’s Subscription Agreement, the Company executed a Right to Purchase Agreement with Madhouse Worldwide Investments, LLC (“MWI”) whereby the Company shall issue fifty three thousand three hundred and thirty four (53,334) shares of the Company’s common stock, valued at approximately $260,000, to MWI or its assigns, in exchange for a two-year option to purchase up to twenty five percent (25%) of any ownership interest in any future Beacher’s nightclub to be offered to third party investors, and a three-year exclusive option to propose funding, participate in funding, and open future Beacher’s nightclubs in South Africa, Australia, and the United Kingdom. The Company also issued an aggregate of 50,000 five-year warrants valued at approximately $176,000 using the Black-Scholes model.

Options and Warrants

There are no options outstanding as of December 31, 2014 and 2013.

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

A summary of the warrant activity during the years ended December 31, 2014 and 2103 is presented below:

	Number of	Weighted Average Exercise	Weighted Average
	Warrants	Price	Remaining Life
Outstanding January 1, 2013	-	$-
Granted	5,501,458	5.46
Exercised	-
Forfeited	-
Outstanding December 31, 2013	5,501,458	5.46
Granted	3,584,118	4.97
Exercised	(174,772)	2.00
Forfeited	(195,000)	6.25
Outstanding December 31, 2014	8,715,804	$5.49	3.0

Exercisable December 31, 2014	8,715,804	$5.49	3.0

The following table presents information related to stock warrants as of December 31, 2014:

		Weighted
	Outstanding	Average	Exercisable
	Number of	Remaining Life	Number of
Exercise Price	Warrants	in Years	Warrants

>$5.00	3,554,514	2.8	3,554,514
$4.00-$5.00	3,935,117	3.0	3,935,117
$3.00-$4.00	963,901	4.0	963,901
$2.00-$3.00	262,272	3.0	262,272
	8,715,804		8,715,804

Warrant amortization is summarized as follows at December 31, 2014 and 2013 and for the years then ended:

	2014	2013

Additional paid-in capital	$1,107,893	$657,552

Interest expense	336,798	22,659
Consulting expense	771,095	634,893
	$1,107,893	$657,552

15. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2014 and 2013 are as follows:

	2014	2013

Hoot SA I, LLC	$12,196	$12,191
Hooters Australia Partner	1,087,451	-
Chanticleer Investors, LLC	199,436	-
	$1,299,083	$12,191

At December 31, 2014 the Company has an outstanding loan payable to its Australian partner of $1,087,457 in connection with Surfers Paradise and Townsville construction costs.

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at December 31, 2014 and 2013 is as follows:

	2014	2013

Chanticleer Dividend Fund, Inc.	$-	$69,281
Chanticleer Investors	-	1,207
Hoot SA II, III, IV LLC	46,015	45,817
	$46,015	$116,305

Management income from affiliates

Chanticleer Investors LLC

During 2011, Investors LLC collected its note receivable and reinvested $3,550,000 in HOA LLC (See Note 4). There was no management income from Investors LLC in 2014 or 2013.

Chanticleer Investors II LLC

The Company managed Investors II and the operations were discontinued in 2013.

Chanticleer Dividend Fund, Inc. (“CDF”)

On November 10, 2010 the Company formed CDF under the general corporation laws of the State of Maryland. CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011. During 2014, management reviewed the operations of CDF. CDF intends to dissolve the entity in 2015. The Company wrote off its related party balance in 2014.

Hoot SA, LLC; Hoot SA II, LLC; Hoot SA III, LLC and Hoot SA IV, LLC

The Hoot partnerships were formed to help finance the first four Hooters restaurants in South Africa.

North American Energy Resources, Inc. (“NAEY”)

The Company’s CEO became CEO and a director of NAEY during 2010 and the Company received 150,000 common shares for management services. The shares were valued at $10,500, based on the trading price of NAEY at the time. The Company’s CEO resigned as CEO of NAEY in December 2010 and remains a director. During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer.

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation of each of the locations until payout. As of December 31, 2012, Avenel Financial Group, Inc. has received an aggregate of $6,441 in net profits after taxation and $49,816 in return of investment under the same terms as the other limited partners.

16. SEGMENTS OF BUSINESS

As of December 31, 2012, the Company was organized into two business segments: (1) restaurant ownership and management and (2) investment management and consulting services businesses. However, the Company announced its intention to exit investment management and consulting services businesses in the first quarter of fiscal 2013 and effectuated such exit during the second quarter of fiscal 2013.

Accordingly as of December 31, 2014 and 2013, the Company operates and reports its results as a single operating segment.

The following are revenues, operating loss, and long-lived assets by geographic area as of and for the years ended December 31, 2104 and 2013.

	December 31,
	2014	2013
Revenue:
United States	$12,941,648	$987,285
South Africa	6,632,024	5,738,974
Australia	5,613,381	-
Europe	4,656,381	1,521,228
	$29,843,434	$8,247,487

Operating Loss:
United States	$(4,886,279)	$(3,931,276)
South Africa	(373,558)	(386,168)
Australia	(277,557)	-
Europe	(6,914)	(288,911)
	$(5,544,308)	$(4,606,355)

Long Lived Assets:
United States	$15,299,108	$13,661,243
South Africa	2,172,528	2,191,584
Australia	13,068,305	1,434,128
Europe	3,648,133	941,963
Brazil	135,000	145,555
	$34,323,074	$18,374,473

17. COMMITMENTS AND CONTINGENCIES

The Company leases the land and buildings for its six restaurants in South Africa, five restaurants in Australia 15 restaurants in the United States and one restaurant in each of Hungary and the United Kingdome through its subsidiaries. The South Africa and United Kingdom leases are for five year terms and the Hungary lease is for a 10 year term and include options to extend the terms. The Company through its South Africa subsidiary also purchased land and building in Port Elizabeth, S.A., and also has a mortgage on this property. The 14 restaurants operated in the United States as of December 31, 2014 have lease terms varying from 2 to 10 years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

Rent obligations for are presented below:

Total
12/31/2015	$2,903,180
12/31/2016	2,721,092
12/31/2017	2,203,637
12/31/2018	2,193,450
12/31/2019	2,060,853
thereafter	6,656,486
$18,738,698

Rent expense for the years ended December 31, 2014 and December 31, 2013 was $2,651,121 and $868,285, respectively. Rent expense for the years ended December 31, 2014 and 2013 for the Company’s restaurants was $2,625,351 and $833,546, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the years ended December 31, 2014 and 2013 for the non-restaurants was $25,770 and $34,739, and is included in the “General and administrative expense” of the Consolidated Statement of Operations.

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

18. DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
	Recorded value	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$-
Liabilities:
Embedded conversion feature	$1,610,900	$-	$-	$1,610,900

December 31, 2013
Assets:
Available-for-sale securities	$55,112	$55,112	$-	$-
Liabilities:
Embedded conversion feature	$2,146,000	$-	$-	$2,146,000

At December 31, 2014 and 2013, the Company’s available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

See Note 4 for further details of the Company’s investments.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2014 and 2013.

	Warrants	Conversion Feature	Total
Balance at January 31, 2013	$-	$-	$-
Change in fair value of derivative liability		(119,600)	(119,600)
Included in debt discount		2,115,400	2,115,400
Included in interest		150,200	150,200
Balance at December 31, 2013	-	2,146,000	2,146,000

Change in fair value of derivative liability	(292,600)	(935,000)	(1,227,600)
Amount included in debt discounts	626,900	399,900	1,026,800
Balance at December 31, 2014	$334,300	$1,610,900	$1,945,200

19. SUBSEQUENT EVENTS

Convertible Debt

In January 2015, a convertible debt holder agreed to convert $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock.

In January, 2015, pursuant to a private offering, we sold a total of 20 units, a unit consisting of convertible debt and warrants to accredited investors resulting in net proceeds of $1,000,000 to the Company and the issuance of 250,000 warrants to these investors. Each unit consists of an 8% convertible promissory Note with the principal face value of $50,000 and a warrant to purchase 12,500 shares of the Company’s common stock. The notes have a term of 3 years, pay interest quarterly at 8% per annum and contain an option by the holder to demand full repayment of the outstanding principal amount of the note, plus all accrued and unpaid interest, at any time after the one-year anniversary of the issuance of the note. The note may be voluntarily converted by the holder into shares of common stock during the period commencing 180 days after the issuance of the notes at an exercise price equal to the lesser of $2.00 per share and a 15% discount to the average of the lowest 3 trading prices for the Company’s common stock during the 10 trading day period ending on the last complete trading day prior to the conversion date of the note, provided however that the conversion price shall not be less than $1.00 per share. The Warrants have an exercise price of $2.50 per share and a term of five years. In conjunction with the sale of the units, the Company also entered into a registration rights agreement pursuant to which the Company agreed to register the shares of common stock underlying the notes and warrants.

In January 2015, the Company received $150,000 from the issuance of convertible debt to two investors. The Company issued 8% convertible notes and 37,500 warrants to purchase our common stock at a price of $2.50 with a five year term.

In February 2015, a convertible debt holder agreed to convert $500,000 principal plus accrued interest into 373,333 shares of the Company’s common stock.

In February 2015, a note holder agreed to convert $100,000 principal plus accrued interest into 100,000 shares of the Company’s common stock.

On March 13, 2015, the Company issued a convertible note with an aggregate principal amount of $1 million and a warrant with a five year term to purchase 320,000 shares of common stock at an exercise price of $2.50 per share. This note is secured as follows: (i) a first priority security interest in and to the assets located at the Company’s Townsville and Just Fresh #7 restaurant locations (the “Collateral Assets”); (ii) a second priority security interest in the existing assets, operations and locations the four locations owned by the Company in Australia, operating under Hoot Parramatta Pty. Ltd., Hoot Penrith Pty Ltd., Hoot Campbelltown Pty. Ltd. and Hoot Surfers Paradise Pty. Ltd. and the gaming and management contracts relating thereto; and (iii) a third priority security interest in and to all assets of the Company subordinated to the Company’s current senior bank loan and mezzanine debt.

Upon the full payment of this note (a) the investor will be paid an amount, in perpetuity equal to fifty (50%) percent of the monthly net income that the Company receives from its sixty (60%) percent ownership interest in Townsville and Just Fresh #7 stores (collectively, the “Collateral Assets”); provided however that such monthly payment shall not be less than the amount of the average of the prior 12 month period of the actual net income of the Collateral Assets. The investor will also receive fifty (50%) percent of the sale proceeds received by the Company in the event that Townsville and/or Just Fresh #7 stores are sold; provided however should the Company close or liquidate the business or affairs of Townsville and/or Just Fresh #7 stores within a five (5) year period commencing on the Subsequent Closing date, the Company shall pay the investor a monthly amount equal to the average net income generated by the Collateral Assets from their opening until their closing or liquidation; and provided further that the Company shall pay the investor such amount in thirty-six (36) equal installments.

Rights Offering

On March 16, 2015, the Company completed a rights offering, receiving subscriptions (including both basic and oversubscriptions) for 3,899,742 shares of its common stock for gross proceeds of $7,799,484. The rights offering was made pursuant to a Registration Statement on Form S-1 that was filed with the SEC and became effective on February 17, 2015, and by means of the prospectus that was filed with the SEC on February 18, 2015 and supplemented on February 20, 2015 and March 16, 2015.

The shares of the Company’s common stock subscribed for in the rights offering will be issued to shareholders as promptly as practicable. Under the terms of the rights offering, the Company had the right to reduce subscriptions in order to preserve certain of the Company’s tax attributes, such as the utilization of net operating loss carry forwards. On the basis of the Company’s analysis of tax attributes, the Company did not reduce the subscriptions of any shareholder in the rights offering.

Acquisition of BGR The Burger Joint

Effective March 15, 2015, the Company closed the purchase of BGR Holdings, LLC (“BGR”). A wholly-owned subsidiary of the Company acquired substantially all of the assets of BGR, including the ownership interests of a franchising subsidiary, an operating subsidiary and various restaurant locations engaged in the fast casual hamburger restaurant business under the name “BGR The Burger Joint.”

In consideration of the purchased assets, the Company paid a purchase price consisting of $4,000,000 in cash and 500,000 shares of the Company’s common stock, subject to a contractual working capital adjustment. Management expects the working capital adjustment to increase cash consideration by approximately $200,000 to $250,000.

A final valuation of the assets and liabilities and purchase price allocation has not been completed as of this reporting period. These amounts are subject to the completion of formal studies and valuations which is expected to occur in early 2015.

Acquisition of BT’s Burger Joint

On March 31, 2015, the Company entered into an Asset Purchase Agreement with BT’s Burgerjoint Management, LLC (“BT’s”), for the purchase of BT’s by a wholly-owned subsidiary of the Company. The closing of the purchase is scheduled to occur on or before June 1, 2015 and is dependent on various closing conditions.

Pursuant to the terms of the Asset Purchase Agreement, a subsidiary of the Company acquired substantially all of the assets of BT’s, including the ownership interests of a franchising subsidiary, an operating subsidiary and various restaurant locations engaged in the fast casual hamburger restaurant business under the name “BT’s Burger Joint.” In consideration of the purchased assets, the Company has agreed to pay a purchase price consisting of one million four hundred thousand dollars in cash and shares of the Company’s common stock, $0.0001 par value per share, equal to one million dollars in the aggregate, subject to a contractual working capital adjustment.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Our management has determined that, as of December 31, 2014, the Company’s disclosure controls and procedures were ineffective.

Management’s report on internal control over financial reporting

Management Responsibility for Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2014, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal controls over financial reporting:

●	Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting. Given the significant expansion of the business and all of our operations, we did not yet integrate an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters.

●	Period-end financial reporting process. Given the significant expansion of the business and all of our operations we did not design or maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, due to the expansion of our business, we did not yet prepare timely accounting reconciliations nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.

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

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional experienced accounting personnel at certain of our acquired businesses and improving certain processes. The Company also engages third party consultants with expertise in the preparation of financial reporting and other financial aspects of the business, as well as continuing to integrate the Company’s subsidiaries accounting personnel and processes.

Changes in Internal Control over Financial Reporting — As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 11. Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at December 31, 2014 and 2013

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013

●	Consolidated Statements of Stockholders’ Equity at December 31, 2014 and 2013

●	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

●	Notes to the Consolidated Financial Statements

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

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2015.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 14, 2015	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

April 14, 2015	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

April 14, 2015	Director	/s/ Michael Carroll
Michael Carroll

April 14, 2015	Director	/s/ Russell J. Page
Russell J. Page

April 14, 2015	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

April 14, 2015	Director	/s/ Keith Johnson
Keith Johnson

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement and Plan of Merger dated September 2013 between the Company and American Roadside Burgers, Inc. (9)

2.2	Share Purchase Agreement dated October 2013 between Company and Manchester Wings Limited (11)

2.3	Tax Covenant to October 2013 Share Purchase Agreement with Manchester Wings Limited (11)

2.4	Subscription Agreement dated November 2013 among the Company, JF Restaurants, LLC and the other parties named therein (12)

2.5	Assignment, Assumption, Joinder and Amendment Agreement dated December 2013 among the Company, JF Franchising Systems, LLC and the other parties named therein (15)

2.6	Purchase Agreements for Australian Entities dated June 30, 2014 (21)

3.1(a)	Certificate of Incorporation (2)

3.1(b)	Certificate of Merger, filed May 2, 2005 (3)

3.1(c)	Certificate of Amendment, filed July 16, 2008 (1)

3.1(d)	Certificate of Amendment, filed March 18, 2011 (4)

3.1(e)	Certificate of Amendment, filed May 23, 2012 (6)

3.1(f)	Certificate of Amendment, filed February 3, 2014 (18)

3.1(g)	Certificate of Amendment, filed October 2, 2014 (23)

3.2	Bylaws (2)

4.1	Form of Common Stock Certificate (5)

4.2	Form of Unit Certificate dated June 2012 (7)

4.3	Form of Warrant Agency Agreement dated June 2012 with Form of Warrant Certificate with $6.50 Exercise Price (7)

4.4	Form of 6% Secured Subordinate Convertible Note dated August 2013 (8)

4.5	Form of Warrant for August 2013 Convertible Note with $3.00 Exercise Price (8)

4.6	Form of Warrant for September 2013 Merger Agreement with $5.00 Exercise Price (9)

4.7	Form of Warrant for September 2013 Subscription Agreement with $5.00 Exercise Price (10)

4.8	Form of Warrant for November 2013 Subscription Agreement with $5.50 and $7.00 Exercise Price (13)

Exhibit	Description

4.9	Form of Warrant for January 2015 Subscription Agreement with $2.50 Exercise Price (25)

4.10	Form of Subscription Rights Certificate dated January 2015 (26)

10.1	Revolving Credit Facility dated August 10, 2011 between the Company and Paragon Commercial Bank (5)

10.2	Credit Agreement dated April 11, 2013 between the Company and Paragon Commercial Bank (19)

10.3	Form of Franchise Agreement between the Company and Hooters of America, LLC (5)

10.4	Form of Subscription Agreement dated September 2013 (10)

10.5	Form of Subscription Agreement dated November 2013 (13)

10.6	Subscription Agreement dated December 2013 between the Company and Beacher’s LV, LLC (14)

10.7	Right to Purchase Agreement dated December 2013 between the Company and Madhouse Worldwide Investments, LLC (14)

10.8	Brazil Franchise Agreement dated November 27, 2013 between the Company, Wings Brasil Restaurante Ltda., Chanticleer & Wings Brasil Foods Participacoes Ltda., and Hooters of America, LLC (19)

10.9	Agreement and Plan of Merger dated December 30, 2013 between the Company, Hooters of Washington, LLC, and Hooters of Oregon Partners, LLC (16)

10.10	Agreement and Plan of Merger dated January 14, 2014 between the Company, Express Restaurant Holdings, L.L.C., and Dallas Spoon, L.L.C. (17)

10.11*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (18)

10.12	Stipulation and Agreement of Settlement, dated March 17, 2014 (20)

10.13	Debt Assumption Agreements, dated July 1, 2014 (21)

10.14	Gaming Assignment, dated July 1, 2014 (21)

10.15	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., The Burger Company, LLC and American Burger Morehead, LLC dated September 9, 2014 (22)

10.16	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., Dallas Spoon, LLC and Express Working Capital, LLC d/b/a CapRock Services dated December 31, 2014 (24)

10.17	Form of Subscription Agreement dated January 2015 (25)

10.18	Form of Note dated January 2015 (25)

10.19	Form of Registration Rights Agreement dated January 2015 (25)

10.20	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BGR Holdings, LLC and BGR Acquisition LLC, dated February 18, 2015 (27)

10.21	Purchase and Sale Agreement by and between Hooters SA (Pty) Ltd. and Leverage Trust dated April 3, 2014

Exhibit	Description

21	Subsidiaries of the Company

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013, and (v) the Notes to the Financial Statements

(1)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012.

(2)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507).

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011.

(4)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on March 18, 2011.

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011.

(6)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on May 24, 2012.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012.

(8)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on August 5, 2013.

(9)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on October 1, 2013.

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on October 10, 2013.

(11)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on October 24, 2013.

(12)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on November 5, 2013.

(13)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on November 13, 2013.

(14)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on December 2, 2013.

(15)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on December 12, 2013.

(16)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on January 2, 2014.

(17)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on January 15, 2014.

(18)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on February 4, 2014.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K, filed with the SEC on March 31, 2014.

(20)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on April 4, 2014.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on July 3, 2014.

(22)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on September 10, 2014.

(23)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on October 2, 2014.

(24)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on January 6, 2015.

(25)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015.

(26)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed with the SEC on January 14, 2015 (File No. 333-201481).

(27)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed with the SEC on February 18, 2015.

* Denotes an executive compensation plan or agreement

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

