Form 10-K/A
period 2014-12-31
Chanticleer Holdings, Inc.
filed 2015-04-30
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2932652
(State of incorporation)	(I.R.S. Employer Identification No.)

7621 Little Avenue, Suite 414

Charlotte, NC 28226

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (704) 366-5122

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, $0.0001 par value

Common Stock Warrants, $5.00 exercise price

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Documents Incorporated by Reference

None.

i

EXPLANATORY NOTE

This Amendment No.1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2014 of Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is filed to provide the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. In its original Annual Report on Form 10-K for the year ended December 31, 2014, the Company incorporated by reference to its proxy statement for the 2015 Annual Meeting of Stockholders, pursuant to General Instruction G(3) to Form 10-K. However, the proxy statement for the 2015 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2014 fiscal year, so the Company is filing this Amendment pursuant to Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) to provide the information required by Part III of Form 10-K.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the filing of the Original 10-K. In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

Forward-Looking Statements

This Amendment contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Amendment are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Amendment and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	operating losses may continue for the foreseeable future; we may never be profitable;

●	inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	inherent risks associated with acquiring and starting new restaurant concepts and store locations:

●	general risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	intense competition in our industry and competition with national, regional chains and independent restaurant operators;

●	our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	we do not have full operational control over the businesses of our franchise partners or operations where we hold less 100% ownership;

●	failure to protect our intellectual property rights, including the brand image of our restaurants;

●	our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

●	increases in costs, including food, labor and energy prices;

●	our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	our food service business and the restaurant industry are subject to extensive government regulation;

●	we may be subject to significant foreign currency exchange controls in certain countries in which we operate;

●	inherent risk in foreign operations and currency fluctuations;

●	we may not attain our target development goals and aggressive development could cannibalize existing sales;

●	current conditions in the global financial markets and the distressed economy;

●	a decline in market share or failure to achieve growth;

●	unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	adverse effects on our operations resulting from certain geo-political or other events.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 15, 2015, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in our Annual Report on Form 10-K are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

PART III

ITEM 10. DIRECTORS, OFFICERS, AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by our directors and executive officers as of December 31, 2014, together with certain biographical information. There is no immediate family relationship between or among any of our directors and our executive officers, and the Company is not aware of any arrangement or understanding between any director or executive officer and any other person pursuant to which he was elected to his current position.

Each director and executive officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has five directors.

Name	Age	Position

Michael D. Pruitt	54	President, CEO and non-independent director

Eric S. Lederer	49	Chief Financial Officer

Rich Adams	53	President and Chief Operating Officer of American Roadside Burgers (“ARB”)

Michael Carroll	65	Independent director

Rusty Page	72	Independent director

Paul I. Moskowitz	58	Independent director

Keith Johnson	57	Independent director

Michael D. Pruitt

Michael Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments, in 1999. In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., which commenced operations in June 2005 with him as Chairman of the Board of Directors and President, roles he continues to serve today. In January 2011, Mr. Pruitt became a director of the board of Hooters of America, LLC. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the E. Craig Wall Sr. College of Business Administration, the Coastal Education Foundation Board, and the Athletic Committee of the Board of Trustees.

Eric S. Lederer

Eric Lederer joined Chanticleer Holdings in February 2011 and was appointed Chief Financial Officer in June 2012. Beginning in December 2005 and until he joined us, he served as Controller of PokerTek, Inc., which was acquired by Global Cash Access Holdings, Inc. (NYSE:GCA) in December 2014. He was the Controller of OneTravel Holdings, Inc., a holding company primarily involved in the travel industry and formerly listed on the AMEX. Prior to OneTravel, Mr. Lederer worked as the Controller in privately-held companies in the entertainment industry and at a New York City CPA firm. Mr. Lederer received his B.S. in Accounting from Lehigh University. Mr. Lederer is a member of our Disclosure Committee.

Rich Adams

Rich Adams began his more than 35 years of restaurant experience scrubbing sidewalks for Carl’s Jr Restaurants at the age of 16. He worked his way through the ranks at CKE Restaurants where he ultimately served as Regional Vice President. After 21 years with CKE, Rich moved to Louisiana where he became the Area Vice President for a Burger King Franchisee and led 100 restaurants. Mr. Adams joined Bojangles’ Restaurants in Charlotte, North Carolina and served for 10 years in different capacities, including Director of Training, and Vice President of Franchise Operations. In his five years as Bojangles’ Regional Vice President of Company Operations he led the company’s core market in Charlotte. Mr. Adams joined the Company’s subsidiary, American Roadside Burgers, in November of 2013 as the President and Chief Operating Officer, and he continues to serve in these roles.

Michael Carroll

Michael Carroll owns and operates a sales and training consulting firm based in Richmond, Virginia. Mr. Carroll also served as a director for OneTravel Holdings, Inc., formerly RCG Companies Incorporated, from January of 2004 until February 2005. He previously spent 22 years in the distribution business, 19 of which were in computer products distribution. He holds a Bachelor’s Degree in Business Management from The College of William & Mary in Williamsburg, Virginia, and a Master’s Degree in Business Administration from Virginia Commonwealth University. Mr. Carroll has served on our Board of Directors since June 2005 and currently is a member of our Audit and Compensation committees. Mr. Carroll was asked to serve as a director based in part on his significant experience in the distribution business, as well as his general proven success in business.

Russell (“Rusty”) Page

Rusty Page is a 35-year investor relations executive and is currently the founder and principal of Rusty Page & Company, a unique equity marketing and investor relations consulting firm. He sat on the Board of Directors of The Diamond Hill Financial Trends Fund until 2013. Mr. Page previously served as Senior Managing Director of The NASDAQ Stock Market, as well as Senior Vice President and Equity Marketing Executive for NationsBank Corporation, the predecessor of Bank of America. Mr. Page has served on our Board of Directors since January 2013 and currently is a member of our Audit Committee. Mr. Page was asked to serve as a director based in part on his significant investor relations knowledge, board membership experience, and familiarity with The NASDAQ Stock Market.

Paul I. Moskowitz

Paul Moskowitz is a Phi Beta Kappa of Vassar College and Cardozo Law School. Mr. Moskowitz was a co-founder and partner of Jacobs and Moskowitz, a New York law firm specializing in corporate and real estate law. He became affiliated with The World Travel Specialist Group/The Lawyers’ Travel Service (“WTSG/LTS”) in 1988 and served as corporate counsel, representing the travel agency network in legal, real estate, and other business activities. In 1989, he joined WTSG/LTS full time as President and Chief Operating Officer until March 2003, with his primary responsibilities including day-to-day operations which encompassed WTSG/LTS’ airline relationships and sales and marketing. Mr. Moskowitz led the growth of WTSG/LTS to one of the top 20 U.S. travel management firms with more than 90 offices throughout the U.S. Mr. Moskowitz is currently engaged as a consultant for another travel organization. Mr. Moskowitz has served on our Board of Directors since April 2007 and currently is a member of our Compensation and Disclosure Committees. Mr. Moskowitz was asked to serve as a director based in part on his significant legal experience and general proven success in business.

Keith Johnson

Keith Johnson is the Chief Financial Officer of Watertech Equipment & Sales. He served as the Manager of Business Development for Hudson Technologies from November 2012 through September 2013. From August 2010 through November 2012, Mr. Johnson was President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc. He was the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina, since 2004. Mr. Johnson has a BS in accounting from Fairfield University in Fairfield, Connecticut. Mr. Johnson has served on our Board of Directors since April 2007 and currently is the chair of our Audit Committee and a member of our Compensation Committee. Mr. Johnson was asked to serve as director based in part on his financial expertise and general proven success in business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10 percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of copies of the reports filed with the SEC since January 1, 2014 and on representations by certain officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the reports required to be filed on a timely basis, with the following exceptions: December 31, 2014 grants of stock to each of Messrs. Carroll, Johnson, Moskowitz, and Page have not been reported; Rich Adams has not filed a Form 3; a grant of 14,451 shares of common stock to Rich Adams on December 31, 2014 has not been reported; a grant of 44,000 warrants to Rich Adams on October 28, 2013 has not been reported; a purchase of 8,000 shares of common stock by Rich Adams in fiscal year ended December 31, 2013 has not been reported; Paul Moskowitz has not filed a Form 3; a grant of 1,000 shares of common stock to Paul Moskowitz in fiscal year ended December 31, 2007 has not been reported; grants totaling 3,100 shares of common stock to Paul Moskowitz in fiscal year ended December 31, 2011 have not been reported; a purchase of 5,000 shares of common stock by Paul Moskowitz in fiscal year ended December 31, 2014 has not been reported; a grant of 6,200 warrants to Paul Moskowitz in fiscal year ended December 31, 2013 has not been reported; a grant of 8,333 shares of common stock to Keith Johnson in fiscal year ended December 31, 2014 has not been reported; a grant of 1,000 shares of common stock to Keith Johnson in fiscal year ended December 31, 2011 has not been reported; a grant of 2,000 warrants to Keith Johnson in fiscal year ended December 31, 2013 has not been reported; grants totaling 5,500 shares of common stock to Mike Carroll in fiscal year ended December 31, 2011 have not been reported; a purchase of 1,000 shares of common stock by Mike Carroll in fiscal year ended December 31, 2014 has not been reported; a grant of 11,000 warrants to Mike Carroll in fiscal year ended December 31, 2013 has not been reported; a grant of 1,000 shares of common stock to Rusty Page in fiscal year ended December 31, 2013 has not been reported; a grant of 2,000 warrants to Rusty Page in fiscal year ended December 31, 2013 has not been reported; and a purchase of 435 shares of common stock by Darren Smith on December 24, 2014 was reported late. The officers and directors of the Company plan to file the required Forms 3 and 4 with the SEC as soon as reasonably practicable.

CODE OF ETHICS

The Board of Directors of the Company (the “Board”) adopted a Code of Ethics, which was effective May 23, 2005, for all officers or persons performing similar functions. A copy of this document is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

Audit Committee

We have a separately designated standing audit committee, established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Johnson, Chair; Mr. Page; and Mr. Carroll. The Board designates which directors will serve as the members of the audit committee. The Board has determined that Keith Johnson meets the requirements of an audit committee financial expert, and he serves as Chairman of the Audit Committee. All members are independent pursuant to applicable SEC rules and regulations and NASDAQ listing standards. The Audit Committee is governed by a written charter approved by the Board, which is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

ITEM 11. EXECUTIVE COMPENSATION SUMMARY

The Compensation Committee of the Board deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

a. Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and the next most highly paid executive officer whose compensation exceeded $100,000 (together, the “Named Executive Officers”) for the years ended December 31, 2014 and 2013.

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
Michael D. Pruitt	2014	$242,000	$-	$-	$242,000
President and Chief Executive Officer	2013	$240,000	$-	$-	$240,000

Rich Adams (1)	2014	$200,000	$25,000	$25,000	$250,000
President and Chief Operating Officer of ARB

(1)	Mr. Adams joined the Company on October 28, 2013. His 2014 bonus was paid as 14,451 shares of our common stock, issued December 31, 2014, and $25,000 in cash, paid in 12 equal payments of $2,083 each between January 1, 2015 and March 31, 2015.

b. Compensation of Directors

The following table reflects compensation earned for services performed in 2014 by members of our Board who were not Company employees. A director who is a Company employee, such as Mr. Pruitt, does not receive any compensation for service as a director. The compensation received by Mr. Pruitt as an employee of the Company is shown above in the Summary Compensation Table.

Director Compensation for Fiscal Year Ended December 31, 2014

Name	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Michael Carroll	$-	$17,300	$-	$17,300

Russell J. Page	$-	$11,534	$-	$11,534

Paul I. Moskowitz	$-	$17,300	$-	$17,300

Keith Johnson (1)	$7,500	$31,716	$-	$39,216

(1)	The Company paid Mr. Johnson $7,500 and issued 8,333 shares of our common stock to him as compensation his efforts in closing an acquisition in 2014.

We reimburse all directors for expenses incurred in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of April 20, 2015 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Chanticleer Holdings, Inc., 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or other convertible securities held by such persons that are exercisable within 60 days of April 20, 2015, but excludes shares of common stock underlying options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of April 20, 2015, was 12,306,230. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Larry Spitcaufsky (1)	1,067,216	8.67%
Siskey Capital, LLC and affiliates (2)	1,004,033	8.16%
Sandor Capital Master Fund LP and affiliates (3)	797,808	6.48%
Michael D. Pruitt (4)	590,041	4.79%
Rich Adams (5)	66,451	*
Michael Carroll (6)	27,500	*
Paul I. Moskowitz (6)	24,300	*
Keith Johnson (6)	21,333	*
Russel (“Rusty”) Page (6)	9,667	*
Eric S. Lederer	375	*

Officers and directors as Group (7 persons)	739,717	6.01%

* less than 1%

(1)	This amount is based solely on a Schedule 13G filed with the SEC on February 10, 2014 on behalf of Larry Spitcaufsky, Hooters of Washington, LLC, and Hooters of Oregon Partners, LLC. Mr. Spitcaufsky is the manager of Washington, LLC, and Hooters of Oregon Partners, LLC, and, as a result, Mr. Spitcaufsky has shared voting and dispositive power with respect to all of the securities reported with Washington, LLC, and Hooters of Oregon Partners, LLC. This amount reflects beneficial ownership of warrants to purchase 386,944 shares of common stock but does not reflect beneficial ownership of warrants to purchase 292,638 shares of common stock. All warrants are currently exercisable, but a contractual provision prohibits Mr. Spitcaufsky, Hooters of Washington, LLC, and Hooters of Oregon Partners, LLC from exercising any warrants if such exercise would result in the reporting persons beneficially owning more than 19.9% of the outstanding common stock measured as of January 31, 2014.

(2)	This amount is based solely on a Schedule 13G/A filed with the SEC on March 10, 2015. Siskey Capital, LLC shares voting power and dispositive power with respect to 33,600 shares; Siskey Opportunity Fund, LLC shares voting power and dispositive power with respect to 85,771 shares; Siskey Capital Opportunity Fund II, LLC shares voting power and dispositive power with respect to 382,412 shares; and Richard C. Siskey and Martin A. Sumichrast share voting power and dispositive power with respect to 501,783 shares. Additionally, Siskey Capital, LLC holds a warrant to purchase 120,911 shares; Siskey Opportunity Fund, LLC holds warrants to purchase 85,771 shares; and Siskey Capital Opportunity Fund II, LLC holds a warrant to purchase 295,568 shares, which warrants may be exercised upon 61 days’ notice to the Company and are subject to a 9.99% beneficial ownership limit. The address for these parties is 4521 Sharon Road, Suite 420, Charlotte, North Carolina 28211.

(3)	Sandor Capital Master Fund LP is the record holder of 409,619 shares of common stock, $2.00 warrants exercisable for 174,772 shares of common stock, and $5.00 warrants exercisable for 85,075 shares of common stock. Sandor Advisors, LLC is the General Partner of Sandor Capital. John S. Lemak is the Manager of Sandor Advisors and is the record holder of 61,730 shares of common stock, 24,830 Class A Warrants, and 24,830 Class B Warrants. Sandor Capital, Sandor Advisors, and Mr. Lemak have shared voting power and shared dispositive power with respect to all shares except that Mr. Lemak has sole voting power and sole dispositive power with respect to the 61,730 shares held directly in his name. The address for these parties is 2828 Routh Street, Suite 500, Dallas, Texas, 75201. This information is based solely on a Schedule 13G/A filed with the SEC on February 17, 2015.

(4)	Michael D. Pruitt directly holds 169,125 shares of common stock, HOTR Warrants exercisable for 1,500 shares of common stock, Class A Warrants exercisable for 168,000 shares of common stock, and 168,000 Class B Warrants exercisable for shares of common stock. Additionally, Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt, holds 35,410 shares of common stock, Class A Warrants exercisable for 23,940 shares of common stock, and 23,940 Class B Warrants exercisable for shares of common stock.

(5)	Rich Adams directly holds 22,451 shares of common stock and HOTR Warrants exercisable for 44,000 shares of common stock.

(6)	Includes Class A and Class B warrants as follows:

	Shares Owned	Class A Warrants	Class B Warrants	Total
Michael Carroll	16,500	5,500	5,500	27,500
Rusty Page	7,667	1,000	1,000	9,667
Paul I. Moskowitz	18,100	3,100	3,100	24,300
Keith Johnson	19,333	1,000	1,000	21,333

Equity Compensation Plan Information

The following table provides information with respect to securities authorized for issuance under all of the Company’s equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	-	-	4,000,000	(1)

Equity compensation plan not approved by security holders	-	-	-

(1)	Includes 4,000,000 shares available for issuance under the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan, which was approved by our stockholders on January 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review and Approval of Related Person Transactions

As required under the Audit Committee Charter, our Audit Committee is responsible for reviewing and approving all related party transactions for potential conflict of interest situations. A related party transaction refers to a transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC.

In evaluating a related person transaction, the Audit Committee considers all factors it deems appropriate, including, without limitation, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction, and whether products or services of a similar nature, quantity, or quality are readily available from alternative sources.

Related Person Transactions

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2014 and 2013 are as follows:

	2014	2013

Hoot SA I, LLC	$12,196	$12,191
Hooters Australia Partner	1,087,451	-
Chanticleer Investors, LLC	199,436	-
	$1,299,083	$12,191

At December 31, 2014, the Company has an outstanding loan payable to its Australian partner of $1,087,457 in connection with Surfers Paradise and Townsville construction costs.

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at December 31, 2014 and 2013 is as follows:

	2014	2013

Chanticleer Dividend Fund, Inc.	$-	$69,281
Chanticleer Investors, LLC	-	1,207
Hoot SA II, III, IV LLC	46,015	45,817
	$46,015	$116,305

Management income from affiliates

Chanticleer Dividend Fund, Inc. (“CDF”)

On November 10, 2010, the Company formed CDF under the general corporation laws of the State of Maryland. CDF filed a registration statement under Form N-2 to register as a non-diversified, closed-end investment company in January 2011. During 2014, management reviewed the operations of CDF. CDF intends to dissolve the entity in 2015. In 2014, the Company wrote off its related party balance of $69,281.

Avenel Financial Group, Inc.

Avenel Financial Group, Inc. is a company owned by Mr. Pruitt. Advances previously made to the Company were repaid during 2011. Avenel Financial Group, Inc. invested as a limited partner in the South African Hooters locations. Avenel Financial Group, Inc. invested $14,000, $12,500, and $25,000 in the Durban, Johannesburg, and Cape Town locations, respectively, and is entitled to receive approximately 2.0%, 1.5%, and 2.9%, respectively, of the net profits after taxation of each of the locations until payout. As of December 31, 2014, Avenel Financial Group, Inc. has received an aggregate of $6,441 in net profits after taxation and $49,816 in return of investment under the same terms as the other limited partners.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Michael Carroll, Rusty Page, Paul Moskowitz and Keith Johnson are “independent directors” as defined under the rules of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2014 and 2013, Marcum LLP billed the Company for services rendered as the Company’s independent registered principal accounting firm.

The Company paid the following fees to Marcum LLP for fiscal years 2014 and 2013:

	2014	2013
Audit Fees (1)	$284,000	$287,800
Audit-Related Fees (2)	80,500	4,500
Tax Fees (3)	-	-
All Other Fees (4)	20,000	4,200
Total	$384,500	$296,500

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit Related Fees. This category pertains to fees for assurance and related professional services associated with due diligence related to acquisitions.

(3)	Tax Fees. There were no fees for tax services

(4)	Other fees. This category includes other fees for services not included above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 30, 2015	Chairman, President and Chief Executive Officer	/s/ Michael D. Pruitt
Michael D. Pruitt

April 30, 2015	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

April 30, 2015	Director	/s/ Michael Carroll
Michael Carroll

April 30, 2015	Director	/s/ Russell J. Page
Russell J. Page

April 30, 2015	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

April 30, 2015	Director	/s/ Keith Johnson
Keith Johnson

EXHIBIT INDEX

Exhibit	Description
31.1*	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

