Form 10-Q
period 2015-03-31
Chanticleer Holdings, Inc.
filed 2015-05-20
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015

Commission File Number: 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 12, 2015 was 12,321,330 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	December, 31, 2014
ASSETS
Current assets:
Cash	$3,324,569	$245,828
Accounts and other receivables	309,062	313,509
Inventories	607,317	532,803
Due from related parties	45,615	46,015
Prepaid expenses and other current assets	463,575	330,745
TOTAL CURRENT ASSETS	4,750,138	1,468,900
Property and equipment, net	14,993,351	13,315,409
Goodwill	15,445,739	15,617,308
Intangible assets, net	6,096,665	3,396,503
Investments at fair value	35,362	35,362
Other investments	1,550,000	1,550,000
Deposits and other assets	486,736	408,492
TOTAL ASSETS	$43,357,991	$35,791,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	997,370	$1,813,647
Current maturities of convertible notes payable, net of debt discount of $803,846 and $63,730, respectively	196,154	436,270
Derivative liability	2,080,047	1,945,200
Accounts payable and accrued expenses	6,424,712	5,580,131
Current maturities of capital leases payable	54,946	42,032
Deferred rent	320,043	118,986
Due to related parties	818,854	1,299,083
Deferred revenue	48,140	-
Liabilities of discontinued operations	179,186	177,393
TOTAL CURRENT LIABILITIES	11,119,452	11,412,742
Convertible notes payable, net of debt discount of $2,239,580 and $1,872,587, respectively	2,010,420	1,477,413
Capital leases payable, less current maturities	55,449	36,628
Deferred rent	2,206,681	2,196,523
Deferred tax liabilities	652,552	686,884
Long-term debt, less current maturities, net of debt discount of $300,766 and$ 343,733, respectively	5,654,506	5,009,283
TOTAL LIABILITIES	21,699,060	20,819,473
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock: no par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 12,306,230 and 7,249,442 shares at March 31, 2015 and December 31, 2014, respectively	1,231	725
Additional paid in capital	42,983,138	32,601,400
Accumulated other comprehensive loss	(2,943,936)	(1,657,908)
Non-controlling interest	4,762,686	4,904,471
Accumulated deficit	(23,144,188)	(20,876,187)
TOTAL STOCKHOLDERS' EQUITY	21,658,931	14,972,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,357,991	$35,791,974

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Restaurant sales, net	$8,421,842	$5,268,468
Gaming income, net	132,027	55,511
Management fee income - non-affiliates	101,221	25,000
Franchise income	16,059	-
Total revenue	8,671,149	5,348,979
Expenses:
Restaurant cost of sales	2,961,658	1,876,926
Restaurant operating expenses	5,068,139	3,103,526
Restaurant pre-opening expenses	206,747	-
General and administrative expenses	1,898,353	1,608,583
Depreciation and amortization	438,637	344,611
Total expenses	10,573,534	6,933,646
Loss from operations	(1,902,385)	(1,584,667)
Other (expense) income
Interest expense	(704,852)	(336,830)
Change in fair value of derivative liabilities	338,053	432,100
Loss on extinguishment of debt	(170,089)	-
Realized gains on securities	-	97,345
Equity in losses of investments	-	(40,694)
Other (expense) income	(1,533)	3,336
Total other (expense) income	(538,421)	155,257
Loss from continuing operations before income taxes	(2,440,806)	(1,429,410)
Income tax benefit	(32,920)	(8,888)
Loss from continuing operations	(2,407,886)	(1,420,522)
Loss from discontinued operations, net of taxes	(1,899)	(32,674)
Consolidated net loss	(2,409,785)	(1,453,196)
Less: Net loss attributable to non-controlling interest	141,784	2,886
Net loss attributable to Chanticleer Holdings, Inc.	$(2,268,001)	$(1,450,310)
		-
Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(2,266,102)	$(1,417,636)
Loss from discontinued operations	(1,899)	(32,674)
Net loss attributable to Chanticleer Holdings, Inc.	$(2,268,001)	$(1,450,310)

Other comprehensive loss:
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	$-	$(11,718)
Foreign currency translation (loss) gain	(1,286,028)	35,746
Other comprehensive loss	$(3,554,029)	$(1,426,282)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common shareholders, basic and diluted	$(0.27)	$(0.24)
Discontinued operations attributable to common shareholders, basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	8,249,453	5,974,495

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(2,409,785)	$(1,453,196)
Less net loss attributable to non-controlling interest	141,784	2,886
Net loss attributable to Chanticleer Holdings, Inc.	(2,268,001)	(1,450,310)
Net loss from discontinued operations	1,899	32,674
Net loss from continuing operations	(2,266,102)	(1,417,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438,637	344,611
Equity in losses of investments	-	40,694
Common stock issued for services	83,725	228,857
Amortization of debt discount	474,874	259,442
Amortization of warrants	22,375	22,375
Change in fair value of derivative liabilities	(338,053)	(432,100)
Change in operating assets and liabilities
Decrease in amounts payable to affiliate	(479,830)	-
Decrease in accounts and other receivables	19,743	57,775
(Increase) decrease in prepaid expenses and other assets	(85,204)	9,293
Decrease in inventory	41,790	85,879
Increase in accounts payable and accrued expenses	635,776	49,788
Decrease (increase) in deferred rent	(78,785)	1,688
Decrease in deferred income taxes	(32,920)	(26,550)
Net cash used in operating activities from continuing operations	(1,563,974)	(775,884)
Net cash used in operating activities from discontinued operations	(4,500)	(73,621)
Net cash used in operating activities	(1,568,474)	(849,505)

Cash flows from investing activities:
Purchase of property and equipment	(262,764)	(67,702)
Cash paid for acquisitions, net of cash acquired	(4,222,929)	23,910
Purchase of investments	-	(100,000)
Net cash used in investing activities from continuing operations	(4,485,693)	(143,792)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	7,062,715	29,250
Loan proceeds	2,204,369	993,088
Loan repayments	(137,079)	(72,328)
Capital lease payments	(14,271)	-
Net cash provided by financing activities from continuing operations	9,115,733	950,010
Effect of exchange rate changes on cash	17,174	35,746
Net increase (decrease) in cash	3,078,741	(7,541)
Cash, beginning of period	245,828	442,694
Cash, end of period	$3,324,569	$435,153

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$315,476	$30,038
Income taxes	$-	$1,776

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$50,087	$-
Issuance of stock in connection with business combinations	$1,000,000	$-
Debt discount for fair value of warrants and conversion feature issued in connection with debt	$1,233,908	$-
Reclassification of derivative liability to equity	$306,000	$-
Convertible debt settled through issuance of common stock	$507,428	$-
Long-term debt settled through issuance of common stock	$100,000	$-

Purchases of businesses:
Current assets excluding cash	$200,549	$201,895
Property and equipment	2,154,023	3,122,493
Goodwill	426,038	2,671,649
Trade name/trademarks/franchise fees	2,750,000	60,937
Deposits and other assets	56,921	25,468
Liabilities assumed	(364,602)	(1,128,046)
Common stock issued	(1,000,000)	(4,978,306)
Cash paid	(4,233,929)	-
Cash received in excess of cash paid in acquisition	$11,000	$23,910

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Organization

Chanticleer Holdings, Inc. (the “Company”) is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with and changed its name to Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Name	Jurisdiction of Incorporation
Chanticleer Advisors, LLC	Nevada, U.S.A.	Chanticleer Investment Partners, LLC	North Carolina, USA
Avenel Ventures, LLC	Nevada, U.S.A.	JF Restaurants, LLC	North Carolina, USA
Avenel Financial Services, LLC	Nevada, USA	JF Franchising Systems, L.L.C.	North Carolina, USA
Crown Restaurants Kft.	Hungary	American Burger Morehead, LLC	North Carolina, USA
Chanticleer Holdings Limited	Jersey	Dallas Spoon, LLC	Texas, USA
DineOut SA Ltd.	England	Dallas Spoon Beverage, LLC	Texas, USA
Chanticleer Holdings Australia Pty, Ltd.	Australia	Tacoma Wings, LLC	Washington, USA
Hooters Umhlanga (Pty.) Ltd.	South Africa	Oregon Owl’s Nest, LLC	Oregon, USA
Tundraspex (Pty.) Ltd.	South Africa	Jantzen Beach Wings, LLC	Oregon, U.S.A.
Hooters CapeTown (Pty.) Ltd.	South Africa	Chanticleer Holdings Australia Pty, Ltd.	Australia
Hooters Emperors Palace (Pty.) Ltd.	South Africa	Hoot Surfers Paradise Pty. Ltd.	Australia
Chanticleer South Africa (Pty) Ltd.	South Africa	Hoot Townsville Pty. Ltd	Australia
Hooters SA (Pty) Ltd	South Africa	Hoot Parramatta Pty Ltd	Australia
Pulse Time (Pty) Ltd	South Africa	Hoot Australia Pty Ltd	Australia
Hooters Ruimsig (Pty) Ltd.	South Africa	Hoot Penrith Pty Ltd	Australia
American Roadside Burgers, Inc.	Delaware, U.S.A.	TMIX Management Australia Pty Ltd.	Australia
West End Wings LTD	United Kingdom	BGR Acquisition, LLC	North Carolina, USA

All significant inter-company balances and transactions have been eliminated in consolidation.

The Company operates on a calendar year-end. The accounts of two subsidiaries, Just Fresh and Hooters Nottingham (“WEW”), are consolidated based on either a 52- or 53-week period ending on the Sunday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar quarter end and the Company’s two subsidiaries quarter ends that materially affected the company’s financial position, results of operations, or cash flows.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 15, 2015 and amended on April 30, 2015. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our cash balance was $3,324,569. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for 2015 contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts, as well as growing through the acquisition of additional restaurant businesses to expand our market scale. We completed a rights offering in March 2015 raising gross proceeds of approximately $7.8 million and issued convertible debt transaction for another $2.2 million to fund the acquisition of The Burger Joint and for general corporate purposes. We are also in negotiations to extend and increase our $500,000 line of credit, extend payment terms on our $5 million note to defer principal payments until 2016, and are in discussions with certain investors to raise additional capital.

As we execute our growth plans throughout the balance of 2015, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans through December 31, 2015. We may raise additional capital from the issuance of new debt and equity during 2015 to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our organic growth plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company is now engaged in franchising operations as a result of its acquisition of BGR: The Burger Joint (“BGR”) in March 2015. Accordingly, the Company’s policy regarding revenue recognition has been expanded to address revenue recognition for franchise operations.

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

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales, value added (“VAT”) and goods and services tax (“GST”) collected from customers and remitted to governmental authorities are presented on a net basis within sales in our consolidated statements of operations. Cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Management Fee Income

The Company receives revenue from management fees from certain non-affiliated companies, including Hooters of America.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. The Company also receives gaming revenue from gaming machines located in Sydney, Australia, which continues until the $5 million of debt assumed connection with the acquisition of the Hooters franchise stores in Australia is repaid. After that debt has been repaid, our participation in the gaming revenue at the Sydney location will decrease from 100% to 60%. Revenue is recognized as earned from gaming activities, net of taxes and other government fees.

Franchise Income

The Company accounts for initial franchisee fees in accordance with FASB ASC 952, Franchisors. The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. Franchise license fees are deferred when received and recognized as revenue when the Company has performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. Continuing fees, which are based upon a percentage of franchisee and licensee sales are recognized on the accrual basis as those sales occur.

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

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt with warrants for which total proceeds were allocated to individual instruments based on the relative fair value of the each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the three months ended March 31, 2015 and 2014 amortization of debt discount was $474,874 and $259,442, respectively.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to US dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency translation adjustments were $(1,286,028) and $35,746 for the three months ended March 31, 2015 and 2014, respectively. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for each of its foreign operations.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of March 31, 2015 and December 31, 2014 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	March 31, 2015	December 31, 2014
Warrants	9,470,304	8,715,804
Convertible notes payable	2,482,471	2,626,900
Convertible interest	34,809	42,306
Total	11,987,584	11,385,010

CONCENTRATION OF CREDIT RISK

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Australia, South Africa, Hungary or United Kingdom bank accounts. There was a $136,033 and $122,633 aggregate uninsured cash balances at March 31, 2015 and December 31, 2014, respectively.

SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from April 1, 2015 through the date these condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recent Accounting Pronouncements

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At May 15, 2015, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACQUISITIONS

The Company completed the acquisition of BGR: The Burger Joint effective March 15, 2015. As of March, 31, 2015, the Company allocated the purchase price as of the date of acquisition based on fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price consisting of $4,000,000 in cash and 500,000 shares of the Company’s common stock, and a contractual working capital adjustment of $233,929.

The company acquired BGR for its current and future franchisee business, experienced management team, markets for company-owned stores, and award winning burgers.

The Company’s acquisitions were accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the condensed consolidated statements of operations and comprehensive loss include the results of these operations from the dates of acquisition. The assets acquired and the liabilities assumed were recorded at fair values based on information currently available and based on certain assumptions as to future operations as follows:

2015 Acquisition
BGR:
The Burger Joint
Consideration paid:
Common stock	$1,000,000
Cash	4,233,929
Total consideration paid	5,233,929

Property and equipment	2,154,023
Goodwill	426,038
Trademark/trade name/franchise fee	2,750,000
Inventory, deposits and other assets	257,470
Total assets acquired, less cash	5,587,531
Liabilities assumed	(364,602)
Common stock and warrants issued	(1,000,000)
Cash paid	(4,233,929)
Cash received in excess of cash paid	$11,000

	2014 Acquisitions
	Hooters		Hooters Australia		The
	Pacific NW	Spoon	April 1, 2014	July 1, 2014	Burger Co.	Total
Consideration paid:
Common stock	$2,891,156	$828,750	$-	$-	$300,000	$4,019,906
Warrants	978,000	280,400	-	123,333	-	1,381,733
Assumption of debt	-	-	-	5,000,000	-	5,000,000
Cash	-	-	100,000	-	250,000	350,000
Total consideration paid	3,869,156	1,109,150	100,000	5,123,333	550,000	10,751,639

Current assets, excluding cash	112,078	89,817	377,296	47,777	9,926	636,894
Property and equipment	2,731,031	391,462	2,934,307	1,603,557	284,795	7,945,152
Goodwill	1,951,909	698,583	-	8,487,138	256,379	11,394,009
Trademark/trade name/franchise fee	60,937	-	277,867	220,500	-	559,304
Deposits and other assets	20,275	5,193	90,371	20,186	-	136,025
Total assets acquired, less cash	4,876,230	1,185,055	3,679,841	10,379,158	551,100	20,671,384
Liabilities assumed	(1,009,348)	(97,541)	(1,560,710)	(1,496,536)	(1,100)	(4,165,235)
Deferred tax liabilities	-	-			-	-
Non-controlling interest	-	-	(993,999)	(3,759,289)	-	(4,753,288)
Chanticleer equity	-	-	(1,028,749)	-	-	(1,028,749)
Common stock and warrants issued	(3,869,156)	(1,109,150)	-	(123,333)	(300,000)	(5,401,639)
Assumption of debt	-	-	-	(5,000,000)	-	(5,000,000)
Cash paid	-	-	(100,000)	-	(250,000)	(350,000)
Cash received in excess of cash paid	$2,274	$21,636	$3,617	$-	$-	$27,527

Unaudited pro forma results of operations for the three month periods ended March 31, 2015 and 2014, as if the Company had acquired majority ownership of all operations acquired during 2014 and 2015 on January 1, 2014 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

The following table includes information for the three months ended March 31, 2015 and 2014 for the Company’s 2014 and 2015 acquisitions.

	Three Months Ended March 31,
	2015	2014

Total revenues	$10,442,476	$10,735,901
Loss from continuing operations	(2,533,885)	(1,186,466)
Loss from discountinued operations	(1,899)	(32,674)
Loss attributable to non-controlling interest	139,806	(3,801)
Net loss	$(2,394,079)	$(1,190,267)
Net loss per share, basic and diluted	$(0.31)	$(0.20)
Net loss per share,discontinued operations	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	8,249,453	5,974,495

4.	DISCONTINUED OPERATIONS

On December 31, 2014, management concluded it was in the best interest of the Company to exit the Spoon business, whereby the Company executed an Asset Purchase Agreement to sell the assets of Spoon Bar & Kitchen back to the original owner. In connection with the sale of Spoon, the Company reacquired 185,000 Stock Units that had been issued at acquisition in exchange for the asset transferred pursuant to the Asset Purchase Agreement. The stock was valued at $446,050 and the net assets were valued at $1,109,062, resulting in a loss of $683,012 in December 2014.

The results of operations and related non-recurring costs associated with Spoon have been presented as discontinued operations. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.

The operating results from the discontinued operations for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended
	March 31, 2015	March 31, 2014

Total revenue	$-	$278,469

Total operating expenses	1,899	311,143

Net loss from discontinued operations	$(1,899)	$(32,674)

As of March 31, 2015 and December 31, 2014, liabilities from discontinued operations totaled $179,168 and $177,393, respectively. The Company did not retain any assets related to the discontinued operation.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014
Leasehold improvements	$11,362,052	$9,940,517
Restaurant furniture and equipment	8,199,525	7,827,925
Construction in progress	750,393	727,934
Office and computer equipment	92,444	51,746
Land and buildings	432,866	437,223
Office furniture and fixtures	59,361	60,302
	20,896,641	19,045,647
Accumulated depreciation and amortization	(5,903,290)	(5,730,238)
	$14,993,351	$13,315,409

Restaurant furnishings and equipment includes assets under capital leases from our South African restaurants $206,961 and $263,392, net book value of 99,912 and $158,446 as of March 31, 2015 and December 31, 2014, respectively. Depreciation and amortization expense $21,480 and $21,250 for capital lease assets for the three months ended March 31, 2015 and 2014, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	March 31, 2015	December 31, 2014
South Africa	$263,149	$273,737
ABC	2,806,990	2,806,990
WEW	2,738,909	2,868,192
Just Fresh	425,151	425,151
Australia	6,833,593	7,291,329
Hooters Pacific NW	1,951,909	1,951,909
BGR	426,038	-
Total	$15,445,739	$15,617,308

The changes in the carrying amount of goodwill are summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Beginning Balance	$15,617,308	$6,496,756
Acquisitions	426,038	2,671,649
Foreign currency translation	(597,608)	-
Ending Balance	$15,445,739	$9,168,405

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

Intagible assets	March 31, 2015	December 31, 2014
Franchise fees:
South Africa	$354,731	$290,986
Europe	89,152	106,506
Australia	355,911	383,529
Hootres Pacific NW	90,000	90,000
BGR	1,320,000	-
Brazil *	135,000	135,000
	2,344,794	1,006,021

Trademark, Tradenames:
Just Fresh	1,010,000	1,010,000
American Roadside Burger	1,783,954	1,783,954
BGR	1,430,000	-
	4,223,954	2,793,954
Total Intangibles at cost	6,568,748	3,799,975
Accumulated amortization	(472,083)	(403,472)
Intangible assets, net	$6,096,665	$3,396,503

* Amortization of the Brazil franchise cost will begin with the opening of a restaurant in that market.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

		March 31, 2015	December 31, 2014
Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime plus 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(a)	$165,861	$176,731

Line of credit to a bank, expired May 10, 2015, interest rate of Wall Street Journal Prime (3.25% as of March 31, 2015) plus 1%, floor rate of 5% Renewal in process.	(b)	500,000	500,000

Note payable to a bank due interest only at a 5% rate, balloon principal payment due June 10, 2019 collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(c)	500,000	500,000

Loan agreement March an outside company on December 13, 2013, interest at 1% per month, paid in full in 2015	(d)	-	100,000

Loan agreement with an outside company on June 20, 2014, interest at 8% annual rate, paid in full in 2015	(e)	-	100,000

Mortage loan dated April 2014, interest at South African prime rate + 2.6% (11.85% as of March 31, 2015); due July 31, 2024; secured by a bond on all assets at our Port Elizabeth, South Africa location and partially guaranteed by our CEO and South African COO	(f)	278,806	294,362

Loan agreement with an outside company on July 1, 2014, interest at 12% annual rate, secured by certain secured assets and gaming revenue of the Australian entities, net of discount of $300,766 and $343,733, respectively; matures January 31, 2017	(g)	4,699,234	4,656,267

Bank overdraft facilities; unsecured; maximum facilities $260,000; interest rate 11% at March 31, 2015, with annual renewal each December	(h)	198,846	151,868

Term facility with monthly payments of 45,288 Rand, including interest at South African Prime + 1.0% (10.25% as of March 31, 2015), due June 14, 2016	(i)	51,968	64,309

Term facility with monthly payments of 44,727 Rand including interest at South African Prime + 3.0% (12.25% as of March 31, 2015); due November 15, 2019.	(j)	157,221	170,053

Term facility with monthly payments of 33,750 Rand, including interest at South African Prime + 3 0% (12.25% as of March 31, 2015); due December 1, 2018	(k)	99,940	109,340

Total long-term debt		6,651,876	6,822,930
Current portion of long- term debt		997,370	1,813,647
Long-term debt, less current portion		$5,654,506	$5,009,283

(a) and (b) On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”) which provides for a $500,000 revolving credit facility with a one-year term from the closing date. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility (b) expired on May 10, 2015. The Company is currently in negotiations to extend the maturity date of the credit facility. Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (3.25% as of March 31, 2015) plus 1.00%. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

(c) During February 2014, the Company secured a note with Paragon for $500,000 due on June 10, 2019. The note bears interest at a 5% annual rate, interest only monthly payments until the maturity date.

(d) On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000, originally due on February 23, 2014. Interest is compounded monthly at a rate of 1%. As of February 23, 2014, the Company was not in compliance with the terms of this note due to non-payment of principal and interest. On March 21 and August 20, 2014, the Company paid the note holder $25,000 each of principal and accrued interest. In March 2015, the Company repaid the loan in full.

(e) On June 20, 2014, the Company entered into a loan agreement with an outside company for $100,000, originally due on July 11, 2014. In March 2015, the Company issued 100,000 shares of its common stock to repay the loan, accrued interest and penalties in full. The Company recognized a loss on extinguishment of debt of $45,000, representing the difference between the fair value of the shares issued and the carrying value of the outstanding debt and accrued interest.

(f) In April 2014, our South African subsidiary entered into a mortgage note with a South African bank for the purchase of the building in Port Elizabeth for our Hooters location. The 10-year note is for $278,806 with an annual interest rate of 2.6% above the South African prime rate (prime currently 9.25%). Monthly principal and interest payments of approximately $4,600 commenced in August, 2014. The mortgage note is personally guaranteed by our CEO and South African COO and secured by the assets of the Port Elizabeth building.

(g) On July 1, 2014, pursuant to Purchase Agreements executed on June 30, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”), which own, operate, and manage Hooters restaurant locations and gaming operations in Australia. The ownership interest in the Australian Entities was purchased from the respective entities in exchange for the Company agreeing to assume a five million dollar ($5,000,000) debt bearing interest at 12% annually and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock. Originally principal repayments were as follows: $2,000,000 on December 31, 2014, $2,000,000 on June 30, 2015, and $1,000,000 on December 31, 2015. On October 15, 2014, principal repayments were restructured whereby $200,000 was due on December 31, 2014, $50,000 is payable each month from January 2015 through December 2015, $2,000,000 is payable January 31, 2016, $1,200,000 is payable on July 31, 2016 and the remaining $1,000,000 is due by January 31, 2017. The Company and the note holder are currently in discussion to renegotiate the terms of the above payments and other terms of the agreement. The note holder has agreed not to demand the above payments (as of December 31, 2014 through currently) nor will they unless the negotiations terminate. The Company has paid the agreed upon monthly interest payments in 2015 and is currently negotiating a change in payment terms.

(h) The Company’s South African subsidiary has local bank financing in the form of term and overdraft facilities totaling of approximately $198,846 and $151,868 outstanding as of March 31, 2015 and December 31, 2014, respectively.

(i) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of 45,000 Rand, including interest at South African Prime +1.0%. The term loan matures on June 14, 2016.

(j) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of 44,000 Rand, including interest South African Prime +3.0%. The term loan matures on November 15, 2019.

(k) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of 34.000 Rand, including interest at South African Prime + 3.0%. The term loan matures on December 1, 2018.

8.	cONVERTIBLE NOTEs PAYABLE

Convertible notes payable are as follows:

	March 31, 2015	December 31, 2014

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(1,333,338)	(1,583,333)
15% Convertible notes payable issued in March 2014	-	500,000
Discounts on above convertible note	-	(63,730)
8% Convertible notes payable issued in Nov/Dec 2014	100,000	350,000
Discounts on above convertible note	(58,979)	(289,254)
8% Convertible notes payable issued in January 2015	150,000	-
Discounts on above convertible note	(127,960)	-
8% Convertible notes payable issued in January 2015	1,000,000	-
Discounts on above convertible note	(803,846)	-
9% Convertible notes payable issued in March 2015	1,000,000	-
Discounts on above convertible note	(719,303)	-

	2,206,574	1,913,683
Current portion of convertible notes payable	(196,154)	(436,270)
Convertible notes payable, less current portion	$2,010,420	$1,477,413

In the first three months of 2015, the Company entered into agreements whereby the Company issued new convertible promissory notes for a total of $2,150,000. In addition, the holders of two convertible notes in the amounts of $500,000 and $250,000 elected to convert their notes to common stock during the first three months of 2015.

In January 2015, the Company issued a convertible promissory note for $1,000,000. The note accrues interest at 8% per annum until the date the note is converted. The note is convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The holder may demand payment in full after one year from the issuance date. The Company also issued warrants to purchase 250,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants is $670,300 and $202,358, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date.

In January 2015, the Company also issued a convertible promissory note for a total of $150,000. The note accrues interest at 8% per annum until the date the note is converted. The note is convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The Company also issued warrants to purchase 37,500 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants is $108,600 and $30,314, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date.

In January 2015, a convertible debt holder converted $500,000 principal plus accrued interest into 373,333 shares of the Company’s common stock. In addition, another convertible debt holder converted $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $125,089.

In March 2015, the Company issued a convertible promissory note for $1,000,000. The note accrues interest at 9% per annum until the date the note is converted. The note is convertible into the Company’s common stock at $2.00 per share. If not converted, the note matures two years from the issuance date. The Company also issued warrants to purchase 400,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the warrants is $315,008. The resulting debt discount of $455,008 is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a component of additional paid-in capital in the accompanying condensed consolidated balance sheet.

The March 2015 note is secured as follows: (i) a first priority security interest in and to the assets located at the Company’s Townsville and Just Fresh #7 restaurant locations (the “Collateral Assets”); (ii) a second priority security interest in the existing assets, operations and locations the four locations owned by the Company in Australia, operating under Hoot Parramatta Pty. Ltd., Hoot Penrith Pty Ltd., Hoot Campbelltown Pty. Ltd. and Hoot Surfers Paradise Pty. Ltd. and the gaming and management contracts relating thereto; and (iii) a third priority security interest in and to all assets of the Company subordinated to the Company’s current senior bank loan and mezzanine debt. Upon the full payment of this note (a) the investor will be paid an amount, in perpetuity equal to fifty (50%) percent of the monthly net income that the Company receives from its sixty (60%) percent ownership interest in Townsville and Just Fresh #7 stores (collectively, the “Collateral Assets”); provided however that such monthly payment shall not be less than the amount of the average of the prior 12 month period of the actual net income of the Collateral Assets. The investor will also receive fifty (50%) percent of the sale proceeds received by the Company in the event that Townsville and/or Just Fresh #7 stores are sold; provided however should the Company close or liquidate the business or affairs of Townsville and/or Just Fresh #7 stores within a five (5) year period commencing on the Subsequent Closing date, the Company shall pay the investor a monthly amount equal to the average net income generated by the Collateral Assets from their opening until their closing or liquidation; and provided further that the Company shall pay the investor such amount in thirty-six (36) equal installments.

The Company accounts for the issuance of the convertible promissory notes and the related warrants attached to the note in accordance with ASC 815 “Derivatives and Hedging.” Accordingly, the embedded conversion option of the convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The gross proceeds from the sale of the note are recorded net of a discount related to the beneficial conversion feature embedded in the conversion option and the fair value of the warrants attached to the notes. The debt discount is charged back to interest expense ratably over the term of the convertible note.

The fair value of the embedded conversion feature and the warrants were estimated using the Black-Scholes option-pricing model which approximates the Binomial Lattice model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility was determined by the historical volatilities for industry peers and used an average of those volatilities. The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. Key assumptions used to apply this pricing model as of the date of issuance, December 31, 2014 and March 31, 2015 are presented in the table below:

	6% Note Issued on	15% Note Issued on	8% Note Issued on	8% Note Issued on	8% Notes Issued on
	August 2, 2013	March 19, 2014	November 19, 2014	December 16, 2014	January 5, 2015
Common stock closing price	$4.15	$3.87	$1.70	$1.53	$1.75
Conversion per share price	$3.73	$3.29	$1.45	$1.30	$1.33
Conversion shares	804,764	151,999	172,672	77,061	112,402
Expected life (in years)	3.0	1.0	3.0	3.0	3.0
Expected volatility	110%	62%	74%	74%	73%
Call option value	$2.82	$1.19	$0.90	$0.81	$0.97
Risk-free interest rate	0.59%	0.15%	1.10%	1.10%	0.90%
Dividends	0.00%	0.00%	0.00%	0.00%	0.00%

	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014
Common stock closing price	$1.73	$1.73	$1.73	$1.73	NA
Conversion per share price	$1.49	$1.47	$1.26	$1.26	NA
Conversion shares	2,008,032	340,020	199,177	77,061	NA
Expected life (in years)	1.6	0.2	2.9	3.0	NA
Expected volatility	64%	66%	74%	74%	NA
Call option value	$0.64	$0.35	$0.77	$0.78	NA
Risk-free interest rate	0.67%	0.40%	1.10%	1.10%	NA
Dividends	0.00%	0.00%	0.00%	0.00%	NA

	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015	March 31, 2015
Common stock closing price	$2.39	NA	NA	$2.39	$2.39
Conversion per share price	$2.23	NA	NA	$1.96	$1.96
Conversion shares	1,343,085	NA	NA	51,151	76,726
Expected life (in years)	1.3	NA	NA	2.7	2.8
Expected volatility	65%	NA	NA	65%	73%
Call option value	$0.77	NA	NA	$1.14	$1.24
Risk-free interest rate	0.64%	NA	NA	0.99%	1.02%
Dividends	0.00%	NA	NA	0.00%	0.00%

9.	capital leases payable

Capital leases payable are as follows:

	March 31, 2015	December 31, 2014

Capital lease payable, bearing interest at 10%, through August 2017	$9,275	$10,502

Capital lease payable, bearing interest at 11.5%, through December 2017	45,189	-

Capital lease payable, bearing interest at 11.5%, through July 2016	21,744	26,489

Capital lease payable, bearing interest at 11.5%, through November 2016	34,186	40,336

Capital lease payable, bearing interest at 10%, through March 2015	-	1,333
Total capital leases payable	110,394	78,660
Current maturities	54,946	42,032
Capital leases payable, less current maturities	$55,449	$36,628

10.	accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	March 31, 2015	December 31, 2014

Accounts payable	$4,516,241	$3,382,818
Accrued taxes (VAT, GST, Sales Payroll)	1,499,356	1,604,829
Accrued income taxes	107,815	92,618
Accrued interest	301,300	499,866
	$6,424,712	$5,580,131

11.	Stockholders’ Equity

The Company has 45,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2015 and December, 2014, and 12,306,230 shares issued and 7,249,442 shares outstanding at March 31, 2015 and December 31, 2014, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both March 31, 2015 and December 31, 2014. No shares have been issued or outstanding at either March 31, 2015 or December 31, 2014.

In January 2015, a convertible debt holder converted $500,000 principal plus accrued interest into 373,333 shares of the Company’s common stock. In addition, another convertible debt holder converted $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock. In March 2015, the Company issued 100,000 shares of its common stock to repay $100,000 of long term debt and related accrued interest and penalties. (See Note 7 – Long Term Debt and Notes Payable and Note 8 – Convertible Notes Payable).

On March 16, 2015, the Company completed a rights offering, receiving subscriptions (including both basic and over subscriptions) for 3,899,742 shares of its common stock for net proceeds of $7,062,325 (gross proceeds of $7,799,484). The Company used the proceeds for the BGR acquisition and for general corporate purposes.

Effective March 15, 2015, the Company closed the purchase of BGR Holdings, LLC. In consideration of the purchased assets, the Company issued 500,000 shares of the Company’s common stock as a component of the total purchase price (See Note 3- Acquisitions).

In March 2015, the Company issued 15,000 shares valued at $30,000 for consulting services.

Options and Warrants

There are no options outstanding as of March 31, 2015 and December 31, 2014.

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

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2015	8,715,804	$5.49	2.7
Granted	754,500	2.50
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2015	9,470,304	$5.25	2.8

Exercisable March 31, 2015	9,470,304	$5.25	2.8

The following table presents information related to stock warrants as of March 31, 2015:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

>$5.00	3,554,514	2.6	3,554,514
$4.00-$5.00	3,935,117	2.7	3,935,117
$3.00-$4.00	663,901	4.6	663,901
$2.00-$3.00	1,316,772	3.5	1,316,772
	9,470,304		9,470,304

Warrant amortization is summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

Additional paid-in capital	$22,375	$22,375
	$22,375	$22,375

Interest expense	474,874	259,442
Consulting expense	22,375	22,375
	$497,249	$281,817

12.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties as follows:

	March 31, 2015	December 31, 2014

Hoot SA I, LLC	$12,963	$12,196
Hooters Australia Partner	606,455	1,087,451
Chanticleer Investors, LLC	199,436	199,436
	$818,854	$1,299,083

At March 31, 2015, the Company has an outstanding loan payable to its Australian partner of $606,455 in connection with Surfers Paradise and Townsville construction costs. The loan is payable on demand.

Due from related parties

The Company has made advances to related parties. The amounts owed to the Company are as follows:

	March 31, 2015	December 31, 2014

Hoot SA II, III, IV LLC	$45,615	$46,015
	$45,615	$46,015

13.	SEGMENT INFORMATION

The Company operates and reports its results as a single operating segment. The following are revenues, operating loss, and long-lived assets by geographic area:

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
United States	$4,097,542	$2,637,759
South Africa	1,677,582	1,641,086
Australia	1,971,597	-
Europe	924,428	1,070,134
	$8,671,149	$5,348,979

Operating Loss:
United States	$(1,491,129)	$(1,490,956)
South Africa	(53,628)	(81,700)
Australia	(365,067)	-
Europe	7,439	(12,011)
	$(1,902,385)	$(1,584,667)
Long Lived Assets:	March 31, 2015	December 31, 2014
United States	$19,986,903	$15,299,108
South Africa	2,266,506	2,172,528
Australia	12,783,771	13,068,305
Europe	3,435,673	3,648,133
Brazil	135,000	135,000
	$38,607,853	$34,323,074

14.	COMMITMENTS AND CONTINGENCIES

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

In addition to the matters disclosed above, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

15.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$35,362

Liabilities:
Embedded conversion feature	$1,767,300	$-	$-	$1,767,300
Warrants	$312,747			$312,747
December 31, 2014
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$35,362

Liabilities:
Embedded conversion feature	$1,610,900	$-	$-	$1,610,900
Warrants	$334,300	$-	$-	$334,300

At March 31, 2015 and December 31, 2014, the Company’s available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs:

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2015	$334,300	$1,610,900	$1,945,200

Change in fair value of derivative liability	44,647	(382,700)	(338,053)
Amounts included in debt discount		778,900	778,900
Reclassification of derivative liability to equity	(66,200)	(239,800)	(306,000)
Balance at March 31, 2015	$312,747	$1,767,300	$2,080,047

16.	SUBSEQUENT EVENTS

On April 27, 2015, the Company announced that it has entered a letter of intent for the acquisition of an eight store, award-winning “better burger” concept in the Pacific Northwest. This acquisition would considerably expand Chanticleer’s presence in the Pacific Northwest region and further expand the Company’s presence in the better burger sector. The Company expects to close the acquisition in mid-2015.

On April 24, 2015, the Company entered into a waiver agreement relating to the $1 million convertible note payable issued on March 15, 2015, whereby the Company agreed to register the shares of common stock underlying the notes and warrants on or before April 27, 2015. Pursuant to the waiver agreement, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on April 27, 2015, which is subject to review by the Securities and Exchange Commission prior to becoming effective.

The note holders agreed to waive the following rights: (i) the note holders shall withdraw all requests for repayment of any portion of the notes, and shall not be entitled to any payments or conversion of the interest that has accrued, including but not limited to the right to receive not less than 10% of the net funds raised in all equity or debt offerings of the Company prior to the date hereof toward any outstanding amount owed under the notes; and (ii) shall waive any right to receive the payment of any interest that may have accrued from the date of issuance of each of the notes until such time as the registration statement is declared effective by the Securities and Exchange Commission.

Additionally, the note holders agreed that upon any conversion of the notes, in any amounts, the following rights shall be deemed immediately waived: (i) the note holders shall note retain any security interests rights in Townsville or Just Fresh #7 stores; (ii) the note holders shall waive the right to receive not less than 10% of the net funds raised in all equity or debt offerings of the Company toward any outstanding amount owed under the Notes; (iii) the note holders shall waive all rights to receive payments relating to the net income derived from Townsville and Just Fresh #7 stores after the full repayment of the Notes, as well as (iv) waiving other rights and covenants contained in the related securities purchase agreement.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Quarterly Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Quarterly Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	Operating losses may continue for the foreseeable future; we may never be profitable;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants and franchise operations, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations:

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	We do not have full operational control over the businesses of our franchise partners or operations where we hold less 100% ownership;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

●	Increases in costs, including food, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

●	Inherent risk in foreign operations and currency fluctuations;

●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Current conditions in the global financial markets and the distressed economy;

●	A decline in market share or failure to achieve growth;

●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	Adverse effects on our operations resulting from certain geo-political or other events.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this Quarterly Report filed on Form 10-Q and Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2014, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Quarterly Report and the Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

We expect to either own 100% of the restaurant or franchise location or partner with a local individual in the countries or regions we target.   We based this decision on what we believe to be the successful launch of our South African Hooters venture and believe we have aligned partners and operators in various domestic and international markets. We are focused on expanding our Hooters, ABC, and Just Fresh operations, and expect to invest in the United States, South Africa, Brazil, Australia and Europe.

In March 2015, we acquired burger chain BGR: The Burger Joint, which consists of nine company owned locations and eleven franchise locations. We currently operate a total of forty-six restaurants worldwide.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Our results of operations are summarized below:

	Three Months Ended March 31,
	2015		2014
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Restaurant sales, net	$8,421,842		$5,268,468		59.9%
Gaming income, net	132,027		55,511		137.8%
Management fees - non-affiliate	101,221		25,000		304.9%
Frachise income	16,059		-
Total revenue	8,671,149		5,348,979		62.1%

Expenses:
Restaurant cost of sales	2,961,658	35.2%	1,876,926	35.6%	57.8%
Restaurant operating expenses	5,068,139	60.2%	3,103,526	58.9%	63.3%
Restaurant pre-opening expenses	206,747	2.5%	-	0.0%	0.0%
General and administrative	1,898,353	22.5%	1,608,583	30.5%	18.0%
Depreciation and amortization	438,637	5.2%	344,611	6.5%	27.3%
Total expenses	10,573,534	125.5%	6,933,646	131.6%	52.5%
Loss from operations	$(1,902,385)		$(1,584,667)		20.0%

Revenue

Total revenue increased 62.1% to $8,671,149 for the three months ended March 31, 2015 from $5,348,979 for the three months ended March 31, 2014. Total revenue increased from growth in restaurant sales, gaming revenue and management fees resulting from the increase in store locations owned and operated by the Company largely attributable to the acquisitions.

Revenues from restaurant sales, net increased 59.9% to $8,421,842 for the three months ended March 31, 2015 from $5,268,468 for the three months ended March 31, 2014. Restaurant sales increased due primarily to growth in the number of acquired store locations owned and operated by the Company.

Gaming income increased 137.8% to $132,027 for the three months ended March 31, 2015 from $55,511 for the three months ended March 31, 2014. We began earning revenue from gaming machines starting January 31, 2014 in connection with the acquisition of the Hooters restaurant an attached gaming facility in Oregon. In addition, on July 1, 2014, we began earning revenue from gaming machines located in Sydney Australia, which revenues will continue until the $5 million of debt assumed in connection with the acquisition of the Hooters franchise stores in Australia is repaid. After that debt has been repaid, our participation in the gaming revenue at the Sydney location will decrease from 100% to 60%.

Management fee income increased 304.9% to $101,221 for the three months ended March 31, 2015 from $25,000 for the three months ended March 31, 2014 primarily due to fees earned in Australia.

Franchise income was $16,059 for the three months ended March 31, 2015 compared with zero in the prior year. The franchise income resulted from the acquisition of BGR: The Burger Joint in March 2015.

Restaurant cost of sales

Restaurant cost of sales increased 57.8% to $2,961,658 for the three months ended March 31, 2015 from $1,876,926 for the three months ended March 31, 2014 due to the increase in the number of store locations and related restaurant business volumes largely attributable to the acquisitions.

As a percentage of restaurant sales, net, restaurant cost of sales decreased to 35.2% for the three months ended March 31, 2015 from 35.6% for the three months ended March 31, 2014. Our cost of restaurant sales as a percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Three Months Ended March 31,
	2015		2014
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$658,328	39.2%	$627,634	38.2%	4.9%
Hooters - Europe	318,099	34.4%	372,924	34.8%	-14.7%
American Roadside Burgers	392,117	36.5%	262,873	40.0%	49.2%
Just Fresh	460,259	35.3%	399,050	34.4%	15.3%
Hooters - Australia	647,477	34.8%	-
Hooters - Pacific NW	357,605	29.5%	214,445	29.0%	66.8%
BGR: The Burger Joint	127,774	34.8%	-
Total Cost of Sales	$2,961,658	35.2%	$1,876,926	35.6%	57.8%

Restaurant operating expenses

Restaurant operating expenses increased 63.3% to $5,068,139 for the three months ended March 31, 2015 from $3,103,526 for the three months ended March 31, 2014 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Three Months Ended March 31,
	2015		2014
Restaurant Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$882,514	52.6%	$907,443	55.3%	-2.7%
Hooters - Europe	531,746	57.5%	576,222	53.8%	-7.7%
American Roadside Burgers	743,560	69.1%	533,624	81.2%	39.3%
Just Fresh	675,526	51.8%	601,884	51.9%	12.2%
Hooters - Australia	1,217,558	65.5%	-
Hooters - Pacific NW	813,508	67.0%	484,353	65.5%	68.0%
BGR: The Burger Joint	203,726	55.5%	-
Total Restaurant operating expenses	$5,068,139	60.2%	$3,103,526	58.9%	63.3%

Restaurant pre-opening expenses

Restaurant pre-opening expenses increased to $206,747 for the three months ended March 31, 2015 from zero for the three months ended March 31, 2014. The increase was due primarily to the Company’s planned opening of the Townsville Hooters location in Australia.

General and Administrative Expense (“G&A”)

G&A increased 18.0% to $1,898,353 for the three months ended March 31, 2015 from $1,608,583 for the three months ended March 31, 2014. As a percentage of restaurant revenue, G&A decreased to 22.5% for the three months ended March 31, 2015 from 30.5 % for the three months ended March 31, 2014. The improvement in G&A as a percent of revenue is primarily due to the growth through acquisitions that increased that scale of our business and allowed us to more effectively leverage our operating overhead over a larger revenue base.

	Three Months Ended March 31,
General and Administrative Expenses	2015	2014	% Change
Professional fees	$448,990	$365,727	22.8%
Salary and benefits	450,438	407,113	10.6%
Consulting and investor relations fees	640,393	564,533	13.4%
Travel and entertainment	68,055	74,619	-8.8%
Shareholder services and fees	17,989	30,454	-40.9%
Other G&A	272,488	166,137	64.0%
Total G&A Expenses	$1,898,353	$1,608,583	18.0%

Professional fees increased 22.8% to $448,990 for the three months ended March 31, 2015 from $365,727 for the three months ended March 31, 2014 due to increased accounting, audit and other fees attributable to the increased scope and complexity of our operations following the acquisitions.

Salary and benefits increased to 10.6 % to $450,438 for the three months ended March 31, 2015 from $407,113 for the three months ended March 31, 2014 primarily due to the addition of restaurant management personnel during 2014 to support our growth.

Consulting and investor relations fees increased 13.4 % to $640,393 for the three months ended March 31, 2015 from $564,533 for the three months ended March 31, 2014. The Company utilizes outside consultants and investor relations firms in both years in connection with expanding the Company’s business and marketing initiatives.

Travel and entertainment decreased 8.8 % to $68,055 for the three months ended March 31, 2015 from $74,619 for the three months ended March 31, 2014 due to differences in timing of travel expenses from year to year.

Shareholder services and fees decreased 40.9% to $17,989 for the three months ended March 31, 2015 from $30,454 for the three months ended March 31, 2014.

Other G&A expenses increased 64.0% to $272,488 for the three months ended March 31, 2015 from $166,137 for the three months ended March 31, 2014 primarily due to the growth in our operations.

We expect the costs associated with the activities of the restaurant business and corporate activities to increase as we continue to grow, but we expect G&A as a percentage of sales to decline as we leverage our overhead across a larger business.

Depreciation and amortization

Depreciation and amortization expense increased 27.3% to $438,637 for the three months ended March 31, 2015 from $344,611 for the three months ended March 31, 2014 due to increased depreciable property and equipment and franchise fees associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended March 31,
Other Income (Expense)	2015	2014	% Change
Interest expense	$(704,852)	$(336,830)	109.3%
Change in fair value of derivative liabilities	338,053	432,100	-21.8%
Loss on extinguishment of debt	(170,089)	-	-
Realized gains on securities	-	97,345	-100.0%
Equity in losses of investments	-	(40,694)	-100.0%
Other income (expense)	(1,533)	3,336	-146.0%
Total Other Income (Expense)	$(538,421)	$155,257	-446.8%

Interest Expense

Interest expense increased 109.3% to $704,852 for the three months ended March 31, 2015 from $336,830 for the three months ended March 31, 2014. The Company increased its debt obligations and related interest expenses in connection with the Company’s growth strategy and recent business combinations, which included the assumption of $5 million in additional long term debt for the acquisition of the Australia entities.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability amounted to $338,053 for the three months ended March 31, 2015 from $432,100 for the three months ended March 31, 2014. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the derivative price of the Company’s common stock

Loss on extinguishment of debt

During the three months ended March 31, 2015, two of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $125,089 and a loss on extinguishment of term debt of $45,000. The Company did not have any debt conversions in the prior year.

Realized Gains

Realized gains resulted from the sale of investments in the prior year. We did not sell any investments in the current year.

Equity in Earnings of Investments

Income from operations of unconsolidated affiliates

Effective April 1, 2014, we completed the step acquisition of a 60% controlling interest in our Hooters Australia joint venture resulting in the consolidation of these entities.

Prior to the acquisition, we accounted for our 49% interest in Hooters Australia under the equity method of accounting, and our share of earnings and losses was recorded in equity in losses from investments in our Consolidated Statements of Operations and Comprehensive Loss. The Hooters Australia results of operations are reflected in the respective line items in our Consolidated Statements of Operations and Comprehensive Loss following April 1, 2014.

Other Income (Expense)

Other income (expense) was a loss of $1,533 for the three months ended March 31, 2014 compared to income of $3,336 for the prior year period.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations was $1,899 for the three months ended March 31, 2015 compared to $32,674 for the three months ended March 31, 2014. The Company discontinued the operations of its Spoon business in December 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our cash balance was $3,324,569. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for 2015 contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts, as well as growing through the acquisition of additional restaurant business to expand our market scale. We completed a rights offering in March 2015 raising gross proceeds of approximately $7.8 million and convertible debt transaction for another $2.2 million to fund the acquisition of The Burger Joint and for general corporate purposes. We are also in negotiations to extend and increase our $500,000 line of credit, extend payment terms on our $5 million note to defer principal payments until 2016, and are in discussions with certain investors to raise additional capital.

As we execute our growth plans throughout the balance of 2015, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans through December 31, 2015. We may raise additional capital from the issuance of new debt and equity during 2015 to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our organic growth plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 15, 2015, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3: QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Our management has determined that, as of March 31, 2105, the Company’s disclosure controls and procedures were ineffective.

Management evaluated our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of March 31, 2015, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in its internal control over financial reporting:

●	Lack of sufficient qualified personnel to design, implement, and maintain an effective control environment as it relates to financial reporting. Given the significant expansion of the business and all of our operations, we did not yet integrate an effective control environment with the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in U.S. GAAP to assess the completeness and accuracy of certain accounting and reporting matters.

●	Period-end financial reporting process. Given the significant expansion of the business and all of our operations we did not design or maintain effective control over the period-end financial reporting process, including control with respect to the preparation, review, supervision, and monitoring of accounting operations and financial reporting. More specifically, due to the expansion of our business, we did not yet prepare timely accounting reconciliations nor did we have adequate financial reporting personnel to prepare timely and accurate financial statements, including related disclosures.

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

Changes in Internal Control over Financial Reporting

As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements.  Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not required to be disclosed under this Item 1. For the three month period ending March 31, 2015 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

We rely in part on our franchisees. Disputes with our franchisees, or failures by our franchisees to operate successfully, to develop or finance new stores or build them on suitable sites or open them on schedule, could adversely affect our growth and our operating results.

Our franchisees could take actions that could harm our business.

A portion of our growth strategy depends on opening new stores both domestically and internationally. Our ability to expand our store base is influenced by factors beyond our and our franchisees’ control, which may slow store development and impair our strategy.

Other than the addition of the foregoing risk factor, there have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. Readers should carefully consider the other risk factors discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2015, the Company issued a convertible promissory note for $1,000,000. The note accrues interest at 8% per annum until the date the note is converted. The note is convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The holder may demand payment in full after one year from the issuance date. The Company also issued warrants to purchase 250,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date.

In January 2015, the Company also issued a convertible promissory note for a total of $150,000. The note accrues interest at 8% per annum until the date the note is converted. The note is convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The Company also issued warrants to purchase 37,500 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date.

In March 2015, the Company issued a convertible promissory note for $1,000,000. The note accrues interest at 9% per annum until the date the note is converted. The note is convertible into the Company’s common stock at $2.00 per share. If not converted, the note matures two years from the issuance date. The Company also issued warrants to purchase 320,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date.

Effective March 15, 2015, the Company closed the purchase of BGR Holdings, LLC. In consideration of the purchased assets, the Company issued 500,000 shares of the Company’s common stock valued at $1,000,000 as a component of the total purchase price.

In January 2015, a convertible debt holder converted $500,000 principal plus accrued interest into 373,333 shares of the Company’s common stock. In addition, another convertible debt holder converted $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock. In March 2015, the Company issued 100,000 shares of its common stock to repay $100,000 of long term debt and related accrued interest and penalties.

The foregoing issuances of securities were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) on the basis that the purchasers or recipients had a pre-existing relationship with the Company and the transactions did not involve a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

4.1	Form of Warrant for January 2015 Subscription Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)
4.2	Form of 8% Convertible Note dated January 2015 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)
4.3	Form of Warrant for February 11, 2015 Subscription Agreement (Incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
4.4	Form of 9% Convertible Amended and Restated Note dated March 13, 2015 (Incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, filed on January 9, 2015 with the SEC)
10.2	Registration Rights Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
10.3	Form of Securities Purchase Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
10.4	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BGR Holdings, LLC and BGR Acquisition LLC dated February 18, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8K, filed with the SEC on February 18, 2015)
10.5	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated March 31, 2015 (Incorporated by reference to our Current Report on Form 8K, filed with the SEC on March 31, 2015)
10.6	Agreement dated April 24, 2015 by and among the Company, AT Media Corp. and Aton Select Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: May 20, 2015	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant for January 2015 Subscription Agreement (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)
4.2	Form of 8% Convertible Note dated January 2015 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)
4.3	Form of Warrant for February 11, 2015 Subscription Agreement (Incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
4.4	Form of 9% Convertible Amended and Restated Note dated March 13, 2015 (Incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
10.1	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, filed on January 9, 2015 with the SEC)
10.2	Registration Rights Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
10.3	Form of Securities Purchase Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
10.4	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BGR Holdings, LLC and BGR Acquisition LLC dated February 18, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8K, filed with the SEC on February 18, 2015)
10.5	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated March 31, 2015 (Incorporated by reference to our Current Report on Form 8K, filed with the SEC on March 31, 2015)
10.6	Agreement dated April 24, 2015 by and among the Company, AT Media Corp. and Aton Select Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 No. 333-203679, filed with the SEC on April 27, 2015)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

