Form 10-Q
period 2015-06-30
Chanticleer Holdings, Inc.
filed 2015-08-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 4, 2015 was 14,237,581 shares.

Chanticleer Holdings, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$2,808,181	$245,828
Accounts and other receivables	413,473	313,509
Inventories	591,294	532,803
Due from related parties	45,615	46,015
Prepaid expenses and other current assets	517,986	330,745
TOTAL CURRENT ASSETS	4,376,549	1,468,900
Property and equipment, net	14,572,594	13,315,409
Goodwill	15,812,260	15,617,308
Intangible assets, net	6,024,161	3,396,503
Investments at fair value	35,362	35,362
Other investments	1,550,000	1,550,000
Deposits and other assets	401,262	408,492
TOTAL ASSETS	$42,772,188	$35,791,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$3,195,365	$1,813,647
Current maturities of convertible notes payable, net of debt discount of $731,125 and $63,730, respectively	268,875	436,270
Derivative liability	1,847,192	1,945,200
Accounts payable and accrued expenses	6,868,504	5,580,131
Current maturities of capital leases payable	55,521	42,032
Deferred rent	609,601	118,986
Due to related parties	616,829	1,299,083
Deferred revenue	25,250	-
Liabilities of discontinued operations	177,204	177,393
TOTAL CURRENT LIABILITIES	13,664,341	11,412,742
Convertible notes payable, net of debt discount of $1,237,727 and $1,872,587, respectively	2,012,274	1,477,413
Capital leases payable, less current maturities	40,393	36,628
Deferred rent	1,955,636	2,196,523
Deferred tax liabilities	618,220	686,884
Long-term debt, less current maturities, net of debt discount of $257,800 and $343,733, respectively	2,867,180	5,009,283
TOTAL LIABILITIES	21,158,044	20,819,473
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 13,681,330 and 7,249,442 shares at June 30, 2015 and December 31, 2014, respectively	1,368	725
Additional paid in capital	46,040,386	32,601,400
Accumulated other comprehensive loss	(3,122,634)	(1,657,908)
Non-controlling interest	4,818,673	4,904,471
Accumulated deficit	(26,123,649)	(20,876,187)
TOTAL STOCKHOLDERS’ EQUITY	21,614,144	14,972,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,772,188	$35,791,974

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
Restaurant sales, net	$10,480,370	$6,443,489	$18,902,212	$11,711,957
Gaming income, net	99,823	75,724	231,850	131,235
Management fee income - non-affiliates	77,903	25,151	179,124	50,151
Franchise income	134,939	-	150,998	-
Total revenue	10,793,035	6,544,364	19,464,184	11,893,343
Expenses:
Restaurant cost of sales	3,616,930	2,292,745	6,578,588	4,169,671
Restaurant operating expenses	6,384,905	3,766,452	11,453,044	6,869,978
Restaurant pre-opening and closing expenses	391,442	260,981	598,189	260,981
General and administrative expenses	2,081,583	1,236,160	3,979,936	2,844,743
Depreciation and amortization	408,311	382,072	846,948	726,683
Total expenses	12,883,171	7,938,410	23,456,705	14,872,056
Loss from operations	(2,090,136)	(1,394,046)	(3,992,521)	(2,978,713)
Other (expense) income
Interest expense	(1,373,797)	(350,760)	(2,078,649)	(687,541)
Change in fair value of derivative liabilities	232,854	272,100	570,907	704,200
Loss on extinguishment of debt	-	-	(170,089)	-
Realized gains on securities	-	4,127	-	101,472
Equity in losses of investments	-	-	-	(40,694)
Other income	76,859	4,552	75,326	7,838
Total other (expense) income	(1,064,084)	(69,981)	(1,602,505)	85,275
Loss from continuing operations before income taxes	(3,154,220)	(1,464,027)	(5,595,026)	(2,893,438)
Income tax (benefit) provision	(4,734)	1,379	(37,654)	(7,509)
Loss from continuing operations	(3,149,486)	(1,465,406)	(5,557,372)	(2,885,929)
Gain (loss) from discontinued operations, net of taxes	2,088	(72,300)	189	(104,973)
Consolidated net loss	(3,147,398)	(1,537,706)	(5,557,183)	(2,990,902)
Less: Net loss attributable to non-controlling interest	201,184	126,642	342,968	129,528
Net loss attributable to Chanticleer Holdings, Inc.	$(2,946,214)	$(1,411,064)	$(5,214,215)	$(2,861,374)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(2,948,302)	$(1,338,764)	$(5,214,404)	$(2,756,401)
Gain (loss) from discontinued operations	2,088	(72,300)	189	(104,973)
Net loss attributable to Chanticleer Holdings, Inc.	$(2,946,214)	$(1,411,064)	$(5,214,215)	$(2,861,374)

Other comprehensive loss:
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	$-	$(3,809)	$-	$(15,527)
Foreign currency translation (loss) gain	(160,426)	15,419	(1,464,726)	51,165
Other comprehensive loss	$(3,106,640)	$(1,399,454)	$(6,678,941)	$(2,825,736)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common stockholders, basic and diluted	$(0.24)	$(0.21)	$(0.56)	$(0.45)
Discontinued operations attributable to common stockholders, basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)
Weighted average shares outstanding, basic and diluted	12,455,828	6,329,406	9,314,030	6,152,931

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(5,557,183)	$(2,990,902)
Less net loss attributable to non-controlling interest	342,968	129,528
Net loss attributable to Chanticleer Holdings, Inc.	(5,214,215)	(2,861,374)
Net (income) loss from discontinued operations	(189)	104,973
Net loss from continuing operations	(5,214,404)	(2,756,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	846,948	777,375
Equity in losses of investments	-	40,694
Loss on disposal of property and equipment	472,770	-
Common stock and warrants issued for services	186,830	330,757
Amortization of debt discount	1,592,414	582,617
Amortization of warrants	22,375	44,750
Change in fair value of derivative liabilities	(570,907)	(704,200)
(Decrease) in amounts payable to affiliate	(681,855)	-
(Increase) decrease in accounts and other receivables	(84,668)	76,323
Decrease in prepaid expenses and other assets	10,955	437,228
Decrease in inventory	57,813	100,730
Increase in accounts payable and accrued expenses	1,057,729	449,993
(Decrease) increase in deferred rent	(309,868)	12,693
Decrease in deferred income taxes	(68,664)	(64,683)
Net cash used in operating activities from continuing operations	(2,682,532)	(672,124)
Net cash used in operating activities from discontinued operations	(4,500)	(250,102)
Net cash used in operating activities	(2,687,032)	(922,226)

Cash flows from investing activities:
Purchase of property and equipment	(872,246)	(1,629,359)
Cash paid for acquisitions, net of cash acquired	(4,265,429)	27,527
Net cash used in investing activities from continuing operations	(5,137,675)	(1,601,832)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	8,961,213	200,000
Loan proceeds	2,204,369	1,458,308
Loan repayments	(760,138)	-
Advances from investors and partners	-	681,801
Subsidiary capital received	-	33,500
Capital lease payments	(27,405)	(85,633)
Net cash provided by financing activities from continuing operations	10,378,039	2,287,976
Effect of exchange rate changes on cash	9,021	51,165
Net increase (decrease) in cash	2,562,353	(184,917)
Cash, beginning of period	245,828	442,694
Cash, end of period	$2,808,181	$257,777

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$563,771	$63,503
Income taxes	$-	$1,776

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$50,087	$-
Issuance of stock in connection with business combinations	$1,000,000	$-
Debt discount for fair value of warrants and conversion feature issued in connection with debt	$1,233,908	$-
Reclassification of derivative liability to equity	$306,001	$-
Convertible debt settled through issuance of common stock	$1,750,000	$-
Long-term debt settled through issuance of common stock	$100,000	$-

Purchases of businesses:
Current assets excluding cash	$296,104	$579,191
Property and equipment	2,164,023	6,056,800
Goodwill	663,037	2,671,649
Trade name/trademarks/franchise fees	2,750,000	338,804
Deposits and other assets	-	115,839
Liabilities assumed	(607,735)	(2,788,756)
Non-controlling interest	-	(993,999)
Chanticleer equity	-	(1,028,749)
Common stock issued	(1,000,000)	(4,978,306)
Cash paid	(4,276,429)	-
Cash received in excess of cash paid in acquisition	$11,000	$27,527

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Name	Jurisdiction of Incorporation
Chanticleer Holdings Australia Pty, Ltd.	Australia	BGR Acquisition, LLC	North Carolina, USA
Hoot Australia Pty Ltd	Australia	BT Acquisition, LLC	North Carolina, USA
Hoot Campbelltown Pty Ltd	Australia	BT’s Burgerjoint Biltmore, LLC	North Carolina, USA
Hoot Gold Coast Pty Ltd	Australia	Bt’s Burgerjoint Promenade, LLC	North Carolina, USA
Hoot Parramatta Pty Ltd	Australia	BT’s Burgerjoint Rivergate LLC	North Carolina, USA
Hoot Penrith Pty Ltd	Australia	BT’s Burgerjoint Sun Valley, LLC	North Carolina, USA
Hoot Surfers Paradise Pty. Ltd. *	Australia	Chanticleer Investment Partners, LLC *	North Carolina, USA
Hoot Townsville Pty. Ltd	Australia	JF Franchising Systems, LLC	North Carolina, USA
TMIX Management Australia Pty Ltd.	Australia	JF Restaurants, LLC	North Carolina, USA
Hooters Brazil *	Brazil	LBB Acquisition, LLC	North Carolina, USA
American Roadside Burgers, Inc.	Delaware, USA	Jantzen Beach Wings, LLC	Oregon, USA
DineOut SA Ltd. *	England	Oregon Owl’s Nest, LLC	Oregon, USA
Crown Restaurants Kft.	Hungary	Chanticleer South Africa (Pty) Ltd.	South Africa
Chanticleer Holdings Limited	Jersey	Hooters Emperors Palace (Pty.) Ltd.	South Africa
Avenel Financial Services, LLC *	Nevada, USA	Hooters PE (Pty) Ltd	South Africa
Avenel Ventures, LLC *	Nevada, USA	Hooters Ruimsig (Pty) Ltd.	South Africa
Chanticleer Advisors, LLC *	Nevada, USA	Hooters SA (Pty) Ltd	South Africa
American Burger Ally, LLC	North Carolina, USA	Hooters Umhlanga (Pty.) Ltd.	South Africa
American Burger Morehead, LLC	North Carolina, USA	Dallas Spoon Beverage, LLC *	Texas, USA
American Roadside Cross Hill, LLC	North Carolina, USA	Dallas Spoon, LLC *	Texas, USA
American Roadside McBee, LLC	North Carolina, USA	West End Wings LTD	United Kingdom
American Roadside Morrison, LLC	North Carolina, USA	Tacoma Wings, LLC	Washington, USA

* Denotes inactive subsidiaries

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

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, our cash balance was $2,808,181. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for 2015 contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts, as well as growing through the acquisition of additional restaurant businesses to expand our market scale. We completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of The Burger Joint and for general corporate purposes in the first quarter of 2015. During the second quarter, we completed an equity transaction raising net proceeds of approximately $1.9 million. In the third quarter, we expect to raise additional capital through the issuance of common stock to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes and extend principal payment terms on our $5 million note. As discussed in Note 16, Subsequent Events, we have entered into an agreement to acquire 50% of the assets of the Margaritaville in Sydney, Australia including 100% of the gaming machines and licenses in this location, and 80% of the assets of five Hooters location in Australia. As of the date of this filing, the Company has executed business sale agreements for the purchase of the assets of Margaritaville and four of the Hooters Australia properties. The Company expects to complete the agreement for the fifth and final Hooters Australia property imminently. The closings are contingent upon the assumption of leases, franchise agreements and, other closing conditions. We have agreed to indemnify the administrators and sellers against any losses or claims resulting from non-performance by the Company. In the event we are unable to complete the acquisitions, we could incur additional costs which could have an adverse impact on our liquidity and financial condition. The funds required to complete these acquisitions are approximately $1.4 million and $0.8 million for the Margaritaville and Hooters acquisitions, respectively.

As we execute our growth plans throughout the balance of 2015, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans through June 30, 2016. We may raise additional capital from the issuance of new debt and equity during 2015 to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our organic growth plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

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

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. The Company also receives gaming revenue from gaming machines located in Sydney, Australia, which continues until the $5 million of debt assumed connection with the acquisition of the Hooters franchise stores in Australia is repaid. After that debt has been repaid, the Company’s participation in the gaming revenue at the Sydney location will decrease from 100% to 60%. Revenue is recognized as earned from gaming activities, net of taxes and other government fees.

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

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt with warrants for which total proceeds were allocated to individual instruments based on the relative fair value of the each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the six months ended June 30, 2015 and 2014 amortization of debt discount was $1,592,414 and $582,617, respectively.

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

RESTAURANT PRE-OPENING and closing EXPENSES

Restaurant pre-opening and closing expenses are non-capital expenditures, which are expensed as incurred. Restaurant pre-opening expenses consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Restaurant closing expenses consists of the costs related to the closing a restaurant location and include write-off of property and equipment, lease termination costs and other costs directly related to the closure. Pre-opening and closing expenses are expensed as incurred.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of June 30, 2015 and December 31, 2014 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	June 30, 2015	December 31, 2014
Warrants	9,556,304	8,715,804
Convertible notes payable	1,795,961	2,626,900
Convertible interest	60,622	42,306
Total	11,412,887	11,385,010

CONCENTRATION OF CREDIT RISK

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Australia, South Africa, Hungary or United Kingdom bank accounts. There was a $131,316 and $122,633 aggregate uninsured cash balances at June 30, 2015 and December 31, 2014, respectively.

SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from June 30, 2015 through the date these condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

3. ACQUISITIONS

The Company completed the acquisition of BGR: The Burger Joint effective March 15, 2015. As of June 30, 2015, the Company allocated the purchase price as of the date of acquisition based on appraisals and estimated the fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price consisting of $4,000,000 in cash and 500,000 shares of the Company’s common stock, a contractual working capital adjustment of $233,929, and $42,500 in additional consideration paid to the seller.

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

2015 Acquisition
BGR:
The Burger Joint
Consideration paid:
Common stock	$1,000,000
Cash	4,276,429
Total consideration paid	5,276,429

Property and equipment	2,164,023
Goodwill	663,037
Trademark/trade name/franchise fee	2,750,000
Inventory, deposits and other assets	296,104
Total assets acquired, less cash	5,873,164
Liabilities assumed	(607,735)
Common stock and warrants issued	(1,000,000)
Cash paid	(4,276,429)
Cash received in excess of cash paid	$11,000

	2014 Acquisitions
	Hooters		Hooters Australia		The
	Pacific NW	Spoon	April 1, 2014	July 1, 2014	Burger Co.	Total
Consideration paid:
Common stock	$2,891,156	$828,750	$-	$-	$300,000	$4,019,906
Warrants	978,000	280,400	-	123,333	-	1,381,733
Assumption of debt	-	-	-	5,000,000	-	5,000,000
Cash	-	-	100,000	-	250,000	350,000
Total consideration paid	3,869,156	1,109,150	100,000	5,123,333	550,000	10,751,639

Current assets, excluding cash	112,078	89,817	377,296	47,777	9,926	636,894
Property and equipment	2,731,031	391,462	2,934,307	1,603,557	284,795	7,945,152
Goodwill	1,951,909	698,583	-	8,487,138	256,379	11,394,009
Trademark/trade name/franchise fee	60,937	-	277,867	220,500	-	559,304
Deposits and other assets	20,275	5,193	90,371	20,186	-	136,025
Total assets acquired, less cash	4,876,230	1,185,055	3,679,841	10,379,158	551,100	20,671,384
Liabilities assumed	(1,009,348)	(97,541)	(1,560,710)	(1,496,536)	(1,100)	(4,165,235)
Deferred tax liabilities	-	-			-	-
Non-controlling interest	-	-	(993,999)	(3,759,289)	-	(4,753,288)
Chanticleer equity	-	-	(1,028,749)	-	-	(1,028,749)
Common stock and warrants issued	(3,869,156)	(1,109,150)	-	(123,333)	(300,000)	(5,401,639)
Assumption of debt	-	-	-	(5,000,000)	-	(5,000,000)
Cash paid	-	-	(100,000)	-	(250,000)	(350,000)
Cash received in excess of cash paid	$2,274	$21,636	$3,617	$-	$-	$27,527

Unaudited pro forma results of operations for the three month periods ended June 30, 2015 and 2014, as if the Company had acquired majority ownership of all operations acquired during 2014 and 2015 on January 1, 2014 is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Total revenues	$10,793,035	$11,030,341	$21,336,437	$21,381,179
Loss from continuing operations	(3,350,670)	(1,629,806)	(5,899,719)	(2,743,802)
Gain (loss) from discontinued operations	2,088	(72,300)	189	(104,973)
Loss attributable to non-controlling interest	201,184	126,642	342,968	149,373
Net loss	$(3,147,398)	$(1,575,464)	$(5,556,562)	$(2,699,402)
Net loss per share, basic and diluted	$(0.25)	$(0.25)	$(0.60)	$(0.44)
Weighted average shares outstanding, basic and diluted	12,455,828	6,329,406	9,314,030	6,152,931

The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any adjustments to reflect expected synergies or profit improvements that might be anticipated post-acquisition, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

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

The operating results from the discontinued operations for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Total revenue	$-	$375,443	$-	$653,913
Total operating (income) expenses	(2,088)	447,743	(189)	758,886
Net (income) loss from discontinued operations	$2,088	$(72,300)	$189	$(104,973)

As of June 30, 2015 and December 31, 2014, liabilities from discontinued operations totaled $177,204 and $177,393, respectively. The Company did not retain any assets related to the discontinued operation.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
Leasehold improvements	$10,796,681	$9,940,517
Restaurant furniture and equipment	8,501,471	7,827,925
Construction in progress	254,218	727,934
Office and computer equipment	48,059	51,746
Land and buildings	489,289	437,223
Office furniture and fixtures	73,307	60,302
	20,163,025	19,045,647
Accumulated depreciation and amortization	(5,590,431)	(5,730,238)
	$14,572,594	$13,315,409

Depreciation expense was $376,140 and $755,949 for the three and six month ended June 30, 2015. Depreciation expense was $304,372 and $573,763 for the three and six months ended June 30, 2014. Restaurant furnishings and equipment includes assets under capital leases from our South African restaurants of $203,691 and $170,320, net book value of $83,586 and $54,261 as of June 30, 2015 and December 31, 2014, respectively. Depreciation expense was $22,191 and $40,577 for capital lease assets for the three months ended June 30, 2015 and June 30, 2014, respectively. Depreciation expense was $49,156 and $58,296 for capital lease assets for the six months ended June 30, 2015 and 2014, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	June 30, 2015	December 31, 2014
South Africa	$258,991	$273,737
ABC	2,806,990	2,806,990
WEW	2,902,645	2,868,192
Just Fresh	425,151	425,151
Australia	6,803,537	7,291,329
Hooters Pacific NW	1,951,909	1,951,909
BGR	663,037	-
Total	$15,812,260	$15,617,308

The changes in the carrying amount of goodwill are summarized as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
Beginning Balance	$15,617,308	$6,496,756
Acquisitions	663,037	2,650,492
Foreign currency translation (loss) gain	(468,085)	34,993
Ending Balance	$15,812,260	$9,182,241

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

Intagible assets	June 30, 2015	December 31, 2014
Franchise fees:
South Africa	$350,311	$290,986
Europe	58,355	106,506
Australia	353,775	383,529
Hooters Pacific NW	90,000	90,000
BGR	1,320,000	-
Chanticleer Holdings *	135,000	135,000
	2,307,441	1,006,021

Trademark, Tradenames:
Just Fresh	1,010,000	1,010,000
American Roadside Burger	1,783,954	1,783,954
BGR	1,430,000	-
	4,223,954	2,793,954
Total Intangibles at cost	6,531,395	3,799,975
Accumulated amortization	(507,234)	(403,472)
Intangible assets, net	$6,024,161	$3,396,503

* Amortization of the Chanticleer franchise cost will begin with the opening of a related restaurant.

Amortization expense was $32,171 and $90,999 for the three and six months ended June 30, 2015. Amortization expense was $77,700 and $153,920 for the three and six months ended June 30, 2014.

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

		June 30, 2015	December 31, 2014

Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime plus 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(a)	$151,264	$176,731

Line of credit to a bank, expires in October 10, 2015.	(b)	-	500,000

Note payable to a bank due interest only at a 5% rate; balloon principal payment due June 10, 2019; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(c)	490,551	500,000

Loan agreement with an outside company on December 23, 2013, interest at 1% per month, paid in full in 2015	(d)	-	100,000

Loan agreement with an outside company on June 20, 2014, interest at 8% annual rate, paid in full in 2015	(e)	-	100,000

Mortage loan dated April, 2014, interest ar South African prime rate + 2.6% (11.85% as of June 30, 2015); due July 31, 2024; secured by a bond on all assets at our Port Elizabeth, South Africa location and partially guaranteed by our CEO and South African COO	(f)	270,175	294,362

Loan agreement with an outside company on July 1, 2014, interest at 12% annual rate, secured by certain secured assets and gaming revenue of the Australian entities, net of discount of $257,800 and $343,733, respectively; matures January 31, 2017	(g)	4,742,200	4,656,267

Bank overdraft facilities; unsecured; maximum facilities $260,000; interest rate 11% at June 30, 2015, with annual renewal each December.	(h)	125,636	151,868

Term facility with monthly payments of 45,288 Rand, including interest at South African Prime + 1.0% (10.25% as of June 30, 2015); due June 14, 2016	(i)	41,217	64,309

Term facility with monthly payments of 44,727 Rand including interest at South Afican Prime + 3.0% (12.25% as of June 30, 2015); due November 15, 2019.	(j)	148,391	170,053

Term facility with monthly payments of 33,750 Rand, including interest at South Afican Prime + 3.0% (12.25% as of June 30, 2015); due December 1, 2018.	(k)	93,111	109,340

Total long-term debt		$6,062,545	$6,822,930
Current portion of long-term debt		3,195,365	1,813,647
Long-term debt, less current portion		$2,867,180	$5,009,283

(a) and (b) On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”) which provides for a $500,000 revolving credit facility with a one-year term from the closing date. The Credit Agreement is available to be drawn at the Company’s discretion to finance investments in new business ventures and for the Company’s general corporate working capital requirements in the ordinary course of business. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406, whereas the new credit facility (b) expires on October 10, 2015. Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (3.25% as of June 30, 2015) plus 1.00%. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

(c) During September 2014, the Company revised a note with Paragon for $500,000 due on June 10, 2019. The note bears interest at a 5% annual rate, with principal and interest monthly payments of $11,532 starting in June 2015 until the maturity date.

(d) On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000, originally due on February 23, 2014. Interest is compounded monthly at a rate of 1%. As of February 23, 2014, the Company was not in compliance with the terms of this note due to non-payment of principal and interest. On March 21, 2014 and August 20, 2014, the Company paid the note holder $25,000 each of principal and accrued interest. In March 2015, the Company repaid the loan in full.

(e) On June 20, 2014, the Company entered into a loan agreement with an outside company for $100,000, originally due on July 11, 2014. In March 2015, the Company issued 100,000 shares of its common stock to repay the loan, accrued interest and penalties in full. The Company recognized a loss on extinguishment of debt of $45,000 during the three months ended March 31, 2015, representing the difference between the fair value of the shares issued and the carrying value of the outstanding debt and accrued interest.

(f) In April 2014, our South African subsidiary entered into a mortgage note with a South African bank for the purchase of the building in Port Elizabeth for our Hooters location. The 10-year note was originally issued in the amount of $330,220 with an annual interest rate of 2.6% above the South African prime rate (prime currently 9.25%). Monthly principal and interest payments of approximately $4,600 commenced in August, 2014. The mortgage note is personally guaranteed by our CEO and South African COO and secured by the assets of the Port Elizabeth building.

(g) On July 1, 2014, pursuant to Purchase Agreements executed on June 30, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”), which own, operate, and manage Hooters restaurant locations and gaming operations in Australia. The ownership interest in the Australian Entities was purchased from the respective entities in exchange for the Company agreeing to assume a five million dollar ($5,000,000) debt bearing interest at 12% annually and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock. Originally principal repayments were as follows: $2,000,000 on December 31, 2014, $2,000,000 on June 30, 2015, and $1,000,000 on December 31, 2015. On October 15, 2014, principal repayments were restructured whereby $200,000 was due on December 31, 2014, $50,000 is payable each month from January 2015 through December 2015, $2,000,000 is payable January 31, 2016, $1,200,000 is payable on July 31, 2016 and the remaining $1,000,000 is due by January 31, 2017. The Company and the note holder are currently in discussion to renegotiate the terms of the above payments and other terms of the agreement. The note holder has not demanded the above payments (as of December 31, 2014 through currently) nor will they unless the negotiations terminate. The Company has paid the agreed upon monthly interest payments in 2015 and is currently negotiating a change in payment terms.

(h) The Company’s South African subsidiary has local bank financing in the form of term and overdraft facilities with $125,636 and $151,868 outstanding as of June 30, 2015 and December 31, 2014 respectively.

(i) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of approximately $3,500, including interest at South African Prime +1.0%. The term loan matures on June 14, 2016.

(j) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of approximately $3,500, including interest South African Prime +3.0%. The term loan matures on November 15, 2019.

(k) The Company’s South African subsidiary has local bank financing in the form of a term loan with monthly payments of approximately $2,700, including interest at South African Prime + 3.0%. The term loan matures on December 1, 2018.

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows:

	June 30, 2015	December 31, 2014

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(1,083,339)	(1,583,333)
15% Convertible notes payable issued in March 2014	-	500,000
Discounts on above convertible note	-	(63,730)
8% Convertible notes payable issued in Nov/Dec 2014	100,000	350,000
Discounts on above convertible note	(38,004)	(289,254)
8% Convertible notes payable issued in January 2015	150,000	-
Discounts on above convertible note	(116,383)	-
8% Convertible notes payable issued in January 2015	1,000,000	-
Discounts on above convertible note	(731,125)	-
9% Convertible notes payable issued in March 2015	-	-
Discounts on above convertible note	-	-

	2,281,149	1,913,683
Current portion of convertible notes payable	(268,875)	(436,270)
Convertible notes payable, less current portion	$2,012,274	$1,477,413

In the first six months of 2015, the Company entered into agreements whereby the Company issued new convertible promissory notes for a total of $2,150,000. In addition, the holders of three convertible notes in the amounts of $1,000,000, $500,000 and $250,000 elected to convert their notes to common stock during the first six months of 2015.

In January 2015, the Company issued convertible promissory notes for $1,000,000. The notes accrues interest at 8% per annum until the date the note is converted. The notes is convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The holder could demand payment in full after one year from the issuance date. The Company also issued warrants to purchase 250,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants is $670,300 and $202,358, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date. In July, 2015, subsequent to the balance sheet date, $250,000 of the $1,000,000 note was converted into common stock. See Note 16 Subsequent Events.

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

In January 2015, a convertible debt holder converted $500,000 principal plus accrued interest into 373,333 shares of the Company’s common stock. In addition, another convertible debt holder converted $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $125,089 during the three months ended March 31, 2015.

In March 2015, the Company issued a convertible promissory note for $1,000,000, which was subsequently converted to common stock in June 2015. The note accrued interest at 9% per annum until the date the note was converted. The note was convertible into the Company’s common stock at $2.00 per share. If not converted, the note matured two years from the issuance date. The Company also issued warrants to purchase 320,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants on the date of issuance was $455,008 and $315,008, respectively. The resulting debt discount was being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a component of additional paid-in capital in the accompanying condensed consolidated balance sheet. During June 2015, this $1,000,000 million note was converted into 500,000 shares of common stock at the $2.00 per share contractual conversion price. On the date of conversion, $643,371 of unamortized debt discount was accelerated and recognized as interest expense during the three months ended June 30, 2015 in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

The fair value of the embedded conversion feature and the warrants were estimated using the Black-Scholes option-pricing model which approximates the Binomial Lattice model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility was determined by the historical volatilities for industry peers and used an average of those volatilities. The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. Key assumptions used to apply this pricing model as of the date of issuance, December 31, 2014 and June 30, 2015 are presented in the table below:

	6% Note Issued on	15% Note Issued on	8% Note Issued on	8% Note Issued on	8% Notes Issued on	8% Notes Issued on
	August 2, 2013	March 19, 2014	November 19, 2014	December 16, 2014	January 5, 2015	January 5, 2015
Common stock closing price	$4.15	$3.87	$1.70	$1.53	$1.75	$1.75
Conversion per share price	$3.73	$3.29	$1.45	$1.30	$1.33	$1.33
Conversion shares	804,764	151,999	172,672	77,061	112,402	749,344
Expected life (in years)	3.0	1.0	3.0	3.0	3.0	3.0
Expected volatility	110%	62%	74%	74%	73%	73%
Call option value	$2.82	$1.19	$0.90	$0.81	$0.97	$0.97
Risk-free interest rate	0.59%	0.15%	1.10%	1.10%	0.90%	0.90%
Dividends	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014
Common stock closing price	$1.73	$1.73	$1.73	$1.73	NA	NA
Conversion per share price	$1.49	$1.47	$1.26	$1.26	NA	NA
Conversion shares	2,008,032	340,020	199,177	77,061	NA	NA
Expected life (in years)	1.6	0.2	2.9	3.0	NA	NA
Expected volatility	64%	66%	74%	74%	NA	NA
Call option value	$0.64	$0.35	$0.77	$0.78	NA	NA
Risk-free interest rate	0.67%	0.40%	1.10%	1.10%	NA	NA
Dividends	0.00%	0.00%	0.00%	0.00%	NA	NA

	June 30, 2015	June 30, 2015	June 30, 2015	June 30, 2015	June 30, 2015	June 30, 2015
Common stock closing price	$2.47	NA	NA	$2.47	$2.47	$2.47
Conversion per share price	$2.47	NA	NA	$2.16	$2.16	$2.16
Conversion shares	1,216,989	NA	NA	46,318	69,477	463,177
Expected life (in years)	1.1	NA	NA	2.5	2.5	2.5
Expected volatility	65%	NA	NA	68%	68%	68%
Call option value	$0.66	NA	NA	$1.12	$1.13	$1.13
Risk-free interest rate	0.28%	NA	NA	1.07%	1.02%	1.02%
Dividends	0.00%	NA	NA	0.00%	0.00%	0.00%

9. CAPITAL LEASES PAYABLE

Capital leases payable are as follows:

	June 30, 2015	December 31, 2014

Capital lease payable, bearing interest at 10%, through August 2017	$8,297	$10,502

Capital lease payable, bearing interest at 11.5%, through December 2017	40,985	-

Capital lease payable, bearing interest at 11.5%, through July 2016	17,633	26,489

Capital lease payable, bearing interest at 11.5%, through November 2016	28,999	40,336

Capital lease payable, bearing interest at 10%, through March 2015	-	1,333
Total capital leases payable	95,914	78,660
Current maturities	55,521	42,032
Capital leases payable, less current maturities	$40,393	$36,628

10. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	June 30, 2015	December 31, 2014

Accounts payable	$4,646,177	$3,382,818
Accrued taxes (VAT, GST, Sales, Payroll)	1,865,640	1,604,829
Accrued income taxes	47,427	92,618
Accrued interest	309,260	499,866
	$6,868,504	$5,580,131

11. Stockholders’ Equity

The Company has 45,000,000 shares of its $0.0001 par value common stock authorized at both June 30, 2015 and December, 2014, and 13,681,330 and 7,249,442 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both June 30, 2015 and December 31, 2014. No shares have been issued or outstanding at either June 30, 2015 or December 31, 2014.

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

On March 16, 2015, the Company completed a rights offering, receiving subscriptions (including both basic and oversubscriptions) for 3,899,742 shares of its common stock for net proceeds of $7,062,325.

Effective March 15, 2015, the Company closed the purchase of BGR Holdings, LLC. In consideration of the purchased assets, the Company issued 500,000 shares of the Company’s common stock as a component of the total purchase price (See Note 3- Acquisitions).

In June 2015, a convertible debt holder converted $1,000,000 principal into 500,000 shares of the Company’s common stock.

On June 19, 2015, the Company entered into an agreement with an institutional investor and accredited investors for a registered direct placement of 860,000 shares of common stock at $2.50 per share. The agreement also provides an overallotment right for the investor(s) to purchase up to 860,000 additional shares of common stock at $2.50 per share during the 75 days following the initial closing.

During the first six months of 2015, the Company issued 30,100 shares of common stock and warrants for services valued at $186,830 of which $97,898 and $88,932 was expensed in the first and second quarters of 2015, respectively. The recorded value for common stock issued for services was based on the closing market prices for the Company’s common stock. The recorded value of the warrants issued for services valued utilizing the Black-Scholes model.

See Note 16 Subsequent Events for information regarding issuances of Common Stock subsequent to June 30, 2015.

Options and Warrants

There are no options outstanding as of June 30, 2015 and December 31, 2014.

Fair value of any warrant issuances are valued utilizing the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities.

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding January 1, 2015	8,715,804	$5.23	2.5
Granted	840,500	2.55
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2015	9,556,304	$4.99	2.6

Exercisable June 30, 2015	9,556,304	$4.99	2.6

The following table presents information related to stock warrants as of June 30, 2015:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants

>$5.00	3,554,514	2.3	3,554,514
$4.00-$5.00	3,935,117	2.5	3,935,117
$3.00-$4.00	663,901	4.4	663,901
$2.00-$3.00	1,402,772	3.4	1,402,772
	9,556,304		9,556,304

Warrant amortization is summarized as follows:

	Three Months Eneded		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Interest expense	$1,117,540	$259,442	$1,592,414	$582,617
Consulting expense	-	22,375	22,375	44,750
	$1,117,540	$281,817	$1,614,789	$627,367

12. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties as follows:

	June 30, 2015	December 31, 2014

Hoot SA I, LLC	$12,963	$12,196
Hooters Australia Partner	404,430	1,087,451
Chanticleer Investors, LLC	199,436	199,436
	$616,829	$1,299,083

At June 30, 2015 and December 31, 2014, the Company’s liabilities included amounts payable to its Australian partner in connection with Surfers Paradise and Townsville construction costs.

Due from related parties

The Company has made advances to related parties. The amounts owed to the Company are as follows:

	June 30, 2015	December 31, 2014

Hoot SA II, III, IV LLC	$45,615	$46,015
	$45,615	$46,015

13. SEGMENT INFORMATION

The Company operates and reports its results as a single operating segment. Revenues and operating loss by geographic area were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
United States	$6,230,215	$3,197,150	$10,327,757	$5,834,909
South Africa	1,567,847	1,662,670	3,245,429	3,303,756
Australia	2,021,786	511,680	3,993,383	511,680
Europe	973,187	1,172,864	1,897,615	2,242,998
	$10,793,035	$6,544,364	$19,464,184	$11,893,343

Operating Income (Loss):
United States	$(1,625,648)	$(1,077,902)	$(3,116,777)	$(2,574,339)
South Africa	36,189	(73,091)	(17,439)	(149,615)
Australia	(492,709)	(280,568)	(857,776)	(280,568)
Europe	(7,968)	37,515	(529)	25,809
	$(2,090,136)	$(1,394,046)	$(3,992,521)	$(2,978,713)

Long-lived assets by geographic area were as follows:

Long Lived Assets:	June 30, 2015	December 31, 2014
United States	$18,169,066	$15,299,108
South Africa	2,279,737	2,172,528
Australia	14,334,907	13,068,305
Europe	3,476,929	3,648,133
Brazil	135,000	135,000
	$38,395,639	$34,323,074

14. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw has appealed this decision, and a court date has been set for February 1, 2016.

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

At June 30, 2015 and December 31, 2014, the Company’s available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$35,362

Liabilities:
Embedded conversion feature	$1,458,499	$-	$-	$1,458,499
Warrants	$388,693			$388,693
December 31, 2014
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$35,362

Liabilities:
Embedded conversion feature	$1,610,900	$-	$-	$1,610,900
Warrants	$334,300	$-	$-	$334,300

At June 30, 2015 and December 31, 2014, the Company’s available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs:

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2015	$334,300	$1,610,900	$1,945,200

Change in fair value of derivative liability	120,593	(691,500)	(570,907)
Amounts included in debt discount	-	778,900	778,900
Reclassification of derivative liability to equity	(66,200)	(239,801)	(306,001)
Balance at June 30, 2015	$388,693	$1,458,499	$1,847,192

16. SUBSEQUENT EVENTS

Acquisition of BT’s

On July 1, 2015, the Company closed the acquisition with BT’s Burgerjoint Management, LLC, a limited liability company organized under the laws of North Carolina (“BT’s”), including the ownership interests of four operating restaurant subsidiaries engaged in the fast casual hamburger restaurant business under the name “BT’s Burger Joint.” In consideration of the purchased assets, the Company paid a purchase price consisting of $1,400,000 in cash and 424,080 shares of the Company’s common stock, $0.0001 par value per share.

A final valuation of the assets and liabilities and purchase price allocation of BT’s has not been completed as of this reporting period. Consequently, the purchase price will be allocated based upon the fair values of asset and liability amounts with the excess classified as goodwill during the third quarter of 2015.

Acquisition of LBB

On July 31, 2015, Chanticleer Holdings, Inc. entered into a Membership Interest Purchase Agreement to acquire various entities operating eight Little Big Burger restaurants in the State of Oregon and LBB Acquisition, LLC, (“LBB”). The Company has agreed to pay a purchase price consisting of $3,600,000 in cash and shares of the Company’s common stock, $0.0001 par value per share, equal to $2,500,000 in the aggregate. Closing of the acquisition is expected to occur on or before September 30, 2015, and is dependent on various closing conditions.

Conversion of Debt

During July 2015, $225,000 of the Company’s $1 million January 2015 convertible debt was converted into 112,500 shares of common stock at $2.00 per share.

Australia

On July 14, 2015, voluntary administrators were appointed to review the affairs and assess the financial condition of the Hooters Australia stores. The initiation of voluntary administration followed the request of the Company because the Company believes its operating partner had been mismanaging the business.

The Company has 60% ownership of the following entities, all of which were placed into administration:

Hoot Gold Coast Pty. Ltd.	Australia
Hoot Townsville Pty. Ltd	Australia
Hoot Parramatta Pty Ltd	Australia
Hoot Campbelltown Pty. Ltd	Australia
Hoot Australia Pty Ltd	Australia
Hoot Penrith Pty Ltd	Australia
TMIX Management Australia Pty Ltd.	Australia

The administration does not include Chanticleer Holdings or its subsidiaries, other than the Australian Entities.

The Administrators came to the conclusion to place the assets of the above entities up for sale to satisfy the creditors.

The Company has been negotiating with the administrators and has reached an agreement with the administrator as to the consideration for the purchase of the assets of the Hooters and the Darling Harbor Margaritaville properties located in Australia.  The transactions will allow the Company to continue to operate its Hooters Australia stores, and also take over operations of the Margaritaville store, which it did not previously own.

The Company and its new partner in Australia have established new legal entities for the purpose of purchasing the assets from administration, holding the franchise rights for Hooters and the Darling Harbor Margaritaville, and operating the stores.  Through these entities, the Company’s ownership in the Hooters Australia stores will be 80%. Through this agreement, the Company will also obtain a 50% ownership of the Margaritaville store. Also as part of this agreement the Company will obtain ownership of certain gaming machines and gaming licenses located at the Margaritaville store. The Company will receive 100% of the gaming revenue from these gaming machines and licenses.

As of July 14, 2015, the Company lost temporary control of these assets as a result of the administrative process, however, the Company anticipates regaining control in the near future. In the event that the Company is not able to complete the transactions and regain control of the Australia operations, it may then have to deconsolidate the subsidiary and may incur an impairment of its investment in those subsidiaries.

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

We own and operate fourteen Hooters franchises and several other fast casual restaurant brands, including the American Burger Company chain and a majority interest in the Just Fresh restaurant chain. Hooters restaurants are casual beach-themed establishments feature music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

American Burger Company (“ABC”) is a 10-year-old fast casual dining chain consisting of five locations in New York and the Carolinas, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. In March 2015, we acquired burger chain BGR: The Burger Joint, which consists of twenty-two locations in the United States and two franchise locations in the Middle East.

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

As of June, 30, 2015, system-wide store count totaled 47, consisting of 35 company-owned locations and 12 franchise locations.

On July 1, 2015, we acquired BT’s Burger Joint, adding four locations in Charlotte, North Carolina. On July 31, 2015, we entered into a definitive agreement to acquire Little Big Burger, which is expected to add eight locations in Portland, Oregon during the third calendar quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Our results of operations are summarized below:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change

Restaurant sales, net	$10,480,370		$6,443,489		62.7%
Gaming income, net	99,823		75,724		31.8%
Management fees - non-affiliate	77,903		25,151		209,7%
Frachise income	134,939		-		-
Total revenue	10,793,035		6,544,364		64.9%

Expenses:
Restaurant cost of sales	3,616,930	34.5%	2,292,745	35.6%	57.8%
Restaurant operating expenses	6,384,905	60.9%	3,766,452	58.5%	69.5%
Restaurant pre-opening and closing expenses	391,442	3.7%	260,981	4.1%	50.0%
General and administrative	2,081,583	19.9%	1,236,160	19.2%	68.4%
Depreciation and amortization	408,311	3.9%	382,072	5.9%	6.9%
Total expenses	12,883,171	122.9%	7,938,410	123.2%	62.3%
Loss from operations	$(2,090,136)		$(1,394,046)		49.9%

Revenue

Total revenue increased 64.9% to $10,793,035 for the three months ended June 30, 2015 from $6,544,364 for the three months ended June 30, 2014. Total revenue increased from growth in restaurant sales, gaming revenue and management fees resulting from the increase in store locations owned and operated by the Company largely attributable to the acquisitions.

Revenues from restaurant sales, net increased 62.7% to $10,480,370 for the three months ended June 30, 2015 from $6,443,489 for the three months ended June 30, 2014. Restaurant sales increased due primarily to growth in the number of acquired store locations owned and operated by the Company.

Gaming income increased 31.8% to $99,823 for the three months ended June 30, 2015 from $75,724 for the three months ended June 30, 2014. We began earning revenue from gaming machines starting January 31, 2014 in connection with the acquisition of the Hooters restaurant an attached gaming facility in Oregon. In addition, on July 1, 2014, we began earning revenue from gaming machines located in Sydney Australia, which revenues will continue until the $5 million of debt assumed in connection with the acquisition of the Hooters franchise stores in Australia is repaid. After that debt has been repaid, our participation in the gaming revenue at the Sydney location will decrease from 100% to 60%.

Management fee income increased 209.7% to $77,903 for the three months ended June 30, 2015 from $25,151 for the three months ended June 30, 2014 primarily from fees earned in Australia.

Franchise income was 134,939 for the three months ended June 30, 2015 compared with zero in the prior year. The franchise income resulted from the acquisition of BGR: The Burger Joint in March 2015.

Restaurant cost of sales

Restaurant cost of sales increased 57.8% to $3,616,930 for the three months ended June 30, 2015 from $2,292,745 for the three months ended June 30, 2014 due to the increase in the number of store locations and related restaurant business volumes largely attributable to the acquisitions.

As a percentage of restaurant sales, net, restaurant cost of sales decreased to 34.5% for the three months ended June 30, 2015 from 35.6% for the three months ended June 30, 2014. Our cost of restaurant sales as a percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Three Months Ended June 30,
	2015		2014
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$573,381	36.6%	$634,101	38.1%	-9.6%
Hooters - Europe	344,427	35.4%	427,442	36.4%	-19.4%
American Burger Company	384,687	33.6%	294,323	39.4%	30.7%
Just Fresh	514,477	35.1%	454,937	36.2%	13.1%
Hooters - Australia	667,548	34.4%	151,724	29.7%	340.0%
Hooters - Pacific NW	400,880	33.1%	330,218	30.2%	21.4%
BGR: The Burger Joint	731,530	33.6%	-
Total Cost of Sales	$3,616,930	34.5%	$2,292,745	35.6%	57.8%

Restaurant operating expenses

Restaurant operating expenses increased 69.5% to $6,384,905 for the three months ended June 30, 2015 from $3,766,452 for the three months ended June 30, 2014 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Three Months Ended June 30,
	2015		2014
Restaurant Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$759,597	48.4%	$818,987	49.3%	-7.3%
Hooters - Europe	506,198	52.0%	581,482	49.6%	-12.9%
American Burger Company	834,672	73.0%	587,405	78.6%	42.1%
Just Fresh	769,350	52.5%	650,417	51.8%	18.3%
Hooters - Australia	1,411,883	72.7%	342,351	66.9%	312.4%
Hooters - Pacific NW	894,762	73.9%	785,810	71.9%	13.9%
BGR: The Burger Joint	1,208,443	55.5%	-
Total Restaurant operating expenses	$6,384,905	60.9%	$3,766,452	58.5%	69.5%

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased 50.0% to $391,442 for the three months ended June 30, 2015 from $260,981 for the three months ended June 30, 2014. The increase was due primarily to the Company’s opening of the Townsville Hooters location in Australia and the closing of our ABC location in Columbia, South Carolina.

General and Administrative Expense (“G&A”)

G&A increased 68.4% to $2,081,583 for the three months ended June 30, 2015 from $1,236,160 for the three months ended June 30, 2014. As a percentage of restaurant revenue, G&A increased to 19.9% for the three months ended June 30, 2015 from 19.2 % for the three months ended June 30, 2014. The slight increase in G&A as a percent of revenue is primarily due to the growth through acquisitions that increased the scale of our business and will allow us to more effectively leverage our operating overhead over a larger revenue base going forward. The more significant components of G&A are summarized as follows:

	Three Months Ended June 30,
General and Administrative Expenses	2015	2014	% Change
Professional fees	$468,804	$259,790	80.5%
Salary and benefits	665,251	435,921	52.6%
Consulting and investor relations fees	481,892	225,915	113.3%
Travel and entertainment	84,558	59,686	41.7%
Shareholder services and fees	20,286	33,519	-39.5%
Other G&A	360,792	221,329	63.0%
Total G&A Expenses	$2,081,583	$1,236,160	68.4%

Professional fees increased 80.5% to $468,804 for the three months ended June 30, 2015 from $259,790 for the three months ended June 30, 2014 due to increased accounting, audit and legal fees attributable to the increased scope and complexity of our operations following the acquisitions.

Salary and benefits increased 52.6 % to $665,251 for the three months ended June 30, 2015 from $435,921 for the three months ended June 30, 2014 primarily due to the addition of restaurant management personnel during 2014 and 2015 to support our growth.

Consulting and investor relations fees increased 113.3 % to $481,892 for the three months ended June 30, 2015 from $225,915 for the three months ended June 30, 2014. The Company utilizes outside consultants and investor relations firms in both years in connection with expanding the Company’s business and marketing initiatives.

Travel and entertainment increased 41.7% to $84,558 for the three months ended June 30, 2015 from $59,686 for the three months ended June 30, 2014 due to increased personnel supporting our global operations.

Shareholder services and fees decreased 39.5% to $20,286 for the three months ended June 30, 2015 from $33,519 for the three months ended June 30, 2014 primarily due to the reduction of the Company’s rates.

Other G&A expenses increased 63.0% to $360,792 for the three months ended June 30, 2015 from $221,329 for the three months ended June 30, 2014 primarily due to the growth in our operations.

We expect the costs associated with the activities of the restaurant business and corporate activities to increase as we continue to grow, but we expect G&A as a percentage of sales to decline as we leverage our overhead across a larger business.

Depreciation and amortization

Depreciation and amortization expense increased 6.9% to $408,311 for the three months ended June 30, 2015 from $382,072 for the three months ended June 30, 2014 due to increased depreciable property and equipment and franchise fees associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended June 30,
Other Income (Expense)	2015	2014	% Change
Interest expense	$(1,373,797)	$(350,760)	291.7%
Change in fair value of derivative liabilities	232,854	272,100	-14.4%
Realized gains on securities	-	4,127	-100.0%
Other income	76,859	4,552	1588.5%
Total Other Income (Expense)	$(1,064,084)	$(69,981)	1420.5%

Interest Expense

Interest expense increased 291.7% to $1,373,797 for the three months ended June 30, 2015 from $350,760 for the three months ended June 30, 2014. The Company increased its debt obligations and related interest expenses in connection with the Company’s growth strategy and recent business combinations, which included the assumption of $5 million in additional long term debt for the acquisition of the Australia entities. The three months ended June 30, 2015 also included one-time accelerated non-cash amortization of debt discount of approximately $643,000 related to conversion of a note payable of $1 million.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability amounted to $232,854 for the three months ended June 30, 2015 from $272,100 for the three months ended June 30, 2014. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the derivative price of the Company’s common stock.

Realized Gains

Realized gains resulted from the sale of investments in the prior year. We did not sell any investments in the current year and recognized $4,127 for the three months ended June 30, 2014.

Other Income (Expense)

Other income (expense) was $76,859 for the three months ended June 30, 2014 compared to income of $4,552 for the prior year period. The increase is primarily attributable to an increase in fees received from our restaurants for sponsorship fees.

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Net gain from discontinued operations was $2,088 for the three months ended June 30, 2015 compared to a net loss of $72,300 for the three months ended June 30, 2014. The Company discontinued the operations of its Spoon business in December 2014.

RESULTS OF OPERATIONS FOR THE six MONTHS ENDED JUNE 30, 2015 COMPARED TO THE six MONTHS ENDED JUNE 30, 2014

Our results of operations are summarized below:

	Six Months Ended June 30,
	2015		2014
	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change

Restaurant sales, net	$18,902,212		$11,711,957		61.4%
Gaming income, net	231,850		131,235		76.7%
Management fees - non-affiliate	179,124		50,151		257.2%
Frachise income	150,998		-
Total revenue	19,464,184		11,893,343		63.7%

Expenses:
Restaurant cost of sales	6,578,588	34.8%	4,169,671	35.6%	57.8%
Restaurant operating expenses	11,453,044	60.6%	6,869,978	58.7%	66.7%
Restaurant pre-opening and closing expenses	598,189	3.2%	260,981	2.2%	129.2%
General and administrative	3,979,936	21.1%	2,844,743	24.3%	39.9%
Depreciation and amortization	846,948	4.5%	726,683	6.2%	16.5%
Total expenses	23,456,705	124.1%	14,872,056	127.0%	57.7%
Loss from operations	$(3,992,521)		$(2,978,713)		34.0%

Revenue

Total revenue increased 63.7% to $19,464,184 for the six months ended June 30, 2015 from $11,893,343 for the six months ended June 30, 2014. Total revenue increased from growth in restaurant sales, gaming revenue and management fees resulting from the increase in store locations owned and operated by the Company largely attributable to the acquisitions.

Revenues from restaurant sales, net increased 61.4% to $18,902,212 for the six months ended June 30, 2015 from $11,711,957 for the six months ended June 30, 2014. Restaurant sales increased due primarily to growth in the number of acquired store locations owned and operated by the Company.

Gaming income increased 76.7% to $231,850 for the six months ended June 30, 2015 from $131,235 for the six months ended June 30, 2014. We began earning revenue from gaming machines starting January 31, 2014 in connection with the acquisition of the Hooters restaurant an attached gaming facility in Oregon. In addition, on July 1, 2014, we began earning revenue from gaming machines located in Sydney Australia, which revenues will continue until the $5 million of debt assumed in connection with the acquisition of the Hooters franchise stores in Australia is repaid. After that debt has been repaid, our participation in the gaming revenue at the Sydney location will decrease from 100% to 60%.

Management fee income increased 257.2% to $179,124 for the six months ended June 30, 2015 from $50,151 for the six months ended June 30, 2014 primarily from fees earned in Australia.

Franchise income was $150,998 for the six months ended June 30, 2015 compared with zero in the prior year. The franchise income resulted from the acquisition of BGR: The Burger Joint in March 2015.

Restaurant cost of sales

Restaurant cost of sales increased 57.8% to $6,578,588 for the six months ended June 30, 2015 from $4,169,671 for the six months ended June 30, 2014 due to the increase in the number of store locations and related restaurant business volumes largely attributable to the acquisitions.

As a percentage of restaurant sales, net, restaurant cost of sales decreased to 34.8% for the six months ended June 30, 2015 from 35.6% for the six months ended June 30, 2014. Our cost of restaurant sales as a percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Six Months Ended June 30,
	2015		2014
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$1,231,708	38.0%	$1,261,735	38.2%	-2.4%
Hooters - Europe	662,526	34.9%	800,366	35.7%	-17.2%
American Burger Company	776,804	35.0%	557,196	39.7%	39.4%
Just Fresh	974,736	35.2%	853,987	35.3%	14.1%
Hooters - Australia	1,315,025	34.6%	151,724	29.7%	766.7%
Hooters - Pacific NW	758,485	31.3%	544,663	29.7%	39.3%
BGR: The Burger Joint	859,304	33.8%	-
Total Cost of Sales	$6,578,588	34.8%	$4,169,671	35.6%	57.8%

Restaurant operating expenses

Restaurant operating expenses increased 66.7% to $11,453,044 for the six months ended June 30, 2015 from $6,869,978 for the six months ended June 30, 2014 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Six Months Ended June 30,
	2015		2014
Restaurant Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters - South Africa	$1,642,112	50.6%	$1,726,431	52.3%	-4.9%
Hooters - Europe	1,037,944	54.7%	1,157,703	51.6%	-10.3%
American Burger Company	1,578,232	71.1%	1,121,029	79.8%	40.8%
Just Fresh	1,444,876	52.1%	1,252,301	51.8%	15.4%
Hooters - Australia	2,629,441	69.2%	342,351	66.9%	668.1%
Hooters - Pacific NW	1,708,270	70.4%	1,270,163	69.3%	34.5%
BGR: The Burger Joint	1,412,169	55.5%	-
Total Restaurant operating expenses	$11,453,044	60.6%	$6,869,978	58.7%	66.7%

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased 129.2% to $598,189 for the six months ended June 30, 2015 from 260,981 for the six months ended June 30, 2014. The increase was due primarily to the Company’s opening of the Townsville Hooters location in Australia in May 2015 and the closing of our ABC location in Columbia, South Carolina.

General and Administrative Expense (“G&A”)

G&A increased 39.9% to $3,979,936 for the six months ended June 30, 2015 from $2,844,743 for the six months ended June 30, 2014. As a percentage of restaurant revenue, G&A decreased to 21.1% for the six months ended June 30, 2015 from 24.3 % for the six months ended June 30, 2014. The improvement in G&A as a percent of revenue is primarily due to the growth through acquisitions that increased that scale of our business and allowed us to more effectively leverage our operating overhead over a larger revenue base. The more significant components of G&A are summarized as follows:

	Six Months Ended June 30,
General and Administrative Expenses	2015	2014	% Change
Professional fees	$917,794	$619,307	48.2%
Salary and benefits	1,115,689	843,034	32.3%
Consulting and investor relations fees	1,122,285	790,448	42.0%
Travel and entertainment	152,613	134,305	13.6%
Shareholder services and fees	38,275	74,486	-48.6%
Other G&A	633,280	383,163	65.3%
Total G&A Expenses	$3,979,936	$2,844,743	39.9%

Professional fees increased 48.2% to $917,794 for the six months ended June 30, 2015 from $619,307 for the six months ended June 30, 2014 due to increased accounting, audit and legal fees attributable to the increased scope and complexity of our operations following the acquisitions.

Salary and benefits increased 32.3 % to $1,115,689 for the six months ended June 30, 2015 from $843,034 for the six months ended June 30, 2014 primarily due to the addition of restaurant management personnel during 2014 and 2015 to support our growth.

Consulting and investor relations fees increased 42.0 % to $1,112,285 for the six months ended June 30, 2015 from $790,448 for the six months ended June 30, 2014. The Company utilizes outside consultants and investor relations firms in both years in connection with expanding the Company’s business and marketing initiatives.

Travel and entertainment increased 13.6% to $152,613 for the six months ended June 30, 2015 from $134,305 for the six months ended June 30, 2014 due to increased personnel supporting our global operations.

Shareholder services and fees decreased 48.6% to $38,275 for the six months ended June 30, 2015 from $74,486 for the six months ended June 30, 2014 primarily due to the reduction of the Company’s rates.

Other G&A expenses increased 65.3% to $633,280 for the six months ended June 30, 2015 from $383,163 for the six months ended June 30, 2014 primarily due to the growth in our operations.

We expect the costs associated with the activities of the restaurant business and corporate activities to increase as we continue to grow, but we expect G&A as a percentage of sales to decline as we leverage our overhead across a larger business.

Depreciation and amortization

Depreciation and amortization expense increased 16.5% to $846,948 for the six months ended June 30, 2015 from $726,683 for the six months ended June 30, 2014 due to increased depreciable property and equipment and franchise fees associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Six Months Ended June 30,
Other Income (Expense)	2015	2014	% Change
Interest expense	$(2,078,649)	$(687,541)	202.3%
Change in fair value of derivative liabilities	570,907	704,200	-18.9%
Loss on extinguishment of debt	(170,089)	-	-
Realized gains on securities	-	101,472	-100.0%
Equity in losses of investments	-	(40,694)	-100.0%
Other income	75,326	7,838	861.0%
Total Other (Expense) Income	$(1,602,505)	$85,275	-1979.2%

Interest Expense

Interest expense increased 202.3% to $2,078,649 for the six months ended June 30, 2015 from $687,541 for the six months ended June 30, 2014. The Company increased its debt obligations and related interest expenses in connection with the Company’s growth strategy and recent business combinations, which included the assumption of $5 million in additional long term debt for the acquisition of the Australia entities. The six months ended June 30, 2015 also included one-time accelerated non-cash amortization of debt discount of approximately $643,000 related to conversion of a note payable of $1 million.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability amounted to $570,907 for the six months ended June 30, 2015 from $704,200 for the six months ended June 30, 2014. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the derivative price of the Company’s common stock

Loss on extinguishment of debt

During the six months ended June 30, 2015, two of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $125,089 and a loss on extinguishment of term debt of $45,000. The Company did not have any debt conversions in the prior year.

Realized Gains

Realized gains resulted from the sale of investments in the prior year. We did not sell any investments in the current year and recognized $101,472 for the six months ended June 30, 2014.

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

Other Income (Expense)

Other income (expense) was a loss of $75,326 for the six months ended June 30, 2014 compared to income of $7,838 for the prior year period. The increase is primarily attributable to an increase in fees received from our restaurants for sponsorship fees.

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Net gain from discontinued operations was $189 for the six months ended June 30, 2015 compared to a loss of $104,973 for the six months ended June 30, 2014. The Company discontinued the operations of its Spoon business in December 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, our cash balance was $2,808,181. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for 2015 contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts, as well as growing through the acquisition of additional restaurant businesses to expand our market scale. We completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of The Burger Joint and for general corporate purposes in the first quarter of 2015. During the second quarter, we completed an equity transaction raising net proceeds of approximately $1.9 million. In the third quarter, we expect to raise additional capital through the issuance of common stock to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes and extend principal payment terms on our $5 million note. As discussed in Note 16, Subsequent Events, we have entered into an agreement to acquire 50% of the assets of the Margaritaville in Sydney, Australia including 100% of the gaming machines and licenses in this location, and 80% of the assets of five Hooters location in Australia. As of the date of this filing, the Company has executed business sale agreements for the purchase of the assets of Margaritaville and four of the Hooters Australia properties. The Company expects to complete the agreement for the fifth and final Hooters Australia property imminently. The closings are contingent upon the assumption of leases, franchise agreements and, other closing conditions. We have agreed to indemnify the administrators and sellers against any losses or claims resulting from non-performance by the Company. In the event we are unable to complete the acquisitions, we could incur additional costs which could have an adverse impact on our liquidity and financial condition. The funds required to complete these acquisitions are approximately $1.4 million and $0.8 million for the Margaritaville and Hooters acquisitions, respectively.

As we execute our growth plans throughout the balance of 2015, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans through June 30, 2016. We may raise additional capital from the issuance of new debt and equity during 2015 to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our organic growth plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 14, 2015, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3: QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Our management has determined that, as of June 30, 2015, the Company’s disclosure controls and procedures were ineffective.

Management evaluated our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of June 30, 2015, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three month period ending June 30, 2015 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

On July 14, 2015, voluntary administrators were appointed to review the affairs and assess the financial condition of the Hooters Australia stores and the Company’s control was temporarily restricted as a result of the administrative process. The transaction will allow the Company to continue to operate all the Hooters Australia stores. In the event that the Company is not able to complete the transactions and regain control of the Australia operations in a timely manner, it may then have to deconsolidate the subsidiaries and may incur an impairment of its investment in those subsidiaries.

The Company has 60% ownership of the following entities, all of which were placed into administration:

Hoot Gold Coast Pty. Ltd.	Australia
Hoot Townsville Pty. Ltd	Australia
Hoot Parramatta Pty Ltd	Australia
Hoot Campbelltown Pty. Ltd	Australia
Hoot Australia Pty Ltd	Australia
Hoot Penrith Pty Ltd	Australia
TMIX Management Australia Pty Ltd.	Australia

The administration does not include Chanticleer Holdings, Inc. or its subsidiaries, other than the Australian Entities.

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

Failure by the Company to regain control of the Australian operations or delay in the process for an extended period of time may result in deconsolidation of the Australian subsidiaries and may adversely affect our business, results of operations and financial condition.

On July 14, 2015, voluntary administrators were appointed to review the affairs and assess the financial condition of the Hooters Australia stores and the Company’s control was temporarily restricted as a result of the administrative process. The Company has been negotiating with the administrators and executed agreements for the purchase of the assets of the Hooters properties in Australia. The transaction will allow the Company to continue to operate all the Hooters Australia stores. In the event that the Company is not able to complete the transactions and regain control of the Australia operations in a timely manner, it may then have to deconsolidate the subsidiaries and may incur an impairment of its investment in those subsidiaries and may have an adverse impact on the Company’s liquidity and financial condition.

Other than the addition of the foregoing risk factors, there have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. Readers should carefully consider the other risk factors discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

CHANTICLEER HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

