Form 10-Q
period 2015-09-30
Chanticleer Holdings, Inc.
filed 2015-11-16
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 16, 2015 was 21,468,021 shares.

Chanticleer Holdings, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December, 31, 2014
ASSETS
Current assets:
Cash	$1,805,927	$245,828
Accounts and other receivables	194,589	313,509
Inventories	593,778	532,803
Due from related parties	45,615	46,015
Prepaid expenses and other current assets	421,508	330,745
TOTAL CURRENT ASSETS	3,061,417	1,468,900
Property and equipment, net	17,855,282	13,315,409
Goodwill	12,269,504	15,617,308
Intangible assets, net	7,542,395	3,396,503
Investments at fair value	35,362	35,362
Other investments	1,550,000	1,550,000
Deposits and other assets	297,037	408,492
TOTAL ASSETS	$42,610,997	$35,791,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,420,370	$5,580,131
Current maturities of long-term debt and notes payable	1,134,025	1,813,647
Current maturities of convertible notes payable, net of debt discount of $359,243 and $63,730, respectively	215,757	436,270
Current maturities of capital leases payable	47,370	42,032
Due to related parties	212,399	1,299,083
Deferred rent	686,622	118,986
Derivative liabilities	1,318,661	1,945,200
Liabilities of discontinued operations	177,204	177,393
TOTAL CURRENT LIABILITIES	8,212,408	11,412,742
Long-term debt, less current maturities, net of debt discount of $214,833 and $343,733, respectively	5,419,925	5,009,283
Convertible notes payable, net of debt discount of $955,177 and $1,872,587, respectively	2,294,823	1,477,413
Capital leases payable, less current maturities	25,144	36,628
Deferred rent	1,784,840	2,196,523
Deferred tax liabilities	655,050	686,884
TOTAL LIABILITIES	18,392,190	20,819,473
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 21,328,830 and 7,249,442 shares, respectively	2,133	725
Additional paid in capital	55,208,098	32,601,400
Accumulated other comprehensive loss	(911,900)	(1,657,908)
Non-controlling interest	(527,590)	4,904,471
Accumulated deficit	(30,607,114)	(20,876,187)
TOTAL STOCKHOLDERS’ EQUITY	24,218,807	14,972,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,610,997	$35,791,974

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue:
Restaurant sales, net	$10,005,324	$8,753,554	$28,907,536	$20,465,510
Gaming income, net	121,031	141,156	352,881	272,391
Management fee income - non-affiliates	25,000	417,842	204,124	467,993
Franchise income	119,950	-	270,948	-
Total revenue	10,271,305	9,312,552	29,735,489	21,205,894
Expenses:
Restaurant cost of sales	3,358,602	2,927,629	9,937,190	7,097,300
Restaurant operating expenses	5,998,627	4,997,159	17,451,671	11,846,792
Restaurant pre-opening and closing expenses	141,306	62,293	739,495	323,274
General and administrative expenses	1,676,609	1,422,193	5,656,545	4,287,279
Asset impairment charge	4,489,043	-	4,489,043	-
Depreciation and amortization	358,307	435,404	1,205,255	1,162,088
Total expenses	16,022,494	9,844,678	39,479,199	24,716,733
Loss from operations	(5,751,189)	(532,126)	(9,743,710)	(3,510,839)
Other (expense) income
Interest expense	(657,906)	(581,215)	(2,736,555)	(1,268,756)
Change in fair value of derivative liabilities	262,232	221,000	833,139	925,200
Loss on extinguishment of debt	(145,834)	-	(315,923)	-
Realized gains on securities	-	-	-	101,472
Equity in losses of investments	-	-	-	(40,694)
Other income (expense)	(40,262)	438,607	35,064	446,445
Total other (expense) income	(581,770)	78,392	(2,184,275)	163,667
Loss from continuing operations before income taxes	(6,332,959)	(453,734)	(11,927,985)	(3,347,172)
Income tax benefit (expense)	(7,356)	19,726	30,298	27,235
Loss from continuing operations	(6,340,315)	(434,008)	(11,897,687)	(3,319,937)
Gain (loss) from discontinued operations, net of taxes	-	(56,223)	189	(161,196)
Consolidated net loss	(6,340,315)	(490,231)	(11,897,498)	(3,481,133)
Less: Net loss (income) attributable to non-controlling interest	1,823,601	(61,209)	2,166,570	68,318
Net loss attributable to Chanticleer Holdings, Inc.	$(4,516,715)	$(551,440)	$(9,730,928)	$(3,412,815)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(4,516,715)	$(495,217)	$(9,731,117)	$(3,251,619)
Gain (loss) from discontinued operations	-	(56,223)	189	(161,196)
Net loss attributable to Chanticleer Holdings, Inc.	$(4,516,715)	$(551,440)	$(9,730,928)	$(3,412,815)

Other comprehensive loss:
Unrealized loss on available-for-sale securities (none applies to non-controlling interest)	$-	$-	$-	$(15,527)
Foreign currency translation (loss) gain	(572,954)	177,219	(891,772)	228,384
Total other comprehensive loss	(572,954)	177,219	(891,772)	212,857
Comprehensive loss	$(3,943,761)	$(374,221)	$(10,622,700)	$(3,199,958)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common stockholders, basic and diluted	$(0.31)	$(0.07)	$(0.69)	$(0.52)
Discontinued operations attributable to common stockholders, basic and diluted	$-	$(0.01)	$0.00	$(0.03)
Weighted average shares outstanding, basic and diluted	14,802,370	6,628,011	14,059,116	6,279,688

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(11,897,498)	$(3,481,133)
Net (income) loss from discontinued operations	(189)	161,196
Net loss from continuing operations	(11,897,687)	(3,319,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,205,255	1,243,195
Deferred income taxes	(31,834)	-
Equity in losses of investments	-	40,694
Asset impairment charge	4,489,043	-
Loss on extinguishment of debt	315,923	-
Loss on disposal of property and equipment	514,522	-
Common stock and warrants issued for services	231,857	354,617
Amortization of debt discount	1,356,365	930,392
Amortization of warrants	22,375	152,325
Change in fair value of derivative liabilities	(833,139)	(925,200)
(Increase) decrease in accounts and other receivables	(70,421)	(244,553)
Decrease in prepaid expenses and other assets	(171,450)	(107,161)
Decrease in inventory	2,239	33,845
Increase in accounts payable and accrued expenses	1,224,599	3,150,118
(Decrease) increase in deferred rent	(311,104)	-
Net cash (used in) provided by operating activities from continuing operations	(3,953,457)	1,308,335
Net cash (used in) provided by operating activities from discontinued operations	(4,500)	(254,790)
Net cash (used in) provided by operating activities	(3,957,957)	1,053,545

Cash flows from investing activities:
Purchase of property and equipment	(1,518,747)	(3,569,775)
Cash paid for acquisitions, net of cash acquired	(9,082,918)	27,527
Net cash used in investing activities from continuing operations	(10,601,665)	(3,542,248)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	14,920,937	835,000
Loan proceeds	656,837	1,458,308
Loan repayments	(824,981)	-
Proceeds from convertible debt	2,150,000	-
Capital lease payments	(39,822)	(142,906)
Decrease in amounts payable to affiliate	(1,086,684)	-
Minority interest	333,342	33,500
Net cash provided by financing activities from continuing operations	16,109,629	2,183,902
Effect of exchange rate changes on cash	10,092	119,884
Net increase (decrease) in cash	1,560,099	(184,917)
Cash, beginning of period	245,828	442,694
Cash, end of period	$1,805,927	$257,777

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$810,028	$63,503
Income taxes	$54,183	$1,776

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$50,087	$-
Issuance of stock in connection with business combinations	$4,062,317	$(5,401,639)
Debt discount for fair value of warrants and conversion feature issued in connection with debt	$1,176,108	$-
Convertible debt settled through issuance of common stock	$2,175,000	$-
Long-term debt settled through issuance of common stock	$100,000	$-

Purchases of businesses:
Current assets excluding cash	$476,569	$636,894
Property and equipment	5,386,141	7,945,152
Goodwill	4,019,972	11,394,009
Trade name/trademarks/franchise fees	4,300,000	559,304
Deposits and other assets	-	136,025
Liabilities assumed	(1,037,446)	(4,165,235)
Non-controlling interest	-	(4,753,288)
Chanticleer equity	-	(1,028,749)
Common stock issued	(4,062,317)	(5,401,639)
Assumption of debt	-	(5,000,000)
Cash paid	(9,276,429)	(350,000)
Cash acquired	$193,510	$27,527

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Business

ORGANIZATION

Chanticleer Holdings, Inc. (the “Company”) is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	Delaware, USA
Burger Business			Pacific Northwest Hooters
American Roadside Burgers, Inc.	Delaware, USA	100%	Oregon Owl’s Nest, LLC	Oregon, USA	100%
ARB Stores			Jantzen Beach Wings, LLC	Oregon, USA	100%
American Roadside McBee, LLC	North Carolina, USA	100%	Tacoma Wings, LLC	Washington, USA	100%
American Burger Morehead, LLC	North Carolina, USA	100%
American Roadside Morrison, LLC	North Carolina, USA	100%	South African Hooters
American Burger Ally, LLC	North Carolina, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
American Roadside Cross Hill, LLC	North Carolina, USA	100%	Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Acquisition, LLC	North Carolina, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Franchising, LLC	Virginia, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Operations, LLC	Virginia, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	90%
BGR Old Town, LLC	Maryland, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	82%
BGR Dupont, LLC	Virginia, USA	100%	Hooters SA (Pty) Ltd	South Africa	90%
BGR Arlington, LLC	Virginia, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Old Keene Mill, LLC	Virginia, USA	100%
BGR Potomac, LLC	Maryland, USA	100%	Australian Hooters
BGR Cascades, LLC	Virginia, USA	100%	HOTR AUSTRALIA PTY LTD	Australia	80%
BGR Washingtonian, LLC	Maryland, USA	100%	HOTR CAMPBELLTOWN PTY LTD	Australia	80%
BGR Tysons, LLC	Virginia, USA	100%	HOTR GOLD COAST PTY LTD	Australia	80%
BGR Springfield Mall, LLC	Virginia, USA	100%	HOTR PARRAMATTA PTY LTD	Australia	80%
Capitol Burger, LLC	Maryland, USA	100%	HOTR PENRITH PTY LTD	Australia	80%
BT Burger Acquisition, LLC	North Carolina, USA	100%	HOTR TOWNSVILLE PTY LTD	Australia	80%
BT’s Burgerjoint Biltmore, LLC	North Carolina, USA	100%
BT’s Burgerjoint Promenade, LLC	North Carolina, USA	100%	European Hooters
BT’s Burgerjoint Sun Valley, LLC	North Carolina, USA	100%	Chanticleer Holdings Limited	Jersey	100%
BT’s Burgerjoint Rivergate LLC	North Carolina, USA	100%	West End Wings LTD	United Kingdom	100%
LBB Acquisition, LLC	North Carolina, USA	100%	Crown Restaurants Kft.	Hungary	80%
Cuarto LLC	Oregon, USA	100%
Segundo LLC	Oregon, USA	100%	Inactive Entities
Noveno LLC	Oregon, USA	100%	Hooters Brazil	Brazil	100%
Primero LLC	Oregon, USA	100%	DineOut SA Ltd.	England	89%
Septimo LLC	Oregon, USA	100%	Avenel Financial Services, LLC	Nevada, USA	100%
Quinto LLC	Oregon, USA	100%	Avenel Ventures, LLC	Nevada, USA	100%
Octavo LLC	Oregon, USA	100%	Chanticleer Advisors, LLC	Nevada, USA	100%
Sexto LLC	Oregon, USA	100%	Chanticleer Investment Partners, LLC	North Carolina, USA	100%
			Dallas Spoon Beverage, LLC	Texas, USA	100%
Just Fresh			Dallas Spoon, LLC	Texas, USA	100%
JF Franchising Systems, LLC	North Carolina, USA	56%	Hoot Campbelltown Pty Ltd	Australia	60%
JF Restaurants, LLC	North Carolina, USA	56%	Chanticleer Holdings Australia Pty, Ltd.	Australia	100%
			Hoot Australia Pty Ltd	Australia	60%
			TMIX Management Australia Pty Ltd.	Australia	60%
			Hoot Parramatta Pty Ltd	Australia	60%
			Hoot Penrith Pty Ltd	Australia	60%
			Hoot Gold Coast Pty Ltd	Australia	60%
			Hoot Townsville Pty. Ltd	Australia	60%
			Hoot Surfers Paradise Pty. Ltd.	Australia	60%
			MVLE DARLING HARBOUR PTY LTD	Australia	50%
			MVLE GAMING PTY LTD	Australia	100%

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

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our cash balance was $1.8 million and working capital was a deficit of $3.2 million (excluding non-cash derivative liabilities and deferred rent). Cash and working capital as of September improved by $1.6 million and $4.1 million, respectively, as compared with December 31, 2014. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts. During the first nine months of 2015:

●	During the first quarter of 2015, we completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of BGR: The Burger Joint and for general corporate purposes.

●	During the second quarter of 2015, we completed an equity transaction raising net proceeds of approximately $1.9 million to complete the acquisition of BT’s Burger Joints and for general corporate purposes.

●	During the third quarter of 2015, we completed a rights offering raising net proceeds of approximately $6.0 million to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes.

As we execute our growth plans throughout the balance of 2015 and 2016, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans. We may raise additional capital from the issuance of new debt and equity to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our organic growth plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

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

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales, value added tax (“VAT”) and goods and services tax (“GST”) collected from customers and remitted to governmental authorities are presented on a net basis within sales in our consolidated statements of operations. Restaurant cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Management Fee Income

The Company receives revenue from management fees from certain non-affiliated companies, including Hooters of America.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. The Company also previously received gaming revenue from gaming machines located in Sydney, Australia. Revenue from gaming is recognized as earned from gaming activities, net of taxes and other government fees.

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

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of the each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the nine months ended September 30, 2015 and 2014 amortization of debt discount was $1,356,365 and $930,392, respectively.

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

RESTAURANT PRE-OPENING and closing EXPENSES

Restaurant pre-opening and closing expenses are non-capital expenditures, and are expensed as incurred. Restaurant pre-opening expenses consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Restaurant closing expenses consists of the costs related to the closing of a restaurant location and include write-off of property and equipment, lease termination costs and other costs directly related to the closure. Pre-opening and closing expenses are expensed as incurred.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of September 30, 2015 and December 31, 2014 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	September 30, 2015	September 30, 2014
Warrants	9,556,304	8,965,048
Convertible notes payable	3,446,003	1,916,559
Convertible interest	53,405	88,649
Total	13,055,712	10,970,256

CONCENTRATION OF CREDIT RISK

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Australia, South Africa, Hungary or United Kingdom bank accounts. There was approximately $60,000 and $125,000 aggregate uninsured cash balances at September 30, 2015 and December 31, 2014, respectively.

SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from September 30, 2015 through the date these condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

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

3. ACQUISITIONS

During the first nine months of 2105, the Company acquired three businesses to complement and expand its current operations in the better burger fast casual restaurant category. In connection with these acquisitions, the Company acquired strategic opportunities to expand its scale and presence in the better burger category.

Acquisition of BGR: The Burger Joint

The Company completed the acquisition of BGR: The Burger Joint effective March 15, 2015. As of June 30, 2015, the Company allocated the purchase price as of the date of acquisition based on appraisals and estimated the fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price consisting of $4,000,000 in cash, 500,000 shares of the Company’s common stock valued at $1.0 million, and a contractual working capital adjustment of $276,429.

Acquisition of BT’s Burger Joint

On July 1, 2015, the Company completed the acquisition with BT’s Burgerjoint Management, LLC, a limited liability company organized under the laws of North Carolina (“BT’s”), including the ownership interests of four operating restaurant subsidiaries engaged in the fast casual hamburger restaurant business under the name “BT’s Burger Joint.” In consideration of the purchased assets, the Company paid a purchase price consisting of $1,400,000 in cash and 424,080 shares of the Company’s common stock valued at $1.0 million.

Acquisition of Little Big Burger

On September 30, 2015, the Company completed the acquisition of various entities operating eight Little Big Burger restaurants in the State of Oregon. In consideration of the purchased assets, the Company paid a purchase price consisting of $3,600,000 in cash and 1,874,063 shares of the Company’s common stock valued at $2.1 million.

In connection with each acquisition, the Company determined the purchase price allocation in consideration of all identifiable intangibles. Based on our evaluation, there were no marketing related assets, customer related intangibles or contract based arrangements for which the purchase price would be required to be allocated. The value of any trademark/tradename was calculated using a relief of royalty method considering future franchise opportunities. With respect to customer related intangibles, the Company did not acquire any customer lists or enter into any customer contractual arrangements nor did the Company enter into any licensing or royalty arrangements requiring a further allocation of the purchase price.

The premium paid for the businesses represents the economic value which is not captured by other assets such as the reputation of the businesses, the value of its human capital, its future growth potential and its professional management. The acquisition of these businesses will help the Company expand its domestic operations and presence in the Fast Casual burger market.

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

The allocation of purchase price presented below is based on preliminary analyses which are still continuing and may be subject to change as such analyses are finalized in future periods:

	2015 Acquisitions
	BGR:
	The Burger Joint	BT’s Burger Joint	Little Big Burger	Total
Consideration paid:
Common stock	$1,000,000	$1,000,848	$2,061,469	$4,062,317
Cash	4,276,429	1,400,000	3,600,000	9,276,429
Total consideration paid	5,276,429	2,400,848	5,661,469	13,338,746

Property and equipment	2,164,023	1,511,270	1,710,849	5,386,141
Goodwill	663,037	939,281	2,417,653	4,019,972
Trademark/trade name/franchise fee	2,750,000	-	1,550,000	4,300,000
Inventory, deposits ands other assets	296,104	103,451	77,014	476,569
Total assets acquired, less cash	5,873,164	2,554,002	5,755,516	14,182,682
Liabilities assumed	(607,735)	(161,154)	(268,557)	(1,037,446)
Common stock and warrants issued	(1,000,000)	(1,000,848)	(2,061,469)	(4,062,317)
Cash paid	(4,276,429)	(1,400,000)	(3,600,000)	(9,276,429)
Cash acquired	$11,000	$8,000	$174,511	$193,511

The allocation of purchase price presented for the Company’s 2014 acquisitions:

	2014 Acquisitions
	Hooters		Hooters Australia		The
	Pacific NW	Spoon	April 1, 2014	July 1, 2014	Burger Co.	Total
Consideration paid:
Common stock	$2,891,156	$828,750	$-	$-	$300,000	$4,019,906
Warrants	978,000	280,400	-	123,333	-	1,381,733
Assumption of debt	-	-	-	5,000,000	-	5,000,000
Cash	-	-	100,000	-	250,000	350,000
Total consideration paid	3,869,156	1,109,150	100,000	5,123,333	550,000	10,751,639

Current assets, excluding cash	112,078	89,817	377,296	47,777	9,926	636,894
Property and equipment	2,731,031	391,462	2,934,307	1,603,557	284,795	7,945,152
Goodwill	1,951,909	698,583	-	8,487,138	256,379	11,394,009
Trademark/trade name/franchise fee	60,937	-	277,867	220,500	-	559,304
Deposits and other assets	20,275	5,193	90,371	20,186	-	136,025
Total assets acquired, less cash	4,876,230	1,185,055	3,679,841	10,379,158	551,100	20,671,384
Liabilities assumed	(1,009,348)	(97,541)	(1,560,710)	(1,496,536)	(1,100)	(4,165,235)
Deferred tax liabilities	-	-			-	-
Non-controlling interest	-	-	(993,999)	(3,759,289)	-	(4,753,288)
Chanticleer equity	-	-	(1,028,749)	-	-	(1,028,749)
Common stock and warrants issued	(3,869,156)	(1,109,150)	-	(123,333)	(300,000)	(5,401,639)
Assumption of debt	-	-	-	(5,000,000)	-	(5,000,000)
Cash paid	-	-	(100,000)	-	(250,000)	(350,000)
Cash acquired	$2,274	$21,636	$3,617	$-	$-	$27,527

Unaudited pro forma results of operations for the three and nine month periods ended September 30, 2015 and 2014, as if the Company had acquired majority ownership of all operations acquired during 2014 and 2015 on January 1, 2014 is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total revenues	$11,551,329	$13,473,304	$36,159,199	$37,626,727
Loss from continuing operations	(2,972,928)	(1,287,982)	(5,255,488)	(2,091,978)
Gain (loss) frorm discontinued operations	2,088	(72,300)	189	(104,973)
Loss attributable to non-controlling interest	69,397	(61,209)	412,366	88,163
Net loss	$(2,901,443)	$(1,421,491)	$(4,842,933)	$(2,108,788)
Net loss per share, basic and diluted	$(0.20)	$(0.21)	$(0.34)	$(0.34)
Weighted average shares outstanding, basic and diluted	14,802,370	6,628,011	14,059,116	6,279,688

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

4. DISCONTINUED OPERATIONS

On December 31, 2014, management concluded it was in the best interest of the Company to exit the Spoon business, whereby the Company executed an Asset Purchase Agreement to sell the assets of Spoon Bar & Kitchen back to the original owner. In connection with the sale of Spoon, the Company reacquired 185,000 Stock Units that had been issued at acquisition in exchange for the asset transferred pursuant to the Asset Purchase Agreement. The stock was valued at $446,050 and the carrying value of net assets was valued at $1,109,062, resulting in a loss of $683,012 in December 2014.

The results of operations and related non-recurring costs associated with Spoon have been presented as discontinued operations. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.

The operating results from the discontinued operations for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Total revenue	$-	$314,190	$-	$968,103

Total operating (income) expenses	-	370,413	(189)	1,129,299

Net (income) loss from discontinued operations	$-	$(56,223)	$189	$(161,196)

As of September 30, 2015 and December 31, 2014, liabilities from discontinued operations totaled $177,204 and $177,393, respectively. The Company did not retain any assets related to the discontinued operation.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2015	2014

Restaurant equipment and furniture and fixtures	$11,067,483	$7,827,926
Leasehold improvements	11,916,630	9,940,517
Construction in progress	54,602	727,934
Land and buildings	586,275	437,223
Office and computer equipment	11,734	51,746
Other furniture and fixtures	109,450	60,301
	23,746,173	19,045,647
Accumulated depreciation and amortization	(5,890,891)	(5,730,238)
	$17,855,282	$13,315,409

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	September 30, 2015	December 31, 2014
South Africa	$226,795	$273,737
ABC	2,806,990	2,806,990
WEW	2,800,504	2,868,192
Just Fresh	425,151	425,151
Australia	-	7,291,329
Hooters Pacific NW	1,951,909	1,951,909
BGR: The Burger Joint	663,037	-
Little Big Burger	2,417,653	-
BT’s Burger Joint	977,465	-
Total	$12,269,504	$15,617,308

The changes in the carrying amount of goodwill are summarized as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Beginning Balance	$15,617,308	$6,496,756
Acquisitions	4,058,155	11,000,045
Impairment	(6,803,537)	-
Foreign currency translation (loss) gain	(602,422)	41,981
Ending Balance	$12,269,504	$17,538,782

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

Intangible assets	September 30, 2015	December 31, 2014
Trademark, Tradenames:
Just Fresh	$1,010,000	$1,010,000
American Roadside Burger	1,786,930	1,783,954
BGR: The Burger Joint	1,430,000	-
Little Big Burger	1,550,000	-
	5,776,930	2,793,954
Franchise fees:
South Africa	316,086	290,986
Europe	59,129	106,506
Australia	353,775	383,529
Hooters Pacific NW	90,000	90,000
BGR: The Burger Joint	1,320,000	-
Chanticleer Holdings *	135,000	135,000
	2,273,990	1,006,021
Total Intangibles at cost	8,050,920	3,799,975
Accumulated amortization	(508,525)	(403,472)
Intangible assets, net	$7,542,395	$3,396,503

* Amortization of the Chanticleer franchise cost will begin with the opening of a related restaurant.

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

		September 30, 2015	December 31, 2014
Note payable to a bank due in monthly installments of $4,406 including interest at Wall Street Journal Prime plus 1% (minimum of 5.5%); remaining balance due October 10, 2018; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(a)	$143,870	$176,731

Line of credit to a bank, expired on October 10, 2015.	(b)	-	500,000

Note payable to a bank due interest only at a 5% rate; balloon principal payment due June 10, 2019; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company	(c)	971,670	500,000

Loan agreement with an outside company dated December 23, 2013, interest at 1% per month, paid in full in 2015	(d)	-	100,000

Loan agreement with an outside company dated June 20, 2014, interest at 8% annual rate, paid in full in 2015	(e)	-	100,000

Mortage loan dated April, 2014, interest ar South African prime rate + 2.6% (11.85% as of September 30, 2015); due July 31, 2024; secured by a bond on all assets at our Port Elizabeth, South Africa location and partially guaranteed by our CEO and South African COO	(f)	232,677	294,362

Loan agreement with an outside company on July 1, 2014, interest at 12% annual rate, secured by certain secured assets and gaming revenue of the Australian entities, net of discount of $214,834 and $343,733, respectively; matures January 31, 2017	(g)	4,785,166	4,656,267

Bank overdraft facilities; unsecured; maximum facilities $260,000; interest rate 11% at September 30, 2015, with annual renewal each December.	(h)	192,428	151,868

Term facility with monthly payments of 45,288 Rand, including interest at South African Prime + 1.0% (10.25% as of September 30, 2015); due June 14, 2016	(i)	27,182	64,309

Term facility with monthly payments of 44,727 Rand including interest at South Afican Prime + 3.0% (12.25% as of September 30, 2015); due November 15, 2019.	(j)	124,183	170,053

Term facility with monthly payments of 33,750 Rand, including interest at South Afican Prime + 3.0% (12.25% as of September 30, 2015); due December 1, 2018.	(k)	76,774	109,340

Total long-term debt		$6,553,950	$6,822,930
Current portion of long-term debt		1,134,025	1,813,647
Long-term debt, less current portion		$5,419,925	$5,009,283

(a) and (b) On April 11, 2013, the Company and Paragon Commercial Bank (“Paragon”) entered into a credit agreement (the “Credit Agreement”) which provided for a $500,000 revolving credit facility with a one-year term from the closing date. The note payable originally matured on August 10, 2013 and on November 4, 2013 the note was extended to October 10, 2018 with monthly principal and interest payments of $4,406. The credit facility expired on October 10, 2015. Borrowings under the Credit Agreement bear monthly interest at the greater of: (i) floor rate of 5.00% or (ii) the Wall Street Journal’s prime plus rate (3.25% as of June 30, 2015) plus 1.00%. Any borrowings are secured by a lien on all of the Company’s assets. The obligations under the Credit Agreement are guaranteed by Mike Pruitt, the Company’s Chief Executive Officer.

(c) Note with Paragon, due on June 10, 2019. The note bears interest at a 5% annual rate, with principal and interest monthly payments of $11,532 starting in June 2015 until the maturity date.

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

(h) The Company’s South African subsidiary has local bank financing in the form of term and overdraft facilities with $192,428 and $151,868 outstanding as of September 30, 2015 and December 31, 2014 respectively.

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

8. CONVERTIBLE NOTES PAYABLE

Convertible notes payable are as follows:

	September 30. 2015	December 31, 2014

6% Convertible notes payable issued in November 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(833,340)	(1,583,333)
15% Convertible notes payable issued in March 2014	-	500,000
Discounts on above convertible note	-	(63,730)
8% Convertible notes payable issued in Nov/Dec 2014	100,000	350,000
Discounts on above convertible note	(17,029)	(289,254)
8% Convertible notes payable issued in January 2015	150,000	-
Discounts on above convertible note	(104,808)	-
8% Convertible notes payable issued in January 2015	575,000	-
Discounts on above convertible note	(359,243)	-
	2,510,580	1,913,683
Current portion of convertible notes payable	215,757	436,270
Convertible notes payable, less current portion	$2,294,823	$1,477,413

In the first nine months of 2015, the Company entered into agreements whereby the Company issued new convertible promissory notes for a total of $2,150,000. In addition, the holders convertible notes in the aggregate amount of $2,175,000 elected to convert their notes to common stock during the first nine months of 2015.

In January 2015, the Company issued convertible promissory notes for $1,000,000. The notes accrue interest at 8% per annum until the date the notes are converted. The notes are convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the notes mature three years from the issuance date. The holder could demand payment in full after one year from the issuance date. The Company also issued warrants to purchase 250,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants is $670,300 and $202,358, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date. $425,000 of the $1,000,000 note has been converted into common stock during the first nine months of 2015.

In January 2015, the Company also issued a convertible promissory note for a total of $150,000. The note accrues interest at 8% per annum until the date the notes are converted. The notes are convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The Company also issued warrants to purchase 37,500 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants is $108,600 and $30,314, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date.

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

In March 2015, the Company issued a convertible promissory note for $1,000,000, which was subsequently converted to common stock in June 2015. The note accrued interest at 9% per annum until the date the note was converted. The note was convertible into the Company’s common stock at $2.00 per share. If not converted, the note matured two years from the issuance date. The Company also issued warrants to purchase 320,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants on the date of issuance was $455,008 and $315,008, respectively. The resulting debt discount was being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a component of additional paid-in capital in the accompanying condensed consolidated balance sheet. During June 2015, this $1,000,000 million note was converted into 500,000 shares of common stock at the $2.00 per share contractual conversion price. On the date of conversion, $643,371 of unamortized debt discount was accelerated and recognized as interest expense in the accompanying condensed consolidated statement of operations and comprehensive loss.

The fair value of the embedded conversion feature and the warrants were estimated using the Black-Scholes option-pricing model which approximates the Binomial Lattice model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility was determined by the historical volatilities for industry peers and used an average of those volatilities. The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. Key assumptions used to apply this pricing model as of the date of issuance, December 31, 2014 and September 30, 2015 are presented in the table below:

	6% Note Issued on	15% Note Issued on	8% Note Issued on	8% Note Issued on	8% Notes Issued on	8% Notes Issued on
	August 2, 2013	March 19, 2014	November 19, 2014	December 16, 2014	January 5, 2015	January 5, 2015
Common stock closing price	$4.15	$3.87	$1.70	$1.53	$1.75	$1.75
Conversion per share price	$3.73	$3.29	$1.45	$1.30	$1.33	$1.33
Conversion shares	804,764	151,999	172,672	77,061	112,402	749,344
Expected life (in years)	3.0	1.0	3.0	3.0	3.0	3.0
Expected volatility	110%	62%	74%	74%	73%	73%
Call option value	$2.82	$1.19	$0.90	$0.81	$0.97	$0.97
Risk-free interest rate	0.59%	0.15%	1.10%	1.10%	0.90%	0.90%
Dividends	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014
Common stock closing price	$1.73	$1.73	$1.73	$1.73	NA	NA
Conversion per share price	$1.49	$1.47	$1.26	$1.26	NA	NA
Conversion shares	2,008,032	340,020	199,177	77,061	NA	NA
Expected life (in years)	1.6	0.2	2.9	3.0	NA	NA
Expected volatility	64%	66%	74%	74%	NA	NA
Call option value	$0.64	$0.35	$0.77	$0.78	NA	NA
Risk-free interest rate	0.67%	0.40%	1.10%	1.10%	NA	NA
Dividends	0.00%	0.00%	0.00%	0.00%	NA	NA

	September 30, 2015	September 30, 2015	September 30, 2015	September 30, 2015	September 30, 2015	September 30, 2015
Common stock closing price	$1.10	NA	NA	$1.10	$1.10	$1.10
Conversion per share price	$1.16	NA	NA	$0.95	$0.95	$0.95
Conversion shares	2,581,978	NA	NA	104,730	157,095	602,199
Expected life (in years)	0.8	NA	NA	2.2	2.3	2.3
Expected volatility	73%	NA	NA	77%	77%	77%
Call option value	$0.27	NA	NA	$0.53	$0.53	$0.53
Risk-free interest rate	0.37%	NA	NA	1.01%	1.01%	1.01%
Dividends	0.00%	NA	NA	0.00%	0.00%	0.00%

9.  accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	September 30, 2015	December 31, 2014

Accounts payable	$3,433,738	$3,382,818
Accrued taxes (VAT, GST, Sales, Payroll)	650,012	1,604,829
Accrued income taxes	22,945	92,618
Accrued interest	313,675	499,866
	$4,420,370	$5,580,131

10. Stockholders’ Equity

The Company has 45,000,000 shares of its $0.0001 par value common stock authorized at both September 30, 2015 and December, 2014, and 21,238,830 and 7,249,442 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both September 30, 2015 and December 31, 2014. No shares have been issued or outstanding at either September 30, 2015 or December 31, 2014.

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

On September 22, 2015, the Company completed a rights offering, receiving subscriptions (including both basic and oversubscriptions) for 4,894,692 shares of its common stock for net proceeds of $6.0 million.

From July through September 2015, convertible debt holders converted an aggregate of $425,000 principal into 289,176 shares of the Company’s common stock.

During the first nine months of 2015, the Company issued 49,800 shares of common stock and warrants for services valued at $231,857. The recorded value for common stock issued for services was based on the closing market prices for the Company’s common stock. The recorded value of the warrants issued for services valued utilizing the Black-Scholes model.

Options and Warrants

There are no options outstanding as of September 30, 2015 and December 31, 2014.

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

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding January 1, 2015	8,715,804	$5.17	2.2
Granted	840,500	2.55
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2015	9,556,304	$4.94	2.3

Exercisable September 30, 2015	9,556,304	$4.94	2.3

The following table presents information related to stock warrants as of September 30, 2015:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants

>$5.00	3,554,514	2.1	3,554,514
$4.00-$4.99	3,935,117	2.2	3,935,117
$3.00-$3.99	413,901	3.7	413,901
$2.00-$2.99	1,340,272	3.1	1,340,272
$1.00-$1.99	312,500	4.2	312,500
	9,556,304		9,556,304

Warrant amortization is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Interest expense	$407,263	$259,442	$1,356,365	$930,392
Consulting expense	-	22,375	22,375	152,325
	$407,263	$281,817	$1,378,740	$1,082,717

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties as follows:

	September 30, 2015	December 31, 2014

Hoot SA I, LLC	$12,963	$12,196
Hooters Australia Partner	-	1,087,451
Chanticleer Investors, LLC	199,436	199,436
	$212,399	$1,299,083

Due from related parties

The Company has made non-interest bearing advances to related parties. The amounts owed to the Company are as follows:

	September 30, 2015	December 31, 2014

Hoot SA II, III, IV LLC	$45,615	$46,015
	$45,615	$46,015

12. SEGMENT INFORMATION

The Company operates and reports its results as a single operating segment. Revenues and operating loss by geographic area were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue:
United States	$6,872,531	$3,642,971	$17,200,288	$9,477,879
South Africa	1,380,665	1,601,493	4,626,094	4,905,249
Australia	830,653	2,641,909	4,824,036	3,153,589
Europe	1,187,456	1,426,179	3,085,071	3,669,177
	$10,271,305	$9,312,552	$29,735,489	$21,205,894

Operating Income (Loss):
United States	$(1,150,856)	$(673,118)	$(4,267,634)	$(3,247,467)
South Africa	(25,739)	(70,571)	(43,178)	(220,186)
Australia	(4,608,773)	192,556	(5,466,548)	(88,002)
Europe	34,179	19,007	33,650	44,816
	$(5,751,189)	$(532,126)	$(9,743,710)	$(3,510,839)

Non-current assets by geographic area were as follows:

	September 30, 2015	December 31, 2014
Non-current Assets:
United States	$33,226,470	$15,299,108
South Africa	2,428,590	2,172,528
Australia	404,717	13,068,305
Europe	3,354,803	3,648,133
Brazil	135,000	135,000
	$39,549,580	$34,323,074

13. COMMITMENTS AND CONTINGENCIES

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

14. DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$-
Liabilities:
Embedded conversion feature	$1,150,300	$-	$-	$1,150,300
Warrants	$168,361			$168,361
December 31, 2014
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$-
Liabilities:
Embedded conversion feature	$1,610,900	$-	$-	$1,610,900
Warrants	$334,300	$-	$-	$334,300

At September 30, 2015 and December 31, 2014, the Company’s available-for-sale equity securities were valued using Level 1 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.

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

15. Australia administration transactions

On July 14, 2015, voluntary administrators were appointed to review the affairs and assess the financial condition of the Hooters Australia stores. The initiation of voluntary administration followed the request of the Company because the Company believed its operating partner had been mismanaging the business. The Company believed that the Administration process would be the most effective means to objectively evaluate the state of the business and enhance the Company’s position and ability to restore the operational and financial performance of the Hooters Australia stores.

From July 14, 2015 through the end of September, the Hooters Australia stores operated under the management of administrators which were appointed by the directors of the Australia entities to facilitate the Administration process. In August, 2015, the Company entered into definitive agreements to invest additional consideration into the Australia business to increase its ownership in the Australia Hooters stores from 60% to 80% and to obtain the assets of those stores free of any prior liabilities or liens. In addition, the Company agreed to purchase the Margaritaville property in Australia which it did not previously control.

The Company and a new local partner, PCS Investments, Pty (“PCS”) closed on the purchase of the five Hooters Australia stores in early October 2015, with the Company contributing $1.0 million in additional capital for 80% ownership and PCS investing $0.3 million for 20% ownership in the five Hooters stores. The Company did not complete the purchase the Margaritaville site as the administrator was unable to provide an acceptable lease transfer for the property. Effective early October, the Company resume management and operating control for the Hooters stores.

During the Administration period from July 14, 2015 through early October, 2015, the Company’s control was temporarily restricted and management did not recognize revenue or expenses related to the operation of the stores during this brief period. Effective with the resumption of control in early October, 2015, the Company resume normal operations and recognition of revenue.

In connection with the Administration process, the Company evaluated its long-lived assets for impairment and evaluated the carrying value of all other assets and liabilities related to the Australia stores to their net realizable value. As a result of that analysis, management concluded that the goodwill balance had been impaired and that certain other balances were no longer valid or realizable as a consequence of the Administration process. As a result, the Company recorded a net impairment charge of $4.5 million during the three months ended September 30, 2015.

16. SUBSEQUENT EVENTS

During October 2015, the Company issued 100,000 common shares for the conversion of a convertible note payable.

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

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full service dining concepts in the United States and internationally.

We own and operate fifteen Hooters full service restaurants in the United States, Australia, South Africa, Hungary and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

We own, operate and franchise a system-wide total of thirty-nine fast casual restaurants specializing the “Better Burger” category of which twenty-six are company-owned and thirteen are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of five locations in New York and the Carolinas, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. BGR: The Burger Joint (“BGR”), was acquired in March 2015 and consists of nine company-owned locations in the United States and thirteen franchisee-operated locations in the United States and the Middle East. BT’s Burger Joint (“BT”) was acquired in July 2015 and consists of four locations in North Carolina. On September 30, 2015, Little Big Burger (“LBB”) was acquired, adding eight locations in Oregon.

We also own and operate Just Fresh, our healthier eating fast casual concept with seven company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

As of September, 30, 2015, system-wide store count totaled 61 locations, consisting of 48 company-owned locations and 13 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2015 COMPARED TO THE THREE MONTHS ENDED September 30, 2014

Our results of operations are summarized below:

	Three Months Ended September 30,
	2015		2014
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$10,005,324		$8,753,554		14.3%
Gaming income, net	121,031		141,156		-14.3%
Management fees - non-affiliate	25,000		417,842		-94.0%
Frachise income	119,950		-		-
Total revenue	10,271,305		9,312,552		10.3%

Expenses:
Restaurant cost of sales	3,358,602	33.6%	2,927,629	33.4%	14.7%
Restaurant operating expenses	5,998,627	60.0%	4,997,159	57.1%	20.0%
Restaurant pre-opening and closing expenses	141,306	1.4%	62,293	0.7%	126.8%
General and administrative	1,676,609	16.3%	1,422,193	15.3%	17.9%
Asset impairment charge	4,489,043	43.7%	-	0.0%	-
Depreciation and amortization	358,307	3.5%	435,404	4.7%	-17.7%
Total expenses	16,022,494	156.0%	9,844,678	105.7%	61.7%
Loss from operations	$(5,751,189)		$(532,126)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue increased 10.3% to $10.3 million for the three months ended September 30, 2015 from $9.3 million for the three months ended September 30, 2014.

Revenues by concept, revenue type and store count are summarized below for each period:

	Three Months Ended September 30, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$4,520,586	$121,031	$-	$-	$4,641,617	45.3%	15	-	15
Better Burgers Fast Casual	4,064,881	-	119,950	-	4,184,831	40.7%	26	13	39
Other Fast Casual	1,419,857	-	-	-	1,419,857	13.8%	7	-	7
Corporate and Other	-	-	-	25,000	25,000	0.2%	-	-	-
Total Revenue	$10,005,324	$121,031	$119,950	$25,000	$10,271,305	100.0%	48	13	61

	Three Months Ended September 30, 2014						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$6,732,422	$141,156	$-	$-	$6,873,578	73.8%	13	-	13
Better Burgers Fast Casual	797,172	-	-	-	797,172	8.6%	6	-	6
Other Fast Casual	1,223,960	-	-	-	1,223,960	13.1%	6	-	6
Corporate and Other	-	-	-	417,842	417,842	4.5%	-	-	-
Total Revenue	$8,753,554	$141,156	$-	$417,842	$9,312,552	100.0%	25	-	25

Restaurant sales increased 14.3% for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. Revenue increases from growth in store count and favorable same store sales were offset by lower revenues from Australia and by foreign currency translation.

Revenue from the Company’s Hooter’s restaurants declined to $4.5 million for the three months ended September 30, 2015 from $6.7 million for the three months ended September 30, 2014. The temporary cessation of revenues from the Hooters stores in Australia during the Administration period from July 14, 2015 through the end of the quarter accounted for approximately $2.0 million of the decline. The Company resumed normal operations and recognition of restaurant revenue from the five Hooters stores in Australia in early October 2015.

Gaming revenue decreased slightly as increased gaming revenue in the United States were partially offset by the cessation of gaming revenue in Australia during the current quarterly period.

Management fee income decreased $0.4 million due to timing. In the prior year period, the Company recognized $0.4 million in management fees in connection with the distribution from Hooters of America in September 2014. In the current year, the Company received and will recognize management fees related to the current year Hooters of America distribution in October 2015.

Franchise income was $0.1 million for the three months ended September 30, 2015 compared with zero in the prior year. The Company commenced franchise operations in March 2015 with the acquisition of BGR.

We expect revenue to increase with the resumption of normal operations in Australia in October, additional revenue from LBB starting in October, and incremental revenue from several planned new store openings. Management expects the Company to generate total revenues of approximately $55 million on an annualized basis going forward with a current portfolio of 48 company owned and 13 franchisee-owned restaurants system-wide.

Restaurant cost of sales

Restaurant cost of sales increased 14.7% to $3.4 million for the three months ended September 30, 2015 from $2.9 million for the three months ended September 30, 2014. Restaurant revenues increased 14.3% over the same period.

	Three Months Ended September 30,
	2015		2014
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$1,520,277	33.6%	$2,190,615	32.5%	-30.6%
Better Burgers Fast Casual	1,338,165	32.9%	293,021	36.8%	356.7%
Other Fast Casual	500,160	35.2%	443,993	36.3%	12.7%
	$3,358,602	33.6%	$2,927,629	33.4%	14.7%

As a percentage of restaurant sales, cost of sales were essentially flat, increasing to 33.6% for the three months ended September 30, 2015 from 33.4% for the three months ended September 30, 2014.

Cost of restaurant sales improved significantly for the Fast Casual stores as the Company continued to focus on driving cost of food, paper and other products lower by leveraging the increasing scale and purchasing volumes of the combined company. Cost of sales for the Better Burger group improved from 36.8% to 32.9% while cost of sales at Just Fresh improved from 36.3% to 35.2%.

Cost of restaurant sales improved as a percent of revenues at the Hooter’s restaurants in the United States, South Africa and Europe when compared with the prior year quarter. Those improvements, however, were more than offset by higher costs in Australia. The higher costs in Australia arose primarily from our temporary operation of the Sydney Margaritaville restaurant during Administration. Costs for Hooters Australia, and accordingly for the Hooters group as a whole, are expected to improve in future periods with resumption of normal operations at the five Hooters stores in October 2015.

Restaurant operating expenses

Restaurant operating expenses increased 20.0% to $6.0 million for the three months ended September 30, 2015 from $5.0 for the three months ended September 30, 2014. The increase was primarily driven by increased store locations in the Better Burger group.

	Three Months Ended September 30,
	2015		2014
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$2,821,729	62.4%	$3,767,193	56.0%	-25.1%
Better Burgers Fast Casual	2,374,730	58.4%	577,069	72.4%	311.5%
Other Fast Casual	802,169	56.5%	652,898	53.3%	22.9%
	$5,998,628	60.0%	$4,997,160	57.1%	20.0%

As a percent of restaurant sales, operating expenses increased from 57.1% to 60.0% due to higher operating expenses as a percent of revenue incurred in the temporary operation of the Margaritaville restaurant during the administration process. Operating expenses for Hooters Australia, and accordingly for the Hooters group as a whole, are expected to improve in future periods with resumption of normal operations at the five Hooters stores in October 2015.

As a percent of restaurant net sales, the operating expenses improved in the Better Burger Group with increased efficiencies and the ability to leverage the increased scope of operations.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses totaled $141 thousand for the three months ended September 30, 2015 compared to $62 thousand for the three months ended September 30, 2014. The primary activity during the current period was the opening of a new Hooters location in Port Elizabeth, South Africa in August 2015.

General and Administrative Expense (“G&A”)

G&A increased 17.9% to $1.7 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014. Significant components of G&A are summarized as follows:

	Three Months Ended September 30,
General and Administrative Expenses	2015	2014	% Change
Professional fees	$347,707	$264,288	31.6%
Salary and benefits	702,007	395,786	77.4%
Consulting and investor relations fees	255,969	292,583	-12.5%
Travel and entertainment	122,902	87,185	41.0%
Shareholder services and fees	27,361	28,848	-5.2%
Other G&A	220,663	353,503	-37.6%
Total G&A Expenses	$1,676,609	$1,422,193	17.9%

As a percentage of restaurant revenue, G&A was 16.8% for the three months ended September 30, 2015 compared with 16.2% for the three months ended September 30, 2014. G&A increased modestly even as the scope of operations and number of restaurant locations more than doubled from 25 to 61 stores over the past twelve months.

G&A as a percent of revenue for the current quarterly period was negatively impacted by the temporary decline in Australia revenues combined with non-recurring costs related to the acquisition transactions and Australia administration. G&A in the current quarterly period includes approximately $195 thousand of legal, banking, consulting and other non-recurring professional fees related to the acquisition transactions, capital transactions and the Australia administration process. Excluding those non-recurring expenses, G&A was approximately 14.4% of total revenue.

We expect the G&A costs associated with restaurant operations and corporate overhead to continue to decline as a percent of revenues in future periods through a combination of expense rationalization, the absence of non-recurring transaction-related expenses, and increased revenue.

Asset impairment charge

In connection with the reorganization of our Australian subsidiaries, the Company recognized a non-cash charge of $4.5 million for the period ending September 30, 2015. The Company did not incur asset impairments in 2014.

Depreciation and amortization

Depreciation and amortization expense decreased 17.7% to $358 thousand for the three months ended September 30, 2015 from $435 thousand for the three months ended September 30, 2014, primarily due to Australia and certain assets becoming fully depreciated.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended September 30,
Other Income (Expense)	2015	2014	% Change
Interest expense	$(657,906)	$(581,215)	13.2%
Change in fair value of derivative liabilities	262,232	221,000	18.7%
Loss on extinguishment of debt	(145,834)	-
Other income (expense)	(40,262)	438,607	-109.2%
Total Other Income (Expense)	$(581,770)	$78,392	-842.1%

Interest expense increased 13.2% to $0.7 million for the three months ended September 30, 2015 from $0.6 million for the three months ended September 30, 2014 due to an increase in convertible notes outstanding.

Change in fair value of derivative liability was $0.3 million for the three months ended September 30, 2015 and $0.2 million for the three months ended September 30, 2014. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the derivative price of the Company’s common stock.

Loss on extinguishment of debt $0.1 million was for the three months ended September 30, 2015 and zero for the three months ended September 30, 2014. During the current period, the holder of a convertible note elected to exercise their right to convert the note to common stock resulting in a non-cash loss based on the difference between the fair value of the common stock issued and the carrying value of the convertible note and related discount balances.

Other income (expense) was a $40 thousand loss for the three months ended September 30, 2015 compared to income of $0.4 million for the prior year period. The prior year includes a distribution from Hooters of America. In the current year, the distribution was received and will be recognized during the fourth quarter of 2015.

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Net gain from discontinued operations was zero for the three months ended September 30, 2015 compared to a net loss of $56 thousand for the three months ended September 30, 2014. The Company discontinued the operations of its Spoon business in December 2014 and had no activity in the current period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Our results of operations are summarized below:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$28,907,536		$20,465,510		41.3%
Gaming income, net	352,881		272,391		29.5%
Management fees - non-affiliate	204,124		467,993		-56.4%
Frachise income	270,948		-
Total revenue	29,735,489		21,205,894		40.2%

Expenses:
Restaurant cost of sales	9,937,190	34.4%	7,097,300	34.7%	40.0%
Restaurant operating expenses	17,451,671	60.4%	11,846,792	57.9%	47.3%
Restaurant pre-opening and closing expenses	739,495	2.6%	323,274	1.6%	128.8%
General and administrative	5,656,545	19.0%	4,287,279	20.2%	31.9%
Asset impairment charge	4,489,043	15.1%	-	-	-
Depreciation and amortization	1,205,255	4.1%	1,162,088	5.5%	3.7%
Total expenses	39,479,199	132.8%	24,716,733	116.6%	59.3%
Loss from operations	$(9,743,701)		$(3,510,839)		174.6%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased 40.2% to $29.7 million for the nine months ended September 30, 2015 from $21.2 million for the nine months ended September 30, 2014.

Revenues by concept, revenue type and store count are summarized below for each period:

	Nine Months Ended September 30, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$15,887,497	$352,881	$-	$129,124	$16,369,502	55.0%	15	-	15
Better Burgers Fast Casual	8,828,761	-	270,948	-	9,099,709	30.6%	26	13	39
Other Fast Casual	4,191,278	-	-	-	4,191,278	14.1%	7	-	7
Corporate and Other	-	-	-	75,000	75,000	0.3%	-	-	-
Total Revenue	$28,907,536	$352,881	$270,948	$204,124	$29,735,489	100.0%	48	13	61

	Nine Months Ended September 30, 2014						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Management Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$14,623,681	$272,391	$-	$-	$14,896,072	70.2%	13	-	13
Better Burgers Fast Casual	2,201,747	-	-	-	2,201,747	10.4%	6	-	6
Other Fast Casual	3,640,082	-	-	-	3,640,082	17.2%	6	-	6
Corporate and Other	-	-	-	467,993	467,993	2.2%	-	-	-
Total Revenue	$20,465,510	$272,391	$-	$467,993	$21,205,894	100.0%	25	-	25

Restaurant sales increased 41.3% to $28.9 million for the nine months ended September 30, 2015 from $20.5 for the nine months ended September 30, 2014. Revenue increased from growth and store count and favorable same store sales comparisons were partially offset by lower revenues from Australia and by foreign currency translations.

Revenue from the Company’s Hooter’s restaurants increased to $15.9 million for the nine months ended September 30, 2015 from $14.6 million for the nine months ended September 30, 2014. The comparisons were impacted by differences in the periods of consolidation for the Hooters Australia stores, the opening of 2 new stores as well as by foreign currency translation differences. The 2014 period includes revenue from Hooters Australia beginning with the acquisition of 2 stores on April 1, 2014 and another 2 stores on July 1, 2014. The 2015 period included revenue from all stores through July 14, 2015 (including a fifth store that opened in late May 2015), but does not include approximately $2.0 million of revenue for the period July 14, 2015 through September 30, 2015 while the stores were in Administration. The Company resumed normal operations and recognition of restaurant revenue from all five Hooters stores in Australia in early October 2015.

Gaming revenue increased primarily on increased gaming revenue in the United States and the impact of timing differences discussed above for the Hooters Australia operations.

Management fee income decreased $0.3 million due to timing. In the prior year period, the Company recognized $0.4 million in management fees in connection with the distribution from Hooters of America in September 2014. In the current year, the Company received and will recognize management fees related to the current year Hooters of America distribution in October 2015.

Franchise income was $0.3 million for the nine months ended September 30, 2015 compared with zero in the prior year. The Company commenced franchise operations in March 2015 with the acquisition of BGR.

We expect revenue to increase with the resumption of normal operations in Australia in October, additional of revenue from LBB starting in October, and incremental revenue from several planned new store openings. Management expects Company to generate total revenues of approximately $55 million on an annualized basis going forward with a current portfolio of 48 company owned and 13 franchisee-owned restaurants system-wide.

Restaurant cost of sales

Restaurant cost of sales increased 40.5% to $9.9 million for the nine months ended September 30, 2015 from $7.1 for the nine months ended September 30, 2014. Restaurant revenues increased 41.3% over the same period.

	Nine Months Ended September 30,
	2015		2014
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$5,488,021	34.5%	$4,949,103	33.8%	10.9%
Better Burgers Fast Casual	2,974,273	33.7%	850,217	38.6%	249.8%
Other Fast Casual	1,474,896	35.2%	1,297,980	35.7%	13.6%
Corporate and Other
	$9,937,190	34.4%	$7,097,300	34.7%	40.0%

As a percentage of restaurant sales, net, restaurant cost of sales decreased to 34.4% for the nine months ended September 30, 2015 from 34.7% for the nine months ended September 30, 2014.

Cost of restaurant sales improved significantly for the Fast Casual stores as the Company continued to focus on driving cost of food, paper and other products lower by leveraging the increasing scale and purchasing volumes of the combined company. Cost of sales for the Better Burger group improved from 38.6% to 33.7% while cost of sales at Just Fresh improved from 35.7% to 35.2%.

Cost of restaurant sales improved as a percent of revenues at the Hooter’s restaurants in the United States, South Africa and Europe when compared with the prior year period. Those improvements, however, were more than offset by higher costs in Australia. Costs for Hooters Australia, and accordingly for the Hooters group as a whole, are expected to improve in future periods with resumption of normal operations at the five Hooters stores in October 2015.

Restaurant operating expenses

Restaurant operating expenses increased 47.3% to $17.5 million for the nine months ended September 30, 2015 from $11.9 million for the nine months ended September 30, 2014 due to the increase in the number of store locations and related restaurant business volumes.

	Nine Months Ended September 30,
	2015		2014
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$9,839,496	61.9%	$8,243,497	56.4%	19.4%
Better Burgers Fast Casual	5,365,131	60.8%	1,698,098	77.1%	215.9%
Other Fast Casual	2,247,045	53.6%	1,905,199	52.3%	17.9%
	$17,451,672	60.4%	$11,846,794	57.9%	47.3%

As a percent of restaurant sales operating expenses increased from 57.9% to 60.4% due to higher operating expenses as a percent of revenue incurred in the temporary operation of the Margaritaville restaurant during the administration process. Operating expenses for Hooters Australia, and accordingly for the Hooters group as a whole, are expected to improve in future periods with resumption of normal operations at the five Hooters stores in October 2015.

As a percent of restaurant net sales, the operating expenses improved in the Better Burger Group from 77.1% to 60.8% due to increased efficiencies and the ability to leverage the increased scope of operations.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses totaled $0.7 million for the nine months ended September 30, 2015 from $0.3 million for the nine months ended September 30, 2014. The increased expense was due primarily to the Company’s opening of the Townsville Hooters location in Australia, Port Elizabeth Hooters location in South Africa and the closing of our ABC location in Columbia, South Carolina.

General and Administrative Expense (“G&A”)

G&A increased 31.9% to $5.7 million for the nine months ended September 30, 2015 from $4.3 million for the nine months ended September 30, 2014. Significant components of G&A are summarized as follows:

	Nine Months Ended September 30,
General and Administrative Expenses	2015	2014	% Change
Professional fees	$1,265,501	$899,285	40.7%
Salary and benefits	1,817,696	1,238,820	46.7%
Consulting and investor relations fees	1,378,254	1,083,031	27.3%
Travel and entertainment	275,515	221,490	24.4%
Shareholder services and fees	65,636	103,334	-36.5%
Other G&A	853,943	741,319	15.2%
Total G&A Expenses	$5,656,545	$4,287,279	31.9%

As a percentage of restaurant revenue, G&A decreased to 19.6% for the nine months ended September 30, 2015 from 20.9 % for the nine months ended September 30, 2014. The improvement in G&A as a percent of revenue is primarily due to the growth in revenues and store locations, allowing us to scale our overhead costs over a larger business.

G&A as a percent of revenue for the current period was negatively impacted by the temporary decline in Australia revenues combined with the incurrence of non-recurring costs related to the acquisition transactions and Australia administration during 2015. G&A in the current nine month period includes approximately $1.0 million of legal, banking, consulting and other non-recurring professional fees related to the acquisition transactions, capital transactions and Australia administration process. Excluding those non-recurring expenses, G&A was approximately 15.7% of total revenue.

We expect the G&A costs associated the restaurant operations and corporate overhead to continue to decline as a percent of revenues in future periods through a combination of expense rationalization, the absence of non-recurring transaction-related expenses, and increased revenue.

Asset impairment charge

In connection with the reorganization of our Australian subsidiaries, the Company recognized a non-cash charge of $4.5 million for the period ending September 30, 2015. The Company did not incur asset impairments in 2014.

Depreciation and amortization

Depreciation and amortization expense increased 3.7% to $1,205,255 for the nine months ended September 30, 2015 from $1,162,088 for the nine months ended September 30, 2014 due to increased depreciable property and equipment and franchise fees associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Nine Months Ended September 30,
Other Income (Expense)	2015	2014	% Change
Interest expense	$(2,736,555)	$(1,268,756)	115.7%
Change in fair value of derivative liabilities	833,139	925,200	-10.0%
Loss on extinguishment of debt	(315,923)	-	-
Realized gains on securities	-	101,472	-100.0%
Equity in losses of investments	-	(40,694)	-100.0%
Other income	35,064	446,445	-92.1%
Total Other (Expense) Income	$(2,184,275)	$163,667	-1434.6%

Interest expense increased 115.7% to $2.7 million for the nine months ended September 30, 2015 from $1.3 million for the nine months ended September 30, 2014. The Company increased its debt obligations and related interest expenses in connection with the Company’s growth strategy and recent business combinations, which included the assumption of $5 million in additional long term debt for the acquisition of the Australia entities. The nine months ended September 30, 2015 also included one-time accelerated non-cash amortization of debt discount of approximately $0.6 million related to conversion of a note payable of $1 million.

Change in fair value of derivative liability was $0.8 million for the nine months ended September 30, 2015 and $0.9 million for the nine months ended September 30, 2014. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the derivative price of the Company’s common stock

Loss on extinguishment of debt was $0.3 million for the nine months ended September 30, 2015 and zero for the nine months ended September 30, 2014. During 2015, several or the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions in the prior year.

The Company sold a marketable security in the 2014, realizing a gain of $101,472 for the nine months ended September 30, 2014. The Company did not sell any marketable securities in the current year.

The Company recognized losses in connection with its minority ownership of the Hooters stores in Australia during the first quarter of 2014. From April 1, 2014 forward, the company increased its ownership and began consolidating Australia and does not have any equity investments subsequent to that date.

Other income was a $35 thousand loss for the nine months ended September 30, 2015 compared to income of $0.4 million for the prior year period. The prior year includes a distribution from Hooters of America. In the current year, the distribution was received and will be recognized during the fourth quarter of 2015.

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Net gain from discontinued operations was $189 for the nine months ended September 30, 2015 compared to a loss of $161 thousand for the nine months ended September 30, 2014. The Company discontinued the operations of its Spoon business in December 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, our cash balance was $1.8 million and working capital was a deficit of $3.2 million (excluding non-cash derivative liabilities and deferred rent). Cash and working capital as of September improved by $1.6 million and $4.1 million, respectively, as compared with December 31, 2014. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate moderate organic growth, opening 3-4 new stores within our current markets and restaurant concepts. During the first nine months of 2015:

●	During the first quarter of 2015, we completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of BGR: The Burger Joint and for general corporate purposes.

●	During the second quarter of 2015, we completed an equity transaction raising net proceeds of approximately $1.9 million to complete the acquisition of BT’s Burger Joints and for general corporate purposes.

●	During the third quarter of 2015, we completed a rights offering raising net proceeds of approximately $6.0 million to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes.

As we execute our growth plans throughout the balance of 2015 and 2016, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We believe the capital resources available to us will be sufficient to fund our ongoing operations and to support our operating plans. We may raise additional capital from the issuance of new debt and equity to continue to execute our growth plans, although there can be no assurance that we will be able to do so. In the event that such capital is not available, we may have to scale back or freeze our organic growth plans, reduce general and administrative expenses and/or curtail future acquisition plans to manage our liquidity and capital resources.

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

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Our management has determined that, as of September 30, 2015, the Company’s disclosure controls and procedures were ineffective.

Management evaluated our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of September 30, 2015, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the nine month period ending September 30, 2015 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.
INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)
44