Form 10-K
period 2015-12-31
Chanticleer Holdings, Inc.
filed 2016-03-31
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No.

The aggregate market value of the voting stock held by non-affiliates was $30,632,579 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,337,247 shares of common stock issued and outstanding as of March 25, 2016.

Chanticleer Holdings, Inc.

Form 10-K Index

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	Operating losses may continue for the foreseeable future; we may never be profitable;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	We do not have full operational control over the businesses of our franchise partners or operations where we hold less 100% ownership;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

●	Increases in costs, including food, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;
●	Inherent risk in foreign operations and currency fluctuations;

●	Unusual expenses associated with our expansion into international markets;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Current conditions in the global financial markets and the distressed economy;

●	A decline in market share or failure to achieve growth;

●	Negative publicity about the ingredients we use or the potential occurrence of food-borne illnesses or other problems at our restaurants;
●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	Adverse effects on our operations resulting from certain geo-political or other events.

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

Item 1: Business

Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	Delaware, USA
Burger Business			Pacific Northwest Hooters
American Roadside Burgers, Inc.	Delaware, USA	100%	Oregon Owl’s Nest, LLC	Oregon, USA	100%
ARB Stores			Jantzen Beach Wings, LLC	Oregon, USA	100%
American Roadside McBee, LLC	North Carolina, USA	100%	Tacoma Wings, LLC	Washington, USA	100%
American Burger Morehead, LLC	North Carolina, USA	100%
American Roadside Morrison, LLC	North Carolina, USA	100%	South African Hooters
American Burger Ally, LLC	North Carolina, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Acquisition, LLC	North Carolina, USA	100%	Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Franchising, LLC	Virginia, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Operations, LLC	Virginia, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Old Town, LLC	Maryland, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Dupont, LLC	Virginia, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
BGR Arlington, LLC	Virginia, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Keene Mill, LLC	Virginia, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Potomac, LLC	Maryland, USA	100%
BGR Cascades, LLC	Virginia, USA	100%	Australian Hooters
BGR Washingtonian, LLC	Maryland, USA	100%	HOTR AUSTRALIA PTY LTD	Australia	80%
BGR Tysons, LLC	Virginia, USA	100%	HOTR CAMPBELLTOWN PTY LTD	Australia	80%
BGR Springfield Mall, LLC	Virginia, USA	100%	HOTR GOLD COAST PTY LTD	Australia	80%
Capitol Burger, LLC	Maryland, USA	100%	HOTR PARRAMATTA PTY LTD	Australia	80%
BT Burger Acquisition, LLC	North Carolina, USA	100%	HOTR PENRITH PTY LTD	Australia	80%
BT's Burgerjoint Biltmore, LLC	North Carolina, USA	100%	HOTR TOWNSVILLE PTY LTD	Australia	80%
BT's Burgerjoint Promenade, LLC	North Carolina, USA	100%
BT's Burgerjoint Sun Valley, LLC	North Carolina, USA	100%	European Hooters
BT's Burgerjoint Rivergate LLC	North Carolina, USA	100%	Chanticleer Holdings Limited	Jersey	100%
LBB Acquisition, LLC	North Carolina, USA	100%	West End Wings LTD	United Kingdom	100%
Cuarto LLC	Oregon, USA	100%	Crown Restaurants Kft.	Hungary	80%
Segundo LLC	Oregon, USA	100%
Noveno LLC	Oregon, USA	100%	Inactive Entities
Primero LLC	Oregon, USA	100%	Hooters Brazil	Brazil	100%
Septimo LLC	Oregon, USA	100%	DineOut SA Ltd.	England	89%
Quinto LLC	Oregon, USA	100%	Avenel Financial Services, LLC	Nevada, USA	100%
Octavo LLC	Oregon, USA	100%	Avenel Ventures, LLC	Nevada, USA	100%
Sexto LLC	Oregon, USA	100%	Chanticleer Advisors, LLC	Nevada, USA	100%
			Chanticleer Investment Partners, LLC	North Carolina, USA	100%
Just Fresh			Dallas Spoon Beverage, LLC	Texas, USA	100%
JF Franchising Systems, LLC	North Carolina, USA	56%	Dallas Spoon, LLC	Texas, USA	100%
JF Restaurants, LLC	North Carolina, USA	56%	Hoot Campbelltown Pty Ltd	Australia	60%
			Chanticleer Holdings Australia Pty, Ltd.	Australia	100%
			Hoot Australia Pty Ltd	Australia	60%
			TMIX Management Australia Pty Ltd.	Australia	60%
			Hoot Parramatta Pty Ltd	Australia	60%
			Hoot Penrith Pty Ltd	Australia	60%
			Hoot Gold Coast Pty Ltd	Australia	60%
			Hoot Townsville Pty. Ltd	Australia	60%
			Hoot Surfers Paradise Pty. Ltd.	Australia	60%
			MVLE DARLING HARBOUR PTY LTD	Australia	50%
			MVLE GAMING PTY LTD	Australia	100%
			American Roadside Cross Hill, LLC	North Carolina, USA	100%

Restaurant Brands

Hooters Full Service

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

We own and operate fifteen Hooters full service restaurants in the United States, Australia, South Africa, Hungary and the United Kingdom. We expect to expand our Hooters operations in the following areas: United Kingdom, South Africa, and Australia. We may also expand in the United States and other international markets on a case-by-case basis.

Better Burgers Fast Casual

We operate and franchise a system-wide total of forty fast casual restaurants specializing the “Better Burger” category of which twenty-seven are company-owned and thirteen are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast casual dining chain consisting of five locations in North Carolina, South Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine. BT’s Burger Joint (“BT”) was acquired in July 2015 and consists of four locations in North Carolina. We are rebranding the BT’s locations under the American Burger Company brand to increase consistency and brand recognition in the Carolinas market. With the addition of the BT’s locations, ABC is now the second largest better burger brand in the Charlotte, NC area, just behind Five Guys.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of ten company-owned locations in the United States and thirteen franchisee-operated locations in the United States and the Middle East.

On September 30, 2015, Little Big Burger (“LBB”) was acquired, adding eight locations in Oregon.

We expect to expand our better burger business through a combination of company stores, franchising and partnerships in the United States. We are also exploring opportunities to expand our better burger business internationally, primarily focusing on those regions where we operate Hooters restaurants to leverage our local infrastructure and management teams across multiple brands.

Just Fresh Fast Casual

We operate Just Fresh, our healthier eating fast casual concept with seven company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups. We currently hold a 56% controlling interest in Just Fresh.

We expect to expand our Just Fresh business in North Carolina primarily through the opening of additional company stores in our current market. We are also exploring opportunities to expand our Just Fresh business through franchising in United States and internationally.

Restaurant Geographic Locations

United States

We currently operate ABC, BGR, BT and LBB restaurants in the United States as our Better Burger Group. ABC and BT’s are located in North Carolina, South Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations in the US and internationally. LBB operates in the Portland and Eugene, Oregon areas.

We operate Just Fresh restaurants in the Charlotte, North Carolina area.

We operate Hooters restaurants in Tacoma, Washington and Portland, Oregon (“Hooters Pacific NW”). We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

South Africa

We currently own and operate six Hooters locations in South Africa: Durban, Pretoria, Port Elizabeth and Johannesburg (three locations).

Europe

We currently own 100% of West End Wings, Ltd, the entity that holds the franchise rights and operates the Hooters restaurant in Nottingham, England (“Hooters Nottingham”). We currently own 80% of CRK, the entity that holds the Hooters franchise rights and operates the Hooters restaurant in Budapest, Hungary, and our local partner owns the remaining 20%.

Australia

We own 80% of the Australia Hooters stores, with five locations in Sydney, Gold Coast and Townsville.

Competition

The restaurant industry is extremely competitive. We compete with other restaurants on the taste, quality and price of our food offerings. Additionally, we compete with other restaurants on service, ambience, location and overall customer experience. We believe that the unique atmosphere of our restaurants and the focus on quality and flavor of our food enable us to differentiate ourselves from our competitors. We believe that we compete primarily with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants in general. Many of our competitors are well-established national, regional or local chains and many have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant employees.

Proprietary Rights

We use the “Hooters” mark and certain other service marks and trademarks used in our Hooters restaurants pursuant to our franchise agreements with Hooters of America.

We also have trademarks and trade names associated with our Just Fresh, American Burger, BGR and Little Big Burger businesses. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning, and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control. We are subject to various regulations by foreign governments related to the sale of food and alcoholic beverages and to health, sanitation and fire and safety standards. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.

We are also subject to regulations in Oregon where we operate gaming machines. Gaming operations are generally highly regulated and conducted under the permission and oversight of the state or local gaming commission, lottery or other government agencies.

Corporate Information

Our principal executive offices are located at 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Our web site is www.chanticleerholdings.com.

EMPLOYEES

At December 31, 2015, our locations had approximately 745 full-time employees, including 351 in South Africa, 23 in Hungary, 19 in the United Kingdom, 147 in Australia and 205 in the United States. Approximately 25 of our South African employees are represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

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

We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statement. If any of these risks, or combination of risks, actually occurs, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Risks Related to Our Company and Industry

We have not been profitable to date and expect our operating losses to continue for the foreseeable future; we may never be profitable.

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2015, we had net revenue of $42.4 million and incurred a net loss of $12.1 million. Our total accumulated deficit through December 31, 2015, was $33.0 million.

As a result of our brief operating history, future profitability is difficult to predict with certainty. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming a going concern.

our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Our financial statement as of December 31, 2015, were prepared under the assumption that will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. Such financings may not available or may not be available on reasonable terms. Our financial statements do not include adjustments that result from the outcome of this uncertainly.

The recent acquisitions, as well as future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

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

Future acquisitions of restaurants or other businesses, which may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

There are risks inherent in expansion of operations, including our ability to generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way.

We cannot project with certainty the number the number of new restaurants we and our partners will open in accordance with our present plans and within the timeline or the budgets that we currently project. In addition, our franchise agreements with Hooters of America (“HOA”) provide that we must exercise our option to open additional restaurants within each of our territories by a certain date set forth in the development schedule and that each such restaurant must be open by such date. If we fail to timely exercise any option or if we fail to open any additional restaurant by the required restaurant opening date, all of our rights to develop the rest of the option territory will expire automatically and without further notice.

Our failure to effectively develop locations in new territories would adversely affect our ability to execute our business plan by, among other things, reducing our revenues and profits and preventing us from realizing our strategy. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those currently operated by us.

The number of openings and the performance of new locations will depend on various factors, including:

●	the availability of suitable sites for new locations;

●	our ability to negotiate acceptable lease or purchase terms for new locations, obtain adequate financing, on favorable terms, required to construct, build-out and operate new locations and meet construction schedules, and hire and train and retain qualified restaurant managers and personnel;

●	managing construction and development costs of new restaurants at affordable levels;

●	the establishment of brand awareness in new markets; and

●	the ability of our Company to manage expansion.

Additionally, competition for suitable restaurant sites in target markets is intense. We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability.

New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets.

We may not be able to successfully develop critical market presence for our brand in new geographical markets, as we may be unable to find and secure attractive locations, build name recognition or attract new customers. Inability to fully implement or failure to successfully execute our plans to enter new markets could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to potential for litigation and other customer complaints concerning our food safety, service and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true. Substantial, complex or extended litigation could have an adverse effect on our results of operations if we incur substantial defense costs and our management is distracted. Employees may also, from time to time, bring lawsuits against us regarding injury, discrimination, wage and hour, and other employment issues. Additionally, potential disputes could subject us to litigation alleging non-compliance with franchise, development, support service, or other agreements. Additionally, we are subject to the risk of litigation by our stockholders as a result of factors including, but not limited to, performance of our stock price.

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

In recent years there has been an increase in the use of social media platforms and similar devices that allow individuals’ access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate in its impact. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud or outdated information. The inappropriate use of social media platforms by our guests, employees or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation. If we are unable to quickly and effectively respond, we may suffer declines in guest traffic, which could materially affect our financial condition and results of operations.

Food safety and foodborne illness concerns could have an adverse effect on our business.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, there is no guarantee that our franchise restaurants will maintain the high levels of internal controls and training we require at our company-operated restaurants.

Furthermore, we and our franchisees rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant revenue nationwide if highly publicized on national media outlets or through social media.

This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.

We operate in the highly competitive restaurant industry. If we are not able to compete effectively, it will have a material adverse effect on our business, financial condition and results of operations.

We face significant competition from restaurants in the fast casual dining and traditional fast food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambience, among other things.

Any inability to successfully compete with the restaurants in our markets and other restaurant segments will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages, or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

Our rights to operate and franchise Hooters-branded restaurants are dependent on the Hooters’ franchise agreements.

Our rights to operate and franchise Hooters-branded restaurants, and our ability to conduct our business are derived principally from the rights granted or to be granted to us by Hooters in our franchise agreements. As a result, our ability to continue operating in our current capacity is dependent on the continuation and renewal of our contractual relationship with Hooters.

In the event Hooters does not grant us franchises to acquire additional locations or terminates our existing franchise agreements, we would be unable to operate and/or expand our Hooters-branded restaurants, identify our business with Hooters or use any of Hooters’ intellectual property. As the Hooters brand and our relationship with Hooters are among our competitive strengths, the failure to grant or the expiration or termination of the franchise agreements would materially and adversely affect our business, results of operations, financial condition and prospects.

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

We are and will be dependent on our partners to maintain quality, service and cleanliness standards, and their failure to do so could materially affect our brands and harm our future growth. We do not presently have formal written agreements in place with any of our partners regarding these types of matters. Although we intend to exercise significant control over partners through written agreements in the future, our partners will continue to have some flexibility in the operations, including the ability to set prices for our products in their restaurants, hire employees and select certain service providers. In addition, it is possible that some partners may not operate their restaurants in accordance with our quality, service and cleanliness, health or product standards. Although we intend to take corrective measures if partners fail to maintain high quality service and cleanliness standards, we may not be able to identify and rectify problems with sufficient speed and, as a result, our image and operating results may be negatively affected.

A failure by Hooters to protect its intellectual property rights, including its brand image, could harm our results of operations.

The profitability of our Hooters business depends in part on consumers’ perception of the strength of the Hooters brand. Under the terms of our franchise agreements, we are required to assist Hooters with protecting its intellectual property rights in our jurisdictions. Nevertheless, any failure by Hooters to protect its proprietary rights in the world could harm its brand image, which could affect our competitive position and our results of operations.

Our business could be adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences.

Our success depends, in part, upon the popularity of our food products. Shifts in consumer preferences away from our restaurants or cuisine could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. A continuing decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, and business and financial condition.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors, suppliers and distributors at a reasonable cost. We do not control the businesses of our vendors, suppliers and distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, if our current vendors or other suppliers are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in employment laws and minimum wage standards may adversely affect our business.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be negatively impacted.

In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

●	minimum wages;

●	mandatory health benefits;

●	vacation accruals;

●	paid leaves of absence, including paid sick leave; and

●	tax reporting.

We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We lease substantially all of the real property and we expect the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases.

If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to extensive and varied country, federal, state and local government regulation, including regulations relating to public health, gambling, safety and zoning codes. We operate each of our locations in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if we could not obtain or retain food or other licenses, it would adversely affect our operations. Although we have not experienced, and do not anticipate experiencing any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular location or group of restaurants.

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

We expect most of our Hooters restaurants will be operated in foreign countries and territories outside of the U.S. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the Australian Dollar, the British Pound, the Euro and the South African Rand could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

We may not attain our target development goals and aggressive development could cannibalize existing sales.

Our growth strategy depends in large part on our ability to increase our net restaurant count. The successful development of new units will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks that could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’/partners’, ability to obtain suitable restaurant locations, obtain required permits and approvals in a timely manner and hire and train qualified personnel.

Our franchisee operators also frequently depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If it becomes more difficult or expensive for our franchisees/partners to obtain financing to develop new restaurants, our planned growth could slow and our future revenue and cash flows could be adversely impacted.

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

Changing conditions in the global economy and financial markets may materially adversely affect our business, results of operations and ability to raise capital.

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

Changes to accounting rules or regulations may adversely affect the reporting of our results of operations.

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have indicated that they will require lessees to capitalize operating leases in their financial statements. Such a change would require us to record significant lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations. In addition, many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, franchise accounting, acquisitions, litigation, and asset impairment calculations. Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In addition, we license certain of our proprietary intellectual property, including our name and logos, to third parties. For example, we grant our franchisees and licensees a right to use certain of our trademarks in connection with their operation of the applicable restaurant. If a franchisee or other licensee fails to maintain the quality of the restaurant operations associated with the licensed trademarks, our rights to, and the value of, our trademarks could potentially be harmed. Negative publicity relating to the franchisee or licensee could also be incorrectly associated with us, which could harm our business. Failure to maintain, control and protect our trademarks and other proprietary intellectual property would likely have a material adverse effect on our business, financial condition and results of operations and on our ability to enter into new franchise agreements.

We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business and results of operations.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems could result in delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments.

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

The current market for our common stock has been characterized by volatile prices. As a result, investors in our common stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock is likely to be highly unpredictable and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:

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

We have warrants that are publicly traded on NASDAQ under the symbol “HOTRW”. During the term that the public warrants are outstanding, the holders of the public warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional capital while these public warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional capital on more favorable terms from other sources. These warrants expire in June 2017.

We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

Our board of directors does not intend to pay cash dividends in the foreseeable future but instead intends to retain any and all earnings to finance the growth of the business. To date, we have not paid any cash dividends and there can be no assurance that cash dividends will ever be paid on our common stock.

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

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We have identified internal control weaknesses and may need to undertake various actions, such as implementing new internal controls, new systems and procedures and hiring additional accounting or internal audit staff, which could increase our operating expenses. In addition, we may identify additional deficiencies in our internal control over financial reporting as part of that process.

In addition, if we are unable to resolve internal control deficiencies in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

We have received a notification indicating that our share price was not in compliance with NASDAQ’s continued listing requirements.

On February 18, 2016, Chanticleer Holdings received notification from the Listing Qualifications Department of NASDAQ indicating that, for the 30 consecutive business days ended February 17, 2016, the bid price for Chanticleer Holdings’ common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2) (“the Bid Price Rule”).

The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), Chanticleer Holdings would be provided 180 calendar days ending on August 16, 2016 to regain compliance. If, at any time before August 16, 2016 the bid price of Chanticleer Holdings’ common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, August 16, 2016 staff will provide written notification that it has achieved compliance with the Bid Price Rule.

If Chanticleer Holdings fails to regain compliance with the Bid Price Rule before August 16, 2016, but meets all of the other applicable standards for initial listing on the NASDAQ Capital Market with the exception of the minimum bid price, then Chanticleer Holdings may be eligible to have an additional 180 calendar days through February 12, 2017 to regain compliance with the Bid Price Rule. In the event that Chanticleer Holdings fails to regain compliance with the Bid Price Rule, then the directors of Chanticleer Holdings may be required to consider a common stock consolidation which would enable the common stock to continue to be traded on The NASDAQ Capital Market.

Item 2: Properties

The Company, through its subsidiaries, leases the land and buildings for our five restaurants in South Africa, one restaurant in Nottingham, United Kingdom, thirty-five restaurants in the U.S., five restaurants in Australia, and one restaurant in Hungary. The terms for our leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

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

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. The Company has asserted numerous defenses in answer to the complaint and intends to defend itself fully and vigorously.

Prior to the Company’s acquisition of Little Big Burger, a class action lawsuit was filed in Oregon by certain current and former employees of Little Big Burger asserting that the former owners of Little Big Burger failed to compensate employees for overtime hours and also that an employee had been wrongfully terminated. The plaintiffs and defendants agreed to enter into a settlement agreement pursuant to which the former owners of Little Big Burger will pay a gross settlement of up to $675,000, inclusive of plaintiffs’ attorney’s fees of $225,000. This settlement was preliminarily approved by the court on February 2, 2016. The parties are proceeding with distributing the claim forms and notices of settlement to the class members and ultimately will disburse settlement payments to those who opt in.

In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company does not expect to have to expend any funds related to the settlement as certain of the Sellers have agreed to retain the obligations and have set aside sufficient funds to cover the settlement. However, as the Company assumed all liabilities of Little Big Burger in the acquisition and would be required to fulfill the settlement if the sellers were unable or otherwise failed to fully fund the settlement, the Company has reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying Consolidated Balance Sheets as of December 31, 2015.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

Item 4: mine safety disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Capital Market under the symbol “HOTR”.

The market high and low prices on the NASDAQ for the years ending December 31, 2015 and 2014 are as follows:

QUARTER ENDED	HIGH	LOW

December 31, 2015	$1.32	$0.75
September 30, 2015	$2.73	$1.03
June 30, 2015	$4.18	$2.17
March 31, 2015	$3.07	$1.65

December 31, 2014	$2.54	$1.40
September 30, 2014	$2.84	$1.85
June 30, 2014	$3.77	$1.86
March 31, 2014	$5.33	$3.35

Number of Shareholders and Total Outstanding Shares

As of March 25, 2016, there were 21,337,247 shares issued and outstanding, respectively, held by approximately 196 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of 2015 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter. Stock transactions in the fourth quarter of 2015 as follows.

In October, 2015, certain holders of the 8% convertible notes issued in January 2015 converted $100,000 principal into 100,000 shares of the Company’s common stock.

During October 2015, the Company issued 54,226 shares of common stock for consulting, acquisition and other services valued at $47,505. The recorded value for common stock issued for services was based on the closing market prices for the Company’s common stock.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and our audited consolidated financial statements as of and for the year ended December 31, 2015 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

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

We own, operate and franchise a system-wide total of forty fast casual restaurants specializing the “Better Burger” category of which twenty-seven are company-owned and thirteen are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of nine locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of ten company-owned locations in the United States and thirteen franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of eight locations in Oregon.

We also own and operate Just Fresh, our healthier eating fast casual concept with eight company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

As of December, 31, 2015, our system-wide store count totaled 62 locations, consisting of 49 company-owned locations and 13 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Our results of operations are summarized below:

	Years Ended December 31,
	2015		2014
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$41,010,680		$28,745,258		42.7%
Gaming income, net	472,752		432,688		9.3%
Management fees - non-affiliate	553,953		665,488		-16.8%
Franchise income	359,424		-
Total revenue	42,396,809		29,843,434		42.1%

Expenses:
Restaurant cost of sales	14,036,165	34.2%	9,934,532	34.6%	41.3%
Restaurant operating expenses	24,815,221	60.5%	17,363,743	60.4%	42.9%
Restaurant pre-opening and closing expenses	763,948	1.9%	524,739	1.8%	45.6%
General and administrative	7,415,381	17.5%	5,976,870	20.0%	24.1%
Asset impairment charge	4,489,043	10.6%	-	0.0%	-
Depreciation and amortization	2,364,967	5.6%	1,587,858	5.3%	48.9%
Total expenses	53,884,725	127.1%	35,387,742	118.6%	52.3%
Loss from continuing operations	$(11,487,916)		$(5,544,308)		107.2%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased 42.1% to $42.4 million for the year ended December 31, 2015 from $29.8 million for the year ended December 31, 2014.

Revenues by concept, revenue type and store count are summarized below for each period:

	Years Ended December 31, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$21,329,220	$472,752	$-	$129,124	$21,931,096	51.7%	15	-	15
Better Burgers Fast Casual	14,182,670	-	359,424	-	14,542,094	34.3%	27	13	40
Just Fresh Fast Casual	5,498,790	-	-	-	5,498,790	13.0%	7	-	7
Corporate and Other	-	-	-	424,829	424,829	1.0%	-	-	-
Total Revenue	$41,010,680	$472,752	$359,424	$553,953	$42,396,809	100.0%	49	13	62

	Years Ended December 31, 2014						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Management Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$20,675,924	$432,688	$-	$176,098	$21,284,710	71.3%	13	-	13
Better Burgers Fast Casual	3,230,519	-	-	-	3,230,519	10.8%	6	-	6
Just Fresh Fast Casual	4,838,815	-	-	-	4,838,815	16.2%	7	-	7
Corporate and Other	-	-	-	489,390	489,390	1.7%	-	-	-
Total Revenue	$28,745,258	$432,688	$-	$665,488	$29,843,434	100.0%	26	-	26

Restaurant revenues increased 42.7% to $41.0 million for the year ended December 31, 2015 from $28.7 million for the year ended December 31, 2014. Revenue increased as growth in store count and favorable same store sales comparisons were partially offset by the impact of a stronger US dollar on the translation of foreign currency results to US dollars.

Revenue from the Company’s Hooter’s restaurants increased 3.2% to $21.3 million for the year ended December 31, 2015 from $20.7 million for the year ended December 31, 2014. Revenues grew in our US Hooters restaurants, but that growth was partially offset by fluctuations in foreign currency rates on the translation of local currency results to US dollars for financial reporting. Revenue from our Hooters Australia restaurants increased from prior year, however, this increase was mitigated by foreign currency translation combined with the temporary absence of revenue during the July 2015 to October 2015 Administration period.

Revenue from the Company’s Better Burger Group increased 339% to $14.2 million for the year ended December 31, 2015 from $3.2 million for the year ended December 31, 2014. The growth in our Better Burger Group was due to a combination of growth in store count and increased revenues from our company store locations. Company-owned restaurants grew from six locations at the end of 2014 to twenty-seven locations at the end of the current year. The majority of the growth resulted from the acquisitions of BGR: the Burger Joint, BT’s Burger Joint and Little Big Burger. In addition, we opened one company store at BGR following the acquisition.

Revenue from the Company’s Just Fresh Group increased 13.6% to $5.5 million for the year ended December 31, 2015 from $4.8 million for the year ended December 31, 2014. Revenue growth resulted from increased same store sales and the timing of a new store opening in late 2014.

Gaming revenue was essentially flat, increasing modestly primarily due to timing. Gaming revenue is derived from our Hooters stores in the Pacific Northwest, which accounted for $0.4 million for the year ended December 31, 2015 and $0.3 million for the year ended December 31, 2014. We also previously earned gaming revenues from our Australia operations, however, that revenue ceased in connection with the Administration and is not expected to continue in future periods.

Management fee income decreased $0.1 million. The Company derives management fee income from three sources – serving as general partner for its investment in HOA LLC, as compensation for the Company’s CEO serving on the board of HOA LLC, and from managing non-controlled restaurant properties in Australia. In the current year, the Company received a cash distribution totaling $0.5 million on its 3% equity interest in HOA LLC, of which $0.3 million is reflected in management fee income and $0.2 million is reflected in interest and other income. In the prior year period, the Company recognized $0.7 million in management fees from a combination of the prior year HOA distribution, board fees and from its Australia operations. The Company ceased earning management fee income from Australia in July 2015 in connection with the Australia administration process.

Franchise income was $0.4 million for the year ended December 31, 2015 compared with zero in the prior year. The Company commenced its franchise operations in March 2015 with the acquisition of BGR.

Restaurant cost of sales

Restaurant cost of sales increased 41.3% to $14.0 million for the year ended December 31, 2015 from $9.9 million for the year ended December 31, 2014. Restaurant revenues increased 42.7% over the same period.

	Years Ended December 31,
	2015		2014
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$7,319,155	34.3%	$6,983,485	33.8%	4.8%
Better Burgers Fast Casual	4,770,460	33.6%	1,233,271	38.2%	286.8%
Just Fresh Fast Casual	1,946,550	35.4%	1,717,776	35.5%	13.3%
Corporate and Other	-	-	-	-	-
	$14,036,165	34.2%	$9,934,532	34.6%	41.3%

As a percentage of restaurant sales, net, restaurant cost of sales decreased to 34.2% for the year ended December 31, 2015 from 34.6% for the year ended December 31, 2014.

Cost of restaurant sales improved significantly for the Better Burger restaurants as the Company continued to focus on driving cost of food, paper and other products lower by leveraging the increasing scale and purchasing volumes of the combined company. Cost of sales for the Better Burger group improved from 38.2% to 33.6% while cost of sales at Just Fresh changed from 35.5% to 35.4%.

Cost of restaurant sales improved as a percent of revenues at the Hooter’s restaurants in the United States, South Africa and Europe when compared with the prior year period. Those improvements, however, were more than offset by higher costs in Australia where revenues and costs were temporarily impacted by the Administration process. Food and paper costs for Hooters Australia, and accordingly for the Hooters group as a whole, are expected to improve in future periods as a result of initiatives to lower food and transportation costs and to increase pricing where necessary to offset input cost increases.

Restaurant operating expenses

Restaurant operating expenses increased 42.9% to $24.8 million for the year ended December 31, 2015 from $17.4 million for the year ended December 31, 2014 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Years Ended December 31,
	2015		2014
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$13,567,725	63.6%	$12,283,416	59.4%	10.5%
Better Burgers Fast Casual	8,272,412	58.3%	2,470,691	76.5%	234.8%
Just Fresh Fast Casual	2,975,084	54.1%	2,609,636	53.9%	14.0%
	$24,815,221	60.5%	$17,363,743	60.4%	42.9%

As a percent of restaurant revenue, operating expenses were relatively flat at 60.5% of restaurant net sales in the current year compared with 60.4% in the prior year.

Operating expenses improved significantly in our Better Burger Business from 76.5% to 58.3% due to the combination of revenue growth improving overall operating leverage and due to operational initiatives to improve store efficiencies.

Operating expenses for the Just Fresh business were essentially flat as a percent of revenue, while operating expenses increased as a percent of revenue for our Hooters business. The increase in operating expenses in our Hooters business was directly attributable to Hooters Australia where we incurred higher expenses and lower revenues than in historical periods as a result of the Administration process. We expect revenues and operating expenses in Australia, and for the Hooters group as a whole, to improve in future periods.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses totaled $0.8 million for the year ended December 31, 2015 compared with $0.5 million for the year ended December 31, 2014. The increased expense was due primarily to the Company’s opening of the Townsville Hooters location in Australia, the Port Elizabeth Hooters location in South Africa, and the closing of our ABC location in Columbia, South Carolina.

General and Administrative Expense (“G&A”)

G&A increased 24.1% to $7.4 million for the year ended December 31, 2015 from $6.0 million for the year ended December 31, 2014. Significant components of G&A are summarized as follows:

	Years Ended December 31,
General and Administrative Expenses	2015	2014	% Change
Professional fees	$1,535,976	$1,088,020	41.2%
Salary and benefits	2,685,349	1,969,048	36.4%
Consulting and acquisition-related fees	1,651,049	1,601,913	3.1%
Travel and entertainment	353,151	297,906	18.5%
Shareholder services and fees	85,960	121,733	-29.4%
Other G&A	1,103,896	898,250	22.9%
Total G&A Expenses	$7,415,381	$5,976,870	24.1%

As a percentage of total restaurant revenue, G&A decreased to 17.5% for the year ended December 31, 2015 from 20.0% for the year ended December 31, 2014. The improvement in G&A as a percent of revenue is primarily due to the growth in revenues and store locations, allowing us to scale our overhead costs over a larger business. G&A for the current year includes approximately $1.3 million of legal, banking, consulting and other non-recurring professional fees related to acquisition transactions, capital transactions and Australia administration process. Excluding those non-recurring expenses, G&A was approximately 14.5% of total revenue for the year ended December 31, 2015.

We expect the G&A costs associated with restaurant operations and corporate overhead to continue to decline as a percent of revenues in future periods through a combination of expense rationalization, the absence of non-recurring transaction-related expenses, and increased revenue. For example, during the fourth quarter of 2015, the trend of declining G&A continued, with G&A coming in at 13.9% of quarterly restaurant revenue.

Asset impairment charge

In connection with the reorganization of our Australian subsidiaries, the Company recognized a non-cash charge of $4.5 million for the year ended December 31, 2015. The Company did not incur an asset impairment charge in 2014.

Depreciation and amortization

Depreciation and amortization expense increased 48.9% to $2.4 million for the year ended December 31, 2015 from $1.6 million for the year ended December 31, 2014 due to increased depreciable property and equipment and franchise fees associated with acquired and newly opened restaurants.

Other income (expense)

Other income (expense) consisted of the following:

	Years Ended December 31,
Other Income (Expense)	2015	2014	% Change
Interest expense	$(3,470,451)	$(2,280,921)	52.2%
Change in fair value of derivative liabilities	868,592	1,227,600	-29.2%
Loss on extinguishment of debt	(315,923)	-	-
Realized (loss) gains on securities	(169,369)	101,472	-100.0%
Equity in losses of investments	-	(40,694)	-100.0%
Other income	253,642	334,477	-74.8%
Total Other Income (Expense)	$(2,833,509)	$(658,066)	330.6%

Total other income (expense) increased to $2.8 million for the year ended December 31, 2015 from $0.7 million for the year ended December 31, 2014.

Interest expense increased 52.2% to $3.5 million for the year ended December 31, 2015 from $2.3 million for the year ended December 31, 2014. The Company increased its debt obligations and related interest expenses in connection with the Company’s growth strategy and recent business combinations, which included the assumption of $5 million in additional long-term debt for the acquisition of the Australia entities. The year ended December 31, 2015 also included an accelerated non-cash amortization of debt discount of approximately $0.6 million related to early conversion of a $1.0 million note payable.

The Company recognized changes in the fair value of derivative liabilities totaling $0.9 million for the year ended December 31, 2015 as compared to a $1.2 million in 2014. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the price of the Company’s common stock.

Loss on extinguishment of debt was $0.3 million for the year ended December 31, 2015. During 2015, several of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions or loss on extinguishments in the prior year.

The Company sold a marketable security in 2014, realizing a gain of $101,472 for the year ended December 31, 2014. The company did not sell any marketable securities in the current year.

Other income was $0.1 million for the year ended December 31, 2015 compared to income of $0.3 million for the prior year period. In the current year, other income includes a realized loss on the sale of the Company’s Beacher’s investment of $0.2 million, accounting for the majority of the change from the prior year period.

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Net gain (loss) from discontinued operations was a gain of $0.1 million for the year ended December 31, 2015 as compared to a loss of $0.9 million in 2014. The Company discontinued the operations of its Spoon business in December 2014.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2015, our cash balance was $1.5 million and improved by $1.3 million as compared with December 31, 2014. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	the pace of growth in our restaurant businesses and related investments in opening new stores;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	our ability to access the capital and debt markets including our ability to refinance or extend maturities of current obligations.;

●	popularity of and demand for our fast casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital investments and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable and capital leases.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new stores within our current markets and restaurant concepts. We have demonstrated the ability to raise capital to fund our growth initiatives, including but not limited to the following:

●	During the first quarter of 2015, we completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of BGR: The Burger Joint and for general corporate purposes.

●	During the second quarter of 2015, we completed an equity transaction raising net proceeds of approximately $1.9 million to complete the acquisition of BT’s Burger Joints and for general corporate purposes.

●	During the third quarter of 2015, we completed a rights offering raising net proceeds of approximately $6.0 million to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes.

●	In early 2016, we entered into a letter of intent directly with a US investor to fund the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We are actively pursuing sites and anticipate opening our first store under that arrangement by the end of 2016.

As we execute our growth plans throughout 2016, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We have a demonstrated track record of being able to raise capital and close deals over the past 18 months. We have several non-equity capital financing transactions currently in process, which we expect to further improve the Company’s financial position however, until such transactions are fully executed, we cannot provide assurance as to the certainly of completion or the precise amounts, if any, that will be received by the Company.:

In the event that such capital is not available, we may then have to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also not be able refinance or otherwise extend or repay our current obligations. In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases”. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. The application of this guidance affects classification only, and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position or results of operations.

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

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2015, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Critical Accounting Policies

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Significant estimates include the valuation of the investments in portfolio companies, deferred tax asset valuation allowances, valuing options and warrants, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.

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

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received. The Company also has equity investments in which it owns less than 20%, which are stated at cost. An impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost is below its carrying amount and is determined to be other than temporary. In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

Leases

Restaurant Operations lease certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses, and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. Accounting for leases involves significant management judgment.

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

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement.

COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for our five restaurants in South Africa, one restaurant in Nottingham, United Kingdom, thirty-five restaurants in the U.S., four restaurants in Australia, and one restaurant in Hungary.. The terms for our restaurant leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

We also lease our corporate office space in Charlotte, North Carolina

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations, long-term debt and other contractual commitments as of December 31, 2015:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$6,481,643	$5,383,002	$910,234	$75,285	$113,122
Convertible Debt Obligations	2,810,276	2,516,659	-	-	-
Operating Lease Obligations	27,516,096	4,426,175	7,918,198	6,338,998	8,832,725
Capital Lease Obligations	55,272	39,303	15,969	-	-
Purchase Obligations	-	-	-	-	-
Total	$36,863,287	$12,658,756	$8,844,401	$6,414,283	$8,945,847

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Chanticleer Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. and Subsidiaries, as of December 31, 2015 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses during the year ended December 31, 2015 of approximately $14.5 million and the Company has working capital deficit in excess of $12 million as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Charlotte. North Carolina

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Chanticleer Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. and Subsidiaries, as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp
Marcum LLP
New York, NY
April 14, 2015

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December, 31, 2014
ASSETS
Current assets:
Cash	$1,527,886	$245,828
Accounts and other receivables	882,263	313,509
Inventories	726,624	532,803
Due from related parties	45,615	46,015
Prepaid expenses and other current assets	636,188	330,745
TOTAL CURRENT ASSETS	3,818,576	1,468,900
Property and equipment, net	16,641,232	13,315,409
Goodwill	12,702,139	15,617,308
Intangible assets, net	7,282,074	3,396,503
Investments at fair value	31,322	35,362
Other investments	1,050,000	1,550,000
Deposits and other assets	679,863	408,492
TOTAL ASSETS	$42,205,206	$35,791,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,505,265	$5,580,131
Current maturities of long-term debt and notes payable	5,383,002	1,813,647
Current maturities of convertible notes payable, net of debt discount of $914,724 and $63,730, respectively	2,810,276	436,270
Current maturities of capital leases payable	39,303	42,032
Due to related parties	403,742	1,299,083
Deferred rent	683,793	118,986
Derivative liabilities	1,231,608	1,945,200
Liabilities of discontinued operations	124,043	177,393
TOTAL CURRENT LIABILITIES	16,181,082	11,412,742
Long-term debt, less current maturities, net of debt discount of $171,868 and $343,733, respectively	1,098,641	5,009,283
Convertible notes payable, net of debt discount of $10 and $1,872,587, respectively	-	1,477,413
Capital leases payable, less current maturities	15,969	36,628
Deferred rent	1,798,660	2,196,523
Deferred tax liabilities	1,353,771	686,884
TOTAL LIABILITIES	20,448,073	20,819,473
Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 21,337,247 and 7,249,442 shares, respectively	2,134	725
Additional paid in capital	55,365,597	32,601,400
Accumulated other comprehensive loss	(987,695)	(1,657,908)
Non-controlling interest	389,810	4,904,471
Accumulated deficit	(33,012,713)	(20,876,187)
TOTAL STOCKHOLDERS’ EQUITY	21,757,133	14,972,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,205,206	$35,791,974

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	December 31, 2015	December 31, 2014
Revenue:
Restaurant sales, net	$41,010,680	$28,745,258
Gaming income, net	472,752	432,688
Management fee income - non-affiliates	553,953	665,488
Franchise income	359,424	-
Total revenue	42,396,809	29,843,434
Expenses:
Restaurant cost of sales	14,036,165	9,934,532
Restaurant operating expenses	24,815,221	17,363,743
Restaurant pre-opening and closing expenses	763,948	524,739
General and administrative expenses	7,415,381	5,976,870
Asset impairment charge	4,489,043	-
Depreciation and amortization	2,364,967	1,587,858
Total expenses	53,884,725	35,387,742
Loss from continuing operations	(11,487,916)	(5,544,308)
Other (expense) income
Interest expense	(3,470,451)	(2,280,921)
Change in fair value of derivative liabilities	868,592	1,227,600
Loss on extinguishment of debt	(315,923)	-
Realized (loss) gains on securities	(169,369)	101,472
Equity in losses of investments	-	(40,694)
Other income (expense)	253,642	334,477
Total other (expense) income	(2,833,509)	(658,066)
Loss from continuing operations before income taxes	(14,321,425)	(6,202,374)
Income tax benefit (expense)	(187,568)	476,501
Loss from continuing operations	(14,508,993)	(5,725,873)
Gain (loss) from discontinued operations, net of taxes	53,350	(920,960)
Consolidated net loss	(14,455,643)	(6,646,833)
Less: Net loss attributable to non-controlling interest	2,319,117	243,462
Net loss attributable to Chanticleer Holdings, Inc.	$(12,136,526)	$(6,403,371)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(12,189,876)	$(5,482,411)
Gain (loss) from discontinued operations	53,350	(920,960)
Net loss attributable to Chanticleer Holdings, Inc.	$(12,136,526)	$(6,403,371)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities (none applies to non-controlling interest)	$(4,039)	$(223,746)
Foreign currency translation (loss) gain	(963,528)	(1,345,793)
Total other comprehensive loss	(967,567)	(1,569,539)
Comprehensive loss	$(13,104,093)	$(7,972,910)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common stockholders, basic and diluted	$(0.86)	$(0.87)
Discontinued operations attributable to common stockholders, basic and diluted	$0.00	$(0.15)
Weighted average shares outstanding, basic and diluted	14,245,437	6,332,843

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated
	Shares	Amount	Capital	Loss	Interest	Deficit	Total

Balance, January 1, 2014	5,387,897	$539	$25,404,994	$(88,368)	$394,645	$(14,472,816)	$11,238,994

Common stock and warrants issued for:
Cash proceeds, net	469,101	47	857,155	-	-	-	857,202
Business combinations	1,021,900	102	5,401,639	-	4,753,288	-	10,155,029
Interest	155,307	16	161,798	-	-	-	161,814
Consulting services	225,465	23	711,868	-	-	-	711,891
Warrant exercise	174,772	17	349,527	-	-	-	349,544
Warrants issued in connection with convertible debt	-	-	70,969	-	-	-	70,969
Repurchase of shares and warrants	(185,000)	(19)	(446,050)	-	-	-	(446,069)
Amortization of warrants	-	-	89,500	-	-	-	89,500
Foreign currency translation	-	-	-	(1,345,794)	-	-	(1,345,794)
Available-for-sale securities	-	-	-	(223,746)	-	-	(223,746)
Net loss	-	-	-	-	(243,462)	(6,403,371)	(6,646,833)
Balance, December 31, 2014	7,249,442	$725	$32,601,400	$(1,657,908)	$4,904,471	$(20,876,187)	$14,972,501
Common stock and warrants issued for:
Cash proceeds, net	9,508,659	951	14,920,952	-	-	-	14,921,903
Business combinations	2,985,600	299	4,062,018	-	-	-	4,062,317
Consulting services	104,000	11	279,351	-	-	-	279,362
Convertible debt	1,389,546	139	2,658,395	-	-	-	2,658,533
Settlement of long-term debt	100,000	10	194,990	-	-	-	195,000
Warrants issued in connection with convertible debt	-	-	1,002,688	-	-	-	1,002,688
Adjustment related to discontinued operations	-	-	(376,572)	-	-	-	(376,572)
Amortization of warrants	-	-	22,375	-	-	-	22,375
Foreign currency translation				(963,528)			(963,528)
Available-for-sale securities	-	-	-	(4,039)	-	-	(4,039)
Reclassifications related to Australia transactions	-	-	-	1,637,780	(2,543,653)	-	(905,873)
Non-Controlling interest contribution	-	-	-	-	348,109	-	348,109
Net loss	-	-	-	-	(2,319,117)	(12,136,526)	(14,455,643)
							-
Balance, December 31, 2015	21,337,247	$2,134	$55,365,597	$(987,695)	$389,810	$(33,012,713)	$21,757,133

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(14,455,643)	$(6,646,833)
Net (income) loss from discontinued operations	(53,350)	920,960
Net loss from continuing operations	(14,508,993)	(5,725,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,364,967	1,587,858
Equity in losses of investments	-	40,694
Asset impairment charge - Australia	4,489,043	-
Loss on extinguishment of debt	315,923	-
Loss on disposal of property and equipment	514,571	-
Loss (gain) on sales of investments	169,639	(101,472)
Common stock issued for services	279,362	711,891
Amortization of debt discount	2,379,951	1,400,392
Amortization of warrants	22,375	89,500
Common stock and warrants issued for interest	-	161,814
Warrants issued in connection with convertible debt	-	70,969
Change in assets and liabilities:
Accounts and other receivables	(758,095)	(49,553)
Prepaid and other assets	221,683	120,456
Inventory	(130,607)	485,499
Accounts payable and accrued liabilities	1,166,376	(368,475)
Change in amounts payable to non-controlling interest	(895,341)	1,427,183
Derivative liabilities	(868,592)	(200,800)
Deferred Rent	(220,113)	-
Deferred income taxes	94,527	(653,828)
Net cash (used in) provided by operating activities from continuing operations	(5,363,324)	(1,003,745)
Net cash (used in) provided by operating activities from discontinued operations	(4,500)	(23,195)
Net cash (used in) provided by operating activities	(5,367,824)	(1,026,940)

Cash flows from investing activities:
Purchase of property and equipment	(1,798,221)	(1,970,173)
Cash paid for acquisitions, net of cash acquired	(9,022,791)	(322,473)
Proceeds from sale of investments	330,361	121,222
Net cash used in investing activities from continuing operations	(10,490,651)	(2,171,424)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	14,921,903	1,206,746
Loan proceeds	663,074	2,072,951
Loan repayments	(891,529)	(202,456)
Proceeds from convertible debt	2,150,000	-
Capital lease payments	(52,807)	(47,602)
Contribution of non-controlling interest	348,109	-
Net cash provided by financing activities from continuing operations	17,138,750	3,029,639
Effect of exchange rate changes on cash	1,783	(28,141)
Net increase (decrease) in cash	1,282,058	(196,866)
Cash, beginning of period	245,828	442,694
Cash, end of period	$1,527,886	$245,828

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

	Years Ended
	December 31, 2015	December 31, 2014

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$1,068,383	$320,260
Income taxes	79,228	45,517

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$50,087	$-
Issuance of stock in connection with business combinations	4,062,317	5,401,639
Debt assumed in connection with business combinations		5,000,000
Debt discount for fair value of warrants and conversion feature issued in connection with debt	1,781,588	1,026,800
Repurchase of shares and warrants in connection with discontinued operation	-	446,069
Convertible debt settled through issuance of common stock	2,275,000	-
Long-term debt settled through issuance of common stock	100,000	-

Purchases of businesses:
Current assets excluding cash	$1,148,334	$636,894
Property and equipment	5,387,283	7,945,152
Goodwill	4,579,666	11,394,009
Trade name/trademarks/franchise fees	4,300,000	559,304
Deposits and other assets	-	136,025
Liabilities assumed	(2,330,175)	(4,165,235)
Non-controlling interest	-	(4,753,288)
Chanticleer equity	-	(1,028,749)
Common stock issued	(4,062,317)	(5,401,639)
Assumption of debt	-	(5,000,000)
Cash acquired	253,638	27,527
Cash paid for acquistions	$9,276,429	$350,000

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	Delaware, USA
Burger Business			Pacific Northwest Hooters
American Roadside Burgers, Inc.	Delaware, USA	100%	Oregon Owl’s Nest, LLC	Oregon, USA	100%
ARB Stores			Jantzen Beach Wings, LLC	Oregon, USA	100%
American Roadside McBee, LLC	North Carolina, USA	100%	Tacoma Wings, LLC	Washington, USA	100%
American Burger Morehead, LLC	North Carolina, USA	100%
American Roadside Morrison, LLC	North Carolina, USA	100%	South African Hooters
American Burger Ally, LLC	North Carolina, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Acquisition, LLC	North Carolina, USA	100%	Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Franchising, LLC	Virginia, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Operations, LLC	Virginia, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Old Town, LLC	Maryland, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Dupont, LLC	Virginia, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
BGR Arlington, LLC	Virginia, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Keene Mill, LLC	Virginia, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Potomac, LLC	Maryland, USA	100%
BGR Cascades, LLC	Virginia, USA	100%	Australian Hooters
BGR Washingtonian, LLC	Maryland, USA	100%	HOTR AUSTRALIA PTY LTD	Australia	80%
BGR Tysons, LLC	Virginia, USA	100%	HOTR CAMPBELLTOWN PTY LTD	Australia	80%
BGR Springfield Mall, LLC	Virginia, USA	100%	HOTR GOLD COAST PTY LTD	Australia	80%
Capitol Burger, LLC	Maryland, USA	100%	HOTR PARRAMATTA PTY LTD	Australia	80%
BT Burger Acquisition, LLC	North Carolina, USA	100%	HOTR PENRITH PTY LTD	Australia	80%
BT’s Burgerjoint Biltmore, LLC	North Carolina, USA	100%	HOTR TOWNSVILLE PTY LTD	Australia	80%
BT’s Burgerjoint Promenade, LLC	North Carolina, USA	100%
BT’s Burgerjoint Sun Valley, LLC	North Carolina, USA	100%	European Hooters
BT’s Burgerjoint Rivergate LLC	North Carolina, USA	100%	Chanticleer Holdings Limited	Jersey	100%
LBB Acquisition, LLC	North Carolina, USA	100%	West End Wings LTD	United Kingdom	100%
Cuarto LLC	Oregon, USA	100%	Crown Restaurants Kft.	Hungary	80%
Segundo LLC	Oregon, USA	100%
Noveno LLC	Oregon, USA	100%	Inactive Entities
Primero LLC	Oregon, USA	100%	Hooters Brazil	Brazil	100%
Septimo LLC	Oregon, USA	100%	DineOut SA Ltd.	England	89%
Quinto LLC	Oregon, USA	100%	Avenel Financial Services, LLC	Nevada, USA	100%
Octavo LLC	Oregon, USA	100%	Avenel Ventures, LLC	Nevada, USA	100%
Sexto LLC	Oregon, USA	100%	Chanticleer Advisors, LLC	Nevada, USA	100%
			Chanticleer Investment Partners, LLC	North Carolina, USA	100%
Just Fresh			Dallas Spoon Beverage, LLC	Texas, USA	100%
JF Franchising Systems, LLC	North Carolina, USA	56%	Dallas Spoon, LLC	Texas, USA	100%
JF Restaurants, LLC	North Carolina, USA	56%	Hoot Campbelltown Pty Ltd	Australia	60%
			Chanticleer Holdings Australia Pty, Ltd.	Australia	100%
			Hoot Australia Pty Ltd	Australia	60%
			TMIX Management Australia Pty Ltd.	Australia	60%
			Hoot Parramatta Pty Ltd	Australia	60%
			Hoot Penrith Pty Ltd	Australia	60%
			Hoot Gold Coast Pty Ltd	Australia	60%
			Hoot Townsville Pty. Ltd	Australia	60%
			Hoot Surfers Paradise Pty. Ltd.	Australia	60%
			MVLE DARLING HARBOUR PTY LTD	Australia	50%
			MVLE GAMING PTY LTD	Australia	100%
			American Roadside Cross Hill, LLC	North Carolina, USA	100%

All significant inter-company balances and transactions have been eliminated in consolidation.

The Company operates on a calendar year-end. The accounts of two subsidiaries, Just Fresh and Hooters Nottingham (“WEW”), are consolidated based on either a 52- or 53-week period ending on the Sunday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar year end and the Company’s two subsidiaries year ends that materially affected the company’s financial position, results of operations, or cash flows.

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS

Net gain (loss) from discontinued operations was a gain of $0.1 million for the year ended December 31, 2015 as compared to a loss of $0.9 million in 2014. The Company discontinued the operations of its Spoon business in December 2014.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2015, our cash balance was $1.5 million and improved by $1.3 million as compared with December 31, 2014. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	the pace of growth in our restaurant businesses and related investments in opening new stores;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	our ability to access the capital and debt markets including our ability to refinance or extend maturities of current obligations.;

●	popularity of and demand for our fast casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital investments and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable and capital leases.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new stores within our current markets and restaurant concepts. We have demonstrated the ability to raise capital to fund our growth initiatives, including but not limited to the following:

●	During the first quarter of 2015, we completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of BGR: The Burger Joint and for general corporate purposes.

●	During the second quarter of 2015, we completed an equity transaction raising net proceeds of approximately $1.9 million to complete the acquisition of BT’s Burger Joints and for general corporate purposes.

●	During the third quarter of 2015, we completed a rights offering raising net proceeds of approximately $6.0 million to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes.

●	In early 2016, we entered into a letter of intent directly with a US investor to fund the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We are actively pursuing sites and anticipate opening our first store under that arrangement by the end of 2016.

As we execute our growth plans throughout 2016, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We have a demonstrated track record of being able to raise capital and close deals over the past 18 months. We have several non-equity capital financing transactions currently in process, which we expect to further improve the Company’s financial position however, until such transactions are fully executed, we cannot provide assurance as to the certainly of completion or the precise amounts, if any, that will be received by the Company.

In the event that such capital is not available, we may then have to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also not be able refinance or otherwise extend or repay our current obligations. In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

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

Management Fee Income

The Company receives revenue from management fees from certain non-affiliated companies, including from managing its investment in Hooters of America.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. The Company also previously received gaming revenue from gaming machines located in Sydney, Australia. Revenue from gaming is recognized as earned from gaming activities, net of taxes and other government fees.

Franchise Income

The Company accounts for initial franchisee fees in accordance with FASB ASC 952, Franchisors. The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. Franchise license fees are deferred when received and recognized as revenue when the Company has performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. Continuing fees, which are based upon a percentage of franchisee revenues, are recognized on the accrual basis as those sales occur.

Business combinations

For business combinations, the assets acquired, the liabilities assumed, and any non-controlling interest are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree, that excess would be recognized in earnings as a gain attributable to the Company.

Long-lived Assets

The Company accounts for long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to;

●	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

●	significant negative industry or economic trends;

●	knowledge of transactions involving the sale of similar property at amounts below the company’s carrying value; or

●	the company’s expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale”.

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

LIQUOR LICENSES

The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and included in other assets. Liquor licenses are reviewed for impairment annually or when events or changes in circumstances indicate that the carrying amount may not be recoverable. Annual liquor license renewal fees are expensed over the renewal term.

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2015 and 2014, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. The Company also may receive tenant improvement allowances in connection with its leases, which are capitalized as leasehold improvements with a corresponding liability recorded in the deferred rent liability line in the consolidated balance sheet. The tenant improvement allowance liability is amortized on a straight-line basis over the lease term. The rent commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes access to the property or the grounds for build out. Certain leases contain percentage rent provisions where additional rent may become due if the location exceeds certain sales thresholds. The Company recognizes expense related to percentage rent obligations at such time as it becomes probable that the percent rent threshold will be met.

MARKETABLE EQUITY SECURITIES

Available-for-sale securities

The Company’s investments in marketable equity securities, which are classified as available-for-sale, are carried at fair value. Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets. Unrealized gains and losses, net of tax, are reported in other comprehensive income as a separate component of stockholders’ equity. Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments, using a first-in, first-out method.

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

OTHER INVESTMENTS

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received. The Company also has equity investments in which it owns less than 20%, which are stated at cost. An impairment loss would be recorded whenever a decline in the value of an equity investment or cost investment is below its carrying amount and is determined to be other than temporary. In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

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

fair value of financial instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, other current liabilities, convertible notes payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

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

The estimated useful lives used to compute depreciation and amortization are as follow:

Leasehold improvements	5-15 years
Restaurant furnishings and equipment	3-10 years
Furniture and fixtures	3-10 years
Office and computer equipment	3-7 years

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2015 and 2014.

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

InTANGIBLE ASSETS

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. Certain of the Company’s trade name/trademarks have been determined to have a definite-lived life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated statement of operations. Certain of the Company’s trade name/trademarks have been classified as indefinite-lived intangible assets and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our Hooter’s restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. If required, the Company compares the estimated fair value determined by either the undiscounted future net cash flows or appraised value to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value in the period in which the impairment becomes known. The Company recognized impairment charges during the years ended December 31, 2015 and December 31, 2014 related to the Company’s Discontinued Operations (See Note 5 “Discontinued Operations”) and the Australia Administration ( See Note 19 “Australia Administration Transactions and Asset Impairment”).

DERIVATIVE LIABILITIES

In connection with the issuance of a secured convertible promissory note, the terms of the convertible note included an embedded conversion feature; which provided for the settlement of the convertible promissory note into shares of common stock at a rate, which was determined to be variable. The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”.

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities in the statement of operations. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

As of December 31, 2015 and 2014 the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

As of December 31, 2015 and 2014, there were no options outstanding. See Note 14 regarding outstanding warrants.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding.

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of December 31, 2015 and 2014, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	December 31, 2015	December 31, 2014
Warrants	9,506,304	8,715,804
Convertible notes payable	3,757,188	2,626,900
Convertible interest	123,526	42,306
Total	13,387,018	11,385,010

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses which are included in restaurant operating expenses in the accompanying consolidated statement of operations, totaled $0.7 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. Advertising expense primarily includes local advertising.

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of the each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the year ended December 31, 2015 and 2014 amortization of debt discount was $2.4 million and $1.4 million, respectively.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates as in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for each of its foreign operations. Foreign currency transaction gains and losses are included in current earnings.

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

concentration of credit risk

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Australia, South Africa, Hungary or United Kingdom bank accounts. There were approximately $0.4 million and $0.1 million aggregate uninsured cash balances at December 31, 2015 and 2014, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2014 and for the period then ended to conform to the December 31, 2015 presentation. The reclassifications had no effect on net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases”, which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases”. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. The application of this guidance affects classification only, and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost and net realizable value (“NRV”). ASU 2015-11 defines NRV as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU will not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The guidance in ASU 2015-11 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” This update improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position or results of operations.

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

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2015, none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In connection with the acquisition of the restaurants, the Company analyzed each acquisition to determine the purchase price allocation in consideration of all identifiable intangibles. Based on our evaluation, there were no marketing related assets, customer related intangibles or contract based arrangements for which the purchase price would be required to be allocated. For marketing related assets, the Company did not acquire any trademarks or trade names (for Hooters acquisitions) or enter into any non-compete agreements. The Company is however required to pay royalties based on future sales. For acquisitions other than Hooters restaurants, the value of any trademark/tradename, was calculated using a relief of royalty method considering future franchise opportunities, and the value was determined to be de minimus. With respect to customer related intangibles, the Company did not acquire any customer lists or enter into any customer contractual arrangements nor did the Company enter into any licensing or royalty arrangements requiring a further allocation of the purchase price. The premium paid for the businesses represents the economic value that is not captured by other assets such as the reputation of the businesses, the value of its human capital, its future growth potential and its professional management. The acquisition of these businesses will help the Company expand its domestic operations and presence.

During the years ended December 31, 2015 and 2014, the Company acquired several businesses to complement and expand its Hooters full service and its Better Burger fast casual restaurant businesses. In connection with these acquisitions, the Company acquired strategic opportunities to expand its scale and presence in the geographic markets where it operates, to expand into new markets, and to strengthen the Company’s full service and fast casual restaurant businesses.

2015 Acquisitions

During the year ended December 31, 2015, the Company acquired three businesses to complement and expand its current operations in the Better Burger fast casual restaurant category. In connection with these acquisitions, the Company acquired strategic opportunities to expand its scale and presence in the Better Burger category.

Acquisition of BGR: The Burger Joint

The Company completed the acquisition of BGR: The Burger Joint effective March 15, 2015. The Company allocated the purchase price as of the date of acquisition based on appraisals and estimated the fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price consisting of $4,000,000 in cash, 500,000 shares of the Company’s common stock valued at $1.0 million, and a contractual working capital adjustment of $276,429. The fair value of the shares was the closing stock market price on, the date the deal acquisition was consummated. No warrants were issued in connection with the acquisition.

Acquisition of BT’s Burger Joint

On July 1, 2015, the Company completed the acquisition with BT’s Burgerjoint Management, LLC, a limited liability company organized under the laws of North Carolina (“BT’s”), including the ownership interests of four operating restaurant subsidiaries engaged in the fast casual hamburger restaurant business under the name “BT’s Burger Joint.” In consideration of the purchased assets, the Company paid a purchase price consisting of $1.4 million in cash and 424,080 shares of the Company’s common stock valued at $1.0 million. The fair value of the shares was the closing stock market price on, the date the deal acquisition was consummated. No warrants were issued in connection with the acquisition.

Acquisition of Little Big Burger

On September 30, 2015, the Company completed the acquisition of various entities operating eight Little Big Burger restaurants in Oregon. In consideration of the purchased assets, the Company paid a purchase price consisting of $3,600,000 in cash and 1,874,063 shares of the Company’s common stock valued at $2.1 million. The fair value of the shares was the closing stock market price on, the date the deal acquisition was consummated. No warrants were issued in connection with the acquisition.

2014 Acquisitions

Tacoma Wings, Jantzen Beach Wings and Oregon Owl’s Nest (“Hooters Pacific NW”)

On January 31, 2014, pursuant to an Agreement and Plan of Merger executed on December 31, 2013, the Company completed the acquisition of all of the outstanding shares of each of Tacoma Wings, LLC, Jantzen Beach Wings, LLC and Oregon Owl’s Nest, LLC, which owned and operated the Hooters restaurant locations in Tacoma, Washington and Portland, Oregon, respectively. These entities were purchased for a total purchase price of 680,272 Company units, with each unit consisting of one share of the Company’s common stock and one five-year warrant to purchase a share of the Company’s common stock. Half of the warrants are exercisable at $5.50 and half of the warrants are exercisable at $7.00. As part of this transaction, the Hooters Sellers were granted registration rights with respect to the Company’s common stock issued and underlying the warrants, and franchise rights and leasehold rights to the locations were transferred to the Company.

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

Campbelltown, Penrith, Parramatta, Surfers Paradise, and Townsville (“Hooters Australia”)

On April 1, 2014, the Company completed the step acquisition of Hooters Australia, increasing the Company’s ownership percentage from 49% to 60% in the Cambelltown, Surfers Paradise and Townsville Australia entities.. On July 1, 2014, the Company acquired 60% of the two other Hooters restaurants in Australia, in Penrith and Parramatta, as well as a 60% interest in the related Australian management company. These entities owned, operated and managed Australian Hooters restaurants and gaming operations. The purchase price was the assumption of $5 million in debt and the issuance of 250,000 five-year warrants at an exercise price to be determined at the next public offering or the end of twelve calendar months. The warrant prices were determined and set at $1.71 per share during 2015, at which time the value of the warrants was reclassified from derivative liabilities to stockholders equity as the conditions previously giving rise to liability treatment were eliminated at the time the strike price became fixed and determinable.. Also as part of the transaction, the Company receive the rights to 100% of all gaming revenue until the debt is repaid, and thereafter the Company will receive 60% of such revenue for the remainder of the lifetime of the gaming machines. (See Note 19 “Australia Administration Transactions and Asset Impairment”)

The fair value of the warrants issued was determined using the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities. The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. The assumptions were as follows:

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

In connection with each of the acquisitions described above, the Company determined the purchase price allocation in consideration of all identifiable intangibles. Based on our evaluation, there were no marketing related assets, customer related intangibles or contract based arrangements for which the purchase price would be required to be allocated. The value of acquired trademark/tradename was calculated using a relief of royalty method considering future franchise opportunities. With respect to customer related intangibles, the Company did not acquire any customer lists or enter into any customer contractual arrangements nor did the Company enter into any licensing or royalty arrangements requiring a further allocation of the purchase price.

The premium paid for the businesses represents the economic value that is not captured by other assets such as the reputation of the businesses, the value of its human capital, its future growth potential and its professional management. The acquisition of these businesses will help the Company expand its domestic operations and presence in the Better Burger categoryof the Fast Casual dining market.

Summary of 2014 and 2015 Acquisitions

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

	2015 Acquisitions
	BGR:
	The Burger Joint	BT’s Burger Joint	Little Big Burger	Total
Consideration paid:
Common stock	$1,000,000	$1,000,848	$2,061,469	$4,062,317
Cash	4,276,429	1,400,000	3,600,000	9,276,429
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

Cash acquired	11,000	8,000	234,638	253,638
Property and equipment	2,164,023	1,511,270	1,711,990	5,387,283
Goodwill	663,037	978,350	2,938,279	4,579,666
Trademark/trade name/franchise fee	2,750,000	-	1,550,000	4,300,000
Inventory, deposits and other assets	296,104	103,451	73,780	473,334
Amounts held in escrow to satisfy acquired liabilities	-	-	675,000	675,000
Total assets acquired, less cash	5,884,164	2,601,071	7,183,686	15,668,921
Liabilities assumed	(607,735)	(200,223)	(949,857)	(1,757,815)
Deferred tax liabilities	-	-	(572,360)	(572,360)
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

	2014 Acquisitions
	Hooters		Hooters Australia		The
	Pacific NW	Spoon	April 1, 2014	July 1, 2014	Burger Co.	Total
Consideration paid:
Common stock	$2,891,156	$828,750	$-	$-	$300,000	$4,019,906
Warrants	978,000	280,400	-	123,333	-	1,381,733
Assumption of debt	-	-	-	5,000,000	-	5,000,000
Cash	-	-	100,000	-	250,000	350,000
Total consideration paid	3,869,156	1,109,150	100,000	5,123,333	550,000	10,751,639

Cash acquired	$2,274	$21,636	$3,617	$-	$-	$27,527
Current assets, excluding cash	112,078	89,817	377,296	47,777	9,926	636,894
Property and equipment	2,731,031	391,462	2,934,307	1,603,557	284,795	7,945,152
Goodwill	1,951,909	698,583	-	8,487,138	256,379	11,394,009
Trademark/trade name/franchise fee	60,937	-	277,867	220,500	-	559,304
Deposits and other assets	20,275	5,193	90,371	20,186	-	136,025
Total assets acquired, less cash	4,878,504	1,206,691	3,683,458	10,379,158	551,100	20,698,911
Liabilities assumed	(1,009,348)	(97,541)	(1,560,710)	(1,496,536)	(1,100)	(4,165,235)
Non-controlling interest	-	-	(993,999)	(3,759,289)	-	(4,753,288)
Chanticleer equity	-	-	(1,028,749)	-	-	(1,028,749)
Total consideration paid	$3,869,156	$1,109,150	$100,000	$5,123,333	$550,000	$10,751,639

Unaudited pro forma results of operations for the years ended December 31, 2015 and 2014 as if the Company had acquired majority ownership of the operation on January 1 of each year is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Years Ended December 31,
	2015	2014

Total revenues	$51,194,287	$53,738,800
Loss from continuing operations	(16,039,046)	(5,147,010)
Gain (loss) frorm discontinued operations	53,350	(920,960)
Loss attributable to non-controlling interest	2,319,117	263,307
Net loss	$(13,666,579)	$(5,804,663)
Net loss per share, basic and diluted	$(0.96)	$(0.92)
Weighted average shares outstanding, basic and diluted	14,245,437	6,332,843

The following table includes information from the Company’s 2015 acquisitions, the results of which are included in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015:

	2015 Acquisitions
	BGR: The Burger Joint	BT’s Burger Joint	Little Big Burger	Total

Revenues	$7,028,700	$1,845,400	$1,346,400	$10,220,500
Cost of sales	2,254,100	550,600	483,100	3,287,800
Other expenses	4,994,400	1,136,600	648,700	6,779,700
Operating income (loss)	$(219,800)	$158,200	$214,600	$153,000

The following table includes information from the Company’s 2014 acquisitions, the results of which are included in the accompanying Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2014:

	2014 Acquisitions
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

4.	INVESTMENTS

Investments at fair value consist of the following at December 31, 2015 and 2014.

		Unrecognized		Realized	Gain
		Holding	Fair	Holding	on
	Cost	Gains (Losses)	Value	Loss	Sale
December 31, 2015
Appalachian Mountain Brewery	$1,500	$16,046	$17,546	$-	$-
KSIX Media Holdings, Inc.	261,831	(248,055)	13,776	-	-
	$263,331	$(232,009)	$31,322	$-	$-

December 31, 2014
Appalachian Mountain Brewery	$1,500	$23,300	$24,800	$-	$46,292
KSIX Media Holdings, Inc.	261,831	(251,269)	10,562	-	-
	$263,331	$(227,969)	$35,362	$-	$46,292

	2015	2014

Available-for-sale investments at fair value	$31,322	$35,362
Total	$31,322	$35,362

Available-for-sale securities

Activity in our available-for-sale securities may be summarized as follows:

	2015	2014

Cost	$263,331	$263,331
Unrealized loss	(232,009)	(227,969)
Total	$31,322	$35,362

Our available-for-sale securities consist of the following:

Appalachian Mountain Brewery (“AMB”), formerly North Carolina Natural Energy, Inc. (“NCNE”) – AMB is a successor to NCNE and its common stock is currently traded on the OTC market under the ticker HOPS. AMB began trading under this symbol on January 7, 2014; previously it was traded under ticker NCNE on the OTC stock market. As of December 31, 2015 and 2014, the Company held 6,200 shares of AMB with a closing price of $2.83 and $4.01 per share. AMB makes craft beer with plans to expand its distribution network. AMB expects to have a food service line in addition to its beer products. NCNE was a successor to Remodel Auction Incorporated whose business was discontinued. The Company originally received 100,000,000 shares of NCNE (less than 1% on a fully diluted basis) for management services during 2011, valued at $1,500.

We recognized a realized gain of $46,492 in 2014 in connection with the sale of a portion of our investment in Appalachian Mountain Brewery.

KSIX Media Holdings, Inc. (“KSIX”), formerly North American Energy Resources, Inc. - During the quarter ended June 30, 2009, the Company exchanged its oil & gas property investments for 700,000 shares of North American Energy Resources, Inc. (“NAEY”) which were valued at $126,000 based on the closing price of NAEY on the OTC market on the date of the trade. NAEY is currently traded on the OTC market under the symbol NAEYD. During the first quarter of 2010, the Company received an additional 150,000 shares of NAEY in exchange for management services. The shares were initially valued at $10,500, based on the trading price at the time. During June 2011, the Company’s CEO contributed 1,790,440 shares of NAEY to the Company which was valued at $125,331 based on the trading price at the time. Mr. Pruitt did not receive additional compensation as a result of the transfer.

During 2015, NAEY authorized and approved a reverse stock split of one for twenty-three (1:23) of the Corporation’s total issued and outstanding shares of common stock and subsequently entered into a merger agreement to acquire KSIX. Later in 2015, NAEY changed its name to KSIX and its shares are currently traded on the OTC market under the symbol KSIX. KSIX shares have traded on the OTC market at prices ranging from $0.05 to $0.75 per share over the past 52 weeks.

At December 31, 2015 and 2014 shares of KSIX closed at $0.12 and $0.09 per share, respectively, and the Company recognized an unrealized loss of $248,055 as of December 31, 2015 and $251,269 as of December 31, 2014.

Investments accounted for using the cost method

Investments at cost consist of the following at December 31, 2015 and 2014:

	2015	2014

Chanticleer Investors, LLC	$800,000	$800,000
Beacher’s Madhouse	-	500,000
Edison Nation LLC (FKA Bouncing Brain Productions)	250,000	250,000
	$1,050,000	$1,550,000

A summary of the activity in investments accounted for using the cost method follows.

	2015	2014

Investments at cost:
Balance, beginning of year	$1,550,000	$1,550,000
Impairment	-	-
New investments	-	-
Sales	(500,000)	-
Total	$1,050,000	$1,550,000

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

In November 2015, the Company received a cash distribution totaling $543,130 on its 3% equity interest in HOA LLC, of which $324,054 is reflected in management fee income and $219,076 is reflected in other income in the accompanying Consolidated Statements of Operations. In August 2014, the Company received a cash distribution totaling $830,421 on its 3% equity interest in HOA LLC, of which $392,842 is reflected in management fee income and $437,579 is reflected in other income in the accompanying Consolidated Statements of Operations.

Based on the current status of this investment, the Company does not consider the investment to be impaired.

Beacher’s Madhouse – The Company acquired a 5% minority interest for $500,000 in Beacher’s, a variety show and nightclub experience. Beacher’s opened in late 2013 at an 8,500 square-foot performance theater located in the MGM Grand Hotel & Casino located on the strip in Las Vegas. The Company sold this investment in 2015 for cash proceeds of $330,361, and recognized a realized loss of $169,639.

EE Investors, LLC - On January 26, 2006, we acquired an investment in EE Investors, LLC with cash in the amount of $250,000. We acquired 1,205 units (3.378%) in EE Investors, LLC, whose sole asset is 40% of Edison Nation, LLC (formerly Bouncing Brain Productions, LLC). Edison Nation was formed to provide equity capital for new inventions and help bring them to market. The initial business plan included developing the products and working with manufacturers and marketing organizations to sell the products. This has evolved into a less hands-on program, which involves selling products with patents to other larger companies and retaining royalties. Edison Nation has now reached cash flow break-even, and in addition has been retained by a number of companies for which they do product searches to supplement its business. Based on the current status of this investment, the Company does not consider the investment to be impaired.

Investments accounted for using the equity method

Effective April 1, 2014, the Company increased its ownership stake in Hooters restaurant in Campbelltown, Australia from 49% to 60%. In addition, the Company increased its ownership stake to 60% in the two new stores recently completed or under construction in Surfers Paradise (which opened on July 4, 2014), Australia and Townsville, Australia, which we expect to open in 2015. Prior to April 1, 2014, the Company accounted for its 49% ownership using the equity method of accounting. Subsequent to April 1, 2014, the accounts of the Australia entities are consolidated in the Company’s consolidated financial statements.

Also on July 1, 2014, the Company acquired 60% of the two other Hooters restaurants in Australia, in Penrith and Parramatta, suburbs of Sydney, as well as 60% interest in the related Australian management company. These entities own, operate, and manage Australian Hooters restaurants and gaming operations. The purchase price was the assumption of $5 million in debt. Also as part of the transaction, the Company will receive 100% of all gaming revenue until the debt is repaid, and thereafter the Company will receive 60% of such revenue for the remainder of the lifetime of the gaming machines. (See Note 19 “Australia Administration Transactions and Asset Impairment”).

Activity in investments accounted for using the equity method is summarized as follows:

2014

Balance, beginning of year	$941,963
Equity in loss	(40,694)
New investments	100,000
Reclassification of investments	(1,001,269)
Balance, end of year	$-

5.	DISCONTINUED OPERATIONS

On December 31, 2014, management concluded it was in the best interest of the Company to exit the acquired Spoon restaurant in Dallas, Texas. The Company executed an agreement to sell the assets of Spoon Bar & Kitchen back to the original owner. In connection with this transaction, the Company reacquired 185,000 Stock Units that had been issued at acquisition in exchange for the asset transferred pursuant to the Asset Purchase Agreement. The stock was valued at $446,050 and the net assets were valued at $1,109,062, resulting in a loss of $683,012.

The results of operations and related non-recurring costs associated with Spoon have been presented as discontinued operations. Additionally, the assets and liabilities of the discontinued operations have been segregated in the accompanying consolidated balance sheets.

The operating results from the discontinued operations for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014

Total revenue	$-	$1,207,688

Total operating income (expenses)	53,350	(1,445,636)

Non-cash charge on disposal of Spoon	-	(683,012)

Net gain (loss) from discontinued operations	$53,350	$(920,960)

As of December 31, 2015 and 2014, liabilities from discontinued operations totaled $124,043 and $177,393, respectively. The Company is continuing to monitor vendor and other claims related to resolution of the discontinued operations. The Company did not retain any assets or ongoing operating activities related to the discontinued operation.

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Leasehold improvements	$11,988,993	$9,940,517
Restaurant furniture and equipment	10,622,806	7,827,925
Construction in progress	-	727,934
Office and computer equipment	10,643	51,746
Land and buildings	708,020	437,223
Office furniture and fixtures	104,450	60,302
	23,434,912	19,045,647
Accumulated depreciation and amortization	(6,793,680)	(5,730,238)
	$16,641,232	$13,315,409

Restaurant furnishings and equipment includes assets under capital leases from our South African restaurants $196,100 and $179,320, net book value of $53,497 and $59,261 as of December 31, 2015 and December 31, 2014, respectively. Depreciation and amortization expense $53,424 and $74,204 for capital lease assets for the year ended December 31, 2015 and 2014, respectively.

7.	INTANGIBLE ASSETS, NET

GOODWILL

Goodwill is summarized by location as follows:

	December 31, 2015	December 31, 2014
American Burger Company	$2,806,990	$2,806,990
BGR: The Burger Joint	663,037	-
Little Big Burger	2,938,279	-
BT’s Burger Joint	978,350	-
Just Fresh	425,151	425,151
Hooters South Africa	206,503	273,737
Hooters Australia	-	7,291,329
West End Wings UK	2,733,001	2,868,192
Hooters Pacific NW	1,950,828	1,951,909
Total	$12,702,139	$15,617,308

The changes in the carrying amount of goodwill are summarized as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Beginning Balance	$15,617,308	$6,496,756
Acquisitions	4,579,666	11,394,009
Divestures	-	(698,583)
Impairment	(6,803,537)	-
Adjustments	(1,081)	(169,000)
Foreign currency translation (loss) gain	(690,217)	(1,405,874)
Ending Balance	$12,702,139	$15,617,308

An evaluation was completed effective December 31, 2015 at which time the Company determined that no impairment (other than impairment related to the Australia operations which was reflected as of September 30, 2015 and discussed further in Note 19. Australia Administration Transactions And Asset Impairment) was necessary for any of the Company’s goodwill balances.

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at December 31, 2015 and December 31, 2014.

Intangible assets	Estimated Useful Life	December 31, 2015	December 31, 2014
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,783,954
BGR: The Burger Joint	Indefinite	1,430,000	-
Little Big Burger	Indefinite	1,550,000	-
		5,776,930	2,793,954
Franchise fees:
South Africa	20 years	286,732	290,986
Europe	20 years	57,566	106,506
Australia	20 years	353,775	383,529
Hooters Pacific NW	20 years	90,000	90,000
BGR: The Burger Joint	Indefinite	1,320,000	-
Chanticleer Holdings *	20 years	135,000	135,000
		2,243,073	1,006,021
Total Intangibles at cost		8,020,003	3,799,975
Accumulated amortization		(737,928)	(403,472)
Intangible assets, net		$7,282,074	$3,396,503

* Amortization of the Chanticleer Holdings franchise cost (related to Brazil franchise rights) will begin with the opening of a restaurant pursuant to that franchise right.

Amortization for franchise costs and trade name/trademarks are as follows:

	Franchise fees	Trademark / Tradenames	Total
December 31,
2016	$61,590	$279,693	$341,283
2017	61,590	279,693	341,283
2018	61,590	279,693	341,283
2019	61,590	279,693	341,283
2020	61,590	279,693	341,283
Thereafter	307,195	968,464	1,275,659
Total	$615,145	$2,366,929	$2,982,074

8.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

		December 31, 2015	December 31, 2014

Note Payable, due January 2017, net of discount of $171,868 and $343,733, respectively	(a)	$4,828,132	$4,656,267

Note Payable, due June 2019	(b)	-	500,000

Note Payable, due January 2017	(c)	942,918	-

Note Payable, due October 2018	(d)	132,596	176,731

Mortgage Note, South Africa, due July 2024	(e)	208,131	294,362

Bank overdraft facilities, South Africa, annual renewal	(f)	180,377	151,868

Equipment financing arrangements, South Africa	(g)	189,489	343,702

Bank line of Credit, expired in 2015	(h)	-	500,000

Loans, paid in full in 2015	(i)	-	200,000

Total long-term debt		$6,481,643	$6,822,930
Current portion of long-term debt		5,383,002	1,813,647
Long-term debt, less current portion		$1,098,641	$5,009,283

(a) On July 1, 2014, the Company completed the acquisition of a sixty percent (60%) ownership interest in Hoot Parramatta Pty Ltd, Hoot Australia Pty Ltd, Hoot Penrith Pty Ltd, and TMIX Management Australia Pty Ltd (collectively, the “Australian Entities”) in exchange for the assumption of a five million dollar ($5,000,000) note bearing interest at 12% annually and issuing two hundred fifty thousand (250,000) warrants to purchase shares of our common stock.

(b) During February 2014, the Company entered into a $500,000 note with Paragon Commercial Bank (“Paragon”) due June 10, 2019. The note bears interest at a 5.0% annual rate, with principal and interest payable monthly. This note was paid in full in 2015 using proceeds from a new note with Paragon (refer to item (c) below).

(c) and (h) On April 11, 2013, the Company and entered into a credit agreement with Paragon which provided for a $500,000 revolving credit facility. The original credit agreement (h) expired on May 10, 2015 and was subsequently converted to a new$1 million term note (c) payable in monthly installments of $8,500 with a $399,078 balloon payment due at maturity, bearing interest at 5.0%; collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company.

(d) Note with Paragon, due on October 10, 2018, bearing interest at a 5% annual rate, with principal and interest monthly payments of $11,532. Borrowings under the Note Payable are secured by a lien on all of the Company’s assets. Obligations under the Credit Agreement are guaranteed by an officer of the Company.

(e) In April 2014, our South African subsidiary entered into a mortgage note with a South African bank for the purchase of the building in Port Elizabeth for our Hooters location. The 10-year note is for $330,220 with an annual interest rate of 2.6% above the South African prime rate (prime currently 9.25%). Monthly principal and interest payments of approximately $4,600 commenced in August, 2014. The mortgage note is personally guaranteed by our CEO and South African COO and secured by the assets of the Port Elizabeth building.

(f) The Company’s South African subsidiary has local bank financing in the form of term and overdraft facilities, which are payable on demand and renew annually.

(g) The Company’s South African subsidiary has three local equipment financing arrangements in the form of term loans. These arrangements call for 1) monthly payments of 45 thousand Rand, including interest at South African Prime +1.0%, maturing on June 14, 2016, 2) monthly payments of 44 thousand Rand, including interest South African Prime +3.0%, maturing on November 15, 2019 and 3) monthly payments of 34 thousand Rand, including interest at South African Prime + 3.0% maturing on December 1, 2018.

(i) On December 23, 2013, the Company entered into a loan agreement with an outside company for $150,000. During 2014, made payments totaling $50,000 and repaid the loan in full during 2015. On June 20, 2014, the Company entered into a loan agreement with an outside company for $100,000. During 2015, the Company issued 100,000 shares of its common stock to repay the loan, accrued interest and penalties in full. The Company recognized a loss on extinguishment of debt of $45,000 representing the difference between the fair value of the shares issued and the carrying value of the outstanding debt and accrued interest.

9.	cONVERTIBLE NOTEs PAYABLE

		December 31, 2015	December 31, 2014

6% Convertible notes payable issued in August 2013	(a)	$3,000,000	$3,000,000
Discounts on above convertible note		(583,341)	(1,583,333)
15% Convertible notes payable issued in March 2014	(b)	-	500,000
Discounts on above convertible note		-	(63,730)
8% Convertible notes payable issued in Nov/Dec 2014	(c)	100,000	350,000
Discounts on above convertible note		-	(289,254)
8% Convertible notes payable issued in January 2015	(d)	150,000	-
Discounts on above convertible note		(93,231)	-
8% Convertible notes payable issued in January 2015	(e)	475,000	-
Discounts on above convertible note		(238,152)	-
		2,810,276	1,913,683
Current portion of convertible notes payable		(2,810,276)	(436,270)
Convertible notes payable, less current portion		$-	$1,477,413

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant. The funding from the private offering was used exclusively for the acquisition of the Nottingham, England Hooters restaurant location. The Notes have the following principal terms:

●	the principal amount of the Note shall be repaid within 36 months of the issuance date at a non-compounded 6% interest rate per annum;

●	the Note holders shall receive 10%, pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly for the life of the location, and 10% of the net proceeds should the location be sold;

●	the consortium of investors received a total of 300,000 three-year warrants, exercisable at $3.00 per share;

●	the Note holder may convert his or her Note into shares of the Company’s common stock (at 90% of the average closing price ten days prior to conversion, unless a public offering is pending at the time of the conversion notice, which would result in the conversion price being the same price as the offering). The conversion price is subject to a floor of $1.00 per share;

●	the Note holder has the right to redeem the Note for a period of sixty days following the eighteen-month anniversary of the issuance of the Note, unless a capital raise is conducted within eighteen months after the issuance of the Note. In connection with the issuance of the Note, the Company also issued warrants for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $3.00 per share through August 2, 2016.

The fair value of the embedded conversion feature and the warrants was $2,265,600 and $884,600, respectively, for an aggregate total of $3,150,200, which exceeded the face value of the note. Consequently, upon issuance of the Note, a debt discount of $3,000,000 was recorded and $150,200, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense. The debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss.

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

(b) In March 2014, the Company entered into an agreement whereby the Company issued a convertible promissory note for a total of $500,000. The note accrued monthly interest of 1.25% until the date the note was converted. In connection with the issuance of the March 2014 convertible promissory note, the Company also issued to the investors warrants to purchase up to 30% of the number of shares of common stock issued upon conversion of the 2014 note, exercisable at $5.25 per share for a period of up to 5 years from the note’s original issuance date. In January 2015, the holder converted the $500,000 of principal plus accrued interest into 373,333 shares of the Company’s common stock. In connection with the conversion, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $36,374.

(c) During November and December 2014, the Company entered into agreements whereby the Company issued 3-year convertible notes in the amounts of $250,000 and $100,000, respectively. The notes accrue annualized interest of 8% until the date the notes are converted. The note is convertible into the Company’s common stock (at 85% of lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the last complete Trading Day prior to the Conversion Date. The Company also issued 5 year warrants of 62,500 and 25,000, respectively, with an exercise price of $2.50 per share. In March 2015, the debt holder converted $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock. In connection with the conversion, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $88,724.

(d) In January 2015, the Company issued a convertible promissory note for a total of $150,000. The note accrues interest at 8% per annum until the date the notes are converted. The notes are convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The Company also issued warrants to purchase 37,500 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants is $108,600 and $30,314, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date.

(e) In January 2015, the Company issued convertible promissory notes for $1,000,000. The notes accrue interest at 8% per annum until the date the notes are converted. The notes are convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the notes mature three years from the issuance date. The holder could demand payment in full after one year from the issuance date. The Company also issued warrants to purchase 250,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants is $670,300 and $202,358, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date. $525,000 of the $1,000,000 note has been converted into common stock during 2015. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $145,833 during 2015.

In addition, in March 2015, the Company issued a convertible promissory note for $1,000,000, which was subsequently converted to common stock in June 2015. The note accrued interest at 9% per annum until the date the note was converted. The note was convertible into the Company’s common stock at $2.00 per share. If not converted, the note matured two years from the issuance date. The Company also issued warrants to purchase 320,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants on the date of issuance was $455,008 and $315,008, respectively. The resulting debt discount was being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a component of additional paid-in capital in the accompanying condensed consolidated balance sheet. During June 2015, this $1,000,000 million note was converted into 500,000 shares of common stock at the $2.00 per share contractual conversion price. On the date of conversion, $643,371 of unamortized debt discount was accelerated and recognized as interest expense in the accompanying condensed consolidated statement of operations and comprehensive loss.

The Company accounted for the issuance of the convertible promissory notes and the warrants attached to the notes in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the warrants and the embedded conversion option of certain convertible notes are recorded as derivative liabilities at their fair market value and are marked to market through earnings at the end of each reporting period. The debt discount is charged back to interest expense ratably over the term of the convertible note. The convertible notes were classified as current liabilities on the accompanying consolidated Balance Sheet as of December 31, 2015 due to certain technical defaults pursuant to the Convertible note agreements.

The fair value of the embedded conversion feature and the warrants were estimated using the Black-Scholes option-pricing model. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected stock price volatility was determined by the historical volatilities for industry peers and used an average of those volatilities. The risk free interest rate was obtained from U.S. Treasury rates for the applicable periods. The contractual terms of the agreement does not provide for and the Company does not expect to declare dividends in the near future. Key assumptions used to apply this pricing model as of the date of issuance, December 31, 2014 and December 31, 2015 are presented in the table below:

	6% Note Issued on	15% Note Issued on	8% Note Issued on	8% Note Issued on	8% Notes Issued on	8% Notes Issued on
	August 2, 2013	March 19, 2014	November 19, 2014	December 16, 2014	January 5, 2015	January 5, 2015
Common stock closing price	$4.15	$3.87	$1.70	$1.53	$1.75	$1.75
Conversion per share price	$3.73	$3.29	$1.45	$1.30	$1.33	$1.33
Conversion shares	804,764	151,999	172,672	77,061	112,402	749,344
Expected life (in years)	3.0	1.0	3.0	3.0	3.0	3.0
Expected volatility	110%	62%	74%	74%	73%	73%
Call option value	$2.82	$1.19	$0.90	$0.81	$0.97	$0.97
Risk-free interest rate	0.59%	0.15%	1.10%	1.10%	0.90%	0.90%
Dividends	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014	December 31, 2014
Common stock closing price	$1.73	$1.73	$1.73	$1.73	NA	NA
Conversion per share price	$1.49	$1.47	$1.26	$1.26	NA	NA
Conversion shares	2,008,032	340,020	199,177	77,061	NA	NA
Expected life (in years)	1.6	0.2	2.9	3.0	NA	NA
Expected volatility	64%	66%	74%	74%	NA	NA
Call option value	$0.64	$0.35	$0.77	$0.78	NA	NA
Risk-free interest rate	0.67%	0.40%	1.10%	1.10%	NA	NA
Dividends	0.00%	0.00%	0.00%	0.00%	NA	NA

	December 31, 2015	December 31, 2015	December 31, 2015	December 31, 2015	December 31, 2015	December 31, 2015
Common stock closing price	$1.00	NA	NA	$1.00	$1.00	$1.00
Conversion per share price	$1.00	NA	NA	$0.76	$1.00	$1.00
Conversion shares	3,000,000	NA	NA	132,188	150,000	475,000
Expected life (in years)	0.6	NA	NA	2.0	2.0	2.0
Expected volatility	85%	NA	NA	75%	75%	75%
Call option value	$0.26	NA	NA	$0.49	$0.41	$0.41
Risk-free interest rate	0.65%	NA	NA	0.98%	0.98%	0.98%
Dividends	0.00%	NA	NA	0.00%	0.00%	0.00%

10.	Capital Leases Payable

Capital leases payable at December 31, 2015 and 2014 is associated with the South African operations and consists of the following:

	December 31, 2015	December 31, 2014

Capital lease payable, bearing interest at 10%, through August 2017	$5,231	$10,502

Capital lease payable, bearing interest at 11.5%, through December 2017	26,869	-

Capital lease payable, bearing interest at 11.5%, through July 2016	7,786	26,489

Capital lease payable, bearing interest at 11.5%, through November 2016	15,386	40,336

Capital lease payable, bearing interest at 10%, through March 2015	-	1,333
Total capital leases payable	55,272	78,660
Current maturities	39,303	42,032
Capital leases payable, less current maturities	$15,969	$36,628

The current capital leases cover point of sale and other equipment for five of the South African restaurants. Annual requirements for capital lease obligations are as follows:

December 31,	Amount
2016	$43,385
2017	17,508
Total minimum lease payments	60,893
Less: amount representing interest	5,621
Present Value of Net Minimum Lease Payments	$55,272

11.	ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	December 31, 2015	December 31, 2014

Accounts payable	$4,086,566	$3,382,818
Accrued taxes (VAT, GST, Sales, Payroll)	1,010,584	1,604,829
Accrued income taxes	27,709	92,618
Accrued interest	380,406	499,866
	$5,505,265	$5,580,131

12.	INCOME TAXES

The breakout of the loss from continuing operations before income taxes between domestic and foreign operations is below:

	2015	2014
Loss from continuing operations before income taxes
United States	$12,702,520	$5,442,499
Foreign	1,618,905	759,875
	$14,321,425	$6,202,374

The Income Tax (benefit) provision consists of the following:

Foreign
Current	$93,037	$55,486
Deferred	103,461	(267,960)
U.S. Federal
Current	-	318
Deferred	(4,502,404)	(1,266,980)
State & Local
Current	-	-
Deferred	(529,695)	(149,056)
Change in Valuation Allowance	5,023,169	1,151,691
	$187,568	$(476,501)

The (benefit) provision for income tax using statutory U.S. federal tax rate is reconciled to the company’s effective tax rate as follows:

	2015	2014
Computed “expected” income tax benefit	$(4,869,285)	$(2,093,584)
State income taxes, net of federal benefit	(572,857)	(205,177)
Foreign rate differential	143,646	45,883
Australia loss	(1,821,463)	-
Prior year true-ups other deferred tax balances	323,485	106,236
Travel, entertainment, and other	82,956	91,045
Capital loss expiration	333,837	-
Convertible Debt Issuances and conversions	482,018	-
Foreign Tax Expense	93,037	-
Fixed asset DTL true-up	27,384	305,796
Noncontrolling interest	881,264	-
Other	60,376	121,609
Change in valuation allowance	5,023,169	1,151,691
Total	$187,568	$(476,501)

The Company has significant permanent book tax differences related to derivative liabilities with a convertible debt feature.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets at December 31, 2015 and 2014 were:

	2015	2014
Net operating loss carryovers	$11,846,236	$6,773,713
Capital loss carryforwards	154,700	488,500
Section 1231 loss carryovers	15,080	-
Charitable contribution carryforwards	16,815	-
Derivative liability	468,011	372,931
Unremitted foreign earnings	190,552	-
Restaurant startup costs	137,893	-
Accrued Expenses	36,182	-
Australian equity investment	-	(26,417)
Deferred occupancy liabilities	290,500	388,114
Total deferred Tax Assets	13,155,969	7,996,841

Property and equipment	(978,585)	(469,986)
Convertible debt	(811,177)	(372,931)
Investments	(90,200)	(84,384)
Intangibles	(1,068,534)	(957,229)
Goodwill	785,987	(47,492)
Total deferred tax liabilities	(2,162,509)	(1,932,022)

Net deferred tax assets	10,993,460	6,064,819
Valuation Allowance	(12,347,231)	(6,751,703)
	$(1,353,771)	$(686,884)

As of December 31, 2015 and 2014, the company has U.S. federal and state net operating loss carryovers of approximately $29,635,000 and $15,660,000 respectively, which will expire at various dates beginning in 2031 through 2036, if not utilized. As of December 31, 2015 and 2014 the company has foreign net operating loss carryovers of $2,284,000 ($701,000 for Hungary, $1,175,000 for South Africa, respectively, and $408,000 for Australia) and $1,790,000 ($588,000 for Hungary, $281,000 and $921,000 for South Africa) respectively. Depending on the jurisdiction, some of these net operating loss carryovers will begin to expire within 5 years, while other net operating losses can be carried forward indefinitely as long as the company is trading. The company has a capital loss carryforward of $407,000 which expires between 2016 and 2017 if not utilized. In accordance with Section 382 of the internal revenue code, deductibility of the company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past 3 years were analyzed and it was determined that there was no change of control as of December 31, 2015.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2015 and December 31, 2014 the change in valuation allowance was approximately $5,023,169 and $1,151,691, respectively.

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

The company’s uncertain tax positions for December 31, 2015 and 2014 are as follows:

	Unrecognized	Interest and
	Tax Benefit	Penalties	Total
Balance at December 31, 2014	$419,301	$-	$419,301
Increases related to prior year tax positions	-	-	-
Decreases related to prior year tax positions	(419,301)	-	(419,301)
Increases related to current year tax positions	-	-	-
Settlements during the period	-	-	-
Lapse of statute of limitations	-	-	-
Balance at December 31, 2015	$-	$-	$-

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2015 and 2014 no interest or penalties were required to be reported.

No provision was made for U.S. or foreign taxes on approximately $1,100,000 of undistributed earnings of the Company as such earnings are considered to be permanently reinvested. Such earnings have been, and will continue to be, reinvested, but could become subject to additional tax if they were remitted as dividends, loaned to the Company, or if the Company should sell its interests in the foreign entities. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed earnings or on any book- tax basis differences. Earnings from the U.K. subsidiary are no longer considered to be permanently reinvested. Therefore, for deferred tax purposes only, $501,000 has been deemed to be repatriated to the parent company as a dividend. This deemed dividend is fully offset by the company’s net operating losses, so there is no deferred tax expense on the deemed repatriation. The resulting reduction in net operating losses has been considered in deferred tax expense.

13.	STOCKHOLDERS’ EQUITY

On February 3, 2014, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock from 20,000,000 shares to 45,000,000 shares.

The Company’s shareholders have approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 4,000,000 shares remained available for future grant as of December 31, 2015.

2015 Transactions:

In January 2015, a convertible debt holder converted $500,000 principal plus accrued interest into 373,333 shares of the Company’s common stock. In addition, another convertible debt holder converted $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock. In March 2015, the Company issued 100,000 shares of its common stock to repay $100,000 of long term debt and related accrued interest and penalties. (See Note 9 – Long Term Debt and Notes Payable and Note 10 – Convertible Notes Payable).

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

On July 1, 2015, the Company closed the acquisition of BT’s. In consideration for the purchased assets, the Company issued 424,080 shares of the Company’s common stock as a component of the total purchase price (See Note 3 - Acquisitions).

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

On September 30, 2015, the Company closed the acquisition of Little Big Burger. In consideration for the purchased assets, the Company issued 1,874,063 shares of the Company’s common stock as a component of the total purchase price (See Note 3 - Acquisitions).

In separate transactions occurring from July through October, 2015, holders of the 8% convertible notes issued in January 2015 converted an aggregate of $525,000 principal into 389,176 shares of the Company’s common stock.

During 2015, the Company issued 104,000 shares of common stock and warrants for consulting, acquisition and other services valued at an aggregate of $279,362. The recorded value for common stock issued for services was based on the closing market prices for the Company’s common stock. The recorded value of warrants issued for services valued utilizing the Black-Scholes model.

2014 Transactions:

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

Options and Warrants

There are no options outstanding as of December 31, 2015 and 2014 or for the years then ended.

Fair value of any warrant issuances are valued utilizing the Black-Scholes mode. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities.

A summary of the warrant activity during the years ended December 31, 2015 and 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2014	8,715,804	$5.49	3.0
Granted	840,500	2.55
Exercised	-	-
Forfeited	(50,000)	6.25
Outstanding December 31, 2015	9,506,304	$4.93	2.0

Exercisable December 31, 2015	9,506,304	$4.93	2.0

The following table presents information related to stock warrants as of December 31, 2015:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants

>$5.00	7,439,631	1.9	7,439,631
$4.00-$4.99	-	-	-
$3.00-$3.99	799,901	2.6	799,901
$2.00-$2.99	954,272	3.6	954,272
$1.00-$1.99	312,500	4.0	312,500
	9,506,304		9,506,304

Amortization of debt discounts arising from warrants and convertible debt are summarized as follows at December 31, 2015 and 2014 and for the years then ended:

	Years Ended
	December 31, 2015	December 31, 2014

Interest expense	$2,379,951	$336,798
Consulting expense	22,375	771,095
	$2,402,326	$1,107,893

14.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

Hoot SA I, LLC	$12,963	$12,196
Hooters Australia- Current Partner	390,779	-
Hooters Australia - Former Partner	-	1,087,451
Chanticleer Investors, LLC	-	199,436
	$403,742	$1,299,083

Due from related parties

The Company has earned income from and made advances to related parties. The amounts owed to the Company at December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014

Hoot SA II, III, IV LLC	$45,615	$46,015
	$45,615	$46,015

15.	SEGMENTS OF BUSINESS

The Company is in the business of operating restaurants and its operations are organized by geographic region and by brand within each region. Further each restaurant location produces monthly financial statements at the individual store level. The Company’s chief operating decision maker reviews revenues and profitability at the individual restaurant location level, as well as for Full Service Hooters, Better Burger Fast Casual and Just Fresh Fast Casual level, and corporate as a group.

The following are revenues and operating income (loss) from continuing operations by segment as of and for the years ended December 31, 2015 and 2014. The Company does not aggregate or review non-current assets at the segment level.

	Years Ended
	December 31, 2015	December 31, 2014
Revenue:
Hooters Full Service	$21,931,096	$21,284,710
Better Burgers Fast Casual	14,542,094	3,230,519
Just Fresh Fast Casual	5,498,790	4,838,815
Corporate and Other	424,829	489,390
	$42,396,809	$29,843,434

Operating Income (Loss):
Hooters Full Service *	$(6,602,559)	$(773,447)
Better Burgers Fast Casual	(1,357,055)	(1,641,363)
Just Fresh Fast Casual	(33,248)	(62,854)
Corporate and Other	(3,495,054)	(3,066,644)
	$(11,487,916)	$(5,544,308)

* Includes $4.9 million non-cash asset impairment charge in 2015

The following are revenues, operating loss, and long-lived assets by geographic area as of and for the years ended December 31, 2015 and 2014.

	Years Ended
	December 31, 2015	December 31, 2014
Revenue:
United States	$25,528,467	$12,941,648
South Africa	6,430,524	6,632,024
Australia	6,453,377	5,613,381
Europe	3,984,441	4,656,381
	$42,396,809	$29,843,434

Operating Income (Loss):
United States	$(5,114,687)	$(4,886,279)
South Africa	(162,228)	(373,558)
Australia *	(6,266,695)	(277,557)
Europe	55,694	(6,914)
	$(11,487,916)	$(5,544,308)

* Includes $4.9 million non-cash asset impairment charge in 2015

	December 31, 2015	December 31, 2014
Non-current Assets:
United States	$27,956,486	$15,434,108
South Africa	2,393,147	2,172,528
Australia	4,781,020	13,068,305
Europe	3,255,977	3,648,133

	$38,386,630	$34,323,074

16.	COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for our five restaurants in South Africa, one restaurant in Nottingham, United Kingdom, thirty-five restaurants in the U.S., four restaurants in Australia, and one restaurant in Hungary. The South Africa leases are for five-year terms and the Hungary lease is for a ten-year term, and all of these leases include options to extend the terms. The terms for our U.S. restaurant leases vary from two to ten years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. We also lease our corporate office space in Charlotte, North Carolina.

Rent obligations for are presented below:

Total
12/31/2016	$4,426,175
12/31/2017	4,055,189
12/31/2018	3,863,009
12/31/2019	3,499,583
12/31/2020	2,839,415
thereafter	8,832,725
$27,516,096

Rent expense for the years ended December 31, 2015 and December 31, 2014 was $4.1 million and $2.7 million respectively. Rent expense for the years ended December 31, 2015 and 2014 for the Company’s restaurants was $4.1 million and $2.6 million, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statement of Operations. Rent expense for the years ended December 31, 2015 and 2014 for the non-restaurants was $34 thousand and $26 thousand, and is included in the “General and administrative expense” of the Consolidated Statement of Operations.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw has appealed this decision no liability has been reflected in the accompanying consolidated balance sheet as of December 31, 2015.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. The Company has asserted numerous defenses in answer to the complaint and intends to defend itself fully and vigorously no liability has been reflected in the accompanying consolidated balance sheet as of December 31, 2015.

Prior to the Company’s acquisition of Little Big Burger, a class action lawsuit was filed in Oregon by certain current and former employees of Little Big Burger asserting that the former owners of Little Big Burger failed to compensate employees for overtime hours and also that an employee had been wrongfully terminated. The plaintiffs and defendants agreed to enter into a settlement agreement pursuant to which the former owners of Little Big Burger will pay a gross settlement of up to $675,000, inclusive of plaintiffs’ attorney’s fees of $225,000. This settlement was preliminarily approved by the court on February 2, 2016. The parties are proceeding with distributing the claim forms and notices of settlement to the class members and ultimately will disburse settlement payments to those who opt in.

In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company does not expect to have to expend any funds related to the settlement as certain of the Sellers have agreed to retain the obligations and have set aside sufficient funds to cover the settlement. However, as the Company assumed all liabilities of Little Big Burger in the acquisition and would be required to fulfill the settlement if the sellers were unable or otherwise failed to fully fund the settlement, the Company has reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying Consolidated Balance Sheets as of December 31, 2015.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

17.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Available-for-sale securities	$31,322	$31,322	$-	$-
Liabilities:
Embedded conversion feature	$1,094,000	$-	$-	$1,094,000
Warrants	$137,608			$137,608
December 31, 2014
Assets:
Available-for-sale securities	$35,362	$35,362	$-	$-
Liabilities:
Embedded conversion feature	$1,610,900	$-	$-	$1,610,900
Warrants	$334,300	$-	$-	$334,300

At December 31, 2015 and 2014, the Company’s available-for-sale equity securities were valued using Level 1 and Level 2 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access. Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from the Black Scholes option pricing model which involves the use of various inputs or corroborated by observable market data for substantially the full term of the assets.

The derivative liabilities are measured at fair value using quoted market prices for the Company’s shares and estimated volatility factors based on historical quoted market prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2015 and 2014.

		Conversion
	Warrants	Feature	Total

Balance at January 1, 2014	$-	$2,146,000	$2,146,000

Change in fair value of derivative liability	(292,600)	(935,000)	(1,227,600)
Amount included in debt discounts	626,900	399,900	1,026,800
Balance at December 31, 2014	$334,300	$1,610,900	$1,945,200

Change in fair value of derivative liability	(196,992)	(671,600)	(868,592)
Amounts included in debt discount	-	778,900	778,900
Reclassification in connection with conversion	-	(623,900)	(623,900)
Balance at December 31, 2015	$137,308	$1,094,300	$1,231,608

18.	Australia administration transactions and Asset Impairment

On July 14, 2015, voluntary administrators were appointed to review the affairs and assess the financial condition of the Hooters Australia stores. The initiation of voluntary administration followed the request of the Company because the Company believed its operating partner had been mismanaging the business. The Company believed that the Administration process would be the most effective means to objectively evaluate the state of the business and enhance the Company’s position and ability to restore the Hooters Australia stores to their prior operational and financial performance levels.

From July 14, 2015 through the end of September, the Hooters Australia stores operated under the management of administrators that were appointed by the directors of the Australia entities to facilitate the Administration process. In August, 2015, the Company entered into definitive agreements to invest additional consideration into the Australia business to increase its ownership in the Australia Hooters stores from 60% to 80% and to obtain the assets of those stores free of any prior liabilities or liens. In addition, the Company agreed to purchase the Margaritaville property, but ultimately did not complete the Margaritaville transaction as the administrator was unable to provide an acceptable lease transfer for the property

The Company and a new local partner, PCS Investments, Pty (“PCS”) closed on the purchase of the five Hooters Australia stores in early October 2015, with the Company contributing $1.0 million in additional capital for 80% ownership and PCS investing $0.3 million for 20% ownership in the five Hooters stores. During the Administration period from July 14, 2015 through early October, 2015, the Company’s control was temporarily restricted and management did not recognize revenue or expenses related to the operation of the stores during this brief period. Effective with the resumption of control in early October, 2015, the Company resumed normal operations and recognition of revenue and expenses.

In connection with the Administration process, the Company evaluated its long-lived assets for impairment and evaluated the carrying value of all other assets and liabilities related to the Australia stores to their net realizable value. As a result of that analysis, management concluded that the goodwill balance had been impaired and that certain other balances were no longer valid or realizable as a consequence of the Administration process. As a result, the Company recorded a net asset impairment charge of $4.5 million during 2015, which is reflected as a component of income from continuing operations in the accompanying Statements of Operations.

19.	SUBSEQUENT EVENTS

In early 2016, we entered into a letter of intent with a UK investment bank for an up to £10 million bond offering in the United Kingdom. The bond offering proceeds would be used to refinance certain of our existing higher interest rate notes payable and convertible debts, as well as to provide additional working capital for the opening of new restaurant locations and for general corporate purposes. The bonds are expected to be listed on the ISDX exchange in London, bear annual interest at 7.5%, with interest payments due semi-annually and principal due as a balloon payment in March 2021. We are nearing completion of the documentation and investor marketing process and have received strong indications of interest and investor commitments. We expect the bond transaction to close during the second calendar quarter of 2016. Until the transaction is fully completed, however, we cannot provide assurance as to the certainty of completion or the precise amounts, if any, that will be received by the Company.

Also in early 2016, we entered into a letter of intent with a US investment bank for up to $10 million in additional investor capital under the US Government’s EB-5 program to be used specifically for the opening of new restaurants and the creation of new jobs in certain qualified geographic regions. We are currently preparing the required offering documents, conducting job studies, site qualification analyses, and performing other diligence and administrative activities required to implement the program. We have received approval for several potential sites and are actively engaged in marketing the program to potential investors. We expect to complete our first EB5 funding transaction in mid 2016. Until all diligence procedures are fully complete and we receive binding investor commitments, however, we cannot provide any assurance as to the certainty of completion or the precise amounts, if any, that will be received by the Company.

Also in early 2016, we entered into a letter of intent directly with a US investor to fund the opening of up to 10 Little Big Burger restaurants in the Seattle area. We are actively pursuing sites and anticipate opening our first store under that arrangement by the end of 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Our management has determined that, as of December 31, 2015, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2015, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal controls over financial reporting:

●	As the Company recently completed multiple acquisitions in a short period of time, it currently operates multiple accounting systems using disparate charts of accounts and inconsistent financial close procedures and timetables. The lack of consistency makes it more difficult to ensure that the consolidated financial records are completed timely and on a consistent basis each reporting period, which increases the risk of undetected errors.

●	The Company’s financial close procedures are not formally documented across the organization to the degree necessary to ensure that financial statements are prepared consistently and accurately each reporting period.

●	The Company’s information systems, as well as the organization and storage of critical financial records, were not deemed adequate to ensure the timely ability to recover from a disaster or prevent the accidental loss of critical financial records.

●	The Company’s financial statements include complex transactions and financial instruments that are subject to extensive technical accounting standards that increase the risk of undetected errors and where the Company’s internal resources do not possess deep technical specialization.

●	The Company performs extensive reconciliation and manual review procedures to ensure that the financial statements results are accurately presented, however, there is inconsistent and informal documentation of those review procedures.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of December 31, 2015.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional qualified personnel with experience in financial reporting and internal controls. We are also in the process of migrating the majority of our operations to a common accounting system, standardizing charts of accounts and formalized the documentation of accounting close and review procedures.

Changes in Internal Control over Financial Reporting — As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 11. Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at December 31, 2015 and 2014

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014

●	Consolidated Statements of Stockholders’ Equity at December 31, 2015 and 2014

●	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

●	Notes to the Consolidated Financial Statements

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

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 30, 2016	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

March 30, 2016	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

March 30, 2016	Director	/s/ Michael Carroll
Michael Carroll

March 30, 2016	Director	/s/ Russell J. Page
Russell J. Page

March 30, 2016	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

March 30, 2016	Director	/s/ Keith Johnson
Keith Johnson

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreements for Australian Entities dated June 30, 2014 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507)

3.2	Certificate of Merger, filed May 2, 2005 (Incorporated by reference to Exhibit 2.1 filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

3.3	Certificate of Amendment, filed July 16, 2008 (Incorporated by reference to Exhibit 3.1 filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012)

3.4	Certificate of Amendment, filed March 18, 2011 Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 18, 2011)

3.5	Certificate of Amendment, filed May 23, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2012)

3.6	Certificate of Amendment, filed February 3, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

3.7	Certificate of Amendment, filed October 2, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2014)

3.8	Bylaws (Incorporated by reference to Exhibit 3.II.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507))

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

4.2	Form of Unit Certificate dated June 2012 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.3	Form of Warrant Agency Agreement dated June 2012 with Form of Warrant Certificate with $6.50 Exercise Price (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.4	Form of 6% Secured Subordinate Convertible Note dated August 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013)

4.5	Form of Warrant for August 2013 Convertible Note with $3.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013).

4.6	Form of Warrant for September 2013 Merger Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 1, 2013)

4.7	Form of Warrant for September 2013 Subscription Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 10, 2013)

4.8	Form of Warrant for November 2013 Subscription Agreement with $5.50 and $7.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on November 13, 2013)

4.9	Form of Warrant for January 2015 Subscription Agreement with $2.50 Exercise Price (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.1	Form of Franchise Agreement between the Company and Hooters of America, LLC (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

10.2*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

10.3	Debt Assumption Agreements, dated July 1, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.4	Gaming Assignment, dated July 1, 2014 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.5	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., The Burger Company, LLC and American Burger Morehead, LLC dated September 9, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 10, 2014)

10.6	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., Dallas Spoon, LLC and Express Working Capital, LLC d/b/a CapRock Services dated December 31, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 6, 2015)

10.7	Form of Subscription Agreement dated January 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.8	Form of Note dated January 2015 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.9	Form of Registration Rights Agreement dated January 2015 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.10	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BGR Holdings, LLC and BGR Acquisition LLC, dated February 18, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 18, 2015)

10.11	Membership Interest Purchase Agreement dated July 31, 2015 (Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 3, 2015)

10.12	Form of Leak Out Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.13	Form of Securities Account Control Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.14	Stock Pledge and Security Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.15	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 31, 2015)

10.16	Amendment No. 1 to Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated May 31, 2015 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-3, Registration No. 333- 203679, as filed June 3, 2015)

10.17	Form of Securities Purchase Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.18	Agreement dated April 24, 2015 by and among the Company, AT Media Corp. and Aton Select Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.19	Registration Rights Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.20	Membership Interest Purchase Agreement dated July 31, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on August 3, 2015)

10.21	Form of Leak out Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.22	Form of Securities Account Control Agreement Form of Leak out Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.23	Stock Pledge and Security Agreement dated September 30, 2015 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.24	Business sale agreement to purchase the assets of Hoot Campbelltown Pty Ltd and Hoot Penrith Pty Ltd for the purchase price of $390,000 AUD dated August 12, 2015+

10.25	Business sale agreement to purchase the assets of Hoot Gold Coast Pty Ltd and Hoot Townsville Pty Limited dated August 12, 2015+

10.26	Business sale agreement to purchase the assets of Hoot Parramatta Pty Ltd dated August 13, 2015+
21	Subsidiaries of the Company+

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm+

23.2	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm+

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014, and (v) the Notes to the Financial Statements.

* Denotes an executive compensation plan or agreement

+ Filed herewith

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	Delaware, USA
Burger Business			Pacific Northwest Hooters
American Roadside Burgers, Inc.	Delaware, USA	100%	Oregon Owl’s Nest, LLC	Oregon, USA	100%
ARB Stores			Jantzen Beach Wings, LLC	Oregon, USA	100%
American Roadside McBee, LLC	North Carolina, USA	100%	Tacoma Wings, LLC	Washington, USA	100%
American Burger Morehead, LLC	North Carolina, USA	100%
American Roadside Morrison, LLC	North Carolina, USA	100%	South African Hooters
American Burger Ally, LLC	North Carolina, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Acquisition, LLC	North Carolina, USA	100%	Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Franchising, LLC	Virginia, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Operations, LLC	Virginia, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Old Town, LLC	Maryland, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Dupont, LLC	Virginia, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
BGR Arlington, LLC	Virginia, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Keene Mill, LLC	Virginia, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Potomac, LLC	Maryland, USA	100%
BGR Cascades, LLC	Virginia, USA	100%	Australian Hooters
BGR Washingtonian, LLC	Maryland, USA	100%	HOTR AUSTRALIA PTY LTD	Australia	80%
BGR Tysons, LLC	Virginia, USA	100%	HOTR CAMPBELLTOWN PTY LTD	Australia	80%
BGR Springfield Mall, LLC	Virginia, USA	100%	HOTR GOLD COAST PTY LTD	Australia	80%
Capitol Burger, LLC	Maryland, USA	100%	HOTR PARRAMATTA PTY LTD	Australia	80%
BT Burger Acquisition, LLC	North Carolina, USA	100%	HOTR PENRITH PTY LTD	Australia	80%
BT’s Burgerjoint Biltmore, LLC	North Carolina, USA	100%	HOTR TOWNSVILLE PTY LTD	Australia	80%
BT’s Burgerjoint Promenade, LLC	North Carolina, USA	100%
BT’s Burgerjoint Sun Valley, LLC	North Carolina, USA	100%	European Hooters
BT’s Burgerjoint Rivergate LLC	North Carolina, USA	100%	Chanticleer Holdings Limited	Jersey	100%
LBB Acquisition, LLC	North Carolina, USA	100%	West End Wings LTD	United Kingdom	100%
Cuarto LLC	Oregon, USA	100%	Crown Restaurants Kft.	Hungary	80%
Segundo LLC	Oregon, USA	100%
Noveno LLC	Oregon, USA	100%	Inactive Entities
Primero LLC	Oregon, USA	100%	Hooters Brazil	Brazil	100%
Septimo LLC	Oregon, USA	100%	DineOut SA Ltd.	England	89%
Quinto LLC	Oregon, USA	100%	Avenel Financial Services, LLC	Nevada, USA	100%
Octavo LLC	Oregon, USA	100%	Avenel Ventures, LLC	Nevada, USA	100%
Sexto LLC	Oregon, USA	100%	Chanticleer Advisors, LLC	Nevada, USA	100%
			Chanticleer Investment Partners, LLC	North Carolina, USA	100%
Just Fresh			Dallas Spoon Beverage, LLC	Texas, USA	100%
JF Franchising Systems, LLC	North Carolina, USA	56%	Dallas Spoon, LLC	Texas, USA	100%
JF Restaurants, LLC	North Carolina, USA	56%	Hoot Campbelltown Pty Ltd	Australia	60%
			Chanticleer Holdings Australia Pty, Ltd.	Australia	100%
			Hoot Australia Pty Ltd	Australia	60%
			TMIX Management Australia Pty Ltd.	Australia	60%
			Hoot Parramatta Pty Ltd	Australia	60%
			Hoot Penrith Pty Ltd	Australia	60%
			Hoot Gold Coast Pty Ltd	Australia	60%
			Hoot Townsville Pty. Ltd	Australia	60%
			Hoot Surfers Paradise Pty. Ltd.	Australia	60%
			MVLE DARLING HARBOUR PTY LTD	Australia	50%
			MVLE GAMING PTY LTD	Australia	100%
			American Roadside Cross Hill, LLC	North Carolina, USA	100%

