Form 10-K/A
period 2015-12-31
Chanticleer Holdings, Inc.
filed 2016-04-26
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,337,247 shares of common stock issued and outstanding as of April 26, 2016.

Documents Incorporated by Reference

None.

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2015 of Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is filed to provide the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. In its original Annual Report on Form 10-K for the year ended December 31, 2015, the Company incorporated by reference to its proxy statement for the 2016 Annual Meeting of Stockholders, pursuant to General Instruction G(3) to Form 10-K. However, the proxy statement for the 2016 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2015 fiscal year, so the Company is filing this Amendment pursuant to Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) to provide the information required by Part III of Form 10-K.

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

You should also consider carefully the Risk Factors contained in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 31, 2016, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in our Annual Report on Form 10-K are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

PART III

ITEM 10. DIRECTORS, OFFICERS, AND CORPORATE GOVERNANCE

The following section sets forth the names, ages and current positions with the Company held by our directors and executive officers as of December 31, 2015, together with certain biographical information. There is no immediate family relationship between or among any of our directors and our executive officers, and the Company is not aware of any arrangement or understanding between any director or executive officer and any other person pursuant to which he was elected to his current position.

Each director and executive officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has five directors.

Name	Age	Position

Michael D. Pruitt	55	President, CEO and Director

Eric S. Lederer	49	Chief Financial Officer

Mark D. Roberson	50	Chief Operating Officer

Rich Adams	53	President and Chief Operating Officer of American Roadside Burgers (“ARB”)

Michael Carroll	66	Independent Director

Rusty Page	73	Non-Independent Director

Paul I. Moskowitz	59	Independent Director

Keith Johnson	58	Independent Director

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

Erric S. Lederer

Eric Lederer joined Chanticleer Holdings in February 2011 and was appointed Chief Financial Officer in June 2012. Beginning in December 2005 and until he joined us, he served as Controller of PokerTek, Inc. (NASDAQ:PTEK), which was acquired by Global Cash Access Holdings, Inc. (NYSE:GCA) in December 2014. He was the Controller of OneTravel Holdings, Inc., a holding company primarily involved in the travel industry and formerly listed on the AMEX. Prior to OneTravel, Mr. Lederer worked as the Controller in privately-held companies in the entertainment industry and at a New York City CPA firm. Mr. Lederer received his B.S. in Accounting from Lehigh University.

Mark D. Roberson

Mark Roberson joined the Company in May 2015 as Chief Operating Officer. He served as the Chief Executive Officer and Chief Financial Officer off PokerTek, Inc. (NASDAQ:PTEK), a gaming technology company, from 2007 until 2014. Under his leadership, PokerTek developed innovative new products, expanded internationally and delivered profitable operating results, leading the company to be acquired in late 2014. Mr. Roberson also served in financial and operational management roles with Krispy Kreme Doughnut Corporation (NYSE:KKD), a fast-casual restaurant franchisor and operator, Curtiss-Wright, Inc. (NYSE:CW), an aerospace and defense contractor, and LifeStyle Furnishings International, a $2 billion furniture manufacturer. Mr. Roberson is a Certified Public Accountant, and he received his MBA from Wake Forest University and his B.S. in Accounting from UNC-Greensboro.

Rich Adams

Rich Adams has more than 35 years of restaurant experience starting at the age of 16 scrubbing sidewalks for Carl’s Jr Restaurants. There, he worked his way through the ranks where he ultimately served as Regional Vice President. After 21 years with CKE, Rich moved to Louisiana where he became the Area Vice President for a Burger King Franchisee and led 100 restaurants. Mr. Adams joined Bojangles’ Restaurants in Charlotte, North Carolina and served for 10 years in different capacities, including Director of Training, and Vice President of Franchise Operations. In his five years as Bojangles’ Regional Vice President of Company Operations he led the company’s core market in Charlotte. Mr. Adams joined the Company’s subsidiary, American Roadside Burgers, in November of 2013 as the President and Chief Operating Officer, and he continues to serve in these roles.

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

Russell (“Rusty”) Page

Rusty Page is a Senior Vice President of Business Development with Paragon Bank. He is a 35-year investor relations executive and is the founder and principal of Rusty Page & Company, a unique equity marketing and investor relations consulting firm. He sat on the Board of Directors of The Diamond Hill Financial Trends Fund until 2013. Mr. Page previously served as Senior Managing Director of The NASDAQ Stock Market, as well as Senior Vice President and Equity Marketing Executive for NationsBank Corporation, the predecessor of Bank of America. Mr. Page has served on our Board of Directors since January 2013 and currently is a member of our Audit Committee. Mr. Page was asked to serve as a director based in part on his significant investor relations knowledge, board membership experience, and familiarity with The NASDAQ Stock Market.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of copies of the reports filed with the SEC since January 1, 2015 and on representations by certain officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the reports required to be filed on a timely basis.

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

The following table shows the compensation of the Company’s Chief Executive Officer and the next most highly paid executive officer whose compensation exceeded $100,000 (together, the “Named Executive Officers”) for the years ended December 31, 2015 and 2014.

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Total
Michael D. Pruitt	2015	$263,300	$10,000	$273,300
President and Chief Executive Officer	2014	$242,000	$-	$242,000

Rich Adams (1)	2015	$200,000	$-	$200,000
President and Chief Operating Officer of ARB	2014	$200,000	$50,000	$250,000

(1)	Mr. Adams joined the Company on October 28, 2013. His 2014 bonus was paid as 14,451 shares of our common stock, issued December 31, 2014, and $25,000 in cash, paid in 12 equal payments of $2,083 each between January 1, 2015 and March 31, 2015.

b.	Compensation of Directors

The following table reflects compensation earned for services performed in 2015 by members of our Board who were not Company employees. A director who is a Company employee, such as Mr. Pruitt, does not receive any compensation for service as a director. The compensation received by Mr. Pruitt as an employee of the Company is shown above in the Summary Compensation Table. We reimburse all directors for expenses incurred in their capacity as directors.

Director Compensation for Fiscal Year Ended December 31, 2015

Name	Director Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Total
Michael Carroll	$1,500	$-	$-	$1,500

Russell J. Page	$1,500	$-	$-	$1,500

Paul I. Moskowitz	$1,500	$-	$-	$1,500

Keith Johnson	$1,500	$-	$-	$1,500

(1) Directors’ fees earned in 2015 will be paid in 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of April 26, 2016 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Chanticleer Holdings, Inc., 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or other convertible securities held by such persons that are exercisable within 60 days of April 26, 2016, but excludes shares of common stock underlying options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of April 26, 2016, was 21,337,247. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Michael D. Pruitt (1)	594,681	2.79%
Rich Adams (2)	66,451	*
Michael Carroll (3)	27,500	*
Paul I. Moskowitz (3)	24,300	*
Keith Johnson (3)	21,333	*
Mark D. Roberson	14,663	*
Russel (“Rusty”) Page (3)	9,667	*
Eric S. Lederer	375	*

Officers and directors as Group (8 persons)	758,970	3.56%

* less than 1%

(1)	Michael D. Pruitt directly holds 169,125 shares of common stock, HOTR Warrants exercisable for 6,000 shares of common stock, Class A Warrants exercisable for 168,000 shares of common stock, and 168,000 Class B Warrants exercisable for shares of common stock. Additionally, Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt, holds 35,050 shares of common stock, HOTR Warrants exercisable for 500 shares of common stocks, Class A Warrants exercisable for 23,940 shares of common stock, and 23,940 Class B Warrants exercisable for shares of common stock.

(2)	Rich Adams directly holds 22,451 shares of common stock and HOTR Warrants exercisable for 44,000 shares of common stock.

(3)	Includes Class A and Class B warrants as follows:

	Shares Owned	Class A Warrants	Class B Warrants	Total
Michael Carroll	16,500	5,500	5,500	27,500
Rusty Page	7,667	1,000	1,000	9,667
Paul I. Moskowitz	18,100	3,100	3,100	24,300
Keith Johnson	19,333	1,000	1,000	21,333

Equity Compensation Plan Information

The following table provides information with respect to securities authorized for issuance under all of the Company’s equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	118,340	-	3,881,660

Equity compensation plan not approved by security holders	-	-	-

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2015, Cherry Bakaert billed the Company for services rendered as the Company’s independent registered principal accounting firm.

2015
Audit Fees (1)	$284,114
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$284,114

(1)	Audit Fees. This category includes fees for professional services provided in conjunction with the audit of our financial statements and with the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, review of our quarterly financial statements, assistance and review of documents filed with the SEC, consents and attestation services provided in connection with statutory and other regulatory filings and engagements.

(2)	Audit Related Fees. There were no audit related fees.

(3)	Tax Fees. There were no fees for tax services.

(4)	All Other Fees. This category includes other fees for services not included above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2016.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 26, 2016	Chairman, President and	/s/ Michael D. Pruitt
	Chief Executive Officer	Michael D. Pruitt

April 26, 2016	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

April 26, 2016	Director	/s/ Michael Carroll
Michael Carroll

April 26, 2016	Director	/s/ Russell J. Page
Russell J. Page

April 26, 2016	Director	/s/ Paul I. Moskowitz
Paul I. Moskowitz

April 26, 2016	Director	/s/ Keith Johnson
Keith Johnson

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

