Form 10-Q
period 2016-03-31
Chanticleer Holdings, Inc.
filed 2016-05-16
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 12, 2016 was 21,337,247 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$1,178,000	$1,527,886
Accounts and other receivables	956,741	882,263
Inventories	646,759	726,624
Due from related parties	45,615	45,615
Prepaid expenses and other current assets	480,173	636,188
TOTAL CURRENT ASSETS	3,307,288	3,818,576
Property and equipment, net	16,409,702	16,641,232
Goodwill	12,701,022	12,702,139
Intangible assets, net	7,204,514	7,282,074
Investments at fair value	29,203	31,322
Other investments	1,050,000	1,050,000
Deposits and other assets	685,937	679,863
TOTAL ASSETS	$41,387,666	$42,205,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,447,069	$5,505,265
Current maturities of long-term debt and notes payable, net of discount of $128,899 and $171,868, respectively	6,088,264	5,383,002
Current maturities of convertible notes payable, net of debt discount of $594,394 and $914,724, respectively	3,130,466	2,810,276
Current maturities of capital leases payable	33,620	39,303
Due to related parties	597,862	403,742
Deferred rent	739,405	683,793
Derivative liabilities	615,946	1,231,608
Liabilities of discontinued operations	124,043	124,043
TOTAL CURRENT LIABILITIES	17,776,675	16,181,032
Long-term debt, less current maturities, net of debt discount of $0 and $171,868, respectively	318,920	1,098,641
Capital leases payable, less current maturities	13,059	15,969
Deferred rent	1,523,556	1,798,660
Deferred tax liabilities	1,386,004	1,353,771
TOTAL LIABILITIES	21,018,214	20,448,073

Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 21,337,247 shares	2,134	2,134
Additional paid in capital	55,365,597	55,365,597
Accumulated other comprehensive loss	(791,412)	(987,695)
Non-controlling interest	231,210	389,810
Accumulated deficit	(34,438,077)	(33,012,713)
TOTAL STOCKHOLDERS’ EQUITY	20,369,452	21,757,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,387,666	$42,205,206

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
Restaurant sales, net	$11,310,632	$8,421,842
Gaming income, net	99,534	132,027
Management fee income - non-affiliates	25,000	101,221
Franchise income	182,552	16,059
Total revenue	11,617,718	8,671,149
Expenses:
Restaurant cost of sales	3,776,795	2,961,658
Restaurant operating expenses	6,818,391	5,068,139
Restaurant pre-opening and closing expenses	7,555	206,747
General and administrative expenses	1,761,007	1,898,353
Depreciation and amortization	828,655	438,637
Total expenses	13,192,403	10,573,534
Loss from continuing operations	(1,574,685)	(1,902,385)
Other (expense) income
Interest expense	(609,833)	(704,852)
Change in fair value of derivative liabilities	615,662	338,053
Loss on extinguishment of debt	-	(170,089)
Other income (expense)	8,108	(1,533)
Total other (expense) income	13,937	(538,421)
Loss from continuing operations before income taxes	(1,560,748)	(2,440,806)
Income tax benefit (expense)	(36,231)	32,920
Loss from continuing operations	(1,596,979)	(2,407,886)
Loss from discontinued operations, net of taxes	-	(1,899)
Consolidated net loss	(1,596,979)	(2,409,785)
Less: Net loss attributable to non-controlling interest	171,615	141,784
Net loss attributable to Chanticleer Holdings, Inc.	$(1,425,364)	$(2,268,001)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(1,425,364)	$(2,266,102)
Loss from discontinued operations	-	(1,899)
Net loss attributable to Chanticleer Holdings, Inc.	$(1,425,364)	$(2,268,001)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	$(2,120)	$-
Foreign currency translation (loss) gain	198,403	(1,286,028)
Total other comprehensive gain (loss)	196,283	(1,286,028)
Comprehensive loss	$(1,229,081)	$(3,554,029)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common stockholders, basic and diluted	$(0.07)	$(0.27)
Discontinued operations attributable to common stockholders, basic and diluted	$-	$-
Weighted average shares outstanding, basic and diluted	21,337,247	8,249,453

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(1,596,979)	$(2,409,785)
Net loss from discontinued operations	-	1,899
Net loss from continuing operations	(1,596,979)	(2,407,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	828,655	438,637
Common stock and warrants issued for services	-	106,100
Amortization of debt discount	363,159	474,874
Change in assets and liabilities:
Accounts and other receivables	(74,478)	19,743
Prepaid and other assets	149,941	(85,204)
Inventory	83,087	41,790
Accounts payable and accrued liabilities	983,713	777,560
Change in amounts payable to non-controlling interest	175,000	(479,830)
Derivative liabilities	(615,662)	(338,053)
Deferred income taxes	32,233	(32,920)
Deferred rent	(219,492)	(78,785)
Net cash provided by (used in) operating activities from continuing operations	109,177	(1,563,974)
Net cash used in operating activities from discontinued operations	-	(4,500)
Net cash provided by (used in) operating activities	109,177	(1,568,474)

Cash flows from investing activities:
Purchase of property and equipment	(256,975)	(262,764)
Cash paid for acquisitions, net of cash acquired	(72,215)	(4,222,929)
Net cash used in investing activities from continuing operations	(329,190)	(4,485,693)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	7,062,715
Loan proceeds	-	2,204,369
Loan repayments	(136,575)	(137,079)
Capital lease payments	(10,783)	(14,271)
Contribution of non-controlling interest	13,017	-
Net cash (used in) provided by financing activities from continuing operations	(134,341)	9,115,734
Effect of exchange rate changes on cash	4,468	17,174
Net increase (decrease) in cash	(349,886)	3,078,741
Cash, beginning of period	1,527,886	245,828
Cash, end of period	$1,178,000	$3,324,569

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows, continued

	March 31, 2016	March 31, 2015

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$31,728	$315,476
Income taxes	-	-

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$-	$50,087
Issuance of stock in connection with business combinations	-	1,000,000
Debt discount for fair value of warrants and conversion feature issued in connection with debt	-	1,233,908
Convertible debt settled through issuance of common stock	-	507,428
Long-term debt settled through issuance of common stock	-	100,000

Purchases of businesses:
Current assets excluding cash	$1,611	$200,549
Property and equipment	-	2,154,023
Goodwill	70,604	426,038
Trade name/trademarks/franchise fees	-	2,750,000
Deposits and other assets	-	56,921
Liabilities assumed	-	(364,602)
Common stock issued	-	(1,000,000)
Cash acquired	-	11,000
Cash paid for acquisitions	$72,215	$4,233,929

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

Organization

Chanticleer Holdings, Inc. and its subsidiaries (together, the “Company”) are in the business of owning, operating and franchising fast casual dining concepts domestically and internationally.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The Company operates on a calendar year-end. The accounts of two subsidiaries, Just Fresh and Hooters Nottingham (“WEW”), are consolidated based on a 13 week period ending on the Sunday closest to each March 31. No events occurred related to the difference between the Company’s reporting calendar period- end and the Company’s two subsidiaries period ends that materially affected the company’s financial position, results of operations, or cash flows.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 31, 2015 and amended on April 26, 2016. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, our cash balance was $1.2 million. At March 31, 2016, the Company had current assets of $3.3 million, current liabilities of $17.8 million, and a working capital deficit of $14.5 million. The Company incurred a loss of $1.4 million during the three months ended March 31, 2016 and had an unrealized loss from available-for-sale securities of $0.02 million and foreign currency translation gains of $0.2 million, resulting in a comprehensive loss of $1.2 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	the pace of growth in our restaurant businesses and related investments in opening new stores;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins and reduce operating losses as we grow:

●	our ability to access the capital and debt markets, including our ability to refinance or extend maturities of current obligations.;

●	popularity of and demand for our fast casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital investments and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable and capital leases.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new stores within our current markets and restaurant concepts. The Company is evaluating the performance of the Australia and Budapest Hooters stores to improve the profitability of those stores. Possible outcomes may include downsizing those operations, or closing or selling some of those stores if profit contributions do not improve in the near term.

We have demonstrated the ability to raise capital to fund our growth initiatives, including but not limited to the following:

●	During the first quarter of 2015, we completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of BGR: The Burger Joint and for general corporate purposes.

●	During the second quarter of 2015, we completed an equity transaction raising net proceeds of approximately $1.9 million to complete the acquisition of BT’s Burger Joint and for general corporate purposes.

●	During the third quarter of 2015, we completed a rights offering raising net proceeds of approximately $6.0 million to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes.

●	In early 2016, we entered into a letter of intent directly with a US investor to fund the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We are actively pursuing sites and anticipate opening our first store under that arrangement by the end of 2016.

As we execute our growth plans throughout 2016, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We have a demonstrated track record of being able to raise capital and close deals over the past 18 months.

We expect to further improve the Company’s financial position thorough non-equity financing transaction; however, there can be no assurances that the Company will be successful in securing or completing any such financings.

In the event that such capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also not be able refinance or otherwise extend or repay our current obligations or continue to operate as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Management Fee Income

The Company receives revenue from management fees from certain non-affiliated companies, including from managing its investment in Hooters of America. Such fees are recognized as revenue as they are earned.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. The Company also previously received gaming revenue from gaming machines located in Sydney, Australia. Revenue from gaming is recognized as earned from gaming activities, net of taxes and other government fees.

Franchise Income

The Company accounts for initial franchisee fees in accordance with FASB ASC 952, Franchisors. The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. Franchise license fees are deferred when received and recognized as revenue when the Company has performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. Continuing royalty fees, which are based upon a percentage of franchisee revenues, are recognized on the accrual basis as those sales occur.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of March 31, 2016 and March 31, 2015 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	March 31, 2016	March 31, 2015
Warrants	9,506,304	9,470,304
Convertible notes payable	3,772,674	2,482,471
Convertible interest	178,770	34,809
Total	13,457,748	11,987,584

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

3.	ACQUISITIONS

2016 Acquisitions

The Company completed one acquisition during the three months ended March 31, 2016, which was the acquisition of a restaurant location in the Harris YMCA in Charlotte, N.C. to expand our Just Fresh business. The Company allocated the purchase price as of the date of acquisition based on the estimated fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price totaling $72,215 in cash, of which $1,611 was allocated to acquired inventory and $70,604 to Goodwill. The equipment and other assets used in the operation of the business are property of the YMCA and no other tangible or identifiable intangible assets other than inventory were acquired, with the balance being allocated to Goodwill.

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

Acquisition of BT’s Burger Joint

On July 1, 2015, the Company completed the acquisition with BT’s Burgerjoint Management, LLC, a limited liability company organized under the laws of North Carolina (“BT’s”), including the ownership interests of four operating restaurant subsidiaries engaged in the fast casual hamburger restaurant business under the name “BT’s Burger Joint”. In consideration of the purchased assets, the Company paid a purchase price consisting of $1.4 million in cash and 424,080 shares of the Company’s common stock valued at $1.0 million. The fair value of the shares was the closing stock market price on, the date the deal acquisition was consummated. No warrants were issued in connection with the acquisition.

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

	2015 Acquisitions
	BGR:
	The Burger Joint	BT’s Burger Joint	Little Big Burger	Total
Consideration paid:
Common stock	$1,000,000	$1,000,848	$2,061,469	$4,062,317
Cash	4,276,429	1,400,000	3,600,000	9,276,429
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

Cash acquired	11,000	8,000	234,638	253,638
Property and equipment	2,164,023	1,511,270	1,711,990	5,387,283
Goodwill	663,037	978,350	2,938,279	4,579,666
Trademark/trade name/franchise fee	2,750,000	-	1,550,000	4,300,000
Inventory, deposits and other assets	296,104	103,451	73,779	473,334
Amounts held in escrow to satisfy acquired liabilities	-	-	675,000	675,000
Total assets acquired, less cash	5,884,164	2,601,071	7,183,686	15,668,921
Liabilities assumed	(607,735)	(200,223)	(949,857)	(1,757,815)
Deferred tax liabilities	-	-	(572,360)	(572,360)
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

Unaudited pro forma results of operations for the three month periods ended March 31, 2016 and 2015, as if the Company had acquired majority ownership of all operations acquired during 2015 and 2016 on January 1, 2015 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended March 31,
	2016	2015

Total revenues	$11,655,218	$13,158,017
Loss from continuing operations	(1,766,494)	(2,246,306)
Loss frorm discontinued operations	-	(1,899)
Loss attributable to non-controlling interest	173,265	141,784
Net loss	$(1,593,229)	$(2,106,421)
Net loss per share, basic and diluted	$(0.07)	$(0.26)
Weighted average shares outstanding, basic and diluted	21,337,247	8,249,453

4.	DISCONTINUED OPERATIONS

The operating results from the discontinued operations of Spoon restaurant in Dallas, Texas for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended
	March 31, 2016	March 31, 2015

Total revenue	$-	$-

Total operating expenses	-	1,899

Net loss from discontinued operations	$-	$(1,899)

Liabilities from discontinued operations totaled $124,043 as of both March 31, 2016 and December 31, 2015. The Company did not retain any assets related to the discontinued operation and is continuing to monitor and evaluate outstanding claims related to the discontinued operations as each balance sheet period.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Leasehold improvements	$12,255,039	$11,988,993
Restaurant furniture and equipment	10,957,284	10,622,806
Office and computer equipment	14,234	10,643
Land and buildings	735,589	708,020
Office furniture and fixtures	108,038	104,450
	24,070,184	23,434,912
Accumulated depreciation and amortization	(7,660,482)	(6,793,680)
	$16,409,702	$16,641,232

Restaurant furnishings and equipment includes assets under capital leases from our South African restaurants totaling $168,734 and $196,100 at cost and $34,986 and $53,497 net book value as of March 31, 2016 and December 31, 2015, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	March 31, 2016	December 31, 2015
American Burger Company	$2,806,990	$2,806,990
BGR: The Burger Joint	663,037	663,037
Little Big Burger	2,938,279	2,938,279
BT’s Burger Joint	978,350	978,350
Just Fresh	495,755	425,151
Hooters South Africa	214,544	206,503
West End Wings UK	2,653,239	2,733,001
Hooters Pacific NW	1,950,828	1,950,828
Total	$12,701,022	$12,702,139

The changes in the carrying amount of goodwill are summarized as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Beginning Balance	$12,702,139	$15,617,308
Acquisitions	70,604	426,038
Foreign currency loss	(71,721)	(567,607)
Ending Balance	$12,701,022	$15,475,739

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated Useful Life	March 31, 2016	December 31, 2015
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Franchise fees:
South Africa	20 years	297,897	286,732
Europe	20 years	57,956	57,566
Australia	20 years	353,748	353,775
Hooters Pacific NW	20 years	90,000	90,000
BGR: The Burger Joint	Indefinite	1,320,000	1,320,000
Chanticleer Holdings *	20 years	135,000	135,000
		2,254,601	2,243,072
Total Intangibles at cost		8,031,531	8,020,002
Accumulated amortization		(827,017)	(737,928)
Intangible assets, net		$7,204,514	$7,282,074

	Periods Ended
	March 31, 2016	March 31, 2015
Amortization expense	$82,325	$68,611

* Amortization of the Chanticleer Holdings franchise cost (related to Brazil franchise rights) will begin with the opening of a restaurant pursuant to that franchise right.

7.	LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	March 31, 2016	December 31, 2015

Note Payable, due January 2017, net of discount of $128,899 and $171,868, respectively	$4,871,101	$4,828,132

Note Payable, due January 2017	863,802	942,918

Note Payable, due October 2018	121,170	132,596

Mortgage Note, South Africa, due July 2024	212,001	208,131

Bank overdraft facilities, South Africa, annual renewal	162,173	180,377

Equipment financing arrangements, South Africa	176,937	189,489

Total long-term debt	$6,407,184	$6,481,643
Current portion of long-term debt	6,088,264	5,383,002
Long-term debt, less current portion	$318,920	$1,098,641

For the three months ended March 31, 2016 and 2015 amortization of debt discount was $363,159 and $474,874, respectively.

8.	cONVERTIBLE NOTEs PAYABLE

Convertible notes payable are summarized as follows.

	March 31, 2016	December 31, 2015

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(333,342)	(583,341)
8% Convertible notes payable issued in Nov/Dec 2014	100,000	100,000
Discounts on above convertible note	-	-
8% Convertible notes payable issued in January 2015	150,000	150,000
Discounts on above convertible note	(81,655)	(93,231)
8% Convertible notes payable issued in January 2015	475,000	475,000
Discounts on above convertible note	(179,537)	(238,152)
	3,130,466	2,810,276
Current portion of convertible notes payable	(3,130,466)	(2,810,276)
Convertible notes payable, less current portion	$-	$-

9.	CAPITAL LEASES PAYABLE

Capital leases payable are summarized as follows.:

	March 31, 2016	December 31, 2015

Capital lease payable, bearing interest at 11.5%, through August 2017	$4,684	$5,231

Capital lease payable, bearing interest at 11.5%, through December 2017	25,516	26,869

Capital lease payable, bearing interest at 11.5%, through July 2016	4,689	7,786

Capital lease payable, bearing interest at 11.5%, through November 2016	11,790	15,386

Total capital leases payable	46,679	55,272
Current maturities	33,620	39,303
Capital leases payable, less current maturities	$13,059	$15,969

10.	accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$4,606,852	$4,086,566
Accrued taxes (VAT, GST, Sales Payroll)	1,152,298	1,010,584
Accrued income taxes	53,136	27,709
Accrued interest	634,783	380,406
	$6,447,069	$5,505,265

11.	Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2016 and December 31, 2015. The Company had 21,337,447 shares issued and outstanding at both March 31, 2016 and December 31, 2015, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both March 31, 2016 and December 31, 2015. No preferred shares have been issued or are outstanding to date.

There were no issuances or other transactions involving the Company’s common or preferred shares during the three months ended March 31, 2016.

Options and Warrants

The Company’s shareholders have approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 4,000,000 shares have been approved for grant.

As of March 31, 2016, the Company had issued 118,340 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of March 31, 2016 and December 31, 2015.

The Company also has issued warrants to investors in connection with financing transactions in prior periods. A summary of the warrants outstanding and related activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2016	9,506,304	$4.93	1.8
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2016	9,506,304	$4.93	-

Exercisable March 31, 2016	9,506,304	$4.93	1.8

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

>$5.00	7,439,631	1.6	7,439,631
$4.00-$4.99	-	-	-
$3.00-$3.99	799,901	2.3	799,901
$2.00-$2.99	954,272	3.3	954,272
$1.00-$1.99	312,500	3.7	312,500
	9,506,304		9,506,304

 Fair value of any warrant issuances are valued utilizing the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value based on the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities. See Note 15 for fair values of warrants requiring liability accounting.

12.	RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received advances from related parties as follows:

	March 31, 2016	December 31, 2015

Hoot SA I, LLC	$12,963	$12,963
Hooters Australia- Current Partner	409,899	390,779
Chanticleer Investors, LLC	175,000	-
	$597,862	$403,742

Due from related parties

The Company has made advances to related parties. The amounts owed to the Company are as follows:

	March 31, 2016	December 31, 2015

Hoot SA II, III, IV LLC	$45,615	$45,615
	$45,615	$45,615

The related party advances are all non-interest bearing, uncollateralized advances with no maturity date, except for the Hooters Australia advance which bears interest at an 8% annual rate.

13.	SEGMENT INFORMATION

The Company is in the business of operating restaurants and its operations are organized by geographic region and by brand within each region. Further each restaurant location produces monthly financial statements at the individual store level. The Company’s chief operating decision maker reviews revenues and profitability at the at the group level comprise of: Full Service Hooters, Better Burger Fast Casual and Just Fresh Fast Casual, and Corporate.

The following are revenues and operating income (loss) from continuing operations by segment as of and for the periods ended:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
Hooters Full Service	$4,679,854	$5,881,922
Better Burgers Fast Casual	5,551,650	1,459,040
Just Fresh Fast Casual	1,361,214	1,305,187
Corporate and Other	25,000	25,000
	$11,617,718	$8,671,149

Operating Income (Loss):
Hooters Full Service	$(679,055)	$(415,980)
Better Burgers Fast Casual	(68,038)	(312,662)
Just Fresh Fast Casual	(73,208)	42,801
Corporate and Other	(754,384)	(1,216,544)
	$(1,574,685)	$(1,902,385)

Depreciation and Amortization
Hooters Full Service	$387,490	$230,352
Better Burgers Fast Casual	365,132	145,715
Just Fresh Fast Casual	75,123	61,469
Corporate and Other	910	1,101
	$828,655	$438,637

The following are revenues and operating income (loss) from continuing operations for the periods ended March 31, 2016 and 2015 and long-lived assets by geographic area as of March 31, 2016 and December 31, 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
United States	$8,229,146	$4,097,542
South Africa	1,214,056	1,677,582
Australia	1,406,488	1,971,597
Europe	768,028	924,428
	$11,617,718	$8,671,149

Operating Income (Loss):
United States	$(865,810)	$(1,491,129)
South Africa	(60,058)	(53,628)
Australia	(639,934)	(365,067)
Europe	(8,883)	7,439
	$(1,574,685)	$(1,902,385)

	March 31, 2016	December 31, 2015
Non-current Assets:
United States	$27,697,112	$27,956,486
South Africa	2,479,867	2,393,147
Australia	4,736,791	4,781,020
Europe	3,166,608	3,255,977

	$38,080,378	$38,386,630

14.	COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw has appealed this decision and no liability has been reflected in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. v. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. The Company has full insurance coverage and has asserted numerous defenses in answer to the complaint, intends to defend itself fully and vigorously and no liability has been reflected in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.

Prior to the Company’s acquisition of Little Big Burger, a class action lawsuit was filed in Oregon by certain current and former employees of Little Big Burger asserting that the former owners of Little Big Burger failed to compensate employees for overtime hours and also that an employee had been wrongfully terminated. The plaintiffs and defendants agreed to enter into a settlement agreement pursuant to which the former owners of Little Big Burger will pay a gross settlement of up to $675,000, inclusive of plaintiffs’ attorney’s fees of $225,000. This settlement was preliminarily approved by the court on February 2, 2016. The parties are proceeding with distributing the claim forms and notices of settlement to the class members and ultimately will disburse settlement payments to those who opt in. In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company does not expect that it will be required to expend any funds related to the settlement as certain of the Sellers have agreed to retain the obligations and have set aside sufficient funds to cover the settlement. However, as the Company assumed all liabilities of Little Big Burger in the acquisition and would be required to fulfill the settlement if the sellers were unable or otherwise failed to fully fund the settlement, the Company has reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

15.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Available-for-sale securities	$29,203	$29,203	$-	$-
Derivative Liabilities:
Embedded conversion feature	520,400	-	-	520,400
Warrants	95,546			95,546
December 31, 2015
Assets:
Available-for-sale securities	$31,322	$31,322	$-	$-
Derivative Liabilities:
Embedded conversion feature	1,094,300	-	-	1,094,300
Warrants	137,308			137,308

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

16.	SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from April 1, 2016 through the date these condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Quarterly Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words ‘anticipate’, ‘estimate’, ‘plan’, ‘project’, ‘continuing’, ‘ongoing’, ‘target’, ‘aim’, ‘expect’, ‘believe’, ‘intend’, ‘may’, ‘will’, ‘should’, ‘could’, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Quarterly Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	Operating losses may continue for the foreseeable future; we may never be profitable;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	We do not have full operational control over the businesses of our franchise partners or operations where we hold less 100% ownership;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences;

●	Increases in costs, including food, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

●	Inherent risk in foreign operations and currency fluctuations;

●	Unusual expenses associated with our expansion into international markets;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Current conditions in the global financial markets and the distressed economy;

●	A decline in market share or failure to achieve growth;

●	Negative publicity about the ingredients we use or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Unusual or significant litigation governmental investigations or adverse publicity or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or claw back of government incentives related to investments; and

●	Adverse effects on our operations resulting from certain geo-political or other events.

You should also consider carefully the Risk Factors contained in Part II, Item 1A of this Quarterly Report and Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2015, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Quarterly Report and the Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

We own and operate fifteen Hooters full service restaurants in the United States, Australia, South Africa, Hungary and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the ‘nearly world famous’ Hooters Girls.

We own, operate and franchise a system-wide total of thirty-nine fast casual restaurants specializing the ‘Better Burger’ category of which twenty-seven are company-owned and twelve are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of nine locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of ten company-owned locations in the United States and twelve franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of eight locations in Oregon.

 We also own and operate Just Fresh, our healthier eating fast casual concept with eight company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

As of March 31, 2016, our system-wide store count totaled 62 locations, consisting of 50 company-owned locations and 12 franchisee-operated locations.

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Our results of operations are summarized below:

	Years Ended
	March 31, 2016		March 31, 2015
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$11,310,632		$8,421,842		34.3%
Gaming income, net	99,534		132,027		-24.6%
Management fees - non-affiliate	25,000		101,221		-75.3%
Franchise income	182,552		-
Total revenue	11,617,718		8,655,090		34.2%

Expenses:
Restaurant cost of sales	3,776,795	33.4%	2,961,658	35.2%	27.5%
Restaurant operating expenses	6,818,391	60.3%	5,068,139	60.2%	34.5%
Restaurant pre-opening and closing expenses	7,555	0.1%	206,747	2.5%	-96.3%
General and administrative	1,761,007	15.2%	1,898,353	21.9%	-7.2%
Asset impairment charge	-	0.0%	-	0.0%	-
Depreciation and amortization	828,655	7.1%	438,637	5.1%	88.9%
Total expenses	13,192,403	113.6%	10,573,534	122.2%	24.8%
Loss from continuing operations	$(1,574,685)		$(1,918,444)		-17.9%

 * Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Revenue

Total revenue increased 34.0% to $11.6 million for the three months ended March 31, 2016 from $8.7 million for the three months ended March 31, 2016.

The increase in total revenue was primarily the result of a significant growth in our Better Burger Fast Casual group, resulting from the 2015 acquisitions, which was partially offset by a decrease in revenues from our Hooters Full Service Group.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Three Months Ended March 31, 2016						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$4,580,320	$99,534	$-	$-	$4,679,854	40.3%	15	-	15
Better Burgers Fast Casual	5,369,098	-	182,552	-	5,551,650	47.8%	27	12	39
Just Fresh Fast Casual	1,361,214	-	-	-	1,361,214	11.7%	8	-	8
Corporate and Other	-	-	-	25,000	25,000	0.2%	-	-	-
Total Revenue	$11,310,632	$99,534	$182,552	$25,000	$11,617,718	100.0%	50	12	62

	Three Months Ended March 31, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$5,673,673	$132,027	$-	$76,221	$5,881,922	67.8%	13		13
Better Burgers Fast Casual	1,442,981	-	16,059	-	1,459,040	16.8%	15	11	26
Just Fresh Fast Casual	1,305,187	-	-	-	1,305,187	15.1%	7		7
Corporate and Other	-	-	-	25,000	25,000	0.3%	-	-	-
Total Revenue	$8,421,842	$132,027	$16,059	$101,221	$8,671,149	100.0%	35	11	46

Restaurant revenues increased 34.3% to $11.3 million for the three months ended March 31, 2016 from $8.4 million for the three months ended March 31, 2015. Revenue increased as growth in store count were partially offset by reduced revenue levels at our Hooters Australia restaurants combined with the unfavorable impact of foreign currency rates on financial statement translation.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 19.3% to $4.6 million for the three months ended March 31, 2016 from $5.7 million for the three months ended March 31, 2015. The decline in Hooters revenue was almost entirely due to lower revenues from Australia, where the brand and our operating results are still recovering from the time period the stores operated under management of administrators (“Administration process”), and where we are comparing to strong sales during the honeymoon period following opening of the Surfers Paradise store. Revenues improved slightly at our US Hooters restaurants and declined at our South Africa Hooters locations where economic conditions have weakened and the currency has had a significant impact on the translation of revenues to US Dollars.

●	Restaurant revenue from the Company’s Better Burger Group increased 272% to $5.4 million for the three months ended March 31, 2016 from $1.4 million for the three months ended March 31, 2015. The growth in our Better Burger Group was due to a combination of growth in store count and favorable sale store sales comparisons. Company-owned restaurants grew from 15 locations at the end of the prior period to 27 locations at the end of the current period. The majority of the growth resulted from the acquisitions of BGR: the Burger Joint, BT’s Burger Joint and Little Big Burger. In addition, we opened one company store at BGR following the acquisition.

●	Restaurant revenue from the Company’s Just Fresh Group increased 4.3% to $1.4 million for the three months ended March 31, 2016 from $1.3 million for the three months ended March 31, 2015. Revenue growth resulted from increased same store sales and the acquisition of a new company store location in early 2016.

Gaming revenue decreased as the growth in gaming revenue earned by our US Hooters restaurants was offset by the loss of gaming revenue from Australia. In the prior year period, we earned approximately $30 thousand of gaming revenues from Australia; however, that revenue ceased in connection with the Administration process.

Franchise revenue increased to $0.2 million for the three months ended March 31, 2016 from $16 thousand for the three months ended March 31, 2015. The Company commenced its franchise operations in middle of March 2015 with the acquisition of BGR and reported a full quarter of franchise operations in the current period.

Management fee revenue decreased $0.1 million. In both periods, the Company recognized management fee income related to the fees the Company receives for its CEO serving on the Board of Directors of Hooters of America. Those fees are unchanged as compared with the prior year. In the prior year, the Company also earned management fee income from its operations in Australia.

Cost of Restaurant sales

Cost of restaurant sales increased 27.5% to $3.8 million for the three months ended March 31, 2016 from $3.0 million for the three months ended March 31, 2015.

	Three Months Ended
	March 31, 2016		March 31, 2015
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$1,551,708	33.9%	$1,981,508	34.9%	-21.7%
Better Burgers Fast Casual	1,735,074	32.3%	519,891	36.0%	233.7%
Just Fresh Fast Casual	490,013	36.0%	460,259	35.3%	6.5%
	$3,776,795	33.4%	$2,961,658	35.2%	27.5%

Cost of restaurant sales improved to 33.4% from 35.2% of net restaurant sales primarily due to significant improvements within our Better Burger businesses. In that line of business, cost of restaurant sales improved to 32.3% from 36.0% of net restaurant sales as management was able to leverage our increased scale and purchasing volumes to obtain better product pricing and generate purchasing efficiencies.

Restaurant operating expenses

Restaurant operating expenses increased 34.3% to $6.8 million for the three months ended March 31, 2016 from $5.1 million for the three months ended March 31, 2015 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Three Months Ended
	March 31, 2016		March 31, 2015
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$3,144,212	68.6%	$3,445,327	60.7%	-8.7%
Better Burgers Fast Casual	2,946,157	54.9%	947,286	65.6%	211.0%
Just Fresh Fast Casual	728,022	53.5%	675,526	51.8%	7.8%
	$6,818,391	60.3%	$5,068,139	60.2%	34.5%

As a percent of restaurant revenues, operating expenses were essentially flat at 60.3% and at 60.2% for the three months ended March 31, 2016 and 2015, respectively. A significant improvement in operating expense leverage in our growing Better Burger business (where operating expenses improved from 65.6% to 54.9% of net restaurant sales) was offset by our Hooters business where lower revenues and a relatively fixed operating expense structure at our Australia business resulted in higher operating expenses as a percent of revenue.

Restaurant pre-opening expenses

Restaurant pre-opening expenses decreased 96.3% to $7.6 thousand for the three months ended March 31, 2016 from $0.2 million for the three months ended March 31, 2015. During 2015, the Company incurred increased preopening costs related to Hooters Townsville location in Australia and the Hooters Port Elizabeth location in South Africa. The Company has several new better burger locations planned for 2016, but did not incur significant preopening expenses related to those planned openings in the current period.

General and Administrative Expense (“G&A”)

G&A decreased 7.2% to $1.8 million for the three months ended March 31, 2016 from $1.9 million for the three months ended March 31, 2016. Significant components of G&A are summarized as follows:

	March 31, 2016	March 31, 2015	% Change
Professional fees	$371,343	$448,990	-17.3%
Salary and benefits	719,065	450,438	59.6%
Consulting and investor relations fees	157,992	640,393	-75.3%
Travel and entertainment	84,243	68,055	23.8%
Shareholder services and fees	15,674	17,989	-12.9%
Other G&A	412,690	272,488	51.5%
Total G&A Expenses	$1,761,007	$1,898,353	-7.2%

As a percentage of total revenue, G&A decreased to 15.2% for the three months ended March 31, 2016 from 21.9% for the three months ended March 31, 2015.

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

Depreciation and amortization

Depreciation and amortization expense increased 88.9% to $0.8 million for the three months ended March 31, 2016 from $0.4 million for the three months ended March 31, 2015. The increase in depreciation and amortization is due to increased depreciable property and equipment and intangible assets associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

Other Income (Expense)	March 31, 2016	March 31, 2015	% Change
Interest expense	$(609,833)	$(704,852)	-13.5%
Change in fair value of derivative liabilities	615,662	338,053	82.1%
Loss on extinguishment of debt	-	(170,089)	-100.0%
Other income (expense)	8,108	(1,533)	-628.9%
Total Other Income (Expense)	$13,937	$(538,421)	-102.6%

Interest expense decreased 13.5% to $0.6 million for the three months ended March 31, 2016 from $0.7 million for the three months ended March 31, 2015 primarily from debt conversions, which occurred subsequent to March 31, 2015.

The Company recognized changes in the fair value of derivative liabilities totaling $0.6 million for the three months ended March 31, 2016 as compared with $0.3 million for the three months ended March 31, 2015. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the price of the Company’s common stock.

Loss on extinguishment of debt was zero in the current period and $0.2 million for the three months ended March 31, 2015. During 2015, several of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions or loss on extinguishments in the current year.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of March 31, 2016 our cash balance was $1.2 million. At March 31, 2016, we had current assets of $3.3 million, current liabilities of $17.8 million, and a working capital deficit of $14.5 million. We incurred a loss of $1.4 million during the three months ended March 31, 2016 and had an unrealized loss from available-for-sale securities of $0.02 million and foreign currency translation gains of $0.2 million, resulting in a comprehensive loss of $1.2 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new stores within our current markets and restaurant concepts. We are evaluating the performance of the Australia and Budapest Hooters stores to improve the profitability of those stores. Possible outcomes may include downsizing those operations, or closing or selling some of those stores if profit contributions do not improve in the near term. We have demonstrated the ability to raise capital to fund our growth initiatives, including but not limited to the following:

●	During the first quarter of 2015, we completed a rights offering raising net proceeds of approximately $7.1 million and issued $2.2 million in convertible debt to fund the acquisition of BGR: The Burger Joint and for general corporate purposes.

●	During the second quarter of 2015, we completed an equity transaction raising net proceeds of approximately $1.9 million to complete the acquisition of BT’s Burger Joint and for general corporate purposes.

●	During the third quarter of 2015, we completed a rights offering raising net proceeds of approximately $6.0 million to fund the acquisition of Little Big Burger, investments in Australia and general corporate purposes.

●	In early 2016, we entered into a letter of intent directly with a US investor to fund the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We are actively pursuing sites and anticipate opening our first store under that arrangement by the end of 2016.

As we execute our growth plans throughout 2016, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. We have a demonstrated track record of being able to raise capital and close deals over the past 18 months.

We expect to further improve the Company’s financial position through non-equity financing transactions; however, there can be no assurances that the Company will be successful in securing or completing any such financings.

In the event that such capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also not be able refinance or otherwise extend or repay our current obligations or continue to operate as a going concern. In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2015. “Risk Factors”.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2015 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2016, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015. Our management has determined that, as of March 31, 2016, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as March 31, 2016, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal control over financial reporting:

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

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal control over financial reporting were not effective as of March 31, 2016.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional qualified personnel with experience in financial reporting and internal control. We are also in the process of migrating the majority of our operations to a common accounting system, standardizing charts of accounts and formalizing the documentation of accounting close and review procedures.

Changes in Internal Control over Financial Reporting — As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not required to be disclosed under this Item 1. For the three month period ending March 31, 2016 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

We are in default under notes payable in the amount of $5,856,073 due to the appointment of an administrator over the Australia Hooters entities.

We are in default under notes payable in the amount of $5,856,073 due to the appointment of an administrator over the Australia Hooters entities. These notes are deemed accelerated until such time as we are able to renegotiate the terms or obtain a waiver of the default. To date the note holders have given no indication that they intend to enforce acceleration of the various notes. However, our inability to renegotiate the terms of these notes or obtain a waiver and action by the note holders to collect on the accelerated notes could adversely affect our growth and our operating results.

Our current operations are contingent upon successfully obtaining additional financing in the near future, and failure to obtain financing will adversely affect our growth and operating results

If capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also not be able refinance or otherwise extend or repay our current obligations in excess of $9,000,000 or continue to operate as a going concern.

Other than the addition of the foregoing risk factors, there have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. Readers should carefully consider the risk factors disclosed under this Item IA and other risk factors discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company is in default under notes payable in the amount of $5,856,073 due to the appointment of an administrator over the Australia Hooters entities.

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

CHANTICLEER HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

