Form 10-Q
period 2016-06-30
Chanticleer Holdings, Inc.
filed 2016-08-11
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 10, 2016 was 21,957,147 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$983,211	$1,224,415
Accounts and other receivables	830,540	862,935
Inventories	499,452	569,545
Due from related parties	45,615	45,615
Prepaid expenses and other current assets	377,585	522,637
Assets of discontinued operations, current	1,673,507	593,430
TOTAL CURRENT ASSETS	4,409,909	3,818,576
Property and equipment, net	11,599,974	12,144,064
Goodwill	12,569,290	12,702,139
Intangible assets, net	6,635,823	6,776,936
Investments at fair value	11,480	31,322
Other investments	1,050,000	1,050,000
Deposits and other assets	297,482	292,870
Assets of discontinued operations	-	5,389,300
TOTAL ASSETS	$36,573,958	$42,205,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,401,930	$4,740,131
Current maturities of long-term debt and notes payable, net of discount of of $85,930 and $171,868, respectively	6,188,874	5,383,003
Current maturities of convertible notes payable, net of debt discount of $274,345 and $914,724, respectively	3,450,656	2,810,276
Current maturities of capital leases payable	25,087	39,303
Due to related parties	209,963	12,963
Deferred rent	117,627	683,793
Derivative liabilities	102,507	1,231,608
Liabilities of discontinued operations, current	1,832,550	1,279,955
TOTAL CURRENT LIABILITIES	17,329,194	16,181,033
Long-term debt, less current maturities, net of debt discount of $0 and $171,868, respectively	303,462	1,098,641
Capital leases payable, less current maturities	9,120	15,969
Deferred rent	2,048,671	1,740,012
Liabilities of discontinued operations	-	58,648
Deferred tax liabilities	1,421,612	1,353,771
TOTAL LIABILITIES	21,112,060	20,448,073

Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 21,957,147 and 21,337,247 shares, respectively	2,196	2,134
Additional paid in capital	55,739,045	55,365,597
Accumulated other comprehensive loss	(1,162,535)	(987,695)
Non-controlling interest	510,445	389,810
Accumulated deficit	(39,627,252)	(33,012,712)
TOTAL STOCKHOLDERS’ EQUITY	15,461,899	21,757,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,573,958	$42,205,207

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Restaurant sales, net	$10,525,629	$8,369,369	$20,330,320	$14,788,264
Gaming income, net	97,978	71,749	197,511	166,422
Management fee income - non-affiliates	25,000	25,000	50,000	50,000
Franchise income	103,387	134,939	285,939	150,998
Total revenue	10,751,994	8,601,057	20,863,770	15,155,684
Expenses:
Restaurant cost of sales	3,445,116	2,888,532	6,695,086	5,152,437
Restaurant operating expenses	5,737,169	4,886,651	11,252,183	8,628,027
Restaurant pre-opening and closing expenses	-	336,580	7,555	339,339
General and administrative expenses	1,374,835	1,803,226	3,049,714	3,512,874
Depreciation and amortization	577,942	272,306	1,148,382	619,255
Total expenses	11,135,061	10,187,295	22,152,920	18,251,932
Operating loss from continuing operations	(383,067)	(1,586,238)	(1,289,150)	(3,096,249)
Other (expense) income
Interest expense	(650,478)	(1,373,797)	(1,251,405)	(2,078,649)
Change in fair value of derivative liabilities	513,439	232,854	1,129,101	570,907
Loss on extinguishment of debt	-	(170,089)	-	(170,089)
Other income (expense)	(27,706)	265,542	(19,969)	103,146
Total other (expense) income	(164,745)	(1,045,490)	(142,273)	(1,574,685)
Loss from continuing operations before income taxes	(547,812)	(2,631,729)	(1,431,424)	(4,670,934)
Income tax benefit (expense)	(51,405)	7,784	(85,393)	43,252
Loss from continuing operations	(599,217)	(2,623,945)	(1,516,817)	(4,627,682)
Discontinued operations
Loss from operation of discontinued operations, net of tax	(556,528)	(929,503)	(1,235,909)	(929,503)
Loss on writedown of assets	(3,876,161)	-	(3,876,161)	-
Consolidated net loss	(5,031,906)	(3,553,448)	(6,628,887)	(5,557,185)
Less: Net loss (income) attributable to non-controlling interest	(21,375)	(2,463)	14,365	(14,523)
Net loss attributable to Chanticleer Holdings, Inc.	$(5,053,281)	$(3,555,911)	$(6,614,522)	$(5,571,708)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(620,592)	$(2,626,408)	$(1,502,452)	$(4,642,205)
Loss from discontinued operations	(4,432,689)	(929,503)	(5,112,070)	(929,503)
Net loss attributable to Chanticleer Holdings, Inc.	$(5,053,281)	$(3,555,911)	$(6,614,522)	$(5,571,708)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	$(22,381)	$-	$(24,501)	$-
Foreign currency translation (loss) gain	(307,543)	(160,246)	(109,140)	(1,464,726)
Total other comprehensive loss	(329,924)	(160,246)	(133,641)	(1,464,726)
Comprehensive loss	$(5,383,205)	$(3,716,157)	$(6,748,163)	$(7,036,434)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common stockholders, basic and diluted	$(0.03)	$(0.21)	$(0.07)	$(0.50)
Discontinued operations attributable to common stockholders, basic and diluted	$(0.21)	$(0.07)	$(0.24)	$(0.10)
Weighted average shares outstanding, basic and diluted	21,522,818	12,455,828	21,430,033	9,314,030

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(6,628,887)	$(5,557,185)
Net loss from discontinued operations	5,112,070	929,503
Net loss from continuing operations	(1,516,817)	(4,627,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,148,382	619,255
Loss on disposal of property and equipment	-	472,770
Common stock and warrants issued for services	24,510	-
Common stock and warrants issued for interest	349,000	186,830
Amortization of debt discount	726,317	1,592,414
Amortization of warrants	-	22,375
Change in assets and liabilities:
Accounts and other receivables	32,395	78,096
Prepaid and other assets	140,440	(84,757)
Inventory	73,315	65,096
Accounts payable and accrued liabilities	502,777	161,062
Change in amounts payable to related parties	197,000	1,166
Derivative liabilities	(1,129,101)	(570,907)
Deferred income taxes	67,841	(68,664)
Deferred rent	(257,507)	(331,367)
Net cash provided by (used in) operating activities from continuing operations	358,551	(2,484,311)
Net cash used in operating activities from discontinued operations	(75,000)	(433,779)
Net cash provided by (used in) operating activities	283,551	(2,918,090)

Cash flows from investing activities:
Purchase of property and equipment	(392,829)	(664,127)
Cash paid for acquisitions, net of cash acquired	(72,215)	(4,265,429)
Proceeds from sale of investments	8,902	-
Net cash used in investing activities from continuing operations	(456,142)	(4,929,556)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	8,961,213
Loan proceeds	125,000	2,204,369
Loan repayments	(206,267)	(760,138)
Capital lease payments	(10,783)	(27,405)
Contribution of non-controlling interest	46,911	-
Net cash (used in) provided by financing activities from continuing operations	(45,139)	10,378,039
Effect of exchange rate changes on cash	(23,474)	(4,944)
Net increase (decrease) in cash	(241,204)	2,525,449
Cash, beginning of period	1,224,415	180,534
Cash, end of period	$983,211	$2,705,983

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited), continued

	June 30, 2016	June 30, 2015

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$68,467	$563,771
Income taxes	-	-

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$-	$50,087
Issuance of stock in connection with business combinations	-	1,000,000
Debt discount for fair value of warrants and conversion feature issued in connection with debt	-	1,233,908
Reclassification of derivative liability		306,001
Convertible debt settled through issuance of common stock	-	1,750,000
Long-term debt settled through issuance of common stock	-	100,000

Purchases of businesses:
Current assets excluding cash	$1,611	$296,104
Property and equipment	-	2,164,023
Goodwill	70,604	663,037
Trade name/trademarks/franchise fees	-	2,750,000
Deposits and other assets	-	-
Liabilities assumed	-	(607,735)
Common stock issued	-	(1,000,000)
Cash acquired	-	11,000
Cash paid for acquisitions	$72,215	$4,276,429

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

The Company operates on a calendar year-end. The accounts of two subsidiaries, Just Fresh and Hooters Nottingham (“WEW”), are consolidated based on a 13 and 26 week periods ending on the Sunday closest to each June 30. No events occurred related to the difference between the Company’s reporting calendar period-end and the Company’s two subsidiaries period ends that materially affected the company’s financial position, results of operations, or cash flows.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 31, 2016 and amended on April 26, 2016. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, our cash balance was $1.0 million. At June 30, 2016, the Company had current assets of $4.4 million, current liabilities of $17.3 million, and a working capital deficit of $12.9 million. The Company has $9.6 million in notes and convertible debt obligations which could potentially be called for payment within the next twelve months. The Company incurred a loss from continuing operations of $1.5 million during the six months ended June 30, 2016. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	the pace of growth in our restaurant businesses and related investments in opening new stores;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins and reduce operating losses as we grow;

●	our ability to access the capital and debt markets, including our ability to refinance or extend the maturities of our current obligations;

●	popularity of and demand for our fast casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

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

During 2015, we completed two rights offering providing net proceeds of approximately $13.1 million, completed a private placement transaction providing net proceeds of approximately $1.9 million and issued $2.2 million in convertible notes to fund the acquisitions of BGR: The Burger Joint, BT’s Burger Joint, Little Big Burger and for other general corporate purposes.

During 2016, we entered into a letter of intent with a US investor to finance the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We also entered into a letter of intent with potential investors to finance the opening of additional Little Big Burger restaurants pursuant to the US governments EB-5 program.

We are also investigating several alternatives to refinance the Company’s current debt obligations and to provide additional working capital needed to operate and grow the business; however, there can be no assurances that the Company will be successful in completing any such debt financings. In the event that such capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In addition, we may not be able to payoff or otherwise extend the maturities of our current obligations, or continue to operate as a going concern, which could have an adverse impact on the Company and its shareholders.

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

REVENUE RECOGNITION

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales, value added tax (“VAT”) and goods and services tax (“GST”) collected from customers and remitted to governmental authorities are presented on a net basis within sales in our condensed consolidated statements of operations. Restaurant cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

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

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of June 30, 2016 and June 30, 2015 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	June 30, 2016	June 30, 2015
Warrants -Weighted avg exercise price $4.93	9,506,304	9,556,304
Convertible notes - Weighted avg conversion price $1.05	3,900,735	1,795,961
Accrued interest on convertible notes	233,270	60,622
Total	13,640,309	11,412,887

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

3. ACQUISITIONS

2016 Acquisition

The Company completed one acquisition during the Six Months ended June 30, 2016, which was the acquisition of a restaurant location in the Harris YMCA in Charlotte, N.C. to expand our Just Fresh business. The Company allocated the purchase price as of the date of acquisition based on the estimated fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price totaling $72,215 in cash, of which $1,611 was allocated to acquired inventory and $70,604 to goodwill. The equipment and other assets used in the operation of the business are property of the YMCA and no other tangible or identifiable intangible assets other than inventory were acquired, with the balance being allocated to goodwill.

2015 Acquisitions

During the year ended December 31, 2015, the Company acquired three businesses to complement and expand its current operations in the Better Burger fast casual restaurant category. In connection with these acquisitions, the Company acquired strategic opportunities to expand its scale and presence in the Better Burger category.

Acquisition of BGR: The Burger Joint

The Company completed the acquisition of BGR: The Burger Joint effective March 15, 2015. The Company allocated the purchase price as of the date of acquisition based on appraisals and estimated the fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price consisting of $4,000,000 in cash, 500,000 shares of the Company’s common stock valued at $1.0 million, and a contractual working capital adjustment of $276,429. The fair value of the shares was the closing stock market price on the date the deal acquisition was consummated. No warrants were issued in connection with the acquisition.

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

	2015 Acquisitions
	BGR:
	The Burger Joint	BT’s Burger Joint	Little Big Burger	Total
Consideration paid:
Common stock	$1,000,000	$1,000,848	$2,061,469	$4,062,317
Cash	4,276,429	1,400,000	3,600,000	9,276,429
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

Cash acquired	11,000	8,000	234,638	253,638
Property and equipment	2,164,023	1,511,270	1,711,990	5,387,283
Goodwill	663,037	1,040,542	2,938,279	4,641,858
Trademark/trade name/franchise fee	2,750,000	-	1,550,000	4,300,000
Inventory, deposits and other assets	296,104	103,451	73,780	473,334
Amounts held in escrow to satisfy acquired liabilities	-	-	675,000	675,000
Total assets acquired, less cash	5,884,164	2,663,263	7,183,686	15,731,113
Liabilities assumed	(607,735)	(262,415)	(949,857)	(1,820,007)
Deferred tax liabilities	-	-	(572,360)	(572,360)
Total consideration paid	$5,276,429	$2,400,848	$5,661,470	$13,338,746

Unaudited pro forma results of operations for the three and six month periods ended June 30, 2016, as if the Company had acquired majority ownership of all operations acquired during 2016 on January 1, 2016 is as follows. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016

Total revenues	$10,751,994	$20,901,270
Loss from continuing operations	(599,217)	(1,513,067)
Net loss from continuing operations per share, basic and diluted	$(0.03)	$(0.07)
Weighted average shares outstanding, basic and diluted	21,522,818	21,430,033

4. DISCONTINUED OPERATIONS

In June 2016, the Company approved a plan to exit the Australia and Eastern Europe markets, authorizing management to sell or close its five Hooters stores in Australia and its one store in Budapest. Management expects to complete negotiation of terms during the third quarter of 2016, and complete disposal of the operations by the end of 2016. If the Company is unable to come to acceptable terms for the sale of the stores, management intends to close the Australia and Budapest operations.

Carrying amount of major classes of assets and liabilities included as part of discontinued operations:

	June 30, 2016	December 31, 2015
Cash	$177,404	$303,471
Accounts receivable	21,600	19,328
Inventory	111,899	157,079
Property, plant and equipment	4,162,347	4,497,168
Goodwill and intangible assets	480,182	370,138
Other Assets	460,763	500,546
Valuation allowance	(3,740,688)	-
Total	1,673,507	5,982,730

Accounts payable and accrued liabilities	1,363,232	889,177
Due to affiliates	414,595	390,779
Deferred rent	54,724	58,647
Total	1,832,550	1,338,603

Net assets (liabilities) of discontinued operations	$(159,043)	$4,644,126

Major line items constituting pre-tax loss of discontinued operations:

	Six Months Ended
	June 30, 2016	June 30, 2015

Revenue	$2,970,401	$4,308,500
Restaurant cost of sales	1,042,543	1,426,151
Restaurant operating expenses	2,450,557	2,825,018
Restaurant pre-opening and closing expenses	-	258,850
General and administrative expenses	254,174	467,062
Depreciation and amortization	436,144	227,693
Other	22,893	33,229
Loss of discontinued operations	(1,235,909)	(929,503)
Loss on classification as held for sale	(3,876,161)	-
Total pretax loss of discontinued operations	$(5,112,070)	$(929,503)

Income tax	-	-
Loss on discontinued operations	$(5,112,070)	$(929,503)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015
Leasehold improvements	$10,202,863	$10,094,130
Restaurant furniture and equipment	6,498,400	6,243,196
Construction in progress	64,441	-
Office and computer equipment	8,025	5,470
Land and buildings	757,560	708,020
Office furniture and fixtures	108,030	104,406
	17,639,319	17,155,222
Accumulated depreciation and amortization	(6,039,345)	(5,011,158)
	$11,599,974	$12,144,064

Restaurant furnishings and equipment includes assets under capital leases from our South African restaurants totaling $158,681 and $196,100 at cost and $32,901 and $53,497 net book value as of June 30, 2016 and December 31, 2015, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	June 30, 2016	December 31, 2015
American Burger Company	$2,806,990	$2,806,990
BGR: The Burger Joint	663,037	663,037
Little Big Burger	2,938,279	2,938,279
BT’s Burger Joint	1,040,542	978,350
Just Fresh	495,755	425,151
Hooters South Africa	215,228	206,503
West End Wings UK	2,458,631	2,733,001
Hooters Pacific NW	1,950,828	1,950,828
Total	$12,569,290	$12,702,139

The changes in the carrying amount of goodwill are summarized as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
Beginning Balance	$12,702,139	$15,617,308
Acquisitions	70,604	663,037
Adjustments	62,192	-
Foreign currency translation (loss) gain	(265,645)	(468,085)
Ending Balance	$12,569,290	$15,812,260

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated
	Useful Life	June 30, 2016	December 31, 2015
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Franchise fees:
South Africa	20 years	298,847	286,732
Hooters Pacific NW	20 years	88,826	90,000
BGR: The Burger Joint	Indefinite	1,320,000	1,320,000
		1,707,673	1,696,732
Total Intangibles at cost		7,484,603	7,473,662
Accumulated amortization		(848,780)	(696,726)
Intangible assets, net		$6,635,823	$6,776,936

	Six Months Ended
	June 30, 2016	June 30 2015
Amortization expense	$152,054	$84,504

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	June 30, 2016	December 31, 2015

Note Payable, due January 2017, net of discount of $85,930 and $171,868, respectively	$4,914,070	$4,828,132

Note Payable, due January 2017	814,440	942,918

Note Payable, due October 2018	109,601	132,596

Mortgage Note, South Africa, due July 2024	208,246	208,131

Bank overdraft facilities, South Africa, annual renewal	158,357	180,377

Equipment financing arrangements, South Africa	166,193	189,490

2016 Credit facility, due January 2017	121,429	-

Total long-term debt	$6,492,336	$6,481,644
Current portion of long-term debt	6,188,874	5,383,003
Long-term debt, less current portion	$303,462	$1,098,641

The Company entered into a Receivables Financing Agreement with a lender on June 22, 2016. In consideration for proceeds to the Company of $125,000, the Company agreed to remit $156,250 from the merchant accounts of two of its restaurant locations directly to the lender. The daily amounts to be remitted to the lender, and the resulting term under which the borrowings will ultimately be outstanding, are based on remitting approximately 5% of the total daily credit card receipts of the two restaurant locations. It is expected that the $156,250 will be remitted in full within approximately nine months from the date of the advance. The Company granted a security interest in the credit card receivables of the two restaurants, which would be effective in the event of a default.

For the six months ended June 30, 2016 and 2015 amortization of debt discount was $85,938 and $85,933, respectively.

8. cONVERTIBLE NOTEs PAYABLE

Convertible notes payable are summarized as follows.

	June 30, 2016	December 31, 2015

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	(83,343)	(583,341)
Discounts on above convertible note	-	-
8% Convertible notes payable issued in Nov/Dec 2014	100,000	100,000
Discounts on above convertible note	-	-
8% Convertible notes payable issued in January 2015	150,000	150,000
Discounts on above convertible note	(70,079)	(93,231)
8% Convertible notes payable issued in January 2015	475,000	475,000
Discounts on above convertible note	(120,922)	(238,152)
Total Convertible notes payable	3,450,656	2,810,276
Current portion of convertible notes payable	(3,450,656)	(2,810,276)
Convertible notes payable, less current portion	$-	$-

The convertible notes were classified as current liabilities on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 due to certain technical defaults pursuant to the convertible note agreements.

For the six months ended June 30, 2016 and 2015 amortization of debt discount was $640,379 and $1,506,481, respectively.

9. CAPITAL LEASES PAYABLE

Capital leases payable are summarized as follows.:

	June 30, 2016	December 31, 2015

Capital lease payable, bearing interest at 11.5%, through August 2017	$3,924	$5,231

Capital lease payable, bearing interest at 11.5%, through December 2017	21,592	26,869

Capital lease payable, bearing interest at 11.5%, through July 2016	1,192	7,786

Capital lease payable, bearing interest at 11.5%, through November 2016	7,499	15,386

Total capital leases payable	34,207	55,272
Current maturities	25,087	39,303
Capital leases payable, less current maturities	$9,120	$15,969

10. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$4,114,942	$3,547,174
Accrued taxes (VAT, GST, Sales Payroll)	713,615	784,842
Accrued income taxes	85,880	27,709
Accrued interest	487,493	380,406
	$5,401,930	$4,740,131

11. Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both June 30, 2016 and December 31, 2015. The Company had 21,957,147 and 21,337,247 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both June 30, 2016 and December 31, 2015. No preferred shares have been issued or are outstanding to date.

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

As of June 30, 2016, the Company had issued 175,340 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of June 30, 2016 and December 31, 2015.

The Company also has issued warrants to investors in connection with financing transactions in prior periods. A summary of the warrants outstanding and related activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2016	9,506,304	$4.93	1.5
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2016	9,506,304	$4.93	-

Exercisable June 30, 2016	9,506,304	$4.93	1.5

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants

>$5.00	7,439,631	1.4	7,439,631
$3.00-$3.99	799,901	2.1	799,901
$2.00-$2.99	954,272	3.1	954,272
$1.00-$1.99	312,500	3.5	312,500
	9,506,304		9,506,304

Fair value of any warrant issuances is valued utilizing the Black-Scholes Model. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value based on the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected stock price volatility for the Company’s warrants was determined by the average of historical volatilities for industry peers and Company-specific history. See Note 15 for fair values of warrants requiring liability accounting.

12. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received advances from related parties as follows:

	June 30, 2016	December 31, 2015

Hoot SA I, LLC	$12,963	$12,963
Chanticleer Investors, LLC	197,000	-
	$209,963	$12,963

Due from related parties

The Company has made advances to related parties. The amounts owed to the Company are as follows:

	June 30, 2016	December 31, 2015

Hoot SA II, III, IV LLC	$45,615	$45,615
	$45,615	$45,615

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

The following are revenues and operating income (loss) from continuing operations by segment as of and for the periods ended:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Hooters Full Service	$3,338,259	$3,653,985	$6,512,171	$7,419,385
Better Burgers Fast Casual	5,898,316	3,455,838	11,449,966	4,914,878
Just Fresh Fast Casual	1,490,419	1,466,234	2,851,632	2,771,421
Corporate and Other	25,000	25,000	50,000	50,000
	$10,751,994	$8,601,057	$20,863,770	$15,155,684

Operating Income (Loss):
Hooters Full Service	$54,196	$(66,400)	$43,745	$(90,006)
Better Burgers Fast Casual	7,524	(520,602)	(60,514)	(833,264)
Just Fresh Fast Casual	45,753	(5,507)	(27,455)	37,294
Corporate and Other	(490,540)	(993,729)	(1,244,925)	(2,210,273)
	$(383,067)	$(1,586,238)	$(1,289,150)	$(3,096,249)

Depreciation and Amortization
Hooters Full Service	$132,650	$136,931	$261,926	$275,596
Better Burgers Fast Casual	365,092	70,023	730,224	215,738
Just Fresh Fast Casual	79,247	64,193	154,370	125,662
Corporate and Other	953	1,159	1,862	2,259
	$577,942	$272,306	$1,148,382	$619,255

The following are revenues and operating income (loss) from continuing operations for the periods ended June 30, 2016 and 2015 and long-lived assets by geographic area as of June 30, 2016 and December 31, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
United States	$8,675,755	$6,230,214	$16,904,900	$10,327,757
South Africa	1,307,517	1,567,847	2,521,573	3,245,429
Europe	768,723	802,996	1,437,297	1,582,498
	$10,751,994	$8,601,057	$20,863,770	$15,155,684

Operating Income (Loss):
United States	$(406,168)	$(1,671,346)	$(1,271,982)	$(3,162,476)
South Africa	(57,571)	29,368	(117,629)	(24,260)
Europe	80,673	55,740	100,460	90,487
	$(383,067)	$(1,586,238)	$(1,289,150)	$(3,096,249)

Non-current Assets:	June 30, 2016	December 31, 2015
United States	$27,218,192	$27,348,207
South Africa	2,442,520	2,393,147
Europe	2,503,337	3,255,977

	$32,164,049	$32,997,331

14. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw has appealed this decision. There has been no activity on this matter since 2014 and no amounts have been reflected in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. v. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. The Company has full insurance coverage and has asserted numerous defenses in answer to the complaint, intends to defend itself fully and vigorously and no liability has been reflected in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.

Prior to the Company’s acquisition of Little Big Burger, a class action lawsuit was filed in Oregon by certain current and former employees of Little Big Burger asserting that the former owners of Little Big Burger failed to compensate employees for overtime hours and also that an employee had been wrongfully terminated. The plaintiffs and defendants agreed to enter into a settlement agreement pursuant to which the former owners of Little Big Burger will pay a gross settlement of up to $675,000, inclusive of plaintiffs’ attorney’s fees of $225,000. This settlement was preliminarily approved by the court on February 2, 2016 and it is expected that all settlement payments will be distributed by the sellers and this matter closed prior to September 30, 2016. In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company does not expect that it will be required to expend any funds related to the settlement as certain of the Sellers have agreed to retain the obligations and have set aside sufficient funds to cover the settlement. However, as the Company assumed all liabilities of Little Big Burger in the acquisition and would be required to fulfill the settlement if the sellers were unable or otherwise failed to fully fund the settlement, the Company has reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business.

15. DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Available-for-sale securities	$11,480	$11,480	$-	$-

Liabilities:
Embedded conversion feature	72,000	-	-	72,000
Warrants	30,507			30,507
December 31, 2015
Assets:
Available-for-sale securities	$31,322	$31,322	$-	$-

Liabilities:
Embedded conversion feature	1,094,300	-	-	1,094,300
Warrants	137,308			137,308

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

16. SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from July 1, 2016 through the date these condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Quarterly Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words ‘anticipate’, ‘estimate’, ‘plan’, ‘project’, ‘continuing’, ‘ongoing’, ‘target’, ‘aim’, ‘expect’, ‘believe’, ‘intend’, ‘may’, ‘will’, ’should’, ‘could’, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Quarterly Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

We own, operate and franchise a system-wide total of thirty-eight fast casual restaurants specializing the ‘Better Burger’ category of which twenty-seven are company-owned and eleven are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of nine locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of ten company-owned locations in the United States and eleven franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of eight locations in Oregon.

We own and operate Just Fresh, our healthier eating fast casual concept with eight company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate nine Hooters full service restaurants in the United States, South Africa, and the United Kingdom. In addition, there are six Hooters restaurants in Australia and Hungary which are being discontinued. Accordingly, the operating results and store counts of those regions are excluded from Managements Analysis of the Business. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the ‘nearly world famous’ Hooters Girls.

As of June 30, 2016, our system-wide store count totaled 55 locations, consisting of 44 company-owned locations and 11 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Our results of operations are summarized below:

	Three Months Ended
	June 30, 2016		June 30, 2015
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$10,525,629	97.9%	$8,369,369	97.3%	25.8%
Gaming income, net	97,978	0.9%	71,749	0.8%	36.6%
Management fees	25,000	0.2%	25,000	0.3%	0.0%
Franchise income	103,387	1.0%	134,939	1.6%	-23.4%
Total revenue	10,751,994	100.0%	8,601,057	100.0%	25.0%

Operating expenses:
Restaurant cost of sales	3,445,116	32.7%	2,888,532	34.5%	19.3%
Restaurant operating expenses	5,737,169	54.5%	4,886,651	58.4%	17.4%
Restaurant pre-opening and closing expenses	-	0.0%	336,580	4.0%	-100.0%
General and administrative	1,374,835	12.8%	1,803,226	21.0%	-23.8%
Depreciation and amortization	577,942	5.4%	272,306	3.2%	112.2%
Total operating expenses	11,135,061	103.6%	10,187,295	118.4%	9.3%
Loss from continuing operations	$(383,067)		$(1,586,238)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations increased 25.0% to $10.8 million for the three months ended June 30, 2016 from $8.6 million for the three months ended June 30, 2016.

The increase resulted primarily from growth in our Better Burger Fast Casual group with the acquisition of BT’s Burger Joint and Little Big Burger in the second half of 2015, combined with sales increases at our American Burger Company restaurants which were open during both periods and the opening of BGR’s new Springfield mall location in Maryland. Those increases were partially offset by lower revenues from our Hooters restaurants, primarily due to foreign currency rate fluctuations.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Three Months Ended June 30, 2016						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Management Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$3,240,281	$97,978	$-	$-	$3,338,259	31.0%	9	-	9
Better Burgers Fast Casual	5,794,929	-	103,387	-	5,898,316	54.9%	27	11	38
Just Fresh Fast Casual	1,490,418	-	-	-	1,490,418	13.9%	8	-	8
Corporate and Other	-	-	-	25,000	25,000	0.3%	-	-	-
Total Revenue	$10,525,629	$97,978	$103,387	$25,000	$10,751,994	100.0%	44	11	55

	Three Months Ended June 30, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$3,582,236	$71,749	$-	$-	$3,653,985	42.5%	8	-	8
Better Burgers Fast Casual	3,320,899	-	134,939	-	3,455,838	40.2%	15	11	26
Just Fresh Fast Casual	1,466,234	-	-	-	1,466,234	17.0%	7	-	7
Corporate and Other	-	-	-	25,000	25,000	0.3%	-	-	-
Total Revenue	$8,369,369	$71,749	$134,939	$25,000	$8,601,057	100.0%	30	11	41

Restaurant revenues from continuing operations increased 25.8% to $10.5 million for the three months ended June 30, 2016 from $8.4 million for the three months ended June 30, 2015. Revenue increased as the number of company owned stores increased from 30 to 44 and same store sales increased in our US and UK restaurant; those increases were partially offset by the unfavorable impact of foreign currency translation on our South Africa operations.

●	Restaurant revenue from the Company’s Better Burger Group increased 74.5% to $5.8 million for the three months ended June 30, 2016 from $3.3 million for the three months ended June 30, 2015. The growth in our Better Burger Group was due to a combination of growth in store count and favorable sale store sales comparisons. Company-owned restaurants grew from 15 locations at the end of the prior period to 27 locations at the end of the current period. The majority of the growth in revenues and store count resulted from the acquisition of BT’s Burger Joint and Little Big Burger in the second half of 2015. In addition, revenues from Better Burgers stores open in both periods increased 2.7%, the Company opened one new BGR location at Springfield Mall in Maryland and closed one American Burger location in Colombia South Carolina.

●	Restaurant revenue from the Company’s Just Fresh Group increased 1.6% to $1.5 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. Revenue growth resulted from primarily the addition of one new location in early 2016, partially offset by a 3.0% decline in same store sales at the existing Just Fresh locations.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 9.5% to $3.2 million for the three months ended June 30, 2016 from $3.6 million for the three months ended June 30, 2015. Revenue growth at our UK location was offset by declines at our US and South Africa locations. Revenue at our South Africa locations increased 1% in local currency as additional revenues from the opening of Port Elizabeth in August 2016 were partially offset by lower revenues at our other locations. On a US dollar basis, South Africa revenue declined 23% due to the impact of currency exchange rates fluctuations on the translation of local revenues to US Dollars.

Gaming revenue increased 36.6% due to increased play as a result of recent upgrades to the VLT terminals, which occurred in late 2015 and early 2016.

Franchise revenue decreased 23.4% to $103 thousand for the three months ended June 30, 2016 from $135 thousand for the three months ended June 30, 2015. The decline in franchise revenue is primarily due to the minor differences in the timing of closing of new franchise deals and recognition of revenue related to upfront franchise fees.

Management fee revenue was unchanged at $25,000 in each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 19.3% to $3.4 million for the three months ended June 30, 2016 from $2.9 million for the three months ended June 30, 2015.

	Three Months Ended
	June 30, 2016		June 30, 2015
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$1,070,902	33.0%	$1,257,837	35.1%	-14.9%
Better Burgers Fast Casual	1,867,303	32.2%	1,116,218	33.6%	67.3%
Just Fresh Fast Casual	506,911	34.0%	514,477	35.1%	-1.5%
	$3,445,116	32.7%	$2,888,532	34.5%	19.3%

Cost of restaurant sales improved to 32.7% from 34.5% of net restaurant revenues. Cost of sales improved in all three operating segments with the Better Burger group improving from 33.6% to 32.2%, Hooters improving from 35.1% to 33.0% and Just Fresh improving from 35.1% to 34.0%. These improvements are attributable to several factors, including price reductions and other efficiencies as a result of our increased scale and purchasing power, menu price increases which have been implemented at most locations during the first half of 2016, and the favorable impact of reductions in beef and other commodity prices during the past year.

Restaurant operating expenses

Restaurant operating expenses increased 17.4% to $5.7 million for the three months ended June 30, 2016 from $4.9 million for the three months ended June 30, 2015 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Three Months Ended
	June 30, 2016		June 30, 2015
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$1,849,101	57.1%	$2,074,186	57.9%	-10.9%
Better Burgers Fast Casual	3,143,991	54.3%	2,043,115	61.5%	53.9%
Just Fresh Fast Casual	744,077	49.9%	769,350	52.5%	-3.3%
	$5,737,169	54.5%	$4,886,651	58.4%	17.4%

As a percent of restaurant revenues, operating expenses improved to 54.5% for the three months ended June 30, 2016 from 58.4% for the three months ended June 30, 2015. Operating expenses as a percent of revenue improved in all three segments with the Better Burger group improving from 61.5% to 54.3%, Hooters improving from 57.9% to 57.1% and Just Fresh improving from 52.5% to 49.9%. The most significant driver of improved overall operating expenses was in our Better Burger group, where lower operating costs inherent in Little Big Burger’s more efficient operating model created improved operating leverage for the overall group.

Operating expense comparisons also benefited from the closure of the American Burger Company’s Columbia South Carolina location in 2015 which carried higher fixed operating costs than our other stores. Just Fresh and the Hooters segment also improved due to increased focus on cost controls throughout the system.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased 100% to zero for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015. During 2015, the Company incurred costs related to closure of the American Burger Company Colombia, South Carolina location and the opening of the Hooters Port Elizabeth location in South Africa. The Company has several new better burger locations planned for 2016, but did not incur significant preopening expenses related to those planned openings during the current period.

General and Administrative Expense (“G&A”)

G&A decreased 23.8% to $1.4 million for the three months ended June 30, 2016 from $1.8 million for the three months ended June 30, 2016. Significant components of G&A are summarized as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Audit, legal and other professional services	$193,576	$406,224
Salary and benefits	660,918	566,162
Consulting and other fees	76,642	362,194
Travel and entertainment	68,834	82,558
Shareholder services and fees	1,867	20,286
Advertising, Insurance and other	372,998	365,802
Total G&A Expenses	$1,374,835	$1,803,226

As a percentage of total revenue, G&A decreased to 12.8% for the three months ended June 30, 2016 from 21.0% for the three months ended June 30, 2015.

For the current period, approximately 43% of G&A is attributable to Corporate overhead, including salaries, travel, audit, legal and other public company costs. Approximately 37%, 12%, and 8% of total G&A are attributable to regional management, marketing and other operating activities within the Better Burger group, Hooters, and Just Fresh, respectively.

The improvement in G&A is primarily due to lower audit, legal, professional and consulting fees. Fees paid to third party professionals and others were a significant portion of the Company’s expenses in 2015 due to the nature of the acquisition and financing transactions occurring last year. During the current period, the Company did not incur significant fees related to acquisitions or financing initiatives.

In addition, the company reduced its routine audit, legal and other professional fees from prior levels through increased focus on cost reduction and rationalization of back office operations, while also leveraging the Company’s overhead over a larger business which favorably impacted G&A as a percent of revenue. These reductions were partially offset by increased G&A and marketing expenses in our regional company store and franchising operations where the company’s acquisition significantly increased the operating scale and scope of our business.

Depreciation and amortization

Depreciation and amortization expense increased 112.2% to $0.6 million for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015. The increase in depreciation and amortization is due to increased depreciable property and equipment and intangible assets associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	June 30, 2016	June 30, 2015	% Change
Interest expense	$(650,478)	$(1,373,797)	-52.7%
Change in fair value of derivative liabilities	513,439	232,854	120.5%
Loss on extinguishment of debt	-	(170,089)	-100.0%
Equity in losses of investments	-	-	0.0%
Total other (expense) income	(27,706)	265,542	-110.4%
Total Other Income (Expense)	$(164,745)	$(1,045,490)	-84.2%

Other expense, net decreased 84.2% to $0.2 million for the three months ended June 30,2016 from $1.0 million for the three months ended June 30, 2015. The decrease in other expenses, net was primarily due to lower non-cash interest, amortization, derivative liability adjustments and other charges arising from our convertible and other debt obligations.

Interest expense decreased 52.7% to $0.7 million for the three months ended June 30, 2016 from $1.4 million for the three months ended June 30, 2015. The reduction in interest are primarily due to lower average outstanding debt balances due to debt conversions occurring in 2015, combined with lower amortization of debt discount.

The Company recognized changes in the fair value of derivative liabilities totaling $0.5 million for the three months ended June 30, 2016 as compared with $0.2 million for the three months ended June 30, 2015. This is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the price of the Company’s common stock.

Loss on extinguishment of debt was zero in the current period and $0.2 million for the three months ended June 30, 2015. During 2015, several of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions or loss on extinguishments in the current year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Our results of operations are summarized below:

	Six Months Ended
	June 30, 2016		June 30, 2015
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$20,330,320	97.5%	$14,788,264	97.6%	37.5%
Gaming income, net	197,511	0.9%	166,422	1.1%	18.7%
Management fees - non-affiliate	50,000	0.2%	50,000	0.3%	0.0%
Franchise income	285,939	1.4%	150,998	1.0%	89.4%
Total revenue	20,863,770	100.0%	15,155,684	100.0%	37.7%

Operating expenses:
Restaurant cost of sales	6,695,086	32.9%	5,152,437	34.8%	29.9%
Restaurant operating expenses	11,252,183	55.3%	8,628,027	58.3%	30.4%
Restaurant pre-opening and closing expenses	7,555	0.0%	339,339	2.3%	-97.8%
General and administrative	3,049,714	14.6%	3,512,874	23.2%	-13.2%
Depreciation and amortization	1,148,382	5.5%	619,255	4.1%	85.4%
Total operating expenses	22,152,920	106.2%	18,251,932	120.4%	21.4%
Loss from continuing operations	$(1,289,150)		$(3,096,249)		-58.4%

 * Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations increased 37.7% to $20.9 million for the six months ended June 30, 2016 from $15.2 million for the six months ended June 30, 2016.

The increase resulted primarily from growth in our Better Burger Fast Casual group with the acquisition of BT’s Burger Joint and Little Big Burger in the second half of 2015, combined with sales increases at our American Burger Company restaurants which were open during both periods and the opening of BGR’s new Springfield mall location in Maryland. Those increases were partially offset by lower revenues from our Hooters restaurants, primarily due to foreign currency rate fluctuations.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Six Months Ended June 30, 2016						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$6,314,660	$197,511	$-	$-	$6,512,171	31.2%	9	-	9
Better Burgers Fast Casual	11,164,027	-	285,939	-	11,449,966	54.9%	27	11	38
Just Fresh Fast Casual	2,851,632	-	-	-	2,851,632	13.7%	8	-	8
Corporate and Other	-	-	-	50,000	50,000	0.2%	-	-	-
Total Revenue	$20,330,320	$197,511	$285,939	$50,000	$20,863,770	100.0%	44	11	55

	Six Months Ended June 30, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$7,252,963	$166,422	$-	$-	$7,419,385	49.0%	8		8
Better Burgers Fast Casual	4,763,880	-	150,998	-	4,914,878	32.4%	15	11	26
Just Fresh Fast Casual	2,771,421	-	-	-	2,771,421	18.3%	7		7
Corporate and Other	-	-	-	50,000	50,000	0.3%	-	-	-
Total Revenue	$14,788,264	$166,422	$150,998	$50,000	$15,155,684	100.0%	30	11	41

Restaurant revenues increased 37.5% to $20.3 million for the six months ended June 30, 2016 from $14.8 million for the six months ended June 30, 2015. Revenue increased as the number of company owned stores increased from 30 to 44; those increases were partially offset by the unfavorable impact of foreign currency translation on our South Africa operations.

●	Restaurant revenue from continuing operations from the Company’s Better Burger Group increased 134.3% to $11.2 million for the six months ended June 30, 2016 from $4.8 million for the six months ended June 30, 2015. The growth in our Better Burger Group was due to a combination of growth in store count and favorable sale store sales comparisons. Company-owned restaurants grew from 15 locations at the end of the prior period to 27 locations at the end of the current period. The majority of the growth in revenues and store count resulted from the acquisition of BT’s Burger Joint and Little Big Burger in the second half of 2015. In addition, revenues from Better Burgers stores open in both periods increased 6.6%, the Company opened one new BGR location at Springfield Mall in Maryland and closed one American Burger location in Colombia South Carolina.

●	Restaurant revenue from the Company’s Just Fresh Group increased 2.9% to $2.9 million for the six months ended June 30, 2016 from $2.8 million for the six months ended June 30, 2015. Revenue growth resulted from primarily the addition of one new location in early 2016, partially offset by a 0.6% decline in same store sales at the existing Just Fresh locations.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 12.9% to $6.3 million for the six months ended June 30, 2016 from $7.3 million for the six months ended June 30, 2015. The decline in Hooters restaurant revenues came as increased revenues from the opening of the Port Elizabeth store in South Africa was offset by a 10% reduction in local currency revenue at our other South Africa locations (30% on a US dollar basis due to currency translation). In addition, revenues from the UK Hooters declined 10% due almost entirely to changes in currency rates and our US Hooters locations declined 2.9%.

Gaming revenue increased 18.7% due to increased play as a result of recent upgrades to the VLT terminals, which occurred in late 2015 and early 2016.

Franchise revenue increased 89.4% to $0.3 million for the six months ended June 30, 2016 from $0.2 million for the six months ended June 30, 2015. The Company commenced its franchise operations in middle of March 2015 with the acquisition of BGR. Accordingly, the 2015 period includes 3 ½ months of franchise activity, whereas the current period contains a full six months of franchise activity.

Management fee revenue was unchanged at $50,000 in each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 29.9% to $6.7 million for the six months ended June 30, 2016 from $5.2 million for the six months ended June 30, 2015.

	Six Months Ended
	June 30, 2016		June 30, 2015
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$2,095,786	33.2%	$2,541,593	35.0%	-17.5%
Better Burgers Fast Casual	3,602,376	32.3%	1,636,108	34.3%	120.2%
Just Fresh Fast Casual	996,924	35.0%	974,736	35.2%	2.3%
	$6,695,086	32.9%	$5,152,437	34.8%	29.9%

Cost of restaurant sales improved to 32.9% from 34.8% of net restaurant sales. Cost of sales improved in all three operating segments with the Better Burger group improving from 34.3% to 32.3%, Hooters improving from 35.0% to 33.2% and Just Fresh improving from 35.2% to 35.0%. These improvements are attributable to several factors, including price reductions and other efficiencies as a result of our increased scale and purchasing power, menu price increases which have been implemented at most locations during the first half of 2016, and the favorable impact of reductions in beef and other commodity prices during the past year.

Restaurant operating expenses

Restaurant operating expenses increased 30.4% to $11.3 million for the six months ended June 30, 2016 from $8.6 million for the six months ended June 30, 2015 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Six Months Ended
	June 30, 2016		June 30, 2015
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$3,689,935	58.4%	$4,192,750	57.8%	-12.0%
Better Burgers Fast Casual	6,090,148	54.6%	2,990,401	62.8%	103.7%
Just Fresh Fast Casual	1,472,100	51.6%	1,444,876	52.1%	1.9%
	$11,252,183	55.3%	$8,628,027	58.3%	30.4%

As a percent of restaurant revenues, operating expenses improved to 55.3% for the six months ended June 30, 2016 from 58.3% for the six months ended June 30, 2015. Operating expenses as a percent of revenue improved in the Better Burger group from 62.8% to 54.6%, and in the Just Fresh business from 52.1% to 51.6%. Operating expenses in our Hooters group changed from 57.8% to 58.4%. The most significant driver of improved overall operating expenses was in our Better Burger group, where lower operating costs inherent in Little Big Burger’s more efficient operating model created improved operating leverage for the overall group. Operating expense comparisons also benefited from the closure of the American Burger Company’s Columbia South Carolina location in 2015 which carried higher fixed operating costs than our other stores. Just Fresh improved modestly due to increased focus on controlling costs, while Hooters increased for the six months as improvements realized in the second quarter of 2016 were offset by higher costs in the first quarter.

Restaurant pre-opening expenses

Restaurant pre-opening expenses decreased 97.8% to $7.6 thousand for the six months ended June 30, 2016 from $0.3 million for the six months ended June 30, 2015. During 2015, the Company incurred costs related to closure of the American Burger Company Colombia, South Carolina location and the opening of the Hooters Port Elizabeth location in South Africa. The Company has several new better burger locations planned for 2016, but did not incur significant preopening expenses related to those planned openings during the current period.

General and Administrative Expense (“G&A”)

G&A decreased 13.2% to $3.1 million for the six months ended June 30, 2016 from $3.5 million for the six months ended June 30, 2016. Significant components of G&A are summarized as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
Audit, legal and other professional services	$561,590	$851,659
Salary and benefits	1,313,422	984,646
Consulting and other fees	234,634	933,698
Travel and entertainment	146,050	147,231
Shareholder services and fees	17,541	38,275
Advertising, Insurance and other	776,477	557,365
Total G&A Expenses	$3,049,714	$3,512,874

As a percentage of total revenue, G&A decreased to 14.6% for the six months ended June 30, 2016 from 23.2% for the six months ended June 30, 2015.

For the current period, approximately 46% of G&A is attributable to Corporate overhead, including salaries, travel, audit, legal and other public company costs. Approximately 36%, 10%, and 8% of total G&A are attributable to regional management, marketing and other operating activities within the Better Burger group, Hooters, and Just Fresh, respectively.

The improvement in G&A is primarily due reduce audit, legal, professional and consulting fees. Fees paid to third party professionals were a significant portion of the Company’s expenses in 2015 due to the nature of the acquisition and financing transactions occurring last year. During the current period, the Company did not incur significant fees related to acquisitions or financing initiatives.

In addition, the company reduced its routine audit, legal and other professional fees from prior levels through increased focus on cost reduction and rationalization of back office operations, while also leveraging the Company’s overhead over a larger business which favorably impacted G&A as a percent of revenue. These reductions were partially offset by increased G&A and marketing expenses in our regional company store and franchising operations where the company’s acquisition significantly increased the operating scale and scope of our business.

Depreciation and amortization

Depreciation and amortization expense increased 85.4% to $1.1 million for the six months ended June 30, 2016 from $0.6 million for the six months ended June 30, 2015. The increase in depreciation and amortization is due to increased depreciable property and equipment and intangible assets associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Six Months Ended
Other Income (Expense)	June 30, 2016	June 30, 2015	% Change
Interest expense	$(1,251,405)	$(2,078,649)	-39.8%
Change in fair value of derivative liabilities	1,129,101	570,907	97.8%
Loss on extinguishment of debt	-	(170,089)	0.0%
Realized gains on securities	-	-	0.0%
Other income	(19,969)	103,146	-119.4%
Total Other Income (Expense)	$(142,273)	$(1,574,685)	-91.0%

Other expense, net decreased 91.0% to $0.2 million for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2015. The decrease in other expenses, net was primarily due to lower non-cash interest, amortization, derivative liability adjustments and other charges arising from our convertible and other debt obligations.

Interest expense decreased 39.8% to $1.3 million for the six months ended June 30, 2016 from $2.1 million for the six months ended June 30, 2015. The reduction in interest are primarily due to lower average outstanding debt balances due to debt conversions occurring in 2015, combined with lower amortization of debt discount.

The Company recognized changes in the fair value of derivative liabilities totaling $1.1 million for the six months ended June 30, 2016 as compared with $0.6 million for the six months ended June 30, 2015. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the price of the Company’s common stock.

Loss on extinguishment of debt was zero in the current period and $0.2 million for the six months ended June 30, 2015. During 2015, several of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions or loss on extinguishments in the current year.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of June 30, 2016, our cash balance was $1.0 million. At June 30, 2016, the Company had current assets of $4.4 million, current liabilities of $17.3 million, and a working capital deficit of $12.9 million. The Company has $9.6 million in notes and convertible debt obligations which could potentially be called for payment within the next twelve months. The Company incurred a loss from continuing operations of $1.5 million during the six months ended June 30, 2016. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	the pace of growth in our restaurant businesses and related investments in opening new stores;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins and reduce operating losses as we grow;

●	our ability to access the capital and debt markets, including our ability to refinance or extend the maturities of our current obligations;

●	popularity of and demand for our fast casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

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

During 2015, we completed two rights offering providing net proceeds of approximately $13.1 million, completed a private placement transaction providing net proceeds of approximately $1.9 million and issued $2.2 million in convertible notes to fund the acquisitions of BGR: The Burger Joint, BT’s Burger Joint, Little Big Burger and for other general corporate purposes.

During 2016, we entered into a letter of intent with a US investor to finance the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We are actively pursuing sites and anticipate opening our first store under that arrangement by the end of 2016.We also entered into a letter of intent with potential investors to finance the opening of additional Little Big Burger restaurants pursuant to the US governments EB-5 program.

We are also investigating several alternatives to refinance the Company’s current debt obligations and to provide additional working capital needed to operate and grow the business; however, there can be no assurances that the Company will be successful in completing any such debt financings. In the event that such capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In addition, we may not be able to payoff or otherwise extend the maturities of our current obligations, or continue to operate as a going concern, which could have an adverse impact on the Company and its shareholders.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described Part II, Item 1A of this Quarterly Report and in Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2015. “Risk Factors”.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2015 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on June 30, 2016, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015. Our management has determined that, as of June 30, 2016, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as June 30, 2016, our internal control over financial reporting was ineffective.

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

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal control over financial reporting was not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting — As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the six month period ending June 30, 2016 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

We are in default under notes payable in the amount of $5,856,073 due to the appointment of an administrator over the Australia Hooters entities in the third quarter of 2015.

We are in default under notes payable in the amount of $5,856,073 due to the appointment of an administrator over the Australia Hooters entities in the third quarter of 2015. These notes are deemed accelerated until such time as we are able to renegotiate the terms or obtain a waiver of the default. To date the note holders have given no indication that they intend to enforce acceleration of the various notes. However, our inability to renegotiate the terms of these notes or obtain a waiver and action by the note holders to collect on the accelerated notes could adversely affect our growth and our operating results.

Our current operations are contingent upon successfully obtaining additional financing in the near future, and failure to obtain financing will adversely affect our growth and operating results

If capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also not be able refinance or otherwise extend or repay our current obligations in excess of $9 million, or continue to operate as a going concern.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company is in technical default under notes payable in the amount of $5.7 million due to the appointment of an administrator over the Australia Hooters entities.

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

CHANTICLEER HOLDINGS, INC.

Date: August 11, 2016	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

