Form 10-Q
period 2016-09-30
Chanticleer Holdings, Inc.
filed 2016-11-10
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

Commission File Number: 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 8, 2016 was 21,957,147 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$990,756	$1,224,415
Accounts and other receivables	222,755	862,935
Inventories	517,594	569,545
Due from related parties	45,615	45,615
Prepaid expenses and other current assets	346,852	522,636
Assets of discontinued operations, current	-	593,430
TOTAL CURRENT ASSETS	2,123,572	3,818,576
Property and equipment, net	11,531,222	12,144,064
Goodwill	12,518,192	12,702,139
Intangible assets, net	6,571,691	6,776,936
Investments at fair value	11,480	31,322
Other investments	1,050,000	1,050,000
Deposits and other assets	314,759	292,870
Assets of discontinued operations	-	5,389,300
TOTAL ASSETS	$34,120,916	$42,205,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,669,498	$4,740,131
Current maturities of long-term debt and notes payable, net of debt discount of of $42,966 and $171,868, respectively	6,130,583	5,383,003
Current maturities of convertible notes payable, net of debt discount of $120,820 and $914,724, respectively	3,604,180	2,810,276
Current maturities of capital leases payable	22,115	39,303
Due to related parties	209,563	12,963
Deferred rent	95,297	683,793
Derivative liabilities	-	1,231,608
Liabilities of discontinued operations, current	161,168	1,279,955
TOTAL CURRENT LIABILITIES	14,892,404	16,181,033
Long-term debt, less current maturities, net of debt discount of $ - and $171,868, respectively	305,105	1,098,641
Capital leases payable, less current maturities	4,773	15,969
Deferred rent	2,037,980	1,740,012
Liabilities of discontinued operations	-	58,648
Deferred tax liabilities	1,450,089	1,353,771
TOTAL LIABILITIES	18,690,351	20,448,073

Stockholders' equity:
Preferred stock: no par value; authorized 5,000,000 shares; none issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 21,957,147 and 21,337,247 shares, respectively	2,196	2,134
Additional paid in capital	56,264,045	55,365,597
Accumulated other comprehensive loss	(1,247,788)	(987,695)
Non-controlling interest	696,181	389,810
Accumulated deficit	(40,284,069)	(33,012,712)
TOTAL STOCKHOLDERS' EQUITY	15,430,565	21,757,134
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,120,916	$42,205,207

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
Restaurant sales, net	$10,737,961	$9,039,239	$31,068,281	$23,827,503
Gaming income, net	118,136	94,008	315,647	260,430
Management fee income - non-affiliates	25,000	25,000	75,000	75,000
Franchise income	95,542	119,950	381,481	270,948
Total revenue	10,976,639	9,278,197	31,840,409	24,433,881
Expenses:
Restaurant cost of sales	3,553,684	3,039,197	10,248,770	8,191,634
Restaurant operating expenses	5,888,509	5,176,174	17,140,692	13,804,201
Restaurant pre-opening and closing expenses	110,432	141,306	117,987	480,645
General and administrative expenses	1,351,111	1,651,051	4,400,826	5,163,925
Depreciation and amortization	590,433	354,119	1,738,815	973,374
Total expenses	11,494,169	10,361,847	33,647,090	28,613,779
Operating loss from continuing operations	(517,530)	(1,083,650)	(1,806,681)	(4,179,898)
Other (expense) income
Interest expense	(453,151)	(657,906)	(1,704,556)	(2,736,555)
Change in fair value of derivative liabilities	102,507	262,232	1,231,608	833,139
Loss on extinguishment of debt	-	(145,834)	-	(315,923)
Other income (expense)	32,357	(52,955)	12,388	50,190
Total other (expense) income	(318,287)	(594,463)	(460,560)	(2,169,149)
Loss from continuing operations before income taxes	(835,817)	(1,678,113)	(2,267,241)	(6,349,047)
Income tax benefit (expense)	(52,474)	(12,954)	(137,867)	30,298
Loss from continuing operations	(888,291)	(1,691,067)	(2,405,108)	(6,318,749)
Discontinued operations
Loss from operation of discontinued operations, net of tax	(68,718)	(4,649,247)	(1,304,627)	(5,578,750)
Loss on write down of net assets	-	-	(3,876,161)	-
Consolidated net loss	(957,009)	(6,340,314)	(7,585,896)	(11,897,499)
Less: Net loss (income) attributable to non-controlling interest of continuing operations	39,248	1,274	53,612	(13,250)
Less: Net loss attributable to non-controlling interest of discontinued operations	13,744	1,822,328	260,925	2,179,821
Net loss attributable to Chanticleer Holdings, Inc.	$(904,017)	$(4,516,712)	$(7,271,359)	$(9,730,928)
	-
Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(849,043)	$(1,689,793)	$(2,351,497)	$(6,331,999)
Loss from discontinued operations	(54,974)	(2,826,919)	(4,919,862)	(3,398,929)
Net loss attributable to Chanticleer Holdings, Inc.	$(904,017)	$(4,516,712)	$(7,271,359)	$(9,730,928)
	-
Other comprehensive loss:
Unrealized loss on available-for-sale securities	$-	$-	$(24,501)	$-
Foreign currency translation	(126,452)	(572,954)	(235,592)	(891,772)
Total other comprehensive loss	(126,452)	(572,954)	(260,093)	(891,772)
Comprehensive loss	$(1,030,471)	$(5,089,666)	$(7,531,452)	$(10,622,700)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common stockholders, basic and diluted	$(0.04)	$(0.11)	$(0.11)	$(0.45)
Discontinued operations attributable to common stockholders, basic and diluted	$(0.00)	$(0.19)	$(0.23)	$(0.24)
Weighted average shares outstanding, basic and diluted	21,957,147	14,802,370	21,607,027	14,059,116

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(7,585,896)	$(11,897,499)
Net loss from discontinued operations	5,180,788	5,578,750
Net loss from continuing operations	(2,405,108)	(6,318,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,738,815	973,374
Loss on extinguishment of debt	-	315,923
Loss on disposal of property and equipment	-	514,522
Common stock and warrants issued for services	24,510	231,857
Common stock and warrants issued for interest	349,000	-
Amortization of debt discount	925,806	1,356,365
Amortization of warrants	-	22,375
Change in assets and liabilities:
Accounts and other receivables	(34,820)	91,107
Prepaid and other assets	153,895	48,390
Inventory	55,173	56,506
Accounts payable and accrued liabilities	501,078	106,198
Change in amounts payable to related parties	196,600	766
Derivative liabilities	(1,231,608)	(833,139)
Deferred income taxes	96,318	(31,834)
Deferred rent	(290,530)	(332,604)
Net cash provided by (used in) operating activities from continuing operations	79,129	(3,798,939)
Net cash used in operating activities from discontinued operations	(75,000)	(1,035,980)
Net cash provided by (used in) operating activities	4,129	(4,834,919)

Cash flows from investing activities:
Purchase of property and equipment	(708,214)	(1,329,389)
Cash paid for acquisitions, net of cash acquired	(72,215)	(9,082,918)
Proceeds from sale of investments	8,902	-
Net cash used in investing activities from continuing operations	(771,527)	(10,412,307)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	14,920,937
Loan proceeds	125,000	2,806,837
Loan repayments	(340,582)	(824,981)
Capital lease payments	(32,897)	(39,822)
Contribution of non-controlling interest	796,911	-
Net cash provided by financing activities from continuing operations	548,432	16,862,971
Effect of exchange rate changes on cash	(14,693)	(4,944)
Net increase (decrease) in cash	(233,659)	1,610,802
Cash, beginning of period	1,224,415	180,534
Cash, end of period	$990,756	$1,791,336

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$279,696	$810,028
Income taxes	-	54,183

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$-	$50,087
Issuance of stock in connection with business combinations	-	4,062,317
Debt discount for fair value of warrants and conversion feature issued in connection with debt	-	1,176,108
Convertible debt settled through issuance of common stock	-	2,175,000
Long-term debt settled through issuance of common stock	-	100,000

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

The Company operates on a calendar year-end. The accounts of Hooters Nottingham (“WEW”), are consolidated based on a 13 and 26 week periods ending on the Sunday closest to each September 30. No events occurred related to the difference between the Company’s reporting calendar period-end and the subsidiary’s period end that materially affected the company’s financial position, results of operations, or cash flows.

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business			Just Fresh
American Roadside Burgers, Inc.	DE, USA	100%	JF Franchising Systems, LLC	NC, USA	56%
ARB Stores			JF Restaurants, LLC	NC, USA	56%
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%	West Coast Hooters
American Roadside McBee, LLC	NC, USA	100%	Jantzen Beach Wings, LLC	OR, USA	100%
American Roadside Southpark LLC	NC, USA	100%	Oregon Owl’s Nest, LLC	OR, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%	Tacoma Wings, LLC	WA, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%	South African Entities
BGR Acquisition 1, LLC			Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Franchising, LLC	VA, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Operations, LLC	VA, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Arlington, LLC	VA, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Cascades, LLC	VA, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	90%
BGR Dupont, LLC	DC, USA	100%	Hooters SA (Pty) Ltd	South Africa	90%
BGR Old Keene Mill, LLC	VA, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	82%
BGR Old Town, LLC	VA, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Potomac, LLC	MD, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%	European Entities
BGR Tysons, LLC	VA, USA	100%	Chanticleer Holdings Limited	Jersey	100%
BGR Washingtonian, LLC	MD, USA	100%	West End Wings LTD	United Kingdom	100%
Capitol Burger, LLC	MD, USA	100%	Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%	Inactive Entities
BGR Chevy Chase, LLC	MD, USA	100%	Hoot Surfers Paradise Pty. Ltd.	Australia	60%
BT Burger Acquisition, LLC	NC, USA	100%	Hooters Brazil	Brazil	100%
BT's Burgerjoint Biltmore, LLC	NC, USA	100%	DineOut SA Ltd.	England	89%
BT's Burgerjoint Promenade, LLC	NC, USA	100%	Avenel Financial Services, LLC	NV, USA	100%
BT's Burgerjoint Rivergate LLC	NC, USA	100%	Avenel Ventures, LLC	NV, USA	100%
BT's Burgerjoint Sun Valley, LLC	NC, USA	100%	Chanticleer Advisors, LLC	NV, USA	100%
LBB Acquisition, LLC	NC, USA	100%	Chanticleer Investment Partners, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%	Dallas Spoon Beverage, LLC	TX, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%	Dallas Spoon, LLC	TX, USA	100%
LBB Green Lake LLC	OR, USA	50%	American Roadside Cross Hill, LLC	NC, USA	100%
LBB Hassalo LLC	OR, USA	80%	UK Bond Company	United Kingdom	100%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, our cash balance was $1.0 million. At September 30, 2016, the Company had current assets of $2.1 million, current liabilities of $14.9 million, and a working capital deficit of $12.8 million. The Company has $9.7 million in notes and convertible debt obligations which could potentially be called for payment within the next twelve months. The Company incurred a loss from continuing operations of $2.4 million during the nine months ended September 30, 2016. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

During 2016, we entered into a letter of intent with a US investor to finance the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We also entered into a letter of intent with potential investors to finance the opening of additional Little Big Burger restaurants pursuant to the US governments EB-5 program. During the third quarter of 2016, we closed transactions totaling $750,000 with investors for the opening of Little Big Burger stores in Seattle and Portland.

We are currently seeking financing through a proposed public rights offering consisting of non-transferable subscription rights to purchase units, each unit consisting of one share of redeemable preferred stock and one warrant to purchase 10 shares of common stock. A registration statement relating to these securities has been filed with the Securities Exchange Commission but has not yet become effective.

If successful, the rights offering proceeds will be used to retire certain of the Company’s current debt obligations, provide funds for store-related growth and for general working capital. If the rights offering proceeds and is fully subscribed, the Company would receive gross proceeds of approximately $13.5 million.

There can be no assurances that the Company will be successful in completing the rights offering or any other such equity or debt financing. In the event that such capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In addition, we may not be able to payoff or otherwise extend the maturities of our current obligations, or continue to operate as a going concern, which would have an adverse impact on the Company and its shareholders.

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

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of September 30, 2016 and September 30, 2015 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	September 30, 2016	September 30, 2015
Warrants -Weighted avg exercise price $4.93	9,506,304	9,556,304
Convertible notes - Weighted avg conversion price $1.05	3,836,342	1,795,961
Accrued interest on convertible notes	287,770	60,622
Total	13,630,416	11,412,887

Recent Accounting Pronouncements

In 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with the presentation of debt discounts, however debt issuance costs related to revolving credit agreements may be presented in the balance sheet as an asset. This guidance was adopted in the first quarter of 2016 and had no effect on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-07 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities be classified as non-current in a consolidated balance sheet. This guidance is effective for us in the first quarter of 2017 and is not expected to materially impact our financial position or net earnings.

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

3. ACQUISITIONS

2016 Acquisition

The Company completed one acquisition during the nine months ended September 30, 2016, which was the acquisition of a restaurant location in the Harris YMCA in Charlotte, N.C. to expand our Just Fresh business. The Company allocated the purchase price as of the date of acquisition based on the estimated fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price totaling $72,215 in cash, of which $1,611 was allocated to acquired inventory and $70,604 to goodwill. The equipment and other assets used in the operation of the business are property of the YMCA and no other tangible or identifiable intangible assets other than inventory were acquired, with the balance being allocated to goodwill.

No proforma information was included as the proforma impact of the acquisition is not material.

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

	2015 Acquisitions
	BGR: The Burger Joint	BT’s Burger Joint	Little Big Burger	Total
Consideration paid:
Common stock	$1,000,000	$1,000,848	$2,061,469	$4,062,317
Cash	4,276,429	1,400,000	3,600,000	9,276,429
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

Cash acquired	11,000	8,000	234,638	253,638
Property and equipment	2,164,023	1,511,270	1,711,990	5,387,283
Goodwill	663,037	1,040,542	2,938,279	4,641,858
Trademark/trade name/franchise fee	2,750,000	-	1,550,000	4,300,000
Inventory, deposits and other assets	296,104	103,451	73,780	473,334
Accounts held in escrow to satisfy acquired liabilities	-	-	675,000	675,000
Total assets acquired, less cash	5,884,164	2,663,263	7,183,686	15,731,113
Liabilities assumed	(607,735)	(262,415)	(949,857)	(1,820,007)
Deferred tax liabilities	-	-	(572,360)	(572,360)
Total consideration paid	$5,276,429	$2,400,848	$5,661,470	$13,338,746

4. DISCONTINUED OPERATIONS

In June 2016, the Company approved a plan to exit the Australia and Eastern Europe markets, authorizing management to sell or close its five Hooters stores in Australia and its one store in Budapest.

The Company completed the sale of the Hooters Australia and Budapest stores during the third quarter of 2016, transferring substantially all of the assets and liabilities of those operations to the local operating groups. In both cases, the Company did not receive any proceeds from the transfer, although in the case of Hooters Australia, the Company did retain a five-year option to repurchase a 20% interest in the stores for $1.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations are as follows:

	September 30, 2016	December 31, 2015
Cash	$-	$303,471
Accounts receivable	-	19,328
Inventory	-	157,079
Property, plant and equipment	-	4,497,170
Goodwill and intangible assets	-	505,138
Other assets	-	500,544
Valuation allowance	-	-
Total	-	5,982,730

Accounts payable and accrued liabilites	161,168	889,176
Due to affiliates	-	390,779
Deferred rent	-	58,648
Total	161,168	1,338,603

Net Assets of discontinued operations	$(161,168)	$4,644,127

The major line items constituting pre-tax loss of discontinued operations are as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015

Revenue	$3,427,928	$5,301,607
Restaurant cost of sales	1,196,734	1,745,566
Restaurant operating expenses	2,780,441	3,647,470
Restaurant pre-opening and closing expenses	-	258,850
General and administrative expenses	296,343	492,620
Depreciation and amortization	436,144	231,881
Other	22,893	14,927
Loss of discontinued operations	(1,304,627)	(1,089,707)
Loss on write-down of net assets	(3,876,161)	(4,489,043)
Total pretax loss of discontinued operations	(5,180,788)	(5,578,750)

Income tax	-	-
Loss on discontinued operations	$(5,180,788)	$(5,578,750)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Leasehold improvements	$10,336,084	$10,094,130
Restaurant furniture and equipment	6,664,151	6,243,196
Construction in progress	207,552	-
Office and computer equipment	8,025	5,470
Land and buildings	814,367	708,020
Office furniture and fixtures	108,030	104,406
	18,138,209	17,155,222
Accumulated depreciation and amortization	(6,606,987)	(5,011,158)
	$11,531,222	$12,144,064

Restaurant furnishings and equipment includes assets under capital leases from our South African restaurants totaling $180,525 and $196,100 at cost and $20,413 and $53,497 net book value as of September 30, 2016 and December 31, 2015, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	September 30, 2016	December 31, 2015
American Burger Company	$2,806,990	$2,806,990
BGR: The Burger Joint	663,037	663,037
Little Big Burger	2,938,279	2,938,279
BT's Burger Joint	1,040,542	978,350
Just Fresh	495,755	425,151
Hooters South Africa	229,535	206,503
West End Wings UK	2,393,226	2,733,001
Hooters Pacific NW	1,950,828	1,950,828
Total	$12,518,192	$12,702,139

The changes in the carrying amount of goodwill are summarized as follows:

	Nine Months Ended
	September 30, 2016	September 30 2015
Beginning Balance	$12,702,139	$15,617,308
Acquisitions	70,604	426,038
Adjustments	62,192	-
Foreign currency translation (loss) gain	(316,742)	(567,607)
Ending Balance	$12,518,192	$15,475,739

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated Useful Life	September 30, 2016	December 31, 2015
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Franchise fees:
South Africa	20 years	318,713	286,732
Hooters Pacific NW	20 years	88,826	90,000
BGR: The Burger Joint	Indefinite	1,320,000	1,320,000
		1,727,539	1,696,732
Total Intangibles at cost		7,504,469	7,473,662
Accumulated amortization		(932,778)	(696,726)
Intangible assets, net		$6,571,691	$6,776,936

	Nine Months Ended
	September 30, 2016	September 30, 2015
Amortization expense	$236,052	$229,370

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	September 30, 2016	December 31, 2015

Note Payable, due January 2017, net of discount of $42,966 and $171,868, respectively	$4,957,034	$4,828,132

Note Payable, due January 2017	771,309	942,918

Note Payable, due October 2018	92,252	132,596

Mortgage Note, South Africa, due July 2024	218,436	208,131

Bank overdraft facilities, South Africa, annual renewal	165,095	180,377

Equipment financing arrangements, South Africa	156,558	189,490

2016 Credit facility, due January 2017	75,004	-

Total long-term debt	$6,435,688	$6,481,644
Current portion of long-term debt	6,130,583	5,383,003
Long-term debt, less current portion	$305,105	$1,098,641

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

For the nine months ended September 30, 2016 and 2015 amortization of debt discount was $128,902 and $128,898, respectively.

See Note 16 “Subsequent Events.”

8. cONVERTIBLE NOTEs PAYABLE

Convertible notes payable are summarized as follows.

	September 30, 2016	December 31, 2015

6% Convertible notes payable issued in August 2013	$3,000,000	$3,000,000
Discounts on above convertible note	-	(583,341)
Discounts on above convertible note	-	-
8% Convertible notes payable issued in Nov/Dec 2014	100,000	100,000
Discounts on above convertible note	-	-
8% Convertible notes payable issued in January 2015	150,000	150,000
Discounts on above convertible note	(58,503)	(93,231)
8% Convertible notes payable issued in January 2015	475,000	475,000
Discounts on above convertible note	(62,317)	(238,152)
Total Convertible notes payable	3,604,180	2,810,276
Current portion of convertible notes payable	(3,604,180)	(2,810,276)
Convertible notes payable, less current portion	$-	$-

The convertible notes were classified as current liabilities on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 due to certain technical defaults pursuant to the convertible note agreements.

For the Nine Months ended September 30, 2016 and 2015 amortization of debt discount was $793,904 and $1,356,365 respectively.

See Note 16 “Subsequent Events.”

9. CAPITAL LEASES PAYABLE

Capital leases payable are summarized as follows.:

	September 30, 2016	December 31, 2015

Capital lease payable, bearing interest at 11.5%, through August 2017	$3,335	$5,231

Capital lease payable, bearing interest at 11.5%, through December 2017	19,459	26,869

Capital lease payable, bearing interest at 11.5%, through July 2016	-	7,786

Capital lease payable, bearing interest at 11.5%, through November 2016	4,094	15,386

Total capital leases payable	26,888	55,272
Current maturities	22,115	39,303
Capital leases payable, less current maturities	$4,773	$15,969

10. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	September 30, 2016	December 31, 2015

Accounts payable and accrued expenses	$3,321,895	$3,547,174
Accrued taxes (VAT, GST, Sales Payroll)	778,413	784,842
Accrued income taxes	46,827	27,709
Accrued interest	522,363	380,406
	$4,669,498	$4,740,131

11. Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both September 30, 2016 and December 31, 2015. The Company had 21,957,147 and 21,337,247 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both September 30, 2016 and December 31, 2015. No preferred shares have been issued or are outstanding to date.

See Note 16 “Subsequent Events.”

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

As of September 30, 2016, the Company had issued 175,340 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of September 30, 2016 and December 31, 2015.

The Company also has issued warrants to investors in connection with financing transactions in prior periods. A summary of the warrants outstanding and related activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2016	9,506,304	$4.93	1.9
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2016	9,506,304	$4.93	1.9

Exercisable September 30, 2016	9,506,304	$4.93	1.9

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants

>$4.00	7,439,631	1.8	7,439,631
$3.00-$3.99	799,901	1.8	799,901
$2.00-$2.99	954,272	2.8	954,272
$1.00-$1.99	312,500	3.2	312,500
	9,506,304		9,506,304

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

12. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing, short-term advances from related parties as follows:

	September 30, 2016	December 31, 2015

Hoot SA I, LLC	$12,963	$12,963
Chanticleer Investors, LLC	196,600	-
	$209,563	$12,963

Due from related parties

The Company has made advances to related parties. The amounts owed to the Company are as follows:

	September 30, 2016	December 31, 2015

Hoot SA II, III, IV LLC	$45,615	$45,615
	$45,615	$45,615

13. SEGMENT INFORMATION

The Company is in the business of operating restaurants and its operations are organized by geographic region and by brand within each region. Further each restaurant location produces monthly financial statements at the individual store level. The Company’s chief operating decision maker reviews revenues and profitability at the at the group level comprised of: Full Service Hooters, Better Burger Fast Casual, Just Fresh Fast Casual, and Corporate.

The following are revenues and operating income (loss) from continuing operations by segment as of and for the periods ended:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
Hooters Full Service	$3,682,340	$3,648,509	$10,194,512	$11,067,894
Better Burgers Fast Casual	5,741,783	4,184,831	17,191,749	9,099,709
Just Fresh Fast Casual	1,527,516	1,419,857	4,379,148	4,191,278
Corporate and Other	25,000	25,000	75,000	75,000
	$10,976,639	$9,278,197	$31,840,409	$24,433,881

Operating Income (Loss):
Hooters Full Service	$37,728	$14,213	$81,473	$(75,793)
Better Burgers Fast Casual	(151,958)	(252,456)	(212,472)	(1,085,720)
Just Fresh Fast Casual	49,942	(2,370)	22,487	34,924
Corporate and Other	(453,243)	(843,037)	(1,698,170)	(3,053,309)
	$(517,531)	$(1,083,650)	$(1,806,682)	$(4,179,898)

Depreciation and Amortization
Hooters Full Service	$143,691	$121,180	$405,617	$396,776
Better Burgers Fast Casual	362,674	203,865	1,092,898	419,603
Just Fresh Fast Casual	83,117	27,915	237,487	153,577
Corporate and Other	951	1,159	2,813	3,418
	$590,433	$354,119	$1,738,815	$973,374

The following are revenues and operating income (loss) from continuing operations for the periods ended September 30, 2016 and 2015 and long-lived assets by geographic area as of September 30, 2016 and December 31, 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
United States	$8,570,452	$6,872,530	$25,475,352	$17,200,287
South Africa	1,495,757	1,380,665	4,017,330	4,626,094
Europe	910,430	1,025,002	2,347,727	2,607,500
	$10,976,639	$9,278,197	$31,840,409	$24,433,881

Operating Income (Loss):
United States	$(550,833)	$(1,105,160)	$(1,822,815)	$(4,267,634)
South Africa	(35,331)	(18,917)	(152,960)	(43,178)
Europe	68,633	40,427	169,093	130,914
	$(517,531)	$(1,083,650)	$(1,806,682)	$(4,179,898)

Non-current Assets:	September 30, 2016	December 31, 2015
United States	$26,999,535	$33,106,913
South Africa	2,547,318	2,428,290
Europe	2,450,491	2,851,428

	$31,997,344	$38,386,631

14. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw has appealed this decision. There has been no activity on this matter since 2014 and no amounts have been reflected in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. v. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. The Company has full insurance coverage and has asserted numerous defenses in answer to the complaint, intends to defend itself fully and vigorously and no liability has been reflected in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015.

Prior to the Company’s acquisition of Little Big Burger, a class action lawsuit was filed in Oregon by certain current and former employees of Little Big Burger asserting that the former owners of Little Big Burger failed to compensate employees for overtime hours and also that an employee had been wrongfully terminated. The plaintiffs and defendants agreed to enter into a settlement agreement pursuant to which the former owners of Little Big Burger will pay a gross settlement of up to $675,000, inclusive of plaintiffs’ attorney’s fees of $225,000. This settlement was approved by the court and all settlement payments were distributed by the sellers and this matter closed prior to September 30, 2016.

In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying consolidated balance sheets as of December 31, 2015. As of September 30, 2016, the Company did not reflect either a liability or an asset as the lawsuit was fully resolved and all amounts paid by the sellers prior to September 30, 2016.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business.

15. DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
		Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Available-for-sale securities	$11,480	$11,480	$-	$-
Liabilities:
Embedded conversion feature	-	-	-	-
Warrants	-			-
December 31, 2015
Assets:
Available-for-sale securities	$31,322	$31,322	$-	$-
Liabilities:
Embedded conversion feature	1,094,300	-	-	1,094,300
Warrants	137,308			137,308

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

16. SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from October 1, 2016 through the date these condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

On October 28, 2016, the Company announced that it filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for a rights offering to its existing shareholders and public warrant holders. The proposed rights offering will consist of non-transferable subscription rights to purchase up to an aggregate of 1,000,000 units, each unit consisting of one share of redeemable Series 1 Preferred Stock and one Series 1 Warrant to purchase 10 shares of common stock, at an exercise price of $13.50 per unit. Holders of the Series 1 Preferred will be entitled to receive cumulative dividends at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly. Each Series 1 Warrant may be exercised at any time within 7-years of issuance by surrendering one share of Series 1 Preferred. Assuming the rights offering is fully subscribed, the Company would receive gross proceeds of approximately $13.5 million. If successful, the rights offering proceeds would be used to retire certain of the Company’s current debt obligations, provide funds for store-related growth and for general working capital. The record date of the rights offering has not yet been determined. There is no guarantee that the rights offering will be consummated, or if it is consummated that it will raise sufficient capital to enable the Company to continue to execute its business strategy as currently contemplated. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. There will not be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

We own and operate nine Hooters full service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the ‘nearly world famous’ Hooters Girls. In addition, the Company formerly operated six Hooters restaurants in Australia and Hungary. The Company determined it was in its best interest to exit those regions and completed the transfer of ownership of those stores to the local operating managers during the third quarter of 2016. Accordingly, those regions are treated as discontinued operations in the accompanying financial statements and management’s discussion and analysis.

As of September 30, 2016, our system-wide store count totaled 56 locations, consisting of 44 company-owned locations and 12 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Our results of operations are summarized below:

	Three Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Revenue*	Amount	% of Revenue*	% Change
Restaurant sales, net	$10,737,961		$9,039,239		18.8%
Gaming income, net	118,136		94,008		25.7%
Management fees	25,000		25,000		0.0%
Franchise income	95,542		119,950		-20.3%
Total revenue	10,976,639		9,278,197		18.3%

Expenses:
Restaurant cost of sales	3,553,684	33.1%	3,039,197	33.6%	16.9%
Restaurant operating expenses	5,888,509	54.8%	5,176,174	57.3%	13.8%
Restaurant pre-opening and closing expenses	110,432	1.0%	141,306	1.6%	-21.8%
General and administrative	1,351,111	12.3%	1,651,051	17.8%	-18.2%
Depreciation and amortization	590,433	5.4%	354,119	3.8%	66.7%
Total expenses	11,494,169	104.7%	10,361,847	111.7%	10.9%
Loss from continuing operations	$(517,530)		$(1,083,650)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations increased 18.3% to $11.0 million for the three months ended September 30, 2016 from $9.3 million for the three months ended September 30, 2015.

The increase resulted primarily from growth in our Better Burger Fast Casual group with the acquisition of BT’s Burger Joint and Little Big Burger in the second half of 2015, combined with sales increases at our American Burger Company restaurants which were open during both periods and the opening of BGR’s new Springfield mall location in Maryland. Revenues also increased in our Just Fresh stores due to a combination of the addition of one new location and menu price increases in early 2016. Those increases were partially offset by foreign currency rate fluctuations at our Hooters locations.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Three Months Ended September 30, 2016						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Management Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$3,564,204	$118,136	$-	$-	$3,682,340	33.5%	9	-	9
Better Burgers Fast Casual	5,646,241	-	95,542	-	5,741,783	52.3%	27	12	39
Just Fresh Fast Casual	1,527,516	-	-	-	1,527,516	13.9%	8	-	8
Corporate and Other	-	-	-	25,000	25,000	0.3%	-	-	-
Total Revenue	$10,737,961	$118,136	$95,542	$25,000	$10,976,639	100.0%	44	12	56

	Three Months Ended September 30, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$3,554,501	$94,008	$-	$-	$3,648,509	39.3%	8	-	8
Better Burgers Fast Casual	4,064,881	-	119,950	-	4,184,831	45.1%	15	11	26
Just Fresh Fast Casual	1,419,857	-	-	-	1,419,857	15.3%	7	-	7
Corporate and Other	-	-	-	25,000	25,000	0.3%	-	-	-
Total Revenue	$9,039,239	$94,008	$119,950	$25,000	$9,278,197	100.0%	30	11	41

Restaurant revenues from continuing operations increased 18.8% to $10.7 million for the three months ended September 30, 2016 from $9.0 million for the three months ended September 30, 2015. Revenue increased as the number of company owned stores increased from 30 to 44 and same store sales increased in our US stores; those increases were partially offset by the unfavorable impact of foreign currency translation on our United Kingdom Hooters store.

●	Restaurant revenue from the Company’s Better Burger Group increased 38.9% to $5.6 million for the three months ended September 30, 2016 from $4.0 million for the three months ended September 30, 2015. The growth in our Better Burger Group was due to increased store count as company-owned restaurants grew from 15 locations at the end of the prior period to 27 locations at the end of the current period. The majority of the growth in revenues and store count resulted from the acquisition of Little Big Burger on September 30, 2015. In addition, revenues from Better Burgers stores open in both periods increased 0.4%, the Company opened one new BGR location at Springfield Mall in Maryland and closed one American Burger location in Colombia, South Carolina.

●	Restaurant revenue from the Company’s Just Fresh Group increased 7.6% to $1.5 million for the three months ended September 30, 2016 from $1.4 million for the three months ended September 30, 2015. Revenue growth resulted from primarily the addition of one new location in early 2016, as well as an increase in store level revenues of 3.2%.

●	Restaurant revenue from the Company’s Hooter’s restaurants increased 0.3% to $3.6 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015. Revenue declined 11.2% in United Kingdom on a US dollar basis (3.0% on a local currency basis), and were negatively impacted by the foreign currency movements and local economic trends following the recent “Brexit” vote in that region. Revenue at our South Africa locations decreased overall as revenue from the Port Elizabeth location which was in its grand opening honeymoon period during the third quarter of the prior year, decreased. Excluding Port Elizabeth, same store sales at our South Africa locations increased 1.5% on a local currency basis and 19.7% on a US dollar basis.

Gaming revenue increased 25.7% due to increased play as a result of recent upgrades to the VLT terminals, which occurred in late 2015 and early 2016.

Franchise revenue decreased 20.3% to $96 thousand for the three months ended September 30, 2016 from $120 thousand for the three months ended September 30, 2015. The decline in franchise revenue is primarily due to limited new franchising activity in the current period while the BGR groups is undertaking a comprehensive rebranding process to improve their store design and offerings.

Management fee revenue was unchanged at $25,000 in each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 16.9% to $3.6 million for the three months ended September 30, 2016 from $3.0 million for the three months ended September 30, 2015.

	Three Months Ended
	September 30, 2016		September 30, 2015
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$1,207,122	33.9%	$1,200,871	33.8%	0.5%
Better Burgers Fast Casual	1,816,290	32.2%	1,338,166	32.9%	35.7%
Just Fresh Fast Casual	530,272	34.7%	500,160	35.2%	6.0%
	$3,553,684	33.1%	$3,039,197	33.6%	16.9%

Cost of restaurant sales improved to 33.1% of net restaurant revenues for the three months ended September 30, 2016 from 33.6% for the three months ended September 30, 2015. Cost of sales improved in the Better Burger group from 32.9% to 32.2% and Just Fresh improved from 35.2% to 34.7%, and Hooters was essentially flat at 33.9% from 33.8%.

The improvements in the Better Burger and Just Fresh groups are attributable to several factors, including purchase price reductions and other efficiencies as a result of our increased scale and purchasing power, menu price increases which have been implemented at most locations during the first half of 2016, and the favorable impact of reductions in beef and other commodity prices during the past year. At Hooters, improvements in the US and South Africa where we have focused on supply chain improvements were offset by higher cost of sales in the United Kingdom, partially attributable to higher import prices.

Restaurant operating expenses

Restaurant operating expenses increased 13.8% to $5.9 million for the three months ended September 30, 2016 from $5.2 million for the three months ended September 30, 2015 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations is included in the following table:

	Three Months Ended
	September 30, 2016		September 30, 2015
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$2,093,605	58.7%	$1,999,275	56.2%	4.7%
Better Burgers Fast Casual	3,028,408	53.6%	2,374,730	58.4%	27.5%
Just Fresh Fast Casual	766,496	50.2%	802,169	56.5%	-4.4%
	$5,888,509	54.8%	$5,176,174	57.3%	13.8%

As a percent of restaurant revenues, operating expenses improved to 54.8% for the three months ended September 30, 2016 from 57.3% for the three months ended September 30, 2015. Operating expenses as a percent of revenue improved with the Better Burger group improving from 58.4% to 53.6% and Just Fresh improving from 56.5% to 50.2%. The most significant driver of improved overall operating expenses was in our Better Burger group, where lower operating costs inherent in Little Big Burger’s more efficient operating model created improved operating leverage for the overall group.

Operating expense comparisons also benefited from the closure of the American Burger Company’s Columbia, South Carolina location in 2015 which carried higher fixed operating costs than our other stores. Just Fresh also improved due to increased focus on cost controls throughout the system. Hooters operating expenses increased from 56.2% to 58.7% due primarily to revenue and operating expense fluctuations in South Africa and, to a smaller degree, in the United States. In South Africa, operating expenses were reduced from prior year at the store level due to cost cutting measures implemented due to the current economic climate, but increased as a percentage of revenue due to lower revenue levels.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $110 thousand for the three months ended September 30, 2016 from $141 thousand for the three months ended September 30, 2015. During 2015, the Company incurred costs related to the opening of the Hooters Port Elizabeth location in South Africa. During 2016, the Company incurred costs related to three Little big Burger stores that are currently under construction and expected to open in late 2016 and early 2017.

General and Administrative Expense (“G&A”)

G&A decreased 18.2% to $1.4 million for the three months ended September 30, 2016 from $1.7 million for the three months ended September 30, 2015. Significant components of G&A are summarized as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015
Audit, legal and other professional services	$131,081	$347,707
Salary and benefits	848,901	702,007
Consulting and other fees	57,034	255,969
Travel and entertainment	100,998	122,902
Shareholder services and fees	46,114	27,361
Advertising, Insurance and other	166,983	195,105
Total G&A Expenses	$1,351,111	$1,651,051

As a percentage of total revenue, G&A decreased to 12.3% for the three months ended September 30, 2016 from 17.8% for the three months ended September 30, 2015.

For the current period, approximately 46% of G&A is attributable to Corporate overhead, including salaries, travel, audit, legal and other public company costs. Approximately 36%, 9%, and 9% of total G&A attributable to regional management, franchising, marketing, advertising, and other administrative activities within the Better Burger group, Hooters, and Just Fresh, respectively.

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

Depreciation and amortization

Depreciation and amortization expense increased 66.7% to $0.6 million for the three months ended September 30, 2016 from $0.4 million for the three months ended September 30, 2015. The increase in depreciation and amortization is due to increased depreciable property and equipment and intangible assets associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	September 30, 2016	September 30, 2015	% Change
Interest expense	$(453,151)	$(657,906)	-31.1%
Change in fair value of derivative liabilities	102,507	262,232	-60.9%
Loss on extinguishment of debt	-	(145,834)	-100.0%
Total other (expense) income	32,357	(52,955)	-161.1%
Total Other Income (Expense)	$(318,287)	$(594,463)	-46.5%

Other expense, net decreased 46.5% to $0.3 million for the three months ended September 30, 2016 from $0.6 million for the three months ended September 30, 2015. The decrease in other expenses, net was primarily due to lower non-cash interest, amortization, derivative liability adjustments and other charges arising from our convertible and other debt obligations.

Interest expense decreased 31.1% to $0.5 million for the three months ended September 30, 2016 from $0.7 million for the three months ended September 30, 2015. The reduction in interest are primarily due to lower average outstanding debt balances due to debt conversions occurring in 2015, combined with lower amortization of debt discount.

The Company recognized changes in the fair value of derivative liabilities totaling $0.1 million for the three months ended September 30, 2016 as compared with $0.3 million for the three months ended September 30, 2015. This is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based primarily on the change in the fair value of the price of the Company’s common stock.

Loss on extinguishment of debt was zero in the current period and $0.2 million for the three months ended September 30, 2015. During 2015, several of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions or loss on extinguishments in the current year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Our results of operations are summarized below:

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$31,068,281		$23,827,503		30.4%
Gaming income, net	315,647		260,430		21.2%
Management fees - non-affiliate	75,000		75,000		0.0%
Franchise income	381,481		270,948		40.8%
Total revenue	31,840,409		24,433,881		30.3%

Expenses:
Restaurant cost of sales	10,248,770	33.0%	8,191,634	34.4%	25.1%
Restaurant operating expenses	17,140,692	55.2%	13,804,201	57.9%	24.2%
Restaurant pre-opening and closing expenses	117,987	0.4%	480,645	2.0%	-75.5%
General and administrative	4,400,826	13.8%	5,163,925	21.1%	-14.8%
Depreciation and amortization	1,738,815	5.5%	973,374	4.0%	78.6%
Total expenses	33,647,090	105.7%	28,613,779	117.1%	17.6%
Loss from continuing operations	$(1,806,681)		$(4,179,898)		-56.8%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations increased 30.3% to $31.8 million for the nine months ended September 30, 2016 from $24.4 million for the nine months ended September 30, 2015.

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

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Nine Months Ended September 30, 2016						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$9,878,865	$315,647	$-	$-	$10,194,512	32.0%	9	-	9
Better Burgers Fast Casual	16,810,268	-	381,481	-	17,191,749	54.0%	27	12	39
Just Fresh Fast Casual	4,379,148	-	-	-	4,379,148	13.8%	8	-	8
Corporate and Other	-	-	-	75,000	75,000	0.2%	-	-	-
Total Revenue	$31,068,281	$315,647	$381,481	$75,000	$31,840,409	100.0%	44	12	56

	Nine Months Ended September 30, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Hooters Full Service	$10,807,464	$260,430	$-	$-	$11,067,894	45.3%	8		8
Better Burgers Fast Casual	8,828,761	-	270,948	-	9,099,709	37.2%	15	11	26
Just Fresh Fast Casual	4,191,278	-	-	-	4,191,278	17.2%	7		7
Corporate and Other	-	-	-	75,000	75,000	0.3%	-	-	-
Total Revenue	$23,827,503	$260,430	$270,948	$75,000	$24,433,881	100.0%	30	11	41

Restaurant revenues increased 30.4% to $31.1 million for the nine months ended September 30, 2016 from $23.8 million for the nine months ended September 30, 2015. Revenue increased as the number of company owned stores increased from 30 to 44; those increases were partially offset by the unfavorable impact of foreign currency translation on our South Africa and United Kingdom stores.

●	Restaurant revenue from the Company’s Better Burger Group increased 90.4% to $16.8 million for the nine months ended September 30, 2016 from $8.8 million for the nine months ended September 30, 2015. The growth in our Better Burger Group was primarily due to the acquisitions of Little Big Burger, BGR The Burger Joint and BT’s Burger Joint. In addition, same store revenues from American Burger locations open in both periods increased 4.5% and the Company opened one new BGR location at Springfield Mall in Maryland and closed one American Burger location in Colombia, South Carolina.

●	Restaurant revenue from the Company’s Just Fresh Group increased 4.5% to $4.4 million for the nine months ended September 30, 2016 from $4.2 million for the nine months ended September 30, 2015. Revenue growth resulted from primarily the addition of one new location in early 2016, as well as an increase in store level revenues of 0.7%

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 8.6% to $9.9 million for the nine months ended September 30, 2016 from $10.8 million for the nine months ended September 30, 2015. Revenue declined 10.2 % in United Kingdom on a US dollar basis (1.7% on a local currency basis), and were negatively impacted by the foreign currency movements and local economic trends following the recent “Brexit” vote in that region. Revenue at our South Africa locations increased overall as revenue from the Port Elizabeth location which opened during the third quarter of the prior year contributed for a full nine months in 2016. Excluding Port Elizabeth, same store sales at our South Africa locations decreased 6.5% on a local currency basis and 17.3% on a US dollar basis due to the impact of soft local economic conditions on consumer spending and weakening exchange rates.

Gaming revenue increased 21.2% due to increased play as a result of recent upgrades to the VLT terminals, which occurred in late 2015 and early 2016.

Franchise revenue increased 40.8% to $0.4 million for the nine months ended September 30, 2016 from $0.3 million for the nine months ended September 30, 2015. The Company commenced its franchise operations in middle of March 2015 with the acquisition of BGR. Accordingly, the 2015 period includes 6 ½ months of franchise activity, whereas the current period contains a full nine months of franchise activity. The increase in franchise revenue as a result of additional months in the period was partially offset by limited new franchising activity while the BGR group is undertaking a comprehensive rebranding process to improve their store design and offerings.

Management fee revenue was unchanged at $75,000 in each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 25.1% to $10.2 million for the nine months ended September 30, 2016 from $8.2 million for the nine months ended September 30, 2015.

	Nine Months Ended
	September 30, 2016		September 30, 2015
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$3,302,909	33.4%	$3,742,465	34.6%	-11.7%
Better Burgers Fast Casual	5,418,665	32.2%	2,974,273	33.7%	82.2%
Just Fresh Fast Casual	1,527,196	34.9%	1,474,896	35.2%	3.5%
	$10,248,770	33.0%	$8,191,634	34.4%	25.1%

Cost of restaurant sales improved to 33.0% from 34.4% of net restaurant sales. Cost of sales improved in all three operating segments with the Better Burger group improving from 33.7% to 32.2%, Hooters improving from 34.6% to 33.4% and Just Fresh improving from 35.2% to 34.9%. These improvements are attributable to several factors, including price reductions and other efficiencies as a result of our increased scale and purchasing power, menu price increases which have been implemented at most locations during the first half of 2016, and the favorable impact of reductions in beef and other commodity prices during the past year.

Restaurant operating expenses

Restaurant operating expenses increased 24.2% to $17.1 million for the nine months ended September 30, 2016 from $13.8 million for the nine months ended September 30, 2015 due to the increase in the number of store locations and related restaurant business volumes.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations is included in the following table:

	Nine Months Ended
	September 30, 2016		September 30, 2015
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Hooters Full Service	$5,783,540	58.5%	$6,192,025	57.3%	-6.6%
Better Burgers Fast Casual	9,118,556	54.2%	5,365,131	60.8%	70.0%
Just Fresh Fast Casual	2,238,596	51.1%	2,247,045	53.6%	-0.4%
	$17,140,692	55.2%	$13,804,201	57.9%	24.2%

As a percent of restaurant revenues, operating expenses improved to 55.2% for the nine months ended September 30, 2016 from 57.9% for the nine months ended September 30, 2015. Operating expenses as a percent of revenue improved in the Better Burger group from 60.8% to 54.2%, and in the Just Fresh business from 53.6% to 51.1%. Operating expenses in our Hooters group changed from 57.3% to 58.5%.

The most significant driver of improved overall operating expenses was in our Better Burger group, where lower operating costs inherent in Little Big Burger’s more efficient operating model created improved operating leverage for the overall group. Operating expense comparisons also benefited from the closure of the American Burger Company’s Columbia South Carolina location in 2015 which carried higher fixed operating costs than our other stores. Just Fresh improved due to increased focus on controlling costs. At Hooters, operating expenses as a percent off revenue increased primarily due to the impact of lower revenue in South Africa, where a 7.8% reduction in local currency operating expenses was more than offset by the 13.2% reduction in revenue due to unfavorable local economic conditions.

Restaurant pre-opening expenses

Restaurant pre-opening expenses decreased 75.5% to $0.1 million for the nine months ended September 30, 2016 from $0.5 million for the nine months ended September 30, 2015. During 2015, the Company incurred costs related to closure of the American Burger Company Colombia, South Carolina location and the opening of the Hooters Port Elizabeth location in South Africa. During 2016, the Company incurred costs related to three Little big Burger stores that are currently under construction and expected to open in late 2016 and early 2017.

General and Administrative Expense (“G&A”)

G&A decreased 14.8% to $4.4 million for the nine months ended September 30, 2016 from $5.2 million for the nine months ended September 30, 2016. Significant components of G&A are summarized as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Audit, legal and other professional services	$692,671	$1,183,649
Salary and benefits	2,162,323	1,676,653
Consulting and other fees	291,668	1,189,667
Travel and entertainment	247,048	269,633
Shareholder services and fees	63,655	65,636
Advertising, Insurance and other	943,461	778,687
Total G&A Expenses	$4,400,826	$5,163,925

As a percentage of total revenue, G&A decreased to 13.8% for the nine months ended September 30, 2016 from 21.1% for the nine months ended September 30, 2015.

For the current period, approximately 47% of G&A is attributable to Corporate overhead, including salaries, travel, audit, legal and other public company costs. Approximately 35%, 11%, and 7% of total G&A are attributable to regional management, franchising, marketing, advertising, and other administrative activities within the Better Burger group, Hooters, and Just Fresh, respectively.

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

Depreciation and amortization

Depreciation and amortization expense increased 78.6% to $1.7 million for the nine months ended September 30, 2016 from $1.0 million for the nine months ended September 30, 2015. The increase in depreciation and amortization is due to increased depreciable property and equipment and intangible assets associated with acquired and newly opened restaurants.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Nine Months Ended
Other Income (Expense)	September 30, 2016	September 30, 2015	% Change
Interest expense	$(1,704,556)	$(2,736,555)	-37.7%
Change in fair value of derivative liabilities	1,231,608	833,139	47.8%
Loss on extinguishment of debt	-	(315,923)	0.0%
Other income	12,388	50,190	-75.3%
Total Other Income (Expense)	$(460,560)	$(2,169,149)	-78.8%

Other expense, net decreased 78.8% to $0.5 million for the nine months ended September 30, 2016 from $2.2 million for the nine months ended September 30, 2015. The decrease in other expenses, net was primarily due to lower non-cash interest, amortization, derivative liability adjustments and other charges arising from our convertible and other debt obligations.

Interest expense decreased 37.7% to $1.7 million for the nine months ended September 30, 2016 from $2.7 million the nine months ended September 30, 2015. The reduction in interest are primarily due to lower average outstanding debt balances due to debt conversions occurring in 2015, combined with lower amortization of debt discount.

The Company recognized changes in the fair value of derivative liabilities totaling $1.2 million for the nine months ended September 30, 2016 as compared with $0.8 million for the nine months ended September 30, 2015. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the price of the Company’s common stock.

Loss on extinguishment of debt was zero in the current period and $0.3 million for the nine months ended September 30, 2015. During 2015, several of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions or loss on extinguishments in the current year.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of September 30, 2016, our cash balance was $1.0 million. At September 30, 2016, the Company had current assets of $2.1 million, current liabilities of $14.9 million, and a working capital deficit of $12.8 million. The Company has $9.7 million in notes and convertible debt obligations which could potentially be called for payment within the next twelve months. The Company incurred a loss from continuing operations of $2.4 million during the nine months ended September 30, 2016. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6 - 10 new stores within our current markets and restaurant concepts. We have typically funded our operating costs, acquisition activities, working capital investments and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable and capital leases.

During 2015, we completed two rights offering providing net proceeds of approximately $13.1 million, completed a private placement transaction providing net proceeds of approximately $1.9 million and issued $2.2 million in convertible notes to fund the acquisitions of BGR: The Burger Joint, BT’s Burger Joint, Little Big Burger and for other general corporate purposes.

During 2016, we entered into a letter of intent with a US investor to finance the opening of up to 10 Little Big Burger restaurants in the Seattle, Washington area. We also entered into a letter of intent with potential investors to finance the opening of additional Little Big Burger restaurants pursuant to the US governments EB-5 program. During the third quarter of 2016, we closed transactions totaling $750,000 with investors for the opening of Little Big Burger stores in Seattle and Portland.

We are currently seeking financing through a proposed public rights offering consisting of non-transferable subscription rights to purchase units, each unit consisting of one share of redeemable preferred stock and one warrant to purchase 10 shares of common stock. A registration statement relating to these securities has been filed with the Securities Exchange Commission but has not yet become effective.

There can be no assurances that the Company will be successful in completing the rights offering or any other equity or debt financing. In the event that such capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In addition, we may not be able to payoff or otherwise extend the maturities of our current obligations, or continue to operate as a going concern, which would have an adverse impact on the Company and its shareholders.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described Part II, Item 1A of this Quarterly Report and in Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2015. “Risk Factors”.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2015 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on September 30, 2016, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015. Our management has determined that, as of September 30, 2016, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as September 30, 2016, our internal control over financial reporting was ineffective.

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

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal control over financial reporting was not effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting — As a result of the acquisitions, the Company is evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the nine month period ending September 30, 2016 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

We have $9.6 million in notes and convertible debt obligations, which could potentially be called for payment within the next twelve months. Our current operations are contingent upon successfully obtaining additional financing in the near future, and failure to obtain financing will adversely affect our growth and operating results

If capital is not available, we may then need to scale back or freeze our organic growth plans, reduce general and administrative expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also not be able refinance or otherwise extend or repay our current obligations of $9.6 million, or continue to operate as a going concern.

The uncertainty surrounding the implementation and effect of Brexit may impact our UK operations.

The uncertainty surrounding the implementation and effect of Brexit, including the commencement of the exit negotiation period, the terms and conditions of such exit, the uncertainty in relation to the legal and regulatory framework that would apply to the UK and its relationship with the remaining members of the EU (including, in relation to trade) during a withdrawal process and after any Brexit is effected, has caused and is likely to cause increased economic volatility and market uncertainty globally. It is too early to ascertain the long term effects. To date, the only measurable impact is attributable to the decline in the pound sterling as measured against the U.S. dollar.

Negative publicity could reduce sales at some or all of our restaurants.

We may, from time to time, be faced with negative publicity relating to food quality and integrity, the safety, sanitation and welfare of our restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, employee relationships and welfare or other matters at one or more of our restaurants. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis and negative publicity from our franchised restaurants may also significantly impact company-operated restaurants. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

The interests of our franchisees may conflict with ours or yours in the future and we could face liability from our franchisees or related to our relationship with our franchisees.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement and the terms and conditions of the franchisee/franchisor relationship or have interests adverse to ours. This may lead to disputes with our franchisees and we expect such disputes to occur from time to time in the future as we continue to offer franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows even if we have a successful outcome in the dispute.

In addition, various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. A franchisee and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to franchisees and/or the imposition of fines or other penalties against us.

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

CHANTICLEER HOLDINGS, INC.

Date: November 10, 2016	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

