Form 10-K
period 2016-12-31
Chanticleer Holdings, Inc.
filed 2017-03-31
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

The aggregate market value of the voting stock held by non-affiliates was $9.3 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,999,507 shares of common stock issued and outstanding as of March 23, 2017.

Chanticleer Holdings, Inc.

Form 10-K Index

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	The quality of Company and franchise store operations and changes in sales volume; Our ability to operate our business and generate profits. We have not been profitable to date;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	Our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans effectively;

●	Actions of our franchise partners or operating partners which could harm our business;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Changes in customer preferences and perceptions;

●	Increases in costs, including food, rent, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;
●	Inherent risk in foreign operations and currency fluctuations;

●	Unusual expenses associated with our expansion into international markets;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Current conditions in the global financial markets and the distressed economy;

●	A decline in market share or failure to achieve growth;

●	Negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	Adverse effects on our operations resulting from certain geo-political or other events.

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA	100%
Burger Business			Just Fresh
American Roadside Burgers, Inc.	DE, USA	100%	JF Franchising Systems, LLC	NC, USA	56%
ARB Stores			JF Restaurants, LLC	NC, USA	56%
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%	West Coast Hooters
American Roadside McBee, LLC	NC, USA	100%	Jantzen Beach Wings, LLC	OR, USA	100%
American Roadside Southpark LLC	NC, USA	100%	Oregon Owl’s Nest, LLC	OR, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%	Tacoma Wings, LLC	WA, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%	South African Entities
BGR Franchising, LLC	VA, USA	100%	Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Operations, LLC	VA, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Arlington, LLC	VA, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Cascades, LLC	VA, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Dupont, LLC	DC, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Old Keene Mill, LLC	VA, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Town, LLC	VA, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
BGR Potomac, LLC	MD, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Springfield Mall, LLC	VA, USA	100%
BGR Tysons, LLC	VA, USA	100%	European Hooters
BGR Washingtonian, LLC	MD, USA	100%	Chanticleer Holdings Limited	Jersey	100%
Capitol Burger, LLC	MD, USA	100%
BGR Mosaic, LLC	VA, USA	100%	West End Wings LTD	United Kingdom	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Chevy Chase, LLC	MD, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%	Inactive Entities
BT Burger Acquisition, LLC	NC, USA	100%	Hoot Surfers Paradise Pty. Ltd.	Australia	60%
BT's Burgerjoint Biltmore, LLC	NC, USA	100%	Hooters Brazil	Brazil	100%
BT's Burgerjoint Promenade, LLC	NC, USA	100%	DineOut SA Ltd.	England	89%
BT's Burgerjoint Rivergate LLC	NC, USA	100%	Avenel Financial Services, LLC	NV, USA	100%
BT's Burgerjoint Sun Valley, LLC	NC, USA	100%	Avenel Ventures, LLC	NV, USA	100%
LBB Acquisition, LLC	NC, USA	100%	Chanticleer Advisors, LLC	NV, USA	100%
Cuarto LLC	OR, USA	100%	Chanticleer Investment Partners, LLC	NC, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%	Dallas Spoon Beverage, LLC	TX, USA	100%
LBB Green Lake LLC	OR, USA	50%	Dallas Spoon, LLC	TX, USA	100%
LBB Hassalo LLC	OR, USA	80%	American Roadside Cross Hill, LLC	NC, USA	100%
LBB Platform LLC	OR, USA	80%	Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
LBB Progress Ridge LLC	OR, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

Restaurant Brands

Better Burgers Fast Casual

We operate and franchise a system-wide total of 39 fast casual restaurants specializing the “Better Burger” category of which 27 are company-owned and 12 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 9 locations in North Carolina, South Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 10 company-owned locations in the United States and 12 franchisee-operated locations in the United States and the Middle East.

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 8 company-owned locations in the Portland, Oregon area.

We plan to accelerate expansion of our better burger business through a combination of company-owned stores, franchising and partnerships primarily in the United States. Within the Burger group, we plan to focus the majority of our resources on growing Little Big Burger, where we are realizing industry-leading margins and returns on capital from our current store locations. We are also considering opportunities to expand the better burger business internationally, primarily focusing on those regions where we operate Hooters restaurants to leverage our local infrastructure and management teams across multiple brands. For our BGR and American Burger Company brands, we intend to open new stores in 2017, albeit at a slower pace than for our Little Big Burger Brand.

Just Fresh Fast Casual

We operate Just Fresh, our healthier eating fast casual concept with 7 company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups. We currently hold a 56% controlling interest in Just Fresh.

Our plans for Just Fresh include maximizing cash flow from our current locations while we evaluate the optimal growth strategy for the brand. As we have allocated the majority of our current internal and financial resources on growing Little Big Burger, we do not anticipate opening new Just Fresh locations in the near term. However, we believe the Just Fresh tradename and operating model provides significant untapped potential for future growth as a company or franchise model and intend to formalize the longer-term growth strategy for this brand over the coming year.

Hooters Full Service

Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

We own and operate 9 Hooters full service restaurants in the United States, South Africa, and the United Kingdom. Chanticleer started initially as an investor in Hooters of America and, subsequently evolved into a franchisee operator. We continue to hold a minority investment stake in Hooters of America and operate Hooters restaurants in our regions. However, we do not currently intend to invest in growing the Hooters segment and instead plan to utilize the cash flows from this segment to support growth in our other fast casual brands.

Restaurant Geographic Locations

United States

We currently operate ABC, BGR and LBB restaurants in the United States as our Better Burger Group. ABC is located in North Carolina, South Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations in the US and internationally. LBB operates in the Portland and Eugene, Oregon areas.

We operate Just Fresh restaurants in the Charlotte, North Carolina area.

We operate Hooters restaurants in Tacoma, Washington and Portland, Oregon (“Hooters Pacific NW”). We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

South Africa

We currently own and operate 6 Hooters locations in South Africa: Durban, Pretoria, Port Elizabeth and Johannesburg (3 locations).

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

Proprietary Rights

We have trademarks and trade names associated with Just Fresh, American Burger, BGR and Little Big Burger. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

We also use the “Hooters” mark and certain other service marks and trademarks used in our Hooters restaurants pursuant to our franchise agreements with Hooters of America.

Government Regulation

Environmental regulation.

We are subject to a variety of federal, state and local environmental laws and regulations. Such laws and regulations have not had a significant impact on our capital expenditures, earnings or competitive position.

Local regulation.

Our locations are subject to licensing and regulation by a number of government authorities, which may include health, sanitation, safety, fire, building and other agencies in the countries, states or municipalities in which the restaurants are located. Opening sites in new areas could be delayed by license and approval processes or by more requirements of local government bodies with respect to zoning, land use and environmental factors. Our agreements with our franchisees require them to comply with all applicable federal, state and local laws and regulations.

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

Franchise regulation.

We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. We register the disclosure document in domestic and foreign jurisdictions that require registration for the sale of franchises. Our domestic franchise disclosure document complies with FTC Rule and various state disclosure requirements, and our international disclosure documents comply with applicable requirements.

We also must comply with a number of state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees with regard to charges, royalties and other fees; and place new stores near existing franchises. Bills intended to regulate certain aspects of franchise relationships have been introduced into the United States Congress on several occasions during the last decade, but none have been enacted.

Employment regulations.

We are subject to state and federal labor laws that govern our relationship with our employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our employees are paid at rates which are influenced by changes in the federal and state wage regulations. Accordingly, changes in the wage regulations could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits may result in additional cost increases and other effects in the future.

Gaming regulations.

We are also subject to regulations in Oregon where we operate gaming machines. Gaming operations are generally highly regulated and conducted under the permission and oversight of the state or local gaming commission, lottery or other government agencies.

Other regulations.

We are subject to a variety of consumer protection and similar laws and regulations at the federal, state and local level. Failure to comply with these laws and regulations could subject us to financial and other penalties.

Seasonality

The sales of our restaurants may peak at various times throughout the year due to certain promotional events, weather and holiday related events. For example, our restaurants in South Africa generally peak in our winter months during their summer holidays. In contrast, our domestic fast casual restaurants tend to peak in the Spring, Summer and Fall months when the weather is milder. Quarterly results also may be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Corporate Information

Our principal executive offices are located at 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Our web site is www.chanticleerholdings.com.

Employees

At December 31, 2016, our locations had approximately 957 employees, including 306 in South Africa, 48 in the United Kingdom, and 603 in the United States. Approximately 70 of our South African employees are represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

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

Risks Related to Our Company and Industry

We have not been profitable to date and operating losses could continue.

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. Future profitability is difficult to predict with certainty. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections or we are unable to reduce operating expenses, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of December 31, 2016, were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

The prior year acquisitions, as well as future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether or not successfully completed, involves risks, including:

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

We cannot project with certainty the number the number of new restaurants we and our franchisees will open. In addition, our franchise agreements with Hooters of America (“HOA”) provide that we must exercise our option to open additional restaurants within each of our territories by a certain date set forth in the development schedule and that each such restaurant must be open by such date. If we fail to timely exercise any option or if we fail to open any additional restaurant by the required restaurant opening date, all of our rights to develop the rest of the option territory will expire automatically and without further notice.

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

We have debt financing arrangements, some of which are in default, which could have a material adverse effect on our financial health and our ability to obtain financing in the future, and may impair our ability to react quickly to changes in our business.

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

We may not be able to refinance our current debt obligations which are currently due and in default. Failure to successfully recapitalize the business could have a material adverse effect on our business, financial condition and results of operations.

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

Most of our Hooters restaurants and some of our franchisee-owned restaurants operate in foreign countries and territories outside of the U.S. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the British Pound and the South African Rand could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

We are in default under certain of our notes payable and convertible debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing and renegotiating terms of existing indebtedness in the near future. Failure to do so would adversely affect our ability to continue operations.

If capital is not available or we are not able to agree on reasonable terms with our lenders, we may then need to scale back or freeze our organic growth plans, sell assets under unfavorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may not be able refinance or otherwise extend or repay our current obligations which could impact our ability to continue to operate as a going concern

Risks Related to Our Common Stock

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

We have been notified by NASDAQ of its intent to delist our Common Shares. We intend to implement a reverse stock split of our common stock in order to regain compliance with Nasdaq’s continued listing requirements.

The Nasdaq Listing Qualifications Department (“Staff”) notified us on February 18, 2016 that the bid price of our common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2). Therefore, in accordance with Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until August 16, 2016, to regain compliance with the Rule. Subsequently, on August 17, 2016, we were provided an additional 180 calendar day compliance period, or until February 13, 2017, to demonstrate compliance.

We did not regain compliance with Listing Rule 5550(a)(2) and received a delisting determination from Nasdaq on February 14, 2017. We appealed the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The hearing request stayed the suspension of our securities and the filing of the Form 25-NSE (which Form would remove our securities from listing and registration on The Nasdaq Stock Market) pending the Panel’s decision. As part of its plan to regain compliance, our Board of Directors has approved an anticipated reverse stock split at a ratio of up to 1-for-10, which will be placed on the proxy for vote at the Company’s upcoming shareholder meeting expected in May.

Item 2: Properties

The Company, through its subsidiaries, leases the land and buildings for our five restaurants in South Africa, one restaurant in Nottingham, United Kingdom, and thirty-six restaurants in the U.S. The terms for our leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. We also lease our corporate office space in Charlotte, North Carolina.

We own one commercial real estate property in Port Elizabeth, South Africa.

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

Item 3: Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed inn the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of December 31, 2016 or 2015 in the accompanying consolidated balance sheets.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. On January 19, 2017, the case was dismissed with no damages being awarded and no amounts have been reflected in the accompanying consolidated balance sheets as of December 31, 2016, or December 31, 2015.

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

In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying consolidated balance sheets as of December 31, 2015. As of December 31 2016, the lawsuit had been fully resolved and all amounts paid by the sellers. Accordingly, no amounts are reflected in the Company’s balance sheet as of December 31, 2016.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business.

Item 4: mine safety disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Capital Market under the symbol “HOTR”.

The market high and low prices on the NASDAQ for the years ending December 31, 2016 and 2015 are as follows:

QUARTER ENDED	HIGH	LOW

December 31, 2016	$0.90	$0.38
September 30, 2016	$0.64	$0.36
June 30, 2016	$0.64	$0.41
March 31, 2016	$1.02	$0.64

December 31, 2015	$1.32	$0.75
September 30, 2015	$2.73	$1.03
June 30, 2015	$4.18	$2.17
March 31, 2015	$3.07	$1.65

Number of Shareholders and Total Outstanding Shares

As of March 20, 2017, there were 21,999,507 shares issued and outstanding, respectively, held by approximately 185 shareholders of record.

Reverse Split

Our Board of Directors has approved an anticipated reverse stock split at a ratio of up to 1-for-10, which will be placed on the proxy for vote at the Company’s upcoming shareholder meeting expected in May 2017. If a reverse split is implemented as anticipated, the number of outstanding shares will be reduced by the split ratio (up to 1-for 10). All information contained in this Annual Report has been presented on a historical basis without adjustment to reflect a potential reverse split.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Recent Sales of Unregistered Securities

Sales of our common stock during the first three quarters of 2016 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter. There were no sales of common stock during the fourth quarter of 2016 to be reported.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and our audited consolidated financial statements as of and for the year ended December 31, 2016 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full service dining concepts in the United States and internationally.

We own, operate and franchise a system-wide total of 39 fast casual restaurants specializing the “Better Burger” category of which 27 are company-owned and 12 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of nine locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 10 company-owned locations in the United States and 12 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 8 locations in Oregon.

We also own and operate Just Fresh, our healthier eating fast casual concept with 7 company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate 9 Hooters full service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

As of December, 31, 2016, our system-wide store count totaled 55 locations, consisting of 43 company-owned locations and 12 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Our results of operations are summarized below:

	Year Ended
	December 31, 2016		December 31, 2015
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$40,640,159		$34,201,668		18.8%
Gaming income, net	441,620		367,666		20.1%
Management fee income	100,000		424,829		-76.5%
Franchise income	520,222		359,424		44.7%
Total revenue	41,702,001		35,353,587		18.0%

Expenses:
Restaurant cost of sales	13,392,078	33.0%	11,754,515	34.4%	13.9%
Restaurant operating expenses	22,641,951	55.7%	19,677,617	57.5%	15.1%
Restaurant pre-opening and closing expenses	145,130	0.4%	505,098	1.5%	-71.3%
General and administrative	5,801,033	13.9%	6,798,642	19.2%	-14.7%
Depreciation and amortization	2,341,697	5.6%	1,697,514	4.8%	37.9%
Total expenses	44,321,889	106.3%	40,433,386	114.4%	9.6%
Operating loss from continuing operations	$(2,619,888)		$(5,079,799)		-48.4%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net ..

Other percentages are based on total revenue.

Revenue

Total revenue increased 18.0% to $42.0 million for the year ended December 31, 2016 from $35.4 million for the year ended December 31, 2015.

Revenues by concept, revenue type and store count are summarized below for each period:

	Year Ended December 31, 2016						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Better Burgers Fast Casual	$22,068,336	$-	$520,222	$-	$22,588,558	54.2%	27	12	39
Just Fresh Fast Casual	5,684,635	-	-	-	5,684,635	13.6%	7	-	7
Hooters Full Service	12,887,188	441,620	-	-	13,328,808	32.0%	9	-	9
Corporate and Other	-	-	-	100,000	100,000	0.2%	-	-	-
Total Revenue	$40,640,159	$441,620	$520,222	$100,000	$41,702,001	100.0%	43	12	55

	Year Ended December 31, 2015						Store Count, end of period
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total	% of Total	Company	Franchise	Total
Better Burgers Fast Casual	$14,182,670	$-	$359,424	$-	$14,542,094	41.1%	27	13	40
Just Fresh Fast Casual	5,498,790	-	-	-	5,498,790	15.6%	7		7
Hooters Full Service	14,520,208	367,666	-	-	14,887,874	42.1%	9		9
Corporate and Other	-	-	-	424,829	424,829	1.2%	-	-	-
Total Revenue	$34,201,668	$367,666	$359,424	$424,829	$35,353,587	100.0%	43	13	56

	% Change in Revenues Year over Year
Revenue	Restaurant	Gaming	Franchise	Mgmt Fee	Total
Better Burgers Fast Casual	55.6%	-	44.7%	-	55.3%
Just Fresh Fast Casual	3.4%	-	-	-	3.4%
Hooters Full Service	-11.2%	20.1%	-	-	-10.5%
Corporate and Other	-	-	-	-76.5%	-76.5%
Total Revenue	18.8%	20.1%	44.7%	-76.5%	18.0%

Total restaurant revenues increased 18.0% to $40.6 million for the year ended December 31, 2016 from $34.2 million for the year ended December 31, 2015. Revenue increased primarily due the inclusion of operations acquired during 2015 for a full year in 2016 as compared to partial year revenues from those acquired operations in 2015. The increase in revenue from acquisitions was partially offset by the unfavorable impact of a stronger US dollar on the translation of the South Africa and United Kingdom local currency results into US dollars for financial reporting.

Revenue from the Company’s Better Burger Group increased 55.3% to $22.6 million for the year ended December 31, 2016 from $14.5 million for the year ended December 31, 2015. The growth in our Better Burger Group was primarily due to the 2015 acquisitions of Little Big Burger, BGR The Burger Joint and BT’s Burger Joint which generated a full 12 months of revenue in 2016. In addition, same store revenues from American Burger locations open in both periods increased 4.0% and the Company opened one new BGR location at Springfield Mall in Virginia and closed one American Burger location in Colombia, South Carolina during mid-2015.

Revenue from the Company’s Just Fresh Group increased 3.4% to $5.7 million for the year ended December 31, 2016 from $5.5 million for the year ended December 31, 2015. Revenue growth resulted from primarily the addition of one new location in early 2016, partially offset by a decrease in same store revenue of 0.7%

Revenue from the Company’s Hooter’s restaurants decreased 10.5% to $13.3 million for the year ended December 31, 2016 from $14.8 million for the year ended December 31, 2015. The decline in Hooters revenue was largely the result of fluctuations in foreign currency rates on the translation of local currency results to US dollars for financial reporting. Revenue declined 14.1 % in United Kingdom on a US dollar basis (as compared with 3.1% on a local currency basis), and were negatively impacted by economic and currency rate trends following the recent “Brexit” vote in that region. Excluding Port Elizabeth which opened in 2016, same store sales at our South Africa locations decreased 19.1% on a US dollar basis currency basis (as compared with 6.8% on a local currency basis) and were impacted by soft local economic conditions which effected local consumer spending and exchange rates.

Gaming revenue increased 20.1% to $442 thousand for the year ended December 31, 2016 from $368 thousand for the year ended December 31, 2015 due to increased play resulting from upgrades to the gaming equipment and furniture in late 2015 and early 2016.

Management fee income decreased 76.5% to $100 thousand for the year ended December 31, 2016 from $425 thousand for the year ended December 31, 2015. The Company derives management fee income from serving as general partner for its investment in HOA LLC and as compensation for the Company’s CEO serving on the board of Hooters of America In the current year, the Company recognized $0.1 million in management fees from HOA board fees and did not receive distribution from Hooters of America. In the prior year, the Company received a cash distribution totaling $0.5 million on its interest in HOA LLC, of which $0.3 million was reflected in management fee income (along with $0.1 million in board fees from HOA) and $0.2 million was reflected in interest and other income.

Franchise income increased 44.7% to $0.5 million for the year ended December 31, 2016 from $0.4 million for the year ended December 31, 2015. The Company commenced its franchise operations in March 2015 with the acquisition of BGR and recognized a full year of franchise income in 2016 as compared with a partial year in 2015.

Restaurant cost of sales

Restaurant cost of sales increased 13.9% to $13.4 million for the year ended December 31, 2016 from $11.8 million for the year ended December 31, 2015. By comparison, related restaurant revenues increased by 18.8% over the same period.

	Year Ended
	December 31, 2016		December 31, 2015
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$7,126,736	32.3%	$4,770,460	33.6%	49.4%
Just Fresh Fast Casual	1,980,099	34.8%	1,946,550	35.4%	1.7%
Hooters Full Service	4,285,243	33.3%	5,037,505	34.7%	-14.9%
	$13,392,078	33.0%	$11,754,515	34.4%	13.9%

As a percentage of restaurant sales, net, restaurant cost of sales decreased to 33.0% for the year ended December 31, 2016 from 34.4% for the year ended December 31, 2015.

Cost of sales improved in all three operating segments with the Better Burger group improving from 33.6% to 32.3%, Hooters improving from 34.7% to 33.3% and Just Fresh improving from 35.4% to 34.8%. These improvements are attributable to several factors, including price reductions and other efficiencies as a result of our increased scale and purchasing power, menu price increases which have been implemented at most locations during the first half of 2016, and the favorable impact of reductions in beef and other commodity prices during the past year.

Restaurant operating expenses

Restaurant operating expenses increased 15.1% to $22.6 million for the year ended December 31, 2016 from $19.7 million for the year ended December 31, 2015.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Year Ended
	December 31, 2016		December 31, 2015
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$12,176,518	55.2%	$8,272,412	58.3%	47.2%
Just Fresh Fast Casual	2,959,597	52.1%	2,975,085	54.1%	-0.5%
Hooters Full Service	7,505,836	58.2%	8,430,120	58.1%	-11.0%
	$22,641,951	55.7%	$19,677,617	57.5%	15.1%

As a percent of restaurant revenues, operating expenses improved to 55.7% for the year ended December 31, 2016 from 57.5% for the year ended December 31, 2015. Operating expenses as a percent of revenue improved in the Better Burger group from 58.3% to 55.2%, and in the Just Fresh business from 54.1% to 52.1%. Operating expenses in our Hooters group remained consistent at 58.2% from 58.1%.

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

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased 71.3% to $0.1 million for the year ended December 31, 2016 compared with $0.5 million for the year ended December 31, 2015. During 2015, the Company incurred costs related to closure of the American Burger Company Colombia, South Carolina location and the opening of the Hooters Port Elizabeth location in South Africa. During 2016, the Company incurred costs related to three Little Big Burger stores that are currently under construction and expected to open in early 2017.

General and Administrative Expense (“G&A”)

G&A decreased 14.7% to $5.8 million for the year ended December 31, 2016 from $6.8 million for the year ended December 31, 2015. Significant components of G&A are summarized as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Audit, legal and other professional services	$1,004,429	$1,399,072
Salary and benefits	2,798,247	2,499,450
Consulting and other fees	370,631	1,459,532
Travel and entertainment	337,944	342,025
Shareholder services and fees	80,291	85,960
Advertising, Insurance and other	1,209,491	1,012,603
Total G&A Expenses	$5,801,033	$6,798,642

As a percentage of total restaurant revenue, G&A decreased to 13.9% for the year ended December 31, 2016 from 19.2% for the year ended December 31, 2015.

For the current year, approximately $2.8 million, or 48% of total G&A, is attributable to the cost of operating our Corporate office, including salaries, travel, audit, legal and other public company and transaction related costs. Approximately $3.0 million, or 52% of total G&A, is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger group, Hooters, and Just Fresh.

In the prior year, approximately $4.1 million, or 61% of total G&A, was attributable to Corporate and public company costs, while approximately $2.7 million, or 39% of total G&A, was attributable to regional management, franchising operations, marketing and advertising within the Better Burger group, Hooters, and Just Fresh.

The improvement in overall G&A expense is primarily due reduced audit, legal, professional and consulting fees at the corporate level. Fees paid to third party professionals were a significant portion of the Company’s expenses in 2015 due to the nature of the acquisition and financing transactions occurring last year. During the current period, the Company did not incur significant fees related to acquisitions or financing initiatives. In addition, the Company reduced its public company and corporate operating costs from prior levels through increased focus on cost reduction and rationalization of back office operations, while also leveraging the Company’s overhead over a larger business which favorably impacted G&A as a percent of revenue.

These reductions were partially offset by increased G&A and marketing expenses in our regional company store and franchising operations.

Depreciation and amortization

Depreciation and amortization expense increased 37.9% to $2.3 million for the year ended December 31, 2016 from $1.7 million for the year ended December 31, 2015. The increase in depreciation and amortization is due to increased depreciable property and equipment and intangible assets associated with acquired and newly opened restaurants.

Other income (expense)

Other income (expense) consisted of the following:

	Year Ended
Other Income (Expense)	December 31, 2016	December 31, 2015	% Change
Interest expense	$(2,347,019)	$(3,466,554)	-32.3%
Change in fair value of derivative liabilities	1,231,608	868,592	41.8%
Loss on extinguishment of debt	-	(315,923)	0.0%
Other income (Expense)	(412,272)	99,399	-514.8%
Total Other Income (Expense)	$(1,527,683)	$(2,814,486)	-45.7%

Other expense, net decreased to $1.5 million for the year ended December 31, 2016 from $2.8 million for the year ended December 31, 2015.

The decrease in other expenses, net was primarily due to favorable changes in non-cash interest amortization, derivative liability adjustments and other largely non-cash charges arising from our convertible and other debt obligations.

Interest expense decreased 32.3% to $2.4 million for the year ended December 31, 2016 from $3.5 million for the year ended December 31, 2015. The reduction in interest are primarily due to lower average outstanding debt balances due to debt conversions occurring in 2015, combined with lower amortization of debt discount. This reduction was partially offset by higher interest rates on certain of our debt obligations that were in default and accrued interest at higher effective rates in the current year.

The Company recognized changes in the fair value of derivative liabilities totaling $1.2 million for the year ended December 31, 2016 as compared with $0.9 million for the year ended December 31, 2015. The liability is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based on the change in the fair value of the price of the Company’s common stock.

Loss on extinguishment of debt was zero in the current period and $0.3 million for the year ended December 31, 2015. During 2015, several of the Company’s convertible notes and one of the Company’s term debt instruments were converted by the holders into shares of the Company’s common stock. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities. The Company did not have any debt conversions or loss on extinguishments in the current year.

Other expense was $0.4 million for the year ended December 31, 2016 compared to income of $0.1 million for the prior year period. In the current year, the Company wrote down certain marketable securities and investments included in other loss.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2016, our cash balance was $0.3 million, our working capital was negative $10 million and we have significant near term obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to obtain waivers and refinance or otherwise extend maturities of current debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new stores within our current markets and restaurant concepts, the majority of which will be funded by funds already committed from outside investors. As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

We have obligations that are currently past due or otherwise payable within the next twelve months from date of issuance of these financial statements. In the event that capital is not available or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. The new guidance will be effective for the Company beginning in calendar 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently evaluating the effect of this update on its consolidated financial statements, but believes this will not have a material impact on operations.

In April 2015, FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with the presentation of debt discounts, however debt issuance costs related to revolving credit agreements may be presented in the balance sheet as an asset. This guidance was adopted in the first quarter of 2016 and had no effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-07 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities be classified as non-current in a consolidated balance sheet. This guidance is effective for us in the first quarter of 2017 and is not expected to materially affect the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not completed its evaluation of effect of this update will have on its consolidated financial statements, but does expect there could be a material increase in both assets and liabilities reflect on its consolidated balance sheets as a result of adoption.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as “Step 1”). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as “Step 2”). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value of the reporting unit. The new standard becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2016, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Critical Accounting Policies

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Significant estimates include deferred tax asset valuation allowances, valuing options and warrants, goodwill and intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.

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

Intangible Assets

Goodwill and indefinite lived intangibles

Generally accepted accounting principles in the United States require the Company to perform goodwill and indefinite lived intangible asset impairment tests annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As allowed under the amended guidance, the Company chose not to assess the qualitative factors of its reporting units and, instead, performed the quantitative tests.

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

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our Hooters restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement.

COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for our 6 restaurants in South Africa, 1 restaurant in Nottingham, United Kingdom, and 36 restaurants in the U.S. The terms for our restaurant leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

We also lease our corporate office space in Charlotte, North Carolina.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations, long-term debt and other contractual commitments as of December 31, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$6,459,094	$6,171,649	$157,524	$16,799	$113,122
Convertible Debt Obligations	3,678,064	-	3,678,064	-	-
Operating Lease Obligations	25,890,003	3,887,253	7,464,567	5,950,967	8,587,216
Capital Lease Obligations	18,449	18,449	-	-	-
Purchase Obligations	1,746,479	1,746,479	-	-	-
Total	$37,792,089	$11,823,830	$11,300,155	$5,967,766	$8,700,338

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Chanticleer Holdings, Inc.and Subsidiaries

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chanticleer Holdings, Inc. and Subsidiaries, as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses during the year ended December 31, 2016 and 2015 of approximately $9.4 million and $14.5 million and the Company has working capital deficits of approximately $10.3 million and $12.4 million as of December 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Charlotte. North Carolina

March 31, 2017

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$268,575	$1,224,415
Accounts and other receivables	524,481	862,935
Inventories	539,550	569,545
Prepaid expenses and other current assets	461,074	568,251
Assets of discontinued operations, current	-	593,430
TOTAL CURRENT ASSETS	1,793,680	3,818,576
Property and equipment, net	11,513,693	12,144,064
Goodwill	12,405,770	12,702,139
Intangible assets, net	6,530,243	6,776,936
Investments	800,000	800,000
Deposits and other assets	442,737	574,192
Assets of discontinued operations	-	5,389,300
TOTAL ASSETS	$33,486,123	$42,205,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,553,068	$4,740,131
Current maturities of long-term debt and notes payable, net of discount of of $0 and $171,868, respectively	6,171,649	5,383,003
Current maturities of convertible notes payable, net of debt discount of $0 and $914,724, respectively	-	2,810,276
Current maturities of capital leases payable	18,449	39,303
Due to related parties	194,350	12,963
Deferred rent	173,775	683,793
Derivative liabilities	-	1,231,608
Liabilities of discontinued operations, current	-	1,279,955
TOTAL CURRENT LIABILITIES	12,111,291	16,181,032
Long-term debt, less current portion	287,445	1,098,641
Convertible notes payable, net of debt discount of $46,936 and $0, respectively	3,678,064	-
Redeemable preferred stock: no par value, 19,050 shares and 0 issued and outstanding, respectively	257,175	-
Capital leases payable, less current maturities	-	15,969
Deferred rent	1,961,751	1,740,012
Liabilities of discontinued operations	-	58,648
Deferred tax liabilities	1,485,554	1,353,771
TOTAL LIABILITIES	19,781,280	20,448,073
Commitments and contingencies (Note 15)
Common stock subject to repurchase obligation, 562,900 shares issued and outstanding	349,000	-
Stockholders' equity:
Preferred stock: no par value; authorized 5,000,000 shares; 19,050 and 0 issued and outstanding, respectively	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 21,394,247 and 21,337,247 shares, respectively	2,140	2,134
Additional paid in capital	55,924,269	55,365,597
Accumulated other comprehensive loss	(1,155,658)	(987,695)
Accumulated deficit	(42,206,325)	(33,012,712)
Total Chanticleer Holdings, Inc, Stockholder's Equity	12,564,426	21,367,324
Non-Controlling Interests	791,417	389,810
TOTAL STOCKHOLDERS' EQUITY	13,355,843	21,757,134
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,486,123	$42,205,207

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	December 31, 2016	December 31, 2015
Revenue:
Restaurant sales, net	$40,640,159	$34,201,668
Gaming income, net	441,620	367,666
Management fee income	100,000	424,829
Franchise income	520,222	359,424
Total revenue	41,702,001	35,353,587
Expenses:
Restaurant cost of sales	13,392,078	11,754,515
Restaurant operating expenses	22,641,951	19,677,617
Restaurant pre-opening and closing expenses	145,130	505,098
General and administrative expenses	5,801,033	6,798,642
Depreciation and amortization	2,341,697	1,697,514
Total expenses	44,321,889	40,433,386
Operating loss from continuing operations	(2,619,888)	(5,079,799)
Other (expense) income
Interest expense	(2,347,019)	(3,466,554)
Change in fair value of derivative liabilities	1,231,608	868,592
Loss on extinguishment of debt	-	(315,923)
Other income (expense)	(412,272)	99,399
Total other (expense) income	(1,527,683)	(2,814,486)
Loss from continuing operations before income taxes	(4,147,571)	(7,894,285)
Income tax expense	(198,463)	(187,568)
Loss from continuing operations	(4,346,034)	(8,081,853)
Discontinued operations
Loss from operation of discontinued operations, net of tax	(1,304,627)	(1,884,747)
Loss on write down of net assets, net of tax	(3,762,253)	(4,489,043)
Consolidated net loss	(9,412,914)	(14,455,643)
Less: Net loss (income) attributable to non-controlling interest of continuing operations	75,417	(9,088)
Less: Net loss (income) attributable to non-controlling interest of discontinued operations	260,925	2,328,206
Net loss attributable to Chanticleer Holdings, Inc.	$(9,076,572)	$(12,136,525)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(4,270,617)	$(8,090,941)
Loss from discontinued operations	(4,805,955)	(4,045,584)
Net loss attributable to Chanticleer Holdings, Inc.	$(9,076,572)	$(12,136,525)

Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	$(24,501)	$(4,039)
Reclassification of loss on available-for-sale securities recognized in net loss, net of tax	223,743	-
Foreign currency translation	(271,452)	(963,528)
Total other comprehensive loss	(72,210)	(967,567)
Comprehensive loss	$(9,148,782)	$(13,104,092)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:
Continuing operations attributable to common stockholders, basic and diluted	$(0.20)	$(0.57)
Discontinued operations attributable to common stockholders, basic and diluted	$(0.22)	$(0.28)
Weighted average shares outstanding, basic and diluted	21,695,030	14,245,437

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

				Accumulated
			Additional	Other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated
	Shares	Amount	Capital	Loss	Interest	Deficit	Total

Balance, January 1, 2015	7,249,442	$725	$32,601,400	$(1,657,908)	$4,904,471	$(20,876,187)	$14,972,501
Common stock and warrants issued for:
Cash proceeds, net	9,508,659	951	14,920,952	-	-	-	14,921,903
Business combinations	2,985,600	299	4,062,018	-	-	-	4,062,317
Consulting services	104,000	11	279,351	-	-	-	279,362
Convertible debt	1,389,546	138	2,658,395	-	-	-	2,658,533
Settlement of long-term debt	100,000	10	194,990	-	-	-	195,000
Warrants issued in connection with convertible debt	-	-	1,002,688	-	-	-	1,002,688
Adjustment related to discontinued operations	-	-	(376,572)	-	-	-	(376,572)
Amortization of warrants	-	-	22,375	-	-	-	22,375
Foreign currency translation				(963,528)			(963,528)
Available-for-sale securities	-	-	-	(4,039)	-	-	(4,039)
Reclassifications related to Australia transactions	-	-	-	1,637,780	(2,543,653)	-	(905,873)
Non-controlling interest contribution	-	-	-	-	348,109	-	348,109
Net loss	-	-	-	-	(2,319,117)	(12,136,525)	(14,455,642)

Balance, December 31, 2015	21,337,247	$2,134	$55,365,597	$(987,695)	$389,810	$(33,012,712)	$21,757,134
Common stock and warrants issued for:
Consulting services	57,000	6	24,505	-	-	-	24,511
Interest	562,900	56	348,944	-	-	-	349,000
Share based compensation	-	-	9,167	-	-	-	9,167
Foreign currency translation	-	-	-	(271,452)	-	-	(271,452)
Available-for-sale securities	-	-	-	199,242	-	-	199,242
Reclassifications related to discontinued operations	-	-	-	(95,753)	335,979	-	240,226
Reclassification of shares subject to redemption	(562,900)	(56)	(348,944)	-	-	-	(349,000)
Non-controlling interest contribution	-	-	525,000	-	401,970	(117,041)	809,929
Net loss	-	-	-	-	(336,342)	(9,076,572)	(9,412,914)

Balance, December 31, 2016	21,394,247	$2,140	$55,924,269	$(1,155,658)	$791,417	$(42,206,325)	$13,355,843

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(9,412,914)	$(14,455,643)
Net loss from discontinued operations	5,066,880	6,373,790
Net loss from continuing operations	(4,346,034)	(8,081,853)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,341,697	1,697,514
Loss on extinguishment of debt	-	315,923
Loss on disposal of property and equipment	-	514,522
Loss (gain) on sales of investments	-	169,639
Common stock and warrants issued for services	24,510	279,362
Common stock and warrants issued for interest	349,000	-
Amortization of debt discount	1,039,656	2,379,951
Amortization of warrants	-	22,375
Change in assets and liabilities:
Accounts and other receivables	(336,546)	96,261
Prepaid and other assets	113,633	(78,236)
Inventory	33,217	6,016
Accounts payable and accrued liabilities	1,540,463	(235,283)
Change in amounts payable to related parties	194,350	(198,669)
Derivative liabilities	(1,231,608)	(868,592)
Deferred income taxes	131,783	94,527
Deferred rent	(288,279)	(300,259)
Net cash used in operating activities from continuing operations	(434,158)	(4,186,802)
Net cash used in operating activities from discontinued operations	(75,000)	(1,064,363)
Net cash used in operating activities	(509,158)	(5,251,165)

Cash flows from investing activities:
Purchase of property and equipment	(1,191,174)	(1,798,221)
Cash paid for acquisitions, net of cash acquired	(72,215)	(9,022,791)
Proceeds from sale of investments	8,902	330,361
Net cash used in investing activities from continuing operations	(1,254,487)	(10,490,651)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	14,921,903
Proceeds from sale of preferred stock	257,175	-
Loan proceeds	275,000	2,813,074
Loan repayments	(513,523)	(891,529)
Capital lease payments	(40,636)	(52,807)
Contribution of non-controlling interest	823,671	-
Net cash provided by financing activities from continuing operations	801,687	16,790,641
Effect of exchange rate changes on cash	6,118	(4,944)
Net increase (decrease) in cash	(955,840)	1,043,881
Cash, beginning of period	1,224,415	180,534
Cash, end of period	$268,575	$1,224,415

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

	December 31, 2016	December 31, 2015

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$581,072	$1,068,383
Income taxes	51,100	79,228

Non-cash investing and financing activities:
Purchase of equipment using capital leases	$-	$50,087
Issuance of stock in connection with business combinations	-	4,062,317
Debt discount for fair value of warrants and conversion feature issued in connection with debt	-	1,781,588
Convertible debt settled through issuance of common stock	-	2,275,000
Long-term debt settled through issuance of common stock	-	100,000

Purchases of businesses:
Current assets excluding cash	$1,611	$1,148,334
Property and equipment	-	5,387,283
Goodwill	70,604	4,579,666
Trade name/trademarks/franchise fees	-	4,300,000
Liabilities assumed	-	(2,330,175)
Common stock issued	-	(4,062,317)
Cash acquired	-	253,638
Cash paid for acquisitions	$72,215	$9,276,429

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA	100%
Burger Business			Just Fresh
American Roadside Burgers, Inc.	DE, USA	100%	JF Franchising Systems, LLC	NC, USA	56%
ARB Stores			JF Restaurants, LLC	NC, USA	56%
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%	West Coast Hooters
American Roadside McBee, LLC	NC, USA	100%	Jantzen Beach Wings, LLC	OR, USA	100%
American Roadside Southpark LLC	NC, USA	100%	Oregon Owl’s Nest, LLC	OR, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%	Tacoma Wings, LLC	WA, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%	South African Entities
BGR Franchising, LLC	VA, USA	100%	Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Operations, LLC	VA, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Arlington, LLC	VA, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Cascades, LLC	VA, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Dupont, LLC	DC, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Old Keene Mill, LLC	VA, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Town, LLC	VA, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
BGR Potomac, LLC	MD, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Springfield Mall, LLC	VA, USA	100%
BGR Tysons, LLC	VA, USA	100%	European Hooters
BGR Washingtonian, LLC	MD, USA	100%	Chanticleer Holdings Limited	Jersey	100%
Capitol Burger, LLC	MD, USA	100%
BGR Mosaic, LLC	VA, USA	100%	West End Wings LTD	United Kingdom	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Chevy Chase, LLC	MD, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%	Inactive Entities
BT Burger Acquisition, LLC	NC, USA	100%	Hoot Surfers Paradise Pty. Ltd.	Australia	60%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%	Hooters Brazil	Brazil	100%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%	DineOut SA Ltd.	England	89%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%	Avenel Financial Services, LLC	NV, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%	Avenel Ventures, LLC	NV, USA	100%
LBB Acquisition, LLC	NC, USA	100%	Chanticleer Advisors, LLC	NV, USA	100%
Cuarto LLC	OR, USA	100%	Chanticleer Investment Partners, LLC	NC, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%	Dallas Spoon Beverage, LLC	TX, USA	100%
LBB Green Lake LLC	OR, USA	50%	Dallas Spoon, LLC	TX, USA	100%
LBB Hassalo LLC	OR, USA	80%	American Roadside Cross Hill, LLC	NC, USA	100%
LBB Platform LLC	OR, USA	80%	Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
LBB Progress Ridge LLC	OR, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

All significant inter-company balances and transactions have been eliminated in consolidation.

The Company operates on a calendar year-end. The accounts of one of the Company’s subsidiaries, Hooters Nottingham (“WEW”), are consolidated based on either a 52- or 53-week period ending on the Sunday closest to each December 31. No events occurred related to the difference between the Company’s reporting calendar year end and the Company’s subsidiary year end that materially affected the company’s financial position, results of operations, or cash flows.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2016, our cash balance was $0.3 million, our working capital was negative $10 million and we have significant near term obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to obtain waivers and refinance or otherwise extend maturities of current debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new stores within our current markets and restaurant concepts, the majority of which will be funded by funds already committed from outside investors. As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

We have obligations that are currently past due or otherwise payable within the next twelve months from date of issuance of these financial statements. In the event that capital is not available or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments, deferred tax asset valuation allowances, valuing options and warrants using the Binomial Lattice and Black Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized when all of the following criteria have been satisfied:

●	Persuasive evidence of an arrangement exists;

●	Delivery has occurred or services have been rendered;

●	The seller’s price to the buyer is fixed or determinable; and

●	Collectability is reasonably assured.

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales, value added tax (“VAT”) and goods and services tax (“GST”) collected from customers and remitted to governmental authorities are presented on a net basis within sales in our consolidated statements of operations and comprehensive loss. Restaurant cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

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

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2016 and 2015, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

fair value of financial instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, other current liabilities, convertible notes payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and/or because related interest rates offered to the Company approximate current rates.

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

The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2016 and 2015.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Goodwill

The Company reviews goodwill for impairment annually or more frequently if indicators of impairment exist. Goodwill is not subject to amortization and has been assigned to reporting units for purposes of impairment testing. The reporting units are our segments.

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

If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment loss for the difference. The Company’s Hooters Full Service segment has a goodwill balance of approximately $4.5 million assigned to this reporting unit. A significant reduction in future revenues for the Hooters unit could potentially impair goodwill. As of December 31, 2016, goodwill is not impaired at any of our reporting units.

InTANGIBLE ASSETS

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. Certain of the Company’s trade name/trademarks have been determined to have a definite-lived life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated statement of operations and comprehensive loss. Certain of the Company’s trade name/trademarks have been classified as indefinite-lived intangible assets and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

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

The accounting treatment of derivative financial instruments required that the Company record the conversion option and related warrants at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities in the statement of operations. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As of December 31, 2016, the conversion feature expired.

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

As of December 31, 2016 and 2015, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of December 31, 2016 and 2015, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	December 31, 2016	December 31, 2015
Warrants -Weighted avg exercise price $4.93	9,222,032	9,506,304
Convertible notes - Weighted avg conversion price $1.05	3,725,000	3,757,188
Accrued interest on convertible notes	458,762	123,526
Total	13,405,794	13,387,018

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses which are included in restaurant operating expenses in the accompanying consolidated statement of operations, totaled $0.7 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively. Advertising expense primarily includes local advertising.

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the year ended December 31, 2016 and 2015 amortization of debt discount was $1.0 million and $2.4 million, respectively.

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

concentration of credit risk

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in South Africa or the United Kingdom bank accounts. There was approximately $35 thousand and $165 thousand in aggregate uninsured cash balances at December 31, 2016 and 2015, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2015 and for the period then ended to conform to the December 31, 2016 presentation, including the reclassification of discontinued operations. The reclassifications had no effect on net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. The new guidance will be effective for the Company beginning in calendar 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently evaluating the effect of this update on its consolidated financial statements, but believes it will not have a material impact on operations.

In April 2015, FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with the presentation of debt discounts, however debt issuance costs related to revolving credit agreements may be presented in the balance sheet as an asset. This guidance was adopted in the first quarter of 2016 and had no effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-07 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities be classified as non-current in a consolidated balance sheet. This guidance is effective for us in the first quarter of 2017 and is not expected to materially affect the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not completed its evaluation of effect this update will have on its consolidated financial statements, but does expect there could be a material increase in both assets and liabilities reflect on its consolidated balance sheets as a result of adoption.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as “Step 1”). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as “Step 2”). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value of the reporting unit. The new standard becomes effective on January 1, 2020 with early adoption permitted. The Company is currently evaluating the effect of this update on its consolidated financial statements.

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2016, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

During the years ended December 31, 2016 and 2015, the Company acquired several businesses to complement and expand its fast casual restaurant businesses. In connection with these acquisitions, the Company acquired strategic opportunities to expand its scale and presence in the geographic markets where it operates, to expand into new markets, and to strengthen the Company’s full service and fast casual restaurant businesses.

2016 Acquisition

The Company completed one acquisition during 2016, which was the acquisition of a restaurant location in the Harris YMCA in Charlotte, N.C. to expand our Just Fresh business. The Company allocated the purchase price as of the date of acquisition based on the estimated fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price totaling $72,215 in cash, of which $1,611 was allocated to acquired inventory and $70,604 to goodwill. The equipment and other assets used in the operation of the business are property of the YMCA and no other tangible or identifiable intangible assets other than inventory were acquired, with the balance being allocated to goodwill.

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

Acquisition of BGR: The Burger Joint

The Company completed the acquisition of BGR: The Burger Joint effective March 15, 2015. The Company allocated the purchase price as of the date of acquisition based on appraisals and estimated the fair value of the acquired assets and assumed liabilities. In consideration of the purchased assets, the Company paid a purchase price consisting of $4.0 million in cash, 500,000 shares of the Company’s common stock valued at $1.0 million, and a contractual working capital adjustment of $276,429. The fair value of the shares was the closing stock market price on the date the acquisition was consummated.

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

Acquisition of Little Big Burger

On September 30, 2015, the Company completed the acquisition of various entities operating eight Little Big Burger restaurants in Oregon. In consideration of the purchased assets, the Company paid a purchase price consisting of $3.6 in cash and 1,874,063 shares of the Company’s common stock valued at $2.1 million. The fair value of the shares was the closing stock market price on the date the acquisition was consummated.

The acquisitions were accounted for using the purchase method of accounting in accordance with ASC 805 “Business Combinations” and, accordingly, the consolidated statements of operations and comprehensive loss include the results of these operations from the dates of acquisition. The assets acquired and the liabilities assumed were recorded at estimated fair values based on information currently available and based on certain assumptions as to future operations as follows:

	2015 Acquisitions
	BGR: The Burger Joint	BT’s Burger Joint	Little Big Burger	Total
Consideration paid:
Common stock	$1,000,000	$1,000,848	$2,061,469	$4,062,317
Cash	4,276,429	1,400,000	3,600,000	9,276,429
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

Cash acquired	11,000	8,000	234,638	253,638
Property and equipment	2,164,023	1,511,270	1,711,990	5,387,283
Goodwill	663,037	1,040,542	2,938,279	4,641,858
Trademark/trade name/franchise fee	2,750,000	-	1,550,000	4,300,000
Inventory, deposits and other assets	296,104	103,451	73,779	473,334
Accounts held in escrow to satisfy acquired liabilities	-	-	675,000	675,000
Total assets acquired, less cash	5,884,164	2,663,263	7,183,686	15,731,113
Liabilities assumed	(607,735)	(262,415)	(949,857)	(1,820,007)
Deferred tax liabilities	-	-	(572,360)	(572,360)
Total consideration paid	$5,276,429	$2,400,848	$5,661,469	$13,338,746

4. INVESTMENTS

Investments at cost consist of the following at December 31, 2016 and 2015:

	2016	2015

Chanticleer Investors, LLC	$800,000	$800,000

Chanticleer Investors LLC – The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC., which in turn holds a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide.

In November 2015, the Company received a cash distribution totaling $543,130 on its 3% equity interest in Hooters of America, of which $324,054 is included in management fee income and $219,076 in other income in the accompanying consolidated statements of operations and comprehensive loss. Hooters of America did not make distributions in 2016, instead retaining its cash flow for investment in additional company store locations.

5. DISCONTINUED OPERATIONS

In June 2016, the Company approved a plan to exit the Australia and Eastern Europe markets, authorizing management to sell or close its five Hooters stores in Australia and its one store in Budapest.

The Company completed the sale of the Hooters Australia and Budapest stores during the third quarter of 2016, transferring substantially all of the assets and liabilities of those operations to the local operating groups. In both cases, the Company did not receive any proceeds from the transfer, although in the case of Hooters Australia, the Company retained a five-year option to repurchase a 20% interest in the stores for $1.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations are as follows:

	December 31, 2016	December 31, 2015
Cash	$-	$303,471
Accounts receivable	-	19,328
Inventory	-	157,079
Property, plant and equipment	-	4,497,168
Goodwill and intangible assets	-	505,138
Other assets	-	500,546
Valuation allowance	-	-
Total	-	5,982,730

Accounts payable and accrued liabilites	-	889,177
Due to affiliates	-	390,779
Deferred rent	-	58,647
Total	-	1,338,603

Net Assets of discontinued operations	$-	$4,644,127

The major line items comprising the loss of discontinued operations are as follows:

	Year Ended
	December 31, 2016	December 31, 2015

Revenue	$3,427,928	$7,043,222
Restaurant cost of sales	1,196,734	2,281,649
Restaurant operating expenses	2,780,441	5,137,605
Restaurant pre-opening and closing expenses	-	258,850
General and administrative expenses	296,343	616,740
Depreciation and amortization	436,144	667,453
Other	22,893	(34,328)
Loss of discontinued operations	(1,304,627)	(1,884,747)
Loss on write-down of net assets	(3,762,253)	(4,489,043)
Total pretax loss of discontinued operations	(5,066,880)	(6,373,790)
Income tax	-	-
Loss on discontinued operations	$(5,066,880)	$(6,373,790)

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Leasehold improvements	$10,363,996	$10,094,130
Restaurant furniture and equipment	6,716,926	6,243,196
Construction in progress	582,265	-
Office and computer equipment	68,303	5,470
Land and buildings	826,664	708,020
Office furniture and fixtures	108,030	104,406
	18,666,184	17,155,222
Accumulated depreciation and amortization	(7,152,491)	(5,011,158)
	$11,513,693	$12,144,064

Depreciation and amortization expense was $2,029,804 and $1,468,144 for the years ended December 31, 2016 and 2015, respectively.

7. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Hooters Full Service	$4,461,167	$4,890,332
Better Burgers Fast Casual	7,448,848	7,386,656
Just Fresh Fast Casual	495,755	425,151
	$12,405,770	$12,702,139

The changes in the carrying amount of goodwill are summarized as follows:

	December 31, 2016	December 31, 2015
Beginning Balance	$12,702,139	$8,325,979
Acquisitions	70,604	4,579,666
Adjustments	62,192	-
Foreign currency translation (loss) gain	(429,165)	(203,506)
Ending Balance	$12,405,770	$12,702,139

An evaluation was completed effective December 31, 2016 at which time the Company determined that no impairment was necessary for any of the Company’s goodwill balances.

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at December 31, 2016 and December 31, 2015:

	Estimated Useful Life	December 31, 2016	December 31, 2015
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinte	1,430,000	1,430,000
Little Big Burger	Indefinte	1,550,000	1,550,000
		5,776,930	5,776,930
Franchise fees:
Hooters South Africa	20 years	322,258	286,732
Hooters Pacific NW	20 years	88,826	90,000
BGR: The Burger Joint	Indefinite	1,320,000	1,320,000
Hooters UK	20 years	30,848	-
		1,761,932	1,696,732
Total Intangibles at cost		7,538,862	7,473,662
Accumulated amortization		(1,008,619)	(696,726)
Intangible assets, net		$6,530,243	$6,776,936

	Year Ended
	December 31, 2016	December 31, 2015
Amortization expense	$311,893	$229,370

8. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	December 31, 2016	December 31, 2015

Note Payable, due January 2017, net of discount of $0 and $171,868, respectively (a)	$5,000,000	$4,828,132

Note Payable, due April 2017 (b)	725,231	942,918

Note Payable, due October 2018 (c )	85,974	132,596

Mortgage Note, South Africa, due July 2024 (d)	215,962	208,131

Bank overdraft facilities, South Africa, annual renewal (e )	124,598	180,377

Equipment financing arrangements, South Africa (f)	145,430	189,490

Receivable financing facilities (g)	161,899	-

Total long-term debt	$6,459,094	$6,481,644
Current portion of long-term debt	6,171,649	5,383,003
Long-term debt, less current portion	$287,445	$1,098,641

(a) The Company has a note payable of $5 million with Florida Mezzanine Fund. The note obligation was assumed in connection with Company’s acquisition of Hooter’s Australia, which the Company subsequently discontinued. The note, which bears interest at an annualized rate of 12%, was originally due and payable effective December 31, 2016. In connection with the Company’s agreement to conduct capital raise and apply a portion of the proceeds to the note, the lender has agreed to waive defaults and extend the note maturity by eighteen months. The Company is continuing to negotiate with the lender for changes to the current payment and other terms. While the lender has not demanded repayment, discussions are ongoing and it is unclear if the lender agrees that the Company met all terms of the extension as of December 31, 2016; therefore, the note continues to be reflected as a current liability on the December 31, 2016 balance sheet.

In connection with the payment of past due interest, the Company issued 562,900 shares of its common stock to the lender. Concurrently, the Company entered into a put agreement with Florida Mezzanine Fund during 2016 which provides the lender the right to require the Company to repurchase those shares at a price of $0.62 cents per share. This put right originally expired in January 2017 and was subsequently extended to March 31, 2017, and may likely be extended beyond that date in connection with other discussion with the lender. The shares subject to the repurchase obligation have been reflected as a redeemable temporary equity on the accompanying consolidated balance sheet as of December 31, 2016.

(b) The Company has a $1 million term note payable with Paragon Bank with a current balance of $0.7 million. The note bears interest at 5.0%, and is payable in monthly installments of principal and interest of $8,500 with a $392,325 balloon payment due at maturity. Paragon’s note is collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company. The notes matured in January 2017 and Paragon has extended the maturity through April 2017.

(c) The Company has a note payable with Paragon due on October 10, 2018, bearing interest at a 5% annual rate, with principal and interest monthly payments of $11,532. Paragon’s note is collateralized by substantially all of the Company’s assets and guaranteed by an officer of the Company.

(d) In April 2014, our South African subsidiary entered into a mortgage note with a South African bank for the purchase of the building in Port Elizabeth for our Hooters location. The 10-year note as originally entered into for $330,220 with an annual interest rate of 2.6% above the South African prime rate (prime currently 9.25%). Monthly principal and interest payments are approximately $4,600. The mortgage note is personally guaranteed by our CEO and South African COO and secured by the assets of the Port Elizabeth building.

(e) The Company’s South African subsidiary has local bank financing in the form of term and overdraft facilities, which are payable on demand and renew annually.

(f) The Company’s South African subsidiary has three local equipment financing arrangements in the form of term loans. The obligations bear interest at South African Prime plus 3.0% with monthly payments through maturity are various dates in 2018 and 2019.

(g) The Company entered into two Receivables Financing Agreements during 2016. During the third calendar quarter of 2016, in consideration for proceeds to the Company of $125,000, the Company agreed to remit a total of $156,250 from the merchant accounts of two of its restaurant locations directly to the lender over an estimated nine-month period. The daily amounts to be remitted to the lender, and the resulting term under which the borrowings will ultimately be outstanding, are based on remitting approximately 5% of the total daily credit card receipts of the two restaurant locations resulting the in $156,250 being paid in full approximately nine months from inception.

During the fourth quarter of 2016, in consideration for additional proceeds of $150,000, the Company added this amount to the aforementioned agreement and agreed to remit a total of $270,773 from the merchant accounts of one of its restaurant locations directly to a lender. The Company agreed to make payments of $1,547 per day for 175 business days.

The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements.

9. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	December 31, 2016	December 31, 2015

6% Convertible notes payable issued in August 2013 (a)	$3,000,000	$3,000,000
Discounts on above convertible note	-	(583,341)
Discounts on above convertible note	-	-
8% Convertible notes payable issued in Nov/Dec 2014 (b)	100,000	100,000
Discounts on above convertible note	-	-
8% Convertible notes payable issued in January 2015 (c )	150,000	150,000
Discounts on above convertible note	(46,936)	(93,231)
8% Convertible notes payable issued in January 2015 (d)	475,000	475,000
Discounts on above convertible note	-	(238,152)
Total Convertible notes payable	3,678,064	2,810,276
Current portion of convertible notes payable	-	(2,810,276)
Convertible notes payable, less current portion	$3,678,064	$-

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. The funding from the private offering was used exclusively for the acquisition of the Nottingham, England Hooters restaurant location. The Notes, which had reached maturity on December 31, 2016, contained the following principal terms:

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

In connection with the Company’s agreement to conduct capital raise and apply a portion of the proceeds to the notes, the lenders agreed to waive defaults and extend the note maturity by eighteen months (to June 30, 2018). The notes were classified as current liabilities as of December 31, 2015. The notes have been reflected as a non-current liability on the December 31, 2016 balance sheet as the waiver and extension was received prior to the issuance of the consolidated financial statements.

(b) During November and December 2014, the Company entered into agreements whereby the Company issued 3-year convertible notes in the amounts of $250,000 and $100,000, respectively. The notes accrue annualized interest of 8% until the date the notes are converted. The notes are convertible into the Company’s common stock (at 85% of lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the last complete Trading Day prior to the Conversion Date. The Company also issued 5 year warrants of 62,500 and 25,000, respectively, with an exercise price of $2.50 per share. In March 2015, the debt holder converted $250,000 principal plus accrued interest into 168,713 shares of the Company’s common stock. In connection with the conversion, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $88,724.

In March 2017, subsequent to the date of these financial statements, the Company and the lenders agreed to exchange the convertible notes for a new note with a 2-year term (due March, 2019), interest at 2%, and a $0.30 conversion price (see Note 16 - Subsequent Events). The notes have been reflected as a non-current liability on the December 31, 2016 balance sheet as the waiver and extension was received prior to the issuance of the consolidated financial statements.

(c) In January 2015, the Company issued a convertible promissory note for a total of $150,000. The note accrues interest at 8% per annum until the date the notes are converted. The notes are convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the note matures three years from the issuance date. The Company also issued warrants to purchase 37,500 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants was $108,600 and $30,314, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying condensed consolidated balance sheet, with its carrying value marked to market at each balance sheet date.

In March 2017, subsequent to the date of these financial statements, the Company and the lenders agreed to exchange the convertible notes for a new note with a 2-year term due March, 2019, interest at 2%, and a $0.30 conversion price (see Note 16 - Subsequent Events). The notes have been reflected as a non-current liability on the December 31, 2016 balance sheet as the waiver and extension was received prior to the issuance of the consolidated financial statements.

(d) In January 2015, the Company issued convertible promissory notes for $1,000,000. The notes accrue interest at 8% per annum until the date the notes are converted. The notes are convertible into the Company’s common stock at 85% of the average of the lowest three closing trading prices over ten days prior the conversion date. The conversion price is subject to a floor of $1.00 per share and a ceiling of $2.00. If not converted, the notes mature three years from the issuance date. The holder could demand payment in full after one year from the issuance date. The Company also issued warrants to purchase 250,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants was $670,300 and $202,358, respectively. The resulting debt discount is being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a derivative liability in the accompanying consolidated balance sheet, with its carrying value marked to market at each balance sheet date. $525,000 of the $1,000,000 note has been converted into common stock during 2015. In connection with the conversions, the Company recognized a loss on extinguishment of convertible debt, related accrued interest, penalties and derivative liabilities totaling $145,833 during 2015.

In March 2017, subsequent to the date of these financial statements, the Company and the lenders agreed to exchange the convertible notes for a new note with a 2-year term (due March, 2019), interest at 2%, and a $0.30 conversion price (see Note 16 - Subsequent Events). The notes have been reflected as a non-current liability on the December 31, 2016 balance sheet as the waiver and extension was received prior to the issuance of the consolidated financial statements.

In addition, in March 2015, the Company issued a convertible promissory note for $1,000,000. During June 2015, this $1,000,000 million note was converted into 500,000 shares of common stock at the $2.00 per share contractual conversion price. The note accrued interest at 9% per annum until the date the note was converted. The note was convertible into the Company’s common stock at $2.00 per share. If not converted, the note matured two years from the issuance date. The Company also issued warrants to purchase 320,000 shares of common stock, exercisable at $2.50 per share for a period of up to 5 years from the note’s original issuance date. The fair value of the embedded conversion feature and the warrants on the date of issuance was $455,008 and $315,008, respectively. The resulting debt discount was being amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations and comprehensive loss. The embedded conversion feature is accounted for as a component of additional paid-in capital in the accompanying consolidated balance sheet. On the date of conversion, $643,371 of unamortized debt discount was accelerated and recognized as interest expense in the accompanying condensed consolidated statement of operations and comprehensive loss.

10. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	December 31, 2016	December 31, 2015

Accounts payable and accrued expenses	$3,807,880	$3,547,174
Accrued taxes (VAT, Sales Payroll)	988,056	784,842
Accrued income taxes	71,713	27,709
Accrued interest	685,419	380,406
	$5,553,068	$4,740,131

11. INCOME TAXES

The breakout of the loss from continuing operations before income taxes between domestic and foreign operations is below:

	2016	2015
Income (Loss) from continuing operations before income taxes
United States	$(4,155,057)	$(7,828,941)
Foreign	7,486	(65,346)
	$(4,147,571)	$(7,894,285)

The Income Tax (benefit) provision from continuing operations consists of the following:

Foreign
Current	$66,680	$93,037
Deferred	55,670	135,280
Change in Valuation Allowance	(55,670)	(135,280)
U.S. Federal
Current	-	-
Deferred	(1,614,833)	(1,838,235)
Change in Valuation Allowance	1,734,224	1,922,815
State & Local
Current	-	-
Deferred	(167,597)	(216,263)
Change in Valuation Allowance	179,989	226,214
	$198,463	$187,568

The (benefit) provision for income tax, from continuing operations, using statutory U.S. federal tax rate of 34% is reconciled to the company’s effective tax rate as follows:

	2016	2015
Computed “expected” income tax benefit	$(1,410,174)	$(2,684,057)
State income taxes, net of federal benefit	(146,357)	(315,771)
Foreign rate differential	-	87,657
Prior year true-ups other deferred tax balances	(337,713)	322,936
Permanent Items	27,219	11,698
Capital loss expiration	-	333,837
Convertible Debt Issuances and conversions	-	482,018
Foreign Tax Expense	66,680	93,037
Other	140,265	(157,536)
Change in valuation allowance	1,858,543	2,013,749
Effective Rate	$198,463	$187,568

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets for continuing operations at December 31, 2016 and 2015 were:

	2016	2015
Net operating loss carryforwards	$9,291,804	$8,612,906
Capital loss carryforwards	152,772	154,700
Section 1231 loss carryforwards	111,506	15,080
Charitable contribution carryforwards	33,998	16,815
Derivative liability	0	468,011
Other	260,086	190,551
Restaurant startup costs	89,159	137,893
Accrued Expenses	686,321	36,182
Deferred occupancy liabilities	261,181	290,500
Total deferred Tax Assets	10,886,827	9,922,638

Property and equipment	(765,187)	(978,583)
Convertible debt	(17,611)	(811,177)
Investments	(80,246)	(90,200)
Intangibles and Goodwill	(536,891)	(282,547)
Total deferred tax liabilities	(1,399,935)	(2,162,507)

Net deferred tax assets	9,486,892	7,760,131
Valuation Allowance	(10,972,446)	(9,113,900)
	$(1,485,554)	$(1,353,771)

Excluded from the above table of deferred tax assets are approximately $2,940,000 and $3,213,000 for net operating loss carryforwards and related valuation allowances for discontinued operations at December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the company has U.S. federal and state net operating loss carryovers of approximately $32,893,000 and $29,635,000 respectively, which will expire at various dates beginning in 2031 through 2036, if not utilized. As of December 31, 2016 and 2015 the company has foreign net operating loss carryovers of approximately $1,352,000 (for South Africa) and $2,284,000 ($701,000 for Hungary, $1,175,000 for South Africa, and $408,000 for Australia) respectively. Depending on the jurisdiction, some of these net operating loss carryovers will begin to expire within 5 years, while other net operating losses can be carried forward indefinitely as long as the company is trading. The company has a capital loss carryforward of $407,000 which expires between 2016 and 2017 if not utilized. In accordance with Section 382 of the internal revenue code, deductibility of the company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past 3 years were analyzed and it was determined that there was no change of control as of December 31, 2016.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2016 and December 31, 2015 the change in valuation allowance related to continuing operations was approximately $1,858,543 and $2,013,749, respectively.

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

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2016 and 2015 no interest or penalties were required to be reported.

No provision was made for U.S. or foreign taxes on approximately $1,267,000 of undistributed earnings of the Company as such earnings are considered to be permanently reinvested. Such earnings have been, and will continue to be, reinvested, but could become subject to additional tax if they were remitted as dividends, loaned to the Company, or if the Company should sell its interests in the foreign entities. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed earnings or on any book-tax basis differences. Earnings from the U.K. subsidiary are no longer considered to be permanently reinvested. Therefore, for deferred tax purposes only, the company has deemed the earnings to be repatriated to the parent company as a dividend. This deemed dividend is fully offset by the company’s net operating losses, so there is no deferred tax expense on the deemed repatriation.

12. STOCKHOLDERS’ EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both December 31, 2016 and December 31, 2015. The Company had 21,394,247 and 21,337,247 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both December 31, 2016 and December 31, 2015.

Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to the date of issuance. Dividends will be paid prior to any dividend to the holders of common stock. The Series 1 Preferred in non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. Chanticleer is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term.. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of December 31, 2016, 19,050 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering. In addition, 43,826 additional shares were issued following in February 2016 for a total of 62,876 issued and outstanding as the date of this report (See Note 16 Subsequent Events).

In connection with the payment of past due interest on its $5 million note payable, the Company issued 562,900 shares of its common stock to the lender. Concurrently, the Company entered into a put agreement with Florida Mezzanine Fund during 2016 which provides the lender the right to require the Company to repurchase those shares at a price of $0.62 cents per share. This put right originally expired in January 2017 and was subsequently extended to March 31, 2017, and may conceivably be extended beyond that date in connection with ongoing discussion with the lender. The shares subject to the repurchase obligation have been reflected as a redeemable temporary equity on the accompanying consolidated balance sheet as of December 31, 2016.

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

As of December 31, 2016, the Company had issued 325,340 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of December 31, 2016 and December 31, 2015. The Company issued 150,000 restricted stock units to employees during 2016. Approximately 3,674,660 shares remained available for grant in the future.

The Company also has issued warrants to investors in connection with financing transactions. Fair value of any warrant issuances is valued utilizing the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities.

A summary of the warrant activity during the years ended December 31, 2016 and 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding January 1, 2016	9,506,304	$4.93	1.5
Granted	190,500	1.35	7.0
Exercised	-	-
Forfeited	(474,772)	(2.63)	-
Outstanding December 31, 2016	9,222,032	$4.98	1.7

Exercisable December 31, 2016	9,222,032	$4.98	1.7

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants

> $4.00	7,439,631	1.5	7,439,631
$3.00-$3.99	499,901	2.6	499,901
$2.00-$2.99	779,500	3.1	779,500
$1.00-$1.99	503,000	4.3	503,000
	9,222,032		9,222,032

13. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015

Hoot SA I, LLC	$-	$12,963
Chanticleer Investors, LLC	194,350	-
	$194,350	$12,963

The amount from Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which is payable to the Company’s co-investors in that investment.

14. SEGMENTS OF BUSINESS

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

The following are revenues and operating income (loss) from continuing operations by segment as of and for the years ended December 31, 2016 and 2015. The Company does not aggregate or review non-current assets at the segment level.

	Year Ended
	December 31, 2016	December 31, 2015
Revenue:
Hooters Full Service	$13,328,809	$14,887,874
Better Burgers Fast Casual	22,588,557	14,542,094
Just Fresh Fast Casual	5,684,635	5,498,790
Corporate and Other	100,000	424,829
	$41,702,001	$35,353,587

Operating Income (Loss):
Hooters Full Service	$116,843	$(194,442)
Better Burgers Fast Casual	(372,401)	(1,356,984)
Just Fresh Fast Casual	(33,529)	(33,248)
Corporate and Other	(2,330,801)	(3,495,125)
	$(2,619,888)	$(5,079,799)

Depreciation and Amortization
Hooters Full Service	$534,210	$541,799
Better Burgers Fast Casual	1,481,005	969,331
Just Fresh Fast Casual	323,108	182,173
Corporate and Other	3,374	4,211
	$2,341,697	$1,697,514

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31, 2016	December 31, 2015
Revenue:
United States	$33,374,791	$25,528,468
South Africa	5,409,648	6,430,524
Europe	2,917,562	3,394,595
	$41,702,001	$35,353,587

Operating Income (Loss):
United States	$(2,712,766)	$(5,114,687)
South Africa	(114,971)	(162,228)
Europe	207,849	197,116
	$(2,619,888)	$(5,079,799)

Non-current Assets:	December 31, 2016	December 31, 2015
United States	$26,812,062	$33,417,290
South Africa	2,519,135	2,186,644
Europe	2,361,246	2,782,697
	$31,692,443	$38,386,631

15. COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for our 6 restaurants in South Africa, 1 restaurant in Nottingham, United Kingdom, and 36 restaurants in the U.S. The South Africa leases are for five-year terms and include options to extend the terms. The terms for our U.S. restaurant leases vary from two to ten years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. We also lease our corporate office space in Charlotte, North Carolina.

Rent obligations for are presented below:

Total
12/31/2017	$3,887,253
12/31/2018	3,782,172
12/31/2019	3,682,395
12/31/2020	3,239,564
12/31/2021	2,711,403
thereafter	8,587,216
$25,890,003

Rent expense for the years ended December 31, 2016 and December 31, 2015 was $3.4 million and $3.0 million respectively. Rent expense for the years ended December 31, 2016 and 2015 for the Company’s restaurants was $3.3 million and $3.0 million, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statements of Operations and Comprehensive Loss. Rent expense for the years ended December 31, 2016 and 2015 for the non-restaurants was $50 thousand and $35 thousand, and is included in the “General and administrative expense” of the Consolidated Statements of Operations and Comprehensive Loss.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of December 31, 2016 or 2015 in the accompanying consolidated balance sheets.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. On January 19, 2017, the case was dismissed with no damages being awarded and no amounts have been reflected in the accompanying consolidated balance sheets as of December 31, 2016, or December 31, 2015.

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

In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying consolidated balance sheets as of December 31, 2015. As of December 31, 2016, the lawsuit had been fully resolved and all amounts paid by the sellers. Accordingly, no amounts are reflected in the Company’s consolildated balance sheet as of December 31, 2016.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

16. SUBSEQUENT EVENTS

Rights Offering and Preferred Units

As of December 31, 2016, the Company had issued 19,050 units, each unit consisting of one share of Series 1 Preferred Stock and one Series 1 warrants to purchase 10 shares of Common Stock at a strike price of $1.35 and a 7-year term. The preferred stock is presented as a liability as it is subject to mandatory redemption on the accompanying consolidated balance sheet as of December 31, 2016 (see Note 12 “Stockholder’s Equity).

Subsequent to December 31, 2016 the Company continued its rights offering through February 10, 2017. The total subscription proceeds received by the Company amounted to $848,826 before payment of the dealer-manager and placement agent fees and other offering expenses and the Company issued a total of 62,875 units representing 62,875 shares of Series 1 Preferred Stock and 62,875 warrants which entitle the holders to purchase 628,750 shares of common stock at a price of $13.50 with a 7-year term.

Receivables Financing Facilities

During February 2017, in consideration for proceeds of $330,000, the Company agreed to remit a total of $412,500 from the merchant accounts of eight of its restaurant locations directly to a lender. The Company agreed to make payments of $1,965 per day for 210 days. The Company has the option to payoff the loan early by remitting a total of $372,900 by the 120th day.

During March 2017 in consideration for proceeds of $150,000, the Company agreed to remit a total of $205,500 from the merchant accounts of three of its restaurant locations directly to the lender. The Company agreed to make payments of $856.25 per day for 240 days.

The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements.

Convertible Note Exchanges

Pursuant to exchange agreements dated and effective March 10, 2017 by and between the Company and four existing note holders, the Company exchanged its 8% convertible notes (see Note 9 - Convertible Debt) in the aggregate principal amount of $725,000, which notes were in default, for new two-year 2% notes, in the aggregate principal amount of $820,107, representing principal and unpaid accrued interest. The original convertible notes were canceled and the new convertible notes may be converted to common stock of the Company, at the option of the holder, at a conversion price of $0.30 per share and may be called by the holder after the one-year anniversary of the exchange date.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2016. Our management has determined that, as of December 31, 2016, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2016, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal controls over financial reporting:

●	As the Company recently completed multiple acquisitions in a short period of time, it operated multiple accounting systems using disparate charts of accounts and inconsistent financial close procedures and timetables for a large portion of the current year. The lack of consistency makes it more difficult to ensure that the consolidated financial records are completed timely and on a consistent basis each reporting period, which increases the risk of undetected errors.

●	The Company’s financial close procedures are not formally documented across the organization with the degree of consistency necessary to ensure that financial statements are prepared consistently and accurately each reporting period.

●	The Company’s information systems, as well as the organization and storage of critical financial records, were not deemed adequate to ensure the timely ability to recover from a disaster or prevent the accidental loss of critical financial records.

●	The Company’s financial statements include complex transactions and financial instruments that are subject to extensive technical accounting standards that increase the risk of undetected errors and where the Company’s internal resources do not possess deep technical specialization.

●	The Company performs extensive reconciliation and manual review procedures to ensure that the financial statements results are accurately presented, however, there is inconsistent and informal documentation of those review procedures.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of December 31, 2016,

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional qualified personnel with experience in financial reporting and internal controls. We have also migrated substantially all of our operations to a common accounting system during 2016 and are now utilizing a common chart of accounts and improved accounting close and review procedures throughout many of our operations.

As of January 1, 2017, the Company continued the remediation process by transitioning the majority of its accounting functions to a more robust central accounting system, consolidated its Burger operations to a common point of sale platform, and automated many of the underling transactional processes to further standardize, streamline and enhance consistency in preparing financial reports. While these changes were not in place in time to have any impact on our assessment as of December 31, 2106, management expects internal controls over financial reporting to improve during 2017 as a result of these actions.

Changes in Internal Control over Financial Reporting — As a result of the acquisitions, the Company has been evaluating additional changes to processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. Except for the activities described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at December 31, 2016 and 2015

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015

●	Consolidated Statements of Stockholders’ Equity at December 31, 2016 and 2015

●	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

●	Notes to the Consolidated Financial Statements

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

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2017.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 31, 2017	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

March 31, 2017	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

March 31, 2017	Director	/s/ Greg Kraut
Greg Kraut

March 31, 2017	Director	/s/ Russell J. Page
Russell J. Page

March 31, 2017	Director	/s/ Neil Kiefer
Neil Kiefer

March 31, 2017	Director	/s/ Keith Johnson
Keith Johnson

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreements for Australian Entities dated June 30, 2014 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507)

3.2	Certificate of Merger, filed May 2, 2005 (Incorporated by reference to Exhibit 2.1 filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

3.3	Certificate of Amendment, filed July 16, 2008 (Incorporated by reference to Exhibit 3.1 filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012)

3.4	Certificate of Amendment, filed March 18, 2011 Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 18, 2011)

3.5	Certificate of Amendment, filed May 23, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2012)

3.6	Certificate of Amendment, filed February 3, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

3.7	Certificate of Amendment, filed October 2, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2014)
3.8	Form of Certificate of Designation of the Series 1 Preferred Stock (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed December 5, 2016)

3.8	Bylaws (Incorporated by reference to Exhibit 3.II.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507))

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

4.2	Form of Unit Certificate dated June 2012 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.3	Form of Warrant Agency Agreement dated June 2012 with Form of Warrant Certificate with $6.50 Exercise Price (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.4	Form of 6% Secured Subordinate Convertible Note dated August 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013)

4.5	Form of Warrant for August 2013 Convertible Note with $3.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013).

4.6	Form of Warrant for September 2013 Merger Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 1, 2013)

4.7	Form of Warrant for September 2013 Subscription Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 10, 2013)

4.8	Form of Warrant for November 2013 Subscription Agreement with $5.50 and $7.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on November 13, 2013)

4.9	Form of Warrant for January 2015 Subscription Agreement with $2.50 Exercise Price (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.1	Form of Franchise Agreement between the Company and Hooters of America, LLC (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

10.2*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

10.3	Debt Assumption Agreements, dated July 1, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.4	Gaming Assignment, dated July 1, 2014 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.5	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., The Burger Company, LLC and American Burger Morehead, LLC dated September 9, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 10, 2014)

10.6	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., Dallas Spoon, LLC and Express Working Capital, LLC d/b/a CapRock Services dated December 31, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 6, 2015)

10.7	Form of Subscription Agreement dated January 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.8	Form of Note dated January 2015 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.9	Form of Registration Rights Agreement dated January 2015 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.10	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BGR Holdings, LLC and BGR Acquisition LLC, dated February 18, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 18, 2015)

10.11	Membership Interest Purchase Agreement dated July 31, 2015 (Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 3, 2015)

10.12	Form of Leak Out Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.13	Form of Securities Account Control Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.14	Stock Pledge and Security Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.15	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 31, 2015)

10.16	Amendment No. 1 to Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated May 31, 2015 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-3, Registration No. 333- 203679, as filed June 3, 2015)

10.17	Form of Securities Purchase Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.18	Agreement dated April 24, 2015 by and among the Company, AT Media Corp. and Aton Select Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.19	Registration Rights Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.20	Membership Interest Purchase Agreement dated July 31, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on August 3, 2015)

10.21	Form of Leak out Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.22	Form of Securities Account Control Agreement Form of Leak out Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.23	Stock Pledge and Security Agreement dated September 30, 2015 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.24	Business sale agreement to purchase the assets of Hoot Campbelltown Pty Ltd and Hoot Penrith Pty Ltd for the purchase price of $390,000 AUD dated August 12, 2015 (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10K for the period ending December 31, 2015, as filed March 30, 2016)

10.25	Business sale agreement to purchase the assets of Hoot Gold Coast Pty Ltd and Hoot Townsville Pty Limited dated August 12, 2015 (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10K for the period ending December 31, 2015, as filed March 30, 2016)

42

10.26

Business sale agreement to purchase the assets of Hoot Parramatta Pty Ltd dated August 13, 2015 (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10K for the period ending December 31, 2015, as filed March 30, 2016)

10.27

Second Amendment to Assumption and Assignment Agreement dated October 22, 2016 by and between the Company and Florida Mezzanine Fund, LLLP (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed October 28, 2016)

10.28	Form of Exchange Agreement dated March 10, 2017 by and between the Company and certain note holders+

10.29	Form of 2% Convertible Promissory note issued March 10, 2017+

10.30	Amendment to 6% Secured Subordinated Convertible Note by and between the Company and certain note holder.

21	Subsidiaries of the Company+

23.1	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm+

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015 and December 31, 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014, and (v) the Notes to the Financial Statements.

* Denotes an executive compensation plan or agreement

+ Filed herewith

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned

