Form 10-Q
period 2017-03-31
Chanticleer Holdings, Inc.
filed 2017-05-15
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer (do not check if Smaller Reporting Company) [ ]
Smaller Reporting Company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 11, 2017 was 24,743,015 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$277,820	$268,575
Accounts and other receivables	349,003	524,481
Inventories	520,024	539,550
Prepaid expenses and other current assets	424,231	461,074
TOTAL CURRENT ASSETS	1,571,078	1,793,680
Property and equipment, net	11,498,775	11,513,693
Goodwill	12,438,151	12,405,770
Intangible assets, net	6,441,840	6,530,243
Investments	800,000	800,000
Deposits and other assets	465,526	442,737
TOTAL ASSETS	$33,215,370	$33,486,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,265,366	$5,553,068
Current maturities of long-term debt and notes payable,	784,628	6,171,649
Current maturities of capital leases payable	14,952	18,449
Due to related parties	194,350	194,350
Deferred rent	100,260	173,775
TOTAL CURRENT LIABILITIES	6,359,556	12,111,291
Long-term debt, less current portion	6,013,791	287,445
Convertible notes payable, net of debt discount of $296,086 and $46,936, respectively	3,374,022	3,678,064
Redeemable preferred stock: no par value, 62,876 and 19,050 issued and outstanding, net of discount of $173,666 and $0, respectively	589,314	257,175
Deferred rent	2,051,057	1,961,751
Deferred tax liabilities	1,485,554	1,485,554
TOTAL LIABILITIES	19,873,294	19,781,280
Commitments and contingencies (Note 15)
Common stock subject to repurchase obligation; 562,900 shares issued and outstanding	349,000	349,000
Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 and 19,050 shares issued issued and outstanding, respectively	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 22,149,108 and 21,394,247 shares, respectively	2,215	2,140
Additional paid in capital	57,099,151	55,924,269
Accumulated other comprehensive loss	(1,108,828)	(1,155,658)
Accumulated deficit	(43,957,536)	(42,206,325)
Total Chanticleer Holdings, Inc, Stockholder’s Equity	12,035,002	12,564,426
Non-Controlling Interests	958,074	791,417
TOTAL STOCKHOLDERS’ EQUITY	12,993,076	13,355,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,215,370	$33,486,123

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:
Restaurant sales, net	$9,653,154	$9,804,690
Gaming income, net	106,067	99,534
Management fee income	24,990	25,000
Franchise income	75,786	182,552
Total revenue	9,859,997	10,111,776
Expenses:
Restaurant cost of sales	3,191,390	3,249,970
Restaurant operating expenses	5,674,560	5,515,013
Restaurant pre-opening and closing expenses	14,435	7,555
General and administrative expenses	1,375,620	1,674,880
Depreciation and amortization	593,380	570,441
Total expenses	10,849,385	11,017,859
Operating loss from continuing operations	(989,388)	(906,083)
Other (expense) income
Interest expense	(404,136)	(600,926)
Change in fair value of derivative liabilities	-	615,662
Loss on extinguishment of debt	(362,822)	-
Other income	12,234	7,736
Total other (expense) income	(754,724)	22,472
Loss from continuing operations before income taxes	(1,744,112)	(883,611)
Income tax expense	(3,797)	(33,987)
Loss from continuing operations	(1,747,909)	(917,598)
Discontinued operations
Loss from discontinued operations, net of tax	-	(679,381)
Consolidated net loss	(1,747,909)	(1,596,979)
Less: Net loss attributable to non-controlling interest of continuing operations	20,843	171,616
Net loss attributable to Chanticleer Holdings, Inc.	(1,727,066)	(1,425,363)

Net loss attributable to Chanticleer Holdings, Inc.:
Dividends on redeemable preferred stock	(24,147)	-
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(1,751,213)	$(1,425,363)
Net loss attributable to Chanticleer Holdings, Inc. per common
share, basic and diluted:	$(0.08)	$(0.07)
Weighted average shares outstanding, basic and diluted	22,106,236	21,337,247

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
	March 31, 2017	March 31, 2016

Net loss attributable to Chanticleer Holdings, Inc.	$(1,727,066)	$(1,425,363)
Unrealized loss on available-for-sale securities, net of tax	-	(2,120)
Foreign currency translation	46,831	198,403
Total other comprehensive income	46,831	196,283
Comprehensive loss	$(1,680,235)	$(1,229,080)

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(1,747,909)	$(1,596,979)
Net loss from discontinued operations	-	679,381
Net loss from continuing operations	(1,747,909)	(917,598)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	593,380	570,440
Loss on extinguishment of debt	362,822	-
Common stock and warrants issued for services	102,791	-
Amortization of debt discount	122,694	363,159
Change in assets and liabilities:
Accounts and other receivables	175,478	(80,697)
Prepaid and other assets	14,055	207,532
Inventory	19,526	74,802
Accounts payable and accrued liabilities	(231,283)	627,014
Change in amounts payable to related parties	-	175,000
Derivative liabilities	-	(615,662)
Deferred income taxes	-	32,233
Deferred rent	15,792	(219,725)
Net cash provided by (used in) operating activities from continuing operations	(572,654)	216,498
Net cash used in operating activities from discontinued operations	-	(75,000)
Net cash provided by (used in) operating activities	(572,654)	141,498

Cash flows from investing activities:
Purchase of property and equipment	(450,641)	(256,975)
Cash paid for acquisitions, net of cash acquired	-	(72,215)
Net cash used in investing activities from continuing operations	(450,641)	(329,190)

Cash flows from financing activities:
Proceeds from sale of preferred stock	591,651	-
Expenses related to sale of preferred stock	(258,153)	-
Loan proceeds	512,780	-
Loan repayments	(194,069)	(136,575)
Capital lease payments	(4,779)	(10,783)
Contribution of non-controlling interest	375,000	13,017
Net cash provided by financing activities from continuing operations	1,022,430	(134,341)
Effect of exchange rate changes on cash	10,110	4,468
Net increase (decrease) in cash	9,245	(317,565)
Cash, beginning of period	268,575	1,224,415
Cash, end of period	$277,820	$906,850

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows, continued

	March 31, 2017	March 31, 2016

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$335,699	$31,728
Income taxes	-	-

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$150,000	$-
Accrued interest settled through issuance of convertible debt	97,503	-

Purchases of businesses:
Current assets excluding cash	$-	$1,611
Goodwill	-	70,604
Cash paid for acquistions	$-	$72,215

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

The Company operates on a calendar year-end. The accounts of Hooters Nottingham (“WEW”), are consolidated based on a 13 and 26 week periods ending on the Sunday closest to each March 31. No events occurred related to the difference between the Company’s reporting calendar period-end and the subsidiary’s period end that materially affected the company’s financial position, results of operations, or cash flows.

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business			Just Fresh
American Roadside Burgers, Inc.	DE, USA	100%	JF Franchising Systems, LLC	NC, USA	56%
ARB Stores			JF Restaurants, LLC	NC, USA	56%
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%	West Coast Hooters
American Roadside McBee, LLC	NC, USA	100%	Jantzen Beach Wings, LLC	OR, USA	100%
American Roadside Southpark LLC	NC, USA	100%	Oregon Owl’s Nest, LLC	OR, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%	Tacoma Wings, LLC	WA, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%	South African Entities
BGR Acquisition 1, LLC			Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Franchising, LLC	VA, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Operations, LLC	VA, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Arlington, LLC	VA, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Cascades, LLC	VA, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Dupont, LLC	DC, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Keene Mill, LLC	VA, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
BGR Old Town, LLC	VA, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Potomac, LLC	MD, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%	European Entities
BGR Tysons, LLC	VA, USA	100%	Chanticleer Holdings Limited	Jersey	100%
BGR Washingtonian, LLC	MD, USA	100%	West End Wings LTD	United Kingdom	100%
Capitol Burger, LLC	MD, USA	100%	Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%	Inactive Entities
BGR Chevy Chase, LLC	MD, USA	100%	Hoot Surfers Paradise Pty. Ltd.	Australia	60%
BT Burger Acquisition, LLC	NC, USA	100%	Hooters Brazil	Brazil	100%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%	DineOut SA Ltd.	England	89%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%	Avenel Financial Services, LLC	NV, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%	Avenel Ventures, LLC	NV, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%	Chanticleer Advisors, LLC	NV, USA	100%
LBB Acquisition, LLC	NC, USA	100%	Chanticleer Investment Partners, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%	Dallas Spoon Beverage, LLC	TX, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%	Dallas Spoon, LLC	TX, USA	100%
LBB Green Lake LLC	OR, USA	50%	American Roadside Cross Hill, LLC	NC, USA	100%
LBB Hassalo LLC	OR, USA	80%	UK Bond Company	United Kingdom	100%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three month periods ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, our cash balance was $0.3 million, our working capital was negative $4.8 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to refinance or otherwise extend maturities of current debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new company stores within our current markets and restaurant concepts, the majority of which will utilize funds already committed from outside investors. As we execute our growth plans over the next twelve months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

We have obligations that are currently due or otherwise payable within the next twelve months from date of issuance of these financial statements. In the event that capital is not available, we may then have to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers.

During March 2017, we extended the payment terms of our convertible debt obligations. During May 2017, we completed a new $6 million private placement of 8% debentures and warrants, the proceeds of which were used to repay, settle and release the $5 million note payable and related obligations to Florida Mezzanine Fund and to provide additional working capital for new store openings and operations.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of March 31, 2017 and 2016 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	March 31, 2017	March 31, 2016
Warrants -Weighted avg exercise price $4.95	9,072,032	9,506,304
Convertible notes - Weighted avg conversion price $0.67	5,233,684	3,772,674
Accrued interest on convertible notes	475,137	178,770
Total	14,780,863	13,457,748

On May 4, 2017, the Company issued 12 million warrants with an exercise price of $0.35. See Note 15 Subsequent Events.

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

In November 2015, the FASB issued ASU No. 2015-07 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities be classified as non-current in a consolidated balance sheet. This guidance was adopted in the first quarter of 2017 and did not materially affect the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not completed its evaluation of effect this update will have on its consolidated financial statements, but does expect there could be a material increase in both assets and liabilities reflected on its consolidated balance sheets as a result of adoption.

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

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At March 31, 2017, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

There were no remaining balances attributable to discontinued operations on the accompanying condensed consolidated balance sheets as of March 31, 2017 or December 31, 2016.

The major line items comprising the loss of discontinued operations are as follows:

	Period Ended
	March 31, 2017	March 31, 2016

Revenue	$-	$1,505,942
Restaurant cost of sales	-	526,825
Restaurant operating expenses	-	1,303,379
General and administrative expenses	-	86,126
Depreciation and amortization	-	258,215
Other	-	10,778
Loss of discontinued operations	-	(679,381)
Loss on write-down of net assets	-	-
Total pretax loss of discontinued operations	-	(679,381)
Income tax	-	-
Loss on discontinued operations	$-	$(679,381)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
Leasehold improvements	$10,714,841	$10,363,996
Restaurant furniture and equipment	6,846,679	6,716,926
Construction in progress	602,522	582,265
Office and computer equipment	68,303	68,303
Land and buildings	844,965	826,664
Office furniture and fixtures	108,030	108,030
	19,185,340	18,666,184
Accumulated depreciation and amortization	(7,686,565)	(7,152,491)
	$11,498,775	$11,513,693

Depreciation and amortization expense was approximately $0.5 million for both periods ended March 31, 2017 and 2016, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	March 31, 2017	December 31, 2016
Hooters Full Service	$4,493,548	$4,461,167
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$12,438,151	$12,405,770

The changes in the carrying amount of goodwill are summarized as follows:

	March 31, 2017	December 31, 2016
Beginning Balance	$12,405,770	$12,702,139
Acquisitions	-	70,604
Adjustments	-	62,192
Foreign currency translation (loss) gain	32,381	(429,165)
Ending Balance	$12,438,151	$12,405,770

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated Useful Life	March 31, 2017	December 31, 2016
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinte	1,430,000	1,430,000
Little Big Burger	Indefinte	1,550,000	1,550,000
		5,776,930	5,776,930
Franchise fees:
Hooters South Africa	20 years	329,393	322,258
Hooters Pacific NW	20 years	88,826	88,826
BGR: The Burger Joint	Indefinite	1,320,000	1,320,000
Hooters UK	20 years	12,500	30,848
		1,750,719	1,761,932
Total Intangibles at cost		7,527,649	7,538,862
Accumulated amortization		(1,085,809)	(1,008,619)
Intangible assets, net		$6,441,840	$6,530,243

	Periods Ended
	March 31, 2017	March 31, 2016
Amortization expense	$75,776	$82,235

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	March 31, 2017	December 31, 2016

Note Payable, due January 2017, net of discount of $0 and $171,868, respectively (b)	$5,000,000	$5,000,000

Note Payable, due April 2017	707,231	725,231

Note Payable, due October 2018	85,974	85,974

Mortgage Note, South Africa, due July 2024	213,685	215,962

Bank overdraft facilities, South Africa, annual renewal	161,647	124,598

Equipment financing arrangements, South Africa	133,984	145,430

Receivables financing facilities (a)	495,898	161,899
Total long-term debt	$6,798,419	$6,459,094
Current portion of long-term debt	784,628	6,171,649
Long-term debt, less current portion	$6,013,791	$287,445

For the three months ended March 31, 2017 and 2016 amortization of debt discount was $0 and $42,969 respectively.

a) During February 2017, in consideration for proceeds of $330,000, the Company agreed to remit a total of $412,500 from the merchant accounts of eight of its restaurant locations directly to a lender. The Company agreed to make payments of $1,965 per day for 210 days. The Company has the option to payoff the loan early by remitting a total of $372,900 by the 120th day.

Also, during March 2017 in consideration for proceeds of $150,000, the Company agreed to remit a total of $205,500 from the merchant accounts of three of its restaurant locations directly to the lender. The Company agreed to make payments of $856.25 per day for 240 days.

The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements.

b) On May 4, 2017, pursuant to a Securities Purchase Agreement (“Purchase Agreement”), the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 (“Debentures”) and warrants to purchase 12,000,000 shares of common stock (“Warrant Shares”) to accredited investors. The Debentures bear interest at a rate of 8% per annum, payable in cash quarterly in arrears. The Debentures mature on December 31, 2018. The Debentures contain customary financial and other covenants, including a requirement to maintain positive Earnings before interest, taxes, depreciation and amortization. The Warrants expire on the tenth anniversary of the Closing Date and have an exercise price equal to $0.35. The Warrants are not exercisable until six months after the Closing Date. The Warrant Shares have registration rights, and, if not registered, the holders will have the right to cashless exercise.

In conjunction with the financing described above, the Company entered into a Satisfaction, Settlement and Release Agreement with Florida Mezzanine Fund LLLP, a Florida limited liability partnership (“Florida Mezz”), pursuant to which Florida Mezz agreed to release the Company from all claims and outstanding obligations pursuant to that certain Assumption Agreement dated June 30, 2014, as amended October 15, 2014 and October 22, 2016, and that certain Agreement dated May 23, 2016, as amended January 30, 2017, in exchange for payment of $5,000,000.

Five million of the net proceeds from the offering were remitted to Florida Mezz, $500,000 will be reserved to fund the opening of new stores, and the balance of $206,746, after transaction expenses, will be used for working capital and general corporate purposes.

As a result of the issuance of the debentures and the settlement of the Florida Mezz obligations subsequent to March 31, 2016, the $5 million notes payable are no longer outstanding, the company’s’ share repurchase obligation from Florida Mezz has been terminated and Florida Mezz waived unpaid interest and penalties previously recorded in the Company’s consolidated financial statements. As a result, as of March 31, 2017, the $5 million note payable has been reclassified from current liabilities to non-current in the accompanying consolidated balance sheet. In addition, for the Company’s reporting period ended June 30, 2017, the shares subject to repurchase will be reclassified from temporary equity to permanent capital and the amounts accrued for interest and penalties will be reversed effective as of May 14, 2017. See Note 15 Subsequent Events.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	March 31, 2017	December 31, 2016

6% Convertible notes payable due June 2018	$3,000,000	$3,000,000
8% Convertible notes payable due March 2019	100,000	100,000
8% Convertible notes payable due March 2019	150,000	150,000
Discounts on above convertible note	-	(46,936)
8% Convertible notes payable due March 2019	420,108	475,000
Discounts on above convertible note	(296,086)	-
Total Convertible notes payable	3,374,022	3,678,064
Current portion of convertible notes payable	-	-
Convertible notes payable, less current portion	$3,374,022	$3,678,064

For the three months ended March 31, 2017 and 2016 amortization of debt discount was $343,022 and $320,190 respectively.

Pursuant to exchange agreements dated and effective March 10, 2017 by and between the Company and four existing note holders, the Company exchanged its 8% convertible notes in the aggregate principal amount of $725,000, which notes were in default, for new two-year 2% notes, in the aggregate principal amount of $820,107, representing $725,000 in principal and $97,017 unpaid accrued interest. The original convertible notes were canceled and new convertible notes issued that may be converted to common stock of the Company, at the option of the holder, at a conversion price of $0.30 per share. The notes have a two-year term, but may be called by the holder after the one-year anniversary of the exchange date. During March 2017, subsequent to the exchange agreements, convertible notes in the amount of $150,000 were converted by the holders into 500,000 shares of common stock.

The exchange of the convertible notes was accounting for as an extinguishment of the previous debt, resulting in the recognition of a net loss on extinguishment of $362,822 in the accompanying condensed consolidated financial statements.

In addition, the lenders of the $3 million 6% convertible debt agreed to waive defaults and extend the note maturity by eighteen months (to June 30, 2018).

10. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	March 31, 2017	December 31, 2016

Accounts payable and accrued expenses	$3,901,520	$3,807,880
Accrued taxes (VAT, Sales Payroll)	816,266	988,056
Accrued income taxes	16,416	71,713
Accrued interest	531,164	685,419
	$5,265,366	$5,553,068

Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2017 and December 31, 2016. The Company had 22,712,008 and 21,957,147 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both March 31, 2017 and December 31, 2016.

Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock at the election of the Company. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to the date of issuance. Dividends are to be paid prior to any dividend to the holders of common stock. The Series 1 Preferred is non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. Chanticleer is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of December 31, 2016, 19,050 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering. In addition, 43,826 additional shares were issued following in February 2017 for a total of 62,876 issued and outstanding as March 31, 2017.

In connection with the payment of past due interest on its $5 million note payable, the Company issued 562,900 shares of its common stock to the lender. Concurrently, the Company entered into a put agreement with Florida Mezzanine Fund during 2016 which provides the lender the right to require the Company to repurchase those shares at a price of $0.62 cents per share. This put right originally expired in January 2017 and was subsequently extended to March 31, 2017.

The shares subject to the repurchase are reflected as a redeemable temporary equity on the accompanying consolidated balance sheet as of March 31, 2017 and December 31, 2016. In May 2017, Florida Mezzanine fund’s put right terminated in connection with the Company’s repayment of its principal and the shares will be reclassified as permanent equity as of May 2017 and in future balance sheets (see Note 15 Subsequent Events).

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

As of March 31, 2017, the Company had issued 325,340 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of March 31, 2017 or December 31, 2016. The Company issued 150,000 restricted stock units to an employee during 2016. Approximately 3,674,660 shares remained available for grant in the future.

The Company also has issued warrants to investors in connection with financing transactions in prior periods. A summary of the warrants outstanding and related activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2017	9,222,032	$4.98	1.7
Granted	-	-	-
Exercised	-	-	0
Forfeited	(150,000)	6.75	-
Outstanding March 31, 2017	9,072,032	$4.95	1.4

Exercisable March 31, 2017	9,072,032	$4.95	1.4

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants
> $4.00	7,289,631	1.3	7,289,631
$3.00-$3.99	499,901	2.4	499,901
$2.00-$2.99	779,500	2.8	779,500
$1.00-$1.99	503,000	4.0	503,000
	9,072,032	1.4	9,072,032

On May 4, 2017, the Company issued 12 million warrants with an exercise price of $0.35. See Note 15 Subsequent Events.

12. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing, short-term advances Chanticleer Investors, LCC, a related party, in the amount of $194,350 as of March 31, 2017 and December 31, 2016

The amount owed to Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which is payable to the Company’s co-investors in that investment.

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

The following are revenues and operating income (loss) from continuing operations by segment as of and for the periods presented. The Company does not aggregate or review non-current assets at the segment level.

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:
Hooters Full Service	$3,135,463	$3,173,912
Better Burgers Fast Casual	5,316,287	5,551,651
Just Fresh Fast Casual	1,383,257	1,361,213
Corporate and Other	24,990	25,000
	$9,859,997	$10,111,776

Operating Income (Loss):
Hooters Full Service	$(42,846)	$50,820
Better Burgers Fast Casual	(169,110)	(68,397)
Just Fresh Fast Casual	63,640	(73,208)
Corporate and Other	(841,072)	(815,298)
	$(989,388)	$(906,083)

Depreciation and Amortization
Hooters Full Service	$136,180	$129,277
Better Burgers Fast Casual	376,631	365,131
Just Fresh Fast Casual	79,726	75,123
Corporate and Other	843	910
	$593,380	$570,441

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the periods presented.

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue:
United States	$7,912,094	$8,229,146
South Africa	1,384,394	1,214,056
Europe	563,509	668,574
	$9,859,997	$10,111,776

Operating Income (Loss):
United States	$(941,072)	$(865,812)
South Africa	(57,061)	(60,057)
Europe	8,745	19,786
	$(989,388)	$(906,083)

	March 31, 2017	December 31, 2016
Non-current Assets:
United States	$26,761,752	$26,812,062
South Africa	2,517,644	2,519,135
Europe	2,364,896	2,361,246
	$31,644,292	$31,692,443

14. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of March 31, 2017 or December 31, 2016 in the accompanying condensed consolidated balance sheets.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. On January 19, 2017, the case was dismissed with no damages being awarded and no amounts have been reflected in the accompanying condensed consolidated balance sheets as of March 31, 2017 or December 31, 2016.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

15. SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from January 1, 2017 through the date these unaudited condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

Issuance of $6 Million Non-Convertible Secured Debentures and Warrants; Repayment of $5 Million outstanding Notes to Florida Mezzanine Fund

On May 4, 2017 (“Closing Date”), pursuant to a Securities Purchase Agreement (“Purchase Agreement”), Chanticleer Holdings, Inc., a Delaware corporation (“Chanticleer” or the “Company”) sold and issued 8% non-convertible secured debentures in the principal amount of $6,000,000 (“Debentures”) and warrants to purchase 12,000,000 shares of common stock (“Warrant Shares”) to accredited investors. The Debentures bear interest at a rate of 8% per annum, payable in cash quarterly in arrears. The Debentures mature on December 31, 2018. The Debentures contain customary negative covenants. The Warrants will expire on the tenth anniversary of the Closing Date and have an exercise price equal to $0.35, subject to adjustment therein. The Warrants are not exercisable until six months after the Closing Date. The Warrant Shares have registration rights, and, if not registered, the holders will have the right to cashless exercise.

Upon the occurrence of an event of default, in addition to holders having acceleration repayment rights, the holders shall have the right, on a pro-rata basis, to purchase the Company’s subsidiary, Little Big Burger, for $6,500,000. The purchasers were granted a right of first refusal as to future financing transactions of the Company for the term of the Debentures. Further, the Company has agreed to appoint one person selected by purchasers holding a majority of interest of the Debentures to its board of directors.

Pursuant to the Security Agreement dated May 4, 2017, the Debentures are secured by a second priority lien on all of the Company’s assets. Pursuant to the Subsidiary Guarantee dated May 4, 2017, all of the Company’s subsidiaries have guaranteed the Company’s performance of its obligations under the transaction documents.

In conjunction with the financing described above, the Company entered into a Satisfaction, Settlement and Release Agreement with Florida Mezzanine Fund LLLP, a Florida limited liability partnership (“Florida Mezz”), pursuant to which Florida Mezz agreed to release the Company from all claims and outstanding obligations pursuant to that certain Assumption Agreement dated June 30, 2014, as amended October 15, 2014 and October 22, 2016, and that certain Agreement dated May 23, 2016, as amended January 30, 2017, in exchange for payment of $5,000,000.

Five million of the net proceeds from the offering were remitted to Florida Mezz, $500,000 will be reserved to fund the opening of new stores, and the balance of $206,746, after transaction expenses, will be used for working capital and general corporate purposes.

NASDAQ Hearing and Reverse Split

As previously reported, we did not regain compliance with NASDAQ Listing Rule 5550(a)(2) and received a delisting determination from Nasdaq on February 14, 2017. We appealed the Staff’s determination to a hearings panel, which appeal stayed the suspension of our securities pending the panel’s decision. The hearing was held on March 30, 2017 and the panel extended the deadline for us to regain compliance with Listing Rule 5550(a)(2) to June 16, 2017.

Our Board of Directors previously approved a proposal for a reverse stock split at a ratio of 1-for-2 up to 1-for-10 which was included in our proxy statement filed in April 2017 and will be voted on by our shareholders at the upcoming Annual Meeting on Monday May 15, 2017. The Board retained discretion to determine the exact ratio of the split and to effect the split with the purpose of increasing the share price of our common stock to or above $1.00. The Company intends to effect the reverse split promptly after the annual meeting in late May 2017.

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

You should also consider carefully the Risk Factors contained in Part II, Item 1A of this Quarterly Report and Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2016, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Quarterly Report and the Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full service dining concepts in the United States and internationally. As of March 31, 2017, our system-wide store count totaled 58 locations, consisting of 44 company-owned locations and 14 franchisee-operated locations as summarized below:

	As of March 31, 2017
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	28	7	9	-	44	75.9%
Franchise	14	-	-	-	14	24.1%
Total	42	7	9	-	58	100.0%

	As of March 31, 2016
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	27	8	9	-	44	77.2%
Franchise	13	-	-	-	13	22.8%
Total	40	8	9	-	57	100.0%

We own, operate and franchise a system-wide total of 42 fast casual restaurants specializing the “Better Burger” category of which 28 are company-owned and 14 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of 9 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 10 company-owned locations in the United States and 14 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 90 locations in Oregon.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Our results of operations are summarized below:

	Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$9,653,154		$9,804,690		-1.5%
Gaming income, net	106,067		99,534		6.6%
Management fee income	24,990		25,000		0.0%
Franchise income	75,786		182,552		-58.5%
Total revenue	9,859,997		10,111,776		-2.5%

Expenses:
Restaurant cost of sales	3,191,390	33.1%	3,249,970	33.1%	-1.8%
Restaurant operating expenses	5,674,560	58.8%	5,515,013	56.2%	2.9%
Restaurant pre-opening and closing expenses	14,435	0.1%	7,555	0.1%	91.1%
General and administrative	1,375,620	14.0%	1,674,880	16.6%	-17.9%
Depreciation and amortization	593,380	6.0%	570,441	5.6%	4.0%
Total expenses	10,849,385	110.0%	11,017,859	109.0%	-1.5%
Operating loss from continuing operations	$(989,388)		$(906,083)		9.2%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations decreased 2.5% to $9.9 million for the three months ended March 31, 2017 from $10.1 million for the three months ended March 31, 2016.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Three Months Ended March 31, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,240,501	1,383,257	3,029,396	$-	$9,653,154	97.9%
Gaming income, net	-	-	106,067	-	106,067	1.1%
Management fees	-	-	-	24,990	24,990	0.3%
Franchise income	75,786	-	-	-	75,786	0.8%
Total revenue	$5,316,287	$1,383,257	$3,135,463	$24,990	$9,859,997	100.0%

	Three Months Ended March 31, 2016
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,369,099	1,361,213	3,074,378	$-	$9,804,690	97.0%
Gaming income, net	-	-	99,534	-	99,534	1.0%
Management fees	-	-	-	25,000	25,000	0.2%
Franchise income	182,552	-	-	-	182,552	1.8%
Total revenue	$5,551,651	$1,361,213	$3,173,912	$25,000	$10,111,776	100.0%

	% Change in Revenues Quarter over Quarter
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	-2.4%	1.6%	-1.5%	-	-1.5%
Gaming income, net	-	-	6.6%	-	6.6%
Management fees	-	-	-	0.0%	0.0%
Franchise income	-58.5%	-	-	-	-58.5%
Total revenue	-4.2%	1.6%	6.6%	0.0%	-2.5%

Restaurant revenues from continuing operations decreased 1.5 % to $9.7 million for the three months ended March 31, 2017 from $9.8 million for the three months ended March 31, 2016.

●	Restaurant revenue from the Company’s Better Burger Group decreased 2.4% to $5.2 million for the three months ended March 31, 2017 from $5.4 million for the three months ended March 31, 2016. The decrease was attributable to the loss of approximately 4 operating days due to unusual weather in the Pacific Northwest, combined with slower than normal traffic in January and February in the Charlotte and Washington DC markets. Those decreases were partially offset by increased restaurant revenue from the opening of one new Little Big Burger store during January.

●	Restaurant revenue from the Company’s Just Fresh Group increased 1.6% to $1.4 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016. Revenue growth resulted from primarily the addition of one new location in mid-January 2016, partially offset by a reduction in days of operation at the East Boulevard location which we reduced from seven days per week to five to improve operating margins.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 1.5% to $3.0 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016. Revenue increased by 14% in South Africa primarily due to favorable foreign currency rates as compared with the prior year. In the United Kingdom, revenue declined 16%, primarily due to unfavorable foreign currency exchange rates as compared to prior year. Revenue from Hooters in United States declined 9%, primarily as a result of unfavorable weather in the Pacific Northwest during the current year with the loss of approximately 4 operating days and slower than normal traffic during January and February.

Gaming revenue increased 6.6% due to increased play as a result of recent upgrades to the VLT terminals at our Hooters locations in the Pacific Northwest over the past year. The favorable effects of the upgrades were partially offset by unfavorable weather in the current year.

Franchise revenue decreased 58.5% to $76 thousand for the three months ended March 31, 2017 from $183 thousand for the three months ended March 31, 2016. The decline in franchise revenue is primarily due to limited new franchising activity in the current period while the BGR groups is undertaking a comprehensive rebranding process to improve their store design and offerings, combined with a decline in international royalties.

Management fee revenue was unchanged at $25,000 in each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales decreased 1.8% to $3.2 million for the three months ended March 31, 2017 from $3.2 million for the three months ended March 31, 2016.

	Three Months Ended
	March 31, 2017		March 31, 2016
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,700,460	32.4%	$1,735,074	32.3%	-2.0%
Just Fresh Fast Casual	442,416	32.0%	490,012	36.0%	-9.7%
Hooters Full Service	1,048,514	34.6%	1,024,884	33.3%	2.3%
	$3,191,390	33.1%	$3,249,970	33.1%	-1.8%

Cost of restaurant sales remained flat at 33.1% of net restaurant revenues for the three months ended March 31, 2017 and 33.1% for the three months ended March 31, 2016. Cost of sales improved at Just Fresh from 36.0% to 32.0%, while cost of goods increased slightly at both our Burger Group and Hooters as a percent of revenue.

Restaurant operating expenses

Restaurant operating expenses increased 2.9% to $5.7 million for the three months ended March 31, 2017 from $5.5 million for the three months ended March 31, 2016.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations is included in the following table:

	Three Months Ended
	March 31, 2017		March 31, 2016
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,068,269	58.5%	$2,946,122	54.9%	4.1%
Just Fresh Fast Casual	708,972	51.3%	728,022	53.5%	-2.6%
Hooters Full Service	1,897,319	62.6%	1,840,869	59.9%	3.1%
	$5,674,560	58.8%	$5,515,013	56.2%	2.9%

As a percent of restaurant revenues, operating expenses increased to 58.8% for the three months ended March 31, 2017 from 56.2% for the three months ended March 31, 2016. Operating expenses increased primarily due to the additional operating expenses from the opening of the new Little Big Burger store in January 2017.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $14 thousand for the three months ended March 31, 2017 from $8 thousand for the three months ended March 31, 2016. The preopening costs in the current period were primarily related to pre-opening payroll and other expenses for our Little Big Burger opening in Portland that occurred in January 2017.

General and Administrative Expense (“G&A”)

G&A decreased 17.9% to $1.4 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016. Significant components of G&A are summarized as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Audit, legal and other professional services	$366,906	$368,013
Salary and benefits	545,839	652,503
Consulting and other fees	36,987	157,992
Travel and entertainment	60,065	77,216
Shareholder services and fees	51,819	15,674
Advertising, Insurance and other	314,004	403,482
Total G&A Expenses	$1,375,620	$1,674,880

As a percentage of total revenue, G&A decreased to 14.0% for the three months ended March 31, 2017 from 16.6% for the three months ended March 31, 2016.

For the current period, approximately 63% of G&A is attributable to Corporate overhead, including salaries, travel, audit, legal and other public company costs. Approximately 37% of total G&A attributable to regional management, franchising, marketing, advertising, and other administrative activities within the Better Burger group, Hooters, and Just Fresh.

The improvement in G&A is primarily due to reductions in regional management and administrative staffing as the Company has continued to streamline and integrate its operations. The Company is also in process of implementing a new enterprise-wide accounting platform and point of sale system across the majority of the company’s locations which increased G&A spending in the current period.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $0.6 million for the three months ended March 31, 2017 and 2016.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	March 31, 2017	September 30, 2015	% Change
Interest expense	$(404,136)	$(600,926)	-32.7%
Change in fair value of derivative liabilities	-	615,662	-100.0%
Loss on extinguishment of debt	(362,822)	-	na
Total other (expense) income	12,234	7,736	58.1%
Total Other Income (Expense)	$(754,724)	$22,472	-3458.4%

Other expense, net changed to a net expense of $0.8 million for the three months ended March 31, 2017 from income of $22 thousand for the three months ended March 31, 2016. The change in other expenses, net was primarily due to lower interest expense, partially offset by a loss on extinguishment of debt in 2017 and inclusion of $0.6 million positive change in fair value of non-cash derivative liabilities in the prior year.

Interest expense decreased 32.7% to $0.4 million for the three months ended March 31, 2017 from $0.6 million for the three months ended March 31, 2016. The reduction in interest are primarily due to lower non-cash amortization of debt discounts.

The Company recognized changes in the fair value of derivative liabilities totaling $0.6 million for the three months ended March 31, 2016. This is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based primarily on the change in the fair value of the price of the Company’s common stock. The Company does not have derivative liabilities in 2017.

During March 2017, the Company modified the terms of certain of its convertible notes resulting in a non-cash loss of $0.4 million from extinguishment accounting.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of March 31, 2017, our cash balance was $4.8 million, our working capital was negative $5.4 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to refinance or otherwise extend maturities of current debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 6-10 new company stores within our current markets and restaurant concepts, the majority of which will utilize funds already committed from outside investors. As we execute our growth plans over the next twelve months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

We have obligations that are currently due or otherwise payable within the next twelve months from date of issuance of these financial statements. In the event that capital is not available, we may then have to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers.

During March 2017, we extended the payment terms of our convertible debt obligations. During May 2017, we completed a new $6 million private placement of 8% debentures and warrants, the proceeds of which were used to repay the $5 million note payable to Florida Mezzanine Fund that had been in default, and to provide additional working capital for new store openings.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described Part II, Item 1A of this Quarterly Report and in Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2016. “Risk Factors”.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2016 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2017, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2017. Our management has determined that, as of March 31, 2017 the Company’s disclosure controls and procedures were not effective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as March 31, 2017, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal control over financial reporting:

●	As the Company completed multiple acquisitions in a short period of time over the past two years, it has operated multiple accounting systems using disparate charts of accounts and inconsistent financial close procedures and timetables. The lack of consistency makes it more difficult to ensure that the consolidated financial records are completed timely and on a consistent basis each reporting period, which increases the risk of undetected errors.

●	The Company’s financial close procedures are not formally documented across the organization to the degree necessary to ensure that financial statements are prepared consistently and accurately each reporting period.

●	The Company’s information systems, as well as the organization and storage of critical financial records, were not deemed adequate to ensure the timely ability to recover from a disaster or prevent the accidental loss of critical financial records.

●	The Company’s financial statements include complex transactions and financial instruments that are subject to extensive technical accounting standards that increase the risk of undetected errors and where the Company’s internal resources do not possess deep technical specialization.

●	The Company performs extensive reconciliation and manual review procedures to ensure that the financial statements results are accurately presented, however, there is inconsistent and informal documentation of those review procedures.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal control over financial reporting was not effective as of March 31, 2017.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional qualified personnel with experience in financial reporting and internal control. During 2016, the Company took steps to standardize its chart of accounts and accounting procedures. During the first quarter of 2017, the Company made changes to its accounting staffing and implemented a new enterprise wide accounting system at the majority of its operations to further standardize accounting procedures and reporting and address the information system weaknesses identified.

Changes in Internal Control over Financial Reporting — The Company is implementing changes to its accounting systems internal processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements During the three months ended March 31, 2017, the Company made changes to its accounting systems and its internal control over financial reporting that it expects to improve its internal control over financial reporting in future periods when fully implemented.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three month period ending March 31, 2017 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31,2016 (“Risk Factors”). Readers should carefully consider thee Risk Factors, which could materially affect our business, financial condition or future results. These Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company was in technical default under notes payable in the amount of $5.0 million as of March 31, 2017. Those defaults ceased with the repayment of the $5.0 million note in May 2017.

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

CHANTICLEER HOLDINGS, INC.

Date: May 15, 2017	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

