Form 10-Q
period 2017-06-30
Chanticleer Holdings, Inc.
filed 2017-08-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 10, 2017 was 2,500,534 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$377,695	$268,575
Restricted cash	275,463	-
Accounts and other receivables	330,055	524,481
Inventories	560,243	539,550
Prepaid expenses and other current assets	367,443	461,074
Assets held for sale, net	578,321	-
TOTAL CURRENT ASSETS	2,489,220	1,793,680
Property and equipment, net	10,342,514	11,513,693
Goodwill	12,540,817	12,405,770
Intangible assets, net	6,374,427	6,530,243
Investments	800,000	800,000
Deposits and other assets	509,907	442,737
TOTAL ASSETS	$33,056,885	$33,486,123

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,040,696	$5,553,068
Current maturities of long-term debt and notes payable	928,870	6,171,649
Current maturities of capital leases payable	9,294	18,449
Due to related parties	194,350	194,350
Deferred rent	106,818	173,775
TOTAL CURRENT LIABILITIES	6,280,028	12,111,291
Long-term debt, less current portion, net of debt discount and deferred financing costs of $2,161,422 and $0, respectively	4,533,161	287,445
Convertible notes payable, net of debt discount (premium) of ($17,156) and $46,936, respectively	3,217,156	3,678,064
Redeemable preferred stock: no par value, 62,876 and 19,050 shares issued and outstanding, net of discount of $226,089 and $0, respectively	622,737	257,175
Deferred rent	2,207,160	1,961,751
Deferred tax liabilities	1,559,074	1,485,554
TOTAL LIABILITIES	18,419,316	19,781,280
Commitments and contingencies (Note 13)
Common stock subject to repurchase obligation; 0 and 56,290 shares issued and outstanding, respectively	-	349,000
Stockholders' equity:
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 and 19,050 issued issued and outstanding, respectively	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 2,500,534 and 2,139,424 shares, respectively	250	213
Additional paid in capital	59,996,594	55,926,196
Accumulated other comprehensive loss	(966,489)	(1,155,658)
Accumulated deficit	(45,357,031)	(42,206,325)
Total Chanticleer Holdings, Inc. Stockholders’ Equity	13,673,324	12,564,426
Non-Controlling Interests	964,245	791,417
TOTAL STOCKHOLDERS' EQUITY	14,637,569	13,355,843
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,056,885	$33,486,123

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Restaurant sales, net	$10,524,787	$10,525,629	$20,177,941	$20,330,320
Gaming income, net	107,520	97,978	213,588	197,511
Management fee income	24,993	25,000	49,983	50,000
Franchise income	108,017	103,387	183,803	285,939
Total revenue	10,765,317	10,751,994	20,625,315	20,863,770
Expenses:
Restaurant cost of sales	3,579,558	3,445,116	6,770,947	6,695,086
Restaurant operating expenses	5,855,410	5,737,168	11,529,971	11,252,183
Restaurant pre-opening and closing expenses	90,761	-	105,196	7,555
General and administrative expenses	1,084,422	1,374,835	2,460,042	3,049,714
Asset impairment charge	633,962	-	633,962	-
Depreciation and amortization	602,659	577,942	1,196,039	1,148,382
Total expenses	11,846,772	11,135,061	22,696,157	22,152,920
Operating loss from continuing operations	(1,081,455)	(383,067)	(2,070,842)	(1,289,150)
Other (expense) income
Interest expense	(504,706)	(650,479)	(908,842)	(1,251,406)
Change in fair value of derivative liabilities	-	513,439	-	1,129,101
Gain (loss) on debt refinancing	267,512	-	(95,310)	-
Other income (expense)	(21)	(27,706)	12,212	(19,969)
Total other expense	(237,216)	(164,746)	(991,940)	(142,274)
Loss from continuing operations before income taxes	(1,318,672)	(547,813)	(3,062,782)	(1,431,424)
Income tax expense	(109,531)	(51,405)	(113,328)	(85,393)
Loss from continuing operations	(1,428,201)	(599,217)	(3,176,110)	(1,516,817)
Discontinued operations
Loss from discontinued operations, net of tax	-	(556,528)	-	(1,235,909)
Loss on write down of net assets	-	(3,876,161)	-	(3,876,161)
Consolidated net loss	(1,428,201)	(5,031,906)	(3,176,110)	(6,628,887)
Less: Net loss attributable to non-controlling interest of continuing operations	56,328	(21,375)	77,171	14,365
Net loss attributable to Chanticleer Holdings, Inc.	$(1,371,873)	$(5,053,281)	$(3,098,939)	$(6,614,522)
	-	-
Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(1,371,873)	$(620,592)	$(3,098,939)	$(1,502,452)
Loss from discontinued operations	-	(4,432,689)	-	(5,112,070)
Net loss attributable to Chanticleer Holdings, Inc.	$(1,371,873)	$(5,053,281)	$(3,098,939)	$(6,614,522)
Dividends on redeemable preferred stock	(27,622)	-	(51,769)	-
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(1,399,495)	$(5,053,281)	$(3,150,708)	$(6,614,522)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.58)	$(2.35)	$(1.40)	$(3.09)
Continuing operations attributable to common stockholders, basic and diluted	$(0.58)	$(0.29)	$(1.40)	$(0.70)
Discontinued operations attributable to common stockholders, basic and diluted	$-	$(2.06)	$-	$(2.39)
Weighted average shares outstanding, basic and diluted	2,432,313	2,152,282	2,257,767	2,143,003

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net loss attributable to Chanticleer Holdings, Inc.	$(1,371,873)	$(5,053,281)	$(3,098,939)	$(6,614,522)
Unrealized loss on available-for-sale securities, net of tax	-	(22,381)	-	(24,501)
Foreign currency translation gain (loss)	142,339	(307,543)	189,170	(109,140)
Total other comprehensive income (loss)	142,339	(329,924)	189,170	(133,641)
Comprehensive loss	$(1,229,535)	$(5,383,205)	$(2,909,770)	$(6,748,163)

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(3,176,110)	$(6,628,887)
Net loss from discontinued operations	-	5,112,070
Net loss from continuing operations	(3,176,110)	(1,516,817)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,196,039	1,148,382
Asset impairment charge	633,962	-
Loss on debt refinancing	95,310	-
Common stock and warrants issued for services	154,318	24,510
Common stock and warrants issued for interest	-	349,000
Amortization of debt discount	408,359	726,317
Change in assets and liabilities:
Accounts and other receivables	194,426	32,395
Prepaid and other assets	26,460	140,440
Inventory	(20,693)	73,315
Accounts payable and accrued liabilities	(19.125)	502,777
Change in amounts payable to related parties	-	197,000
Derivative liabilities	-	(1,129,101)
Deferred income taxes	73,520	67,841
Deferred rent	178,453	(257,507)
Net cash provided by (used in) operating activities from continuing operations	(255,081)	358,551
Net cash used in operating activities from discontinued operations	-	(75,000)
Net cash provided by (used in) operating activities	(255,081)	283,551

Cash flows from investing activities:
Purchase of property and equipment	(984,301)	(392,829)
Cash paid for acquisitions, net of cash acquired	-	(72,215)
Proceeds from sale of investments	-	8,902
Net cash used in investing activities from continuing operations	(984,301)	(456,142)

Cash flows from financing activities:
Proceeds from sale of preferred stock	591,651	-
Payments related to sale of preferred stock	(258,153)	-
Loan proceeds	6,598,161	125,000
Payments of deferred financing costs	(293,294)	-
Loan repayments	(5,478,494)	(206,267)
Capital lease payments	(14,551)	(10,783)
Contribution of non-controlling interest	500,000	46,911
Net cash provided by (used in) financing activities from continuing operations	1,645,320	(45,139)
Effect of exchange rate changes on cash	(21,355)	(23,474)
Net increase (decrease) in cash and restricted cash	384,583	(241,204)
Cash and restricted cash, beginning of period	268,575	1,224,415
Cash and restricted cash, end of period	$653,158	$983,211

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows, continued

	Six Months Ended
	June 30, 2017	June 30, 2016

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$526,680	$68,467
Income taxes	6,532	-

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$625,000	$-
Accrued interest settled through issuance of convertible debt	95,107	-
Preferred stock dividends paid through issuance of common stock	15,067	-
Commons stock issued in connection with working capital adjustment	27,018	-

Purchases of businesses:
Current assets excluding cash	$-	$1,611
Goodwill	-	70,604
Cash paid for acquisitions	$-	$72,215

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

The Company operates on a calendar year-end. The accounts of Hooters Nottingham (“WEW”), are consolidated based on a 13 and 26 week periods ending on the Sunday closest to each calendar quarter end. No events occurred related to the difference between the Company’s reporting calendar period-end and the subsidiary’s period end that materially affected the company’s financial position, results of operations, or cash flows.

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business			Just Fresh
American Roadside Burgers, Inc.	DE, USA	100%	JF Franchising Systems, LLC	NC, USA	56%
ARB Stores			JF Restaurants, LLC	NC, USA	56%
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%	West Coast Hooters
American Roadside McBee, LLC	NC, USA	100%	Jantzen Beach Wings, LLC	OR, USA	100%
American Roadside Southpark LLC	NC, USA	100%	Oregon Owl’s Nest, LLC	OR, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%	Tacoma Wings, LLC	WA, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%	South African Entities
BGR Acquisition 1, LLC			Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Franchising, LLC	VA, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Operations, LLC	VA, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Arlington, LLC	VA, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Cascades, LLC	VA, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Dupont, LLC	DC, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Keene Mill, LLC	VA, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
BGR Old Town, LLC	VA, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Potomac, LLC	MD, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%	European Entities
BGR Tysons, LLC	VA, USA	100%	Chanticleer Holdings Limited	Jersey	100%
BGR Washingtonian, LLC	MD, USA	100%	West End Wings LTD	United Kingdom	100%
Capitol Burger, LLC	MD, USA	100%	Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%	Inactive Entities
BGR Chevy Chase, LLC	MD, USA	100%	Hoot Surfers Paradise Pty. Ltd.	Australia	60%
BT Burger Acquisition, LLC	NC, USA	100%	Hooters Brazil	Brazil	100%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%	DineOut SA Ltd.	England	89%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%	Avenel Financial Services, LLC	NV, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%	Avenel Ventures, LLC	NV, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%	Chanticleer Advisors, LLC	NV, USA	100%
LBB Acquisition, LLC	NC, USA	100%	Chanticleer Investment Partners, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%	Dallas Spoon Beverage, LLC	TX, USA	100%

LBB Acquisition 1 LLC	OR, USA	100%	Dallas Spoon, LLC	TX, USA	100%
LBB Green Lake LLC	OR, USA	50%	American Roadside Cross Hill, LLC	NC, USA	100%
LBB Hassalo LLC	OR, USA	80%	UK Bond Company	United Kingdom	100%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%
Wallingford, LLC	OR, USA	50%
Capitol Hill, LLC	WA, USA	50%
LBB Franchising, LLC	NC, USA	100%

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three month and six months periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our unrestricted cash balance was $0.4 million and, our working capital was negative $3.8 million. We incurred losses from continuing operations of $3.2 million and cash used in operating activities was $0.3 million for the six months ended June 30, 2017 and our debt, preferred stock, accounts payable and accrual obligations total approximately $14.3 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to continue to extend, refinance or recapitalize our debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and generate positive cash flow as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital deficits and expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

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

We have approximately $6.3 million in current liabilities payable within the next twelve months from date of issuance of these financial statements and approximately $7.8 million in obligations payable within the next twenty-four months. In the event that additional working capital is not available, we may then have to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We also have financial covenants and debt service obligations and may incur financial penalties or other negative actions from our lenders if we are not able to meet our obligations.

During March 2017, we extended the payment terms of our convertible debt obligations. During May 2017, we completed a $6 million private placement of 8% debentures and warrants, the proceeds of which were used to repay, settle and release the $5 million note payable and related obligations to Florida Mezzanine Fund and to provide additional working capital for new store openings and operations.

Management is actively considering the possible benefits of selling certain of its operating assets to reduce debt and provide additional working capital to fund future growth of its domestic burger business, as well as possibly closing certain underperforming store locations to improve operating cash flow. Our evaluations are at a preliminary stage, no decisions have been made, and we can provide no assurance that the Company will proceed with any asset sales, or that such asset sales could be completed on favorable terms, or at all. In the event that management does elect to proceed with asset sales and/or store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets could be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

There can be no assurance that we will be successful in implementing our growth plans, obtaining additional debt or equity financing at reasonable terms, if at all, or selling any of our operating assets. Accordingly, this raises substantial doubt about our ability to continue on a going concern for a period of one year from the issuance of these condensed consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might become necessary should the Company decide to liquidate assets or be unable to continue as a going concern.

REVERSE SPLIT

As of May 19, 2017, the Company effected a one-for-ten reverse stock split of the Company’s shares of common stock. As a result of reverse stock split, each ten shares of common stock issued and outstanding were combined into one share of common stock. No fractional shares were issued in connection with the reverse stock split. The Company rounded fractional shares up to the nearest whole number.

The reverse stock split had no impact on the par value per share of the Company’s common stock or the number of authorized shares. All current and prior period amounts related to shares, share prices and earnings per share contained in the accompanying unaudited condensed consolidated financial statements have been restated to give retrospective presentation for the reverse stock split.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments in portfolio companies, deferred tax asset valuation allowances, valuing warrants using the Black Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates.

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

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of June 30, 2017 and 2016 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	June 30, 2017	June 30, 2016
Warrants	1,862,758	950,630
Convertible notes	366,667	390,074
Accrued interest on convertible notes	-	23,327
Total	2,229,425	1,364,031

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (as subsequently amended)” which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. The new guidance will be effective for the Company beginning in calendar 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently evaluating the effect of this update on its consolidated financial statements and believes that the primary change will be the recognition of initial franchise fees over the life of the related franchise agreements, which will cause up front franchise fee revenue deferrals to extend over a longer timeframe.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not completed its evaluation of effect this update will have on its consolidated financial statements, but does expect there could be a material increase in both assets and liabilities reflect on its consolidated balance sheets as a result of adoption as of January 1, 2019.

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

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At June 30, 2017, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

There were no remaining balances attributable to discontinued operations on the accompanying condensed consolidated balance sheets as of June 30, 2017 or December 31, 2016.

The major line items comprising the loss of discontinued operations are as follows:

Major line items constituting pre-tax loss of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$-	$1,464,459	$-	$2,970,401
Restaurant cost of sales	-	515,718	-	1,042,543
Restaurant operating expenses	-	1,147,178	-	2,450,557
General and administrative expenses	-	168,048	-	254,174
Depreciation and amortization	-	177,929	-	436,144
Other	-	12,114	-	22,892
Loss of discontinued operations	-	(556,528)	-	(1,235,909)
Loss on write-down of net assets	-	(3,876,161)	-	(3,876,161)
Total pretax loss of discontinued operations	-	(4,432,689)	-	(5,112,070)
Income tax	-	-	-	-
Loss on discontinued operations	$-	$(4,432,689)	$-	$(5,112,070)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
Leasehold improvements	$11,450,081	$10,363,996
Restaurant furniture and equipment	6,814,102	6,716,926
Construction in progress	59,963	582,265
Office and computer equipment	68,303	68,303
Land and buildings	-	826,664
Office furniture and fixtures	108,030	108,030
	18,500,479	18,666,184
Accumulated depreciation and amortization	(8,157,965)	(7,152,491)
	$10,342,514	$11,513,693

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by location as follows:

	June 30, 2017	December 31, 2016
Hooters Full Service	$4,596,214	$4,461,167
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$12,540,817	$12,405,770

The changes in the carrying amount of goodwill are summarized as follows:

	June 30, 2017	December 31, 2016
Beginning Balance	$12,405,770	$12,702,139
Acquisitions	-	70,604
Adjustments	-	62,192
Foreign currency translation (loss) gain	135,047	(429,165)
Ending Balance	$12,540,817	$12,405,770

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated
	Useful Life	June 30, 2017	December 31, 2016
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Franchise fees:
Hooters South Africa	20 years	338,458	322,258
Hooters Pacific NW	20 years	88,826	88,826
BGR: The Burger Joint	Indefinite	1,320,000	1,320,000
Hooters UK	5 years	12,665	30,848
		1,759,949	1,761,932
Total Intangibles at cost		7,536,879	7,538,862
Accumulated amortization		(1,162,452)	(1,008,619)
Intangible assets, net		$6,374,427	$6,530,243

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

Management tested its long-lived assets for impairment as of June 30, 2017 comparing each reporting unit’s fair value to its carrying value. That assessment included the assumption that management would continue to hold and operate each segment and generate cash flows over a period of years. Those cash flows were discounted using the income approach and compared to the carrying value of each segment. Management also evaluated the fair value of the reporting segments using the market value approach, comparing the carrying value to fair value based on multiples of current earnings and other indicators of value for each reporting unit. Management determined that the estimated fair value of its reporting unites was greater than the carrying value of the reporting units and that the Company’s goodwill, intangibles and long-lived assets were not impaired as of June 30, 2017.

However, management noted that the margin between the estimated fair value and carrying value was very narrow for one of its reporting units and that the impairment assessment in future periods would be sensitive to changes in estimates of cash flow, discount rates and other assumptions increasing the risk that an impairment could be triggered in future periods. The Company is also considering various strategies to improve cash flow and reduce long term debt, which could include selling certain of its operating assets, as well as possibly closing certain underperforming store locations to improve operating cash flow.

Those strategic evaluations are at a preliminary stage as of the date of this report, no decisions have been made, and management can provide no assurance that the Company will proceed with any asset sales, or that such asset sale can be completed on favorable terms, or at all.

In the event that management does elect to proceed with asset sales and/or effect store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, property and equipment and other assets would be impacted and the Company could incur significant noncash impairment charges and cash exit costs in future periods.

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	June 30, 2017	December 31, 2016

Note Payable, due January 2019, net of discount and deferred financing costs of $2,161,422 and $0, respectively (a)	$3,838,578	$-

Note Payable, due January 2017, net of discount of $0 and $171,868, respectively (a)	-	5,000,000

Notes Payable Paragon Bank (b)	701,043	811,205

Note Payable (c )	75,000	-

Receivables financing facilities (d)	326,168	161,899

Mortgage Note, South Africa, due July 2024 (e)	224,395	215,962

Bank overdraft facilities, South Africa, annual renewal	174,084	124,599

Equipment financing arrangements, South Africa	122,763	145,430

Total long-term debt	$5,462,031	$6,459,094
Current portion of long-term debt	928,870	6,171,649
Long-term debt, less current portion	$4,533,161	$287,445

For the six months ended June 30, 2017 and 2016 amortization of debt discount was $432,932 and $ 85,938, respectively.

a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,200,000 shares of common stock (as adjusted for the Company’s subsequent one-for-ten reverse stock split) to accredited investors. The debentures bear interest at a rate of 8% per annum, payable in cash quarterly in arrears. The debentures mature on December 31, 2018 and contain customary financial and other covenants, including a requirement to maintain positive earnings before interest, taxes, depreciation and amortization. The debentures are secured by a second priority security interest on the Company’s assets and the obligation is guaranteed by the Company’s subsidiaries. The debentures contain a mandatory redemption provision that is triggered by an asset sale. Sale of greater than 33% of the Company’s assets will also trigger an event of default. Upon any event of default, in addition to other customary remedies, the holders have the right, at their sole option, to purchase Little Big Burger from the Company, for an aggregate purchase price of $6,500,000. The warrants have an exercise price of $3.50 (as adjusted for the reverse stock split) and a ten-year term. The warrants are not exercisable until November 4, 2017. Warrants to purchase 800,000 shares include a beneficial ownership limit upon exercise of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant; warrants to purchase the remaining 400,000 shares were amended to increase the beneficial ownership limit upon exercise to 19.99%. The shares of common stock underlying the warrants have registration rights, and, if the warrant shares are not registered, the holders will have the right to cashless exercise.

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

Five million of the net proceeds from the offering were remitted to Florida Mezz, $500,000 will be reserved to fund the opening of new stores, and the balance of $206,746, after transaction expenses, will be used for working capital and general corporate purposes. As of June 30, 2017, $275,463 of the proceeds restricted to fund the opening of new stores remains unexpended, and has been presented as restricted cash in the accompanying condensed consolidated balance sheet.

As a result of the issuance of the debentures and the settlement of the Florida Mezz obligations subsequent to March 31, 2016, the $5 million notes payable are no longer outstanding, the Company’s share repurchase obligation from Florida Mezz has been terminated and Florida Mezz waived unpaid interest and penalties previously recorded in the Company’s consolidated financial statements which resulted in the Company recognizing a gain of $267,512. As a result, as of June 30, 2017, the shares subject to repurchase were reclassified from temporary equity to permanent capital and the amounts accrued for interest and penalties reversed effective as of May 14, 2017.

The new $6 million loan was accounted for as a new borrowing with consideration allocated between the loan and the warrants based upon the relative fair value of the loan and the warrants. The Company valued the warrants associated with the new debt obligation using the Black Sholes model, which resulted in the allocation of $2.3 million to additional paid in capital with a corresponding offset to debt discount. In addition, there were $293,294 in debt origination costs that are also accounted for as an offset to outstanding debt. The resulting debt discount of $2.6 million is being amortized to interest expense over the 20-month term of the notes.

b) The Company has three term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance	Monthly principal and interest payment
Note 1	9/10/2018	5.50%	$61,151	$4,406
Note 2	5/10/2019	5.25%	262,778	11,532
Note 3	8/10/2021	5.25%	377,114	8,500
			$701,043	$24,438

(c ) The Company has a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted company common stock to be paid to the lender each month while the note is outstanding.

d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to remit a total of $412,500 from the merchant accounts of eight of its restaurant locations directly to a lender. The Company agreed to make payments of $1,965 per day for 210 days. The Company has the option to payoff the loan early by remitting a total of $372,900 by the 120th day. Also, during March 2017 in consideration for proceeds of $150,000, the company agreed to remit a total of $205,500 from the merchant accounts of three of its restaurant locations directly to the lender. The Company agreed to make payments of $856 per day for 240 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements.

(e) The Company’s mortgage note is secured by the Company’s land and building used for the Hooters Port Elizabeth facility. The Company has identified several potential purchases for its land and building and anticipates closing the Port Elizabeth Hooters location in the third calendar quarter of 2017 and closing the sale of the land and building. If a transaction closes, the Company estimates it would receive gross proceeds of approximately 6 million to 8 million Rand (approximately $470,000 - $570,000 USD net estimated proceeds after broker commissions). The Company expects to pay the mortgage in full at closing using the net proceeds from the sale of the property. The net assets and liabilities related to Port Elizabeth location have been reclassified to Assets Held for Sale in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2017 and an impairment loss of $634 thousand has been reflected in the accompanying unaudited condensed statement of operations for the periods ended June 30, 2017. These amounts are still subject to change and there can be no assurance that the transaction will be consummated and the estimated net proceeds and impairment loss remain subject to adjustment until finalization of the transaction.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	June 30, 2017	December 31, 2016

6% Convertible notes payable due June 2018	$3,000,000	$3,000,000
8% Convertible notes payable due March 2019	100,000	100,000
Premium on above convertible note	8,578	-
8% Convertible notes payable due March 2019	100,000	150,000
Premium (discount) on above convertible note	8,578	(46,936)
8% Convertible notes payable due March 2019	-	475,000
Total Convertible notes payable	3,217,156	3,678,064
Current portion of convertible notes payable	-	-
Convertible notes payable, less current portion	$3,217,156	$3,678,064

For the six months ended June 30, 2017 and 2016 amortization of debt discount was $24,573 and $640,379, respectively.

Pursuant to exchange agreements dated and effective March 10, 2017 by and between the Company and four existing note holders, the Company exchanged its 8% convertible notes in the aggregate principal amount of $725,000, which notes were in default, for new two-year 2% notes, in the aggregate principal amount of $820,107, representing $725,000 in principal and $95,107 unpaid accrued interest. The original convertible notes were canceled and new convertible notes issued that may be converted to common stock of the Company, at the option of the holder, at a conversion price of $3.00 per share. The notes have a two-year term, but may be called by the holder after the one-year anniversary of the exchange date. During March 2017, subsequent to the exchange agreements, convertible notes in the amount of $150,000 were converted by the holders into 50,000 shares of common stock. During April and May 2017, convertible notes in the amount of $475,000, plus related accrued interest balances, were converted by the holders into 187,798 shares of common stock.

The exchange of the convertible notes was accounting for as an extinguishment of the previous debt, resulting in the recognition of a net loss on extinguishment of $362,822 in the accompanying condensed consolidated financial statements, which was recorded during March 2017. In addition, the lenders of the $3 million 6% convertible debt agreed to waive defaults and extend the note maturity by eighteen months to December 2018.

9. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	June 30,2017	December 31, 2016

Accounts payable and accrued expenses	$3,675,139	$3,807,880
Accrued taxes (VAT, Sales Payroll)	879,254	988,056
Accrued income taxes	134,828	71,713
Accrued interest	351,475	685,419
	$5,040,696	$5,553,068

10. Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both June 30, 2017 and December 31, 2016. The Company had 2,500,534 and 2,190,014 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (including 56,290 shares that were previously classified as shares subject to repurchase obligations as of December 31, 2016). All current and prior period amounts related to shares, share prices and earnings per share contained in the accompanying unaudited condensed consolidated financial statements, have been restated to give retrospective presentation for the reverse stock split (See Note 1).

The Company has 5,000,000 shares of its no par value preferred stock authorized at both June 30, 2017 and December 31, 2016.

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

As of December 31, 2016, 19,050 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering. In addition, 43,826 additional shares were issued following in February 2017 for a total of 62,876 issued and outstanding as June 30, 2017.

In connection with the payment of past due interest on its $5 million note payable, the Company issued 56,290 shares of its common stock to the lender. Concurrently, the Company entered into a put agreement with Florida Mezzanine Fund during 2016, which provided the lender the right to require the Company to repurchase those shares at a price of $0.62 cents per share. This put right originally expired in January 2017 and was subsequently extended to June 30, 2017. The shares subject to the repurchase were reflected as a redeemable temporary equity on the accompanying consolidated balance sheet as of December 31, 2016. In May 2017, Florida Mezzanine fund’s put right terminated in connection with the Company’s repayment of its principal and the shares were reclassified as permanent equity in the accompanying consolidated balance sheet as of June 30, 2017.

Options and Warrants

The Company’s shareholders have approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 400,000 shares have been approved for grant.

As of June 30, 2017, the Company had issued 32,534 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of June 30, 2017 or December 31, 2016. The Company issued 15,000 restricted stock units to an employee during 2016. Approximately 367,466 shares remained available for grant in the future.

The Company also has issued warrants to investors in connection with financing transactions in prior periods. A summary of the warrants outstanding and related activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2017	922,203	$49.80	1.7
Granted	1,200,000	$3.50	-
Exercised	-	-	-
Forfeited	(259,445)	51.01	-
Outstanding June 30, 2017	1,862,758	$19.79	2.6

Exercisable June 30, 2017	1,862,758	$19.79	2.6

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
>$40.00	484,518	1.47	484,518
$30.00-$39.99	49,990	2.14	49,990
$20.00-$29.99	77,950	2.57	77,950
$10.00-$19.99	50,300	3.78	50,300
$0.00-$9.99	1,200,000	9.84	1,200,000
	1,862,758	2.56	1,862,758

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing, short-term advances Chanticleer Investors, LCC, a related party, in the amount of $194,350 as of June 30, 2017 and December 31, 2016. The amount owed to Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which is payable to the Company’s co-investors in that investment.

12. SEGMENT INFORMATION

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Hooters Full Service	$3,392,766	$3,338,259	$6,528,229	$6,512,172
Better Burgers Fast Casual	6,010,542	5,898,316	11,326,830	11,449,966
Just Fresh Fast Casual	1,337,017	1,490,419	2,720,274	2,851,632
Corporate and Other	24,992	25,000	49,982	50,000
	$10,765,317	$10,751,994	$20,625,315	$20,863,770

Operating Income (Loss):
Hooters Full Service	$(546,770)	$54,196	$(589,616)	$43,744
Better Burgers Fast Casual	110,488	7,524	(58,622)	(60,514)
Just Fresh Fast Casual	(109,524)	45,753	(45,884)	(27,455)
Corporate and Other	(535,649)	(490,540)	(1,376,720)	(1,244,925)
	$(1,081,455)	$(383,067)	$(2,070,842)	$(1,289,150)

Depreciation and Amortization
Hooters Full Service	$142,759	$132,650	$278,938	$261,926
Better Burgers Fast Casual	379,331	365,092	755,963	730,224
Just Fresh Fast Casual	79,726	79,247	159,452	154,370
Corporate and Other	843	953	1,686	1,862
	$602,659	$577,942	$1,196,039	$1,148,382

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
United States	$8,598,831	$8,675,754	$16,510,926	$16,904,900
South Africa	1,482,379	1,307,517	2,866,773	2,521,573
Europe	684,107	768,723	1,247,616	1,437,297
	$10,765,317	$10,751,994	$20,625,315	$20,863,770

Operating Income (Loss):
United States	$(1,123,772)	$(406,169)	$(2,064,843)	$(1,271,981)
South Africa	(28,453)	(57,571)	(85,514)	(117,629)
Europe	70,770	80,673	79,515	100,460
	$(1,081,455)	$(383,067)	$(2,070,842)	$(1,289,150)

Non-current Assets:			June 30, 2017	December 31, 2016
United States			$26,800,768	$26,812,062
South Africa			1,299,979	2,519,135
Europe			2,466,918	2,361,246

			$30,567,665	$31,692,443

13. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets. Mrs. Shaw has since applied to the High Court for Rolalor to be re registered to seek to set aside the transfer by Rolalor [Pty] Limited, which is now in final liquidation, of its assets to Tundraspex [Pty] Limited. This request to re-register Rolalor is being opposed by Tundraspex [Pty] Limited. No amounts have been accrued as of June 30, 2017 or December 31, 2016 in the accompanying condensed consolidated balance sheets.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. On January 19, 2017, the case was dismissed with no damages being awarded and no amounts have been reflected in the accompanying condensed consolidated balance sheets as of June 30, 2017 or December 31, 2016.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

16. SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from July 1, 2017 through the date these unaudited condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Quarterly Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	The quality of Company and franchise store operations and changes in sales volume;

●	Our ability to operate our business and generate profits. We have not been profitable to date;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	Our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans effectively;

●	Actions of our franchise partners or operating partners which could harm our business;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Changes in customer preferences and perceptions;

●	Increases in costs, including food, rent, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;
●	Inherent risk in foreign operations and currency fluctuations;

●	Unusual expenses associated with our expansion into international markets;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Current conditions in the global financial markets and the distressed economy;

●	A decline in market share or failure to achieve growth;

●	Negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	Adverse effects on our operations resulting from certain geo-political or other events.

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

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full service dining concepts in the United States and internationally. As of June 30, 2017, our system-wide store count totaled 61 locations, consisting of 47 company-owned locations and 14 franchisee-operated locations as summarized below:

	As of June 30, 2017
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	31	7	9	-	47	77.0%
Franchise	14	-	-	-	14	23.0%
Total	45	7	9	-	61	100.0%

	As of June 30, 2016
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	27	8	9	-	44	80.0%
Franchise	11	-	-	-	11	20.0%
Total	38	8	9	-	55	100.0%

We own, operate and franchise a system-wide total of 45 fast casual restaurants specializing in the “Better Burger” category of which 31 are company-owned and 14 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of 9 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 11 company-owned locations in the United States and 14 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 11 company-owned locations in Oregon.

We also own and operate Just Fresh, our healthier eating fast casual concept with 7 company-owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate 9 Hooters full service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Our results of operations are summarized below:

	June 30, 2017		June 30, 2016
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$10,524,787		$10,525,629		0.0%
Gaming income, net	107,520		97,978		9.7%
Management fees	24,993		25,000		0.0%
Franchise income	108,017		103,387		4.5%
Total revenue	10,765,317		10,751,994		0.1%

Expenses:
Restaurant cost of sales	3,579,558	34.0%	3,445,116	32.7%	3.9%
Restaurant operating expenses	5,855,410	55.6%	5,737,168	54.5%	2.1%
Restaurant pre-opening and closing expenses	90,761	0.9%	-	0.0%	-
General and administrative	1,084,422	10.1%	1,374,835	12.8%	-21.1%
Asset impairment charge	633,962	5.9%	-	0.0%	-
Depreciation and amortization	602,659	5.6%	577,942	5.4%	4.3%
Total expenses	11,846,772	110.0%	11,135,061	103.6%	6.4%
Operating loss from continuing operations	$(1,081,455)		$(383,067)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.
Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations increased 0.1% to $10.8 million for the three months ended June 30, 2017 from $10.8 million for the three months ended June 30, 2016.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Three Months Ended June 30, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,902,525	1,337,017	3,285,245	$-	$10,524,787	97.8%
Gaming income, net	-	-	107,520	-	107,520	1.0%
Management fees	-	-	-	24,993	24,993	0.2%
Franchise income	108,017	-	-	-	108,017	1.0%
Total revenue	$6,010,542	$1,337,017	$3,392,765	$24,993	$10,765,317	100.0%

	Three Months Ended June 30, 2016
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,794,929	1,490,418	3,240,281	$-	$10,525,629	97.9%
Gaming income, net	-	-	97,978	-	97,978	0.9%
Management fees	-	-	-	25,000	25,000	0.2%
Franchise income	103,387	-	-	-	103,387	1.0%
Total revenue	$5,898,316	$1,490,418	$3,338,259	$25,000	$10,751,994	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	1.9%	-10.3%	1.4%	-	0.0%
Gaming income, net	-	-	9.7%	-	9.7%
Management fees	-	-	-	0.0%	0.0%
Franchise income	4.5%	-	-	-	4.5%
Total revenue	1.9%	-10.3%	1.6%	0.0%	0.1%

Restaurant revenues from continuing operations were unchanged at $10.5 million for both the three months ended June 30, 2017 and for the three months ended June 30, 2016.

●	Restaurant revenue from the Company’s Better Burger Group increased 1.9% to $5.9 million for the three months ended June 30, 2017 from $5.8 million for the three months ended June 30, 2016. The increase was attributable the opening of one new Little Big Burger store during the first quarter of 2017, two new Little Big Burger stores and one new BGR store during the second quarter of 2017. The increases attributable to new store openings were partially offset by a 9.7% decrease in revenue from stores open during both periods, primarily at certain of the Company’s American Burger and BGR locations.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 10.3% to $1.3 million for the three months ended June 30, 2017 from $1.5 million for the three months ended June 30, 2016. Revenue was negatively impacted by a reduction in days of operation at the East Boulevard location, which we reduced from seven days per week to five to improve operating margins, and the decision to not renew the Charlotte Knights location, which contributed to a same stores sales decrease of 10.9%.

●	Restaurant revenue from the Company’s Hooter’s restaurants increased 1.4% to $3.3 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016. Revenue increased by 16% in South Africa primarily due to favorable foreign currency rates as compared with the prior year. In the United Kingdom, revenue declined 11%, primarily due to unfavorable foreign currency exchange rates as compared to prior year. Revenue from Hooters in United States declined 3.9%.

Gaming revenue increased 9.7% due to increased play as a result of recent upgrades to the VLT terminals at our Hooters locations in the Pacific Northwest over the past year. The favorable effects of the upgrades were partially offset by the opening of a new casino property in the areas during the current year.

Franchise revenue consisted of recurring royalties in both periods and was essentially unchanged, increasing 4.5% to $108 thousand for the three months ended June 30, 2017 from $103 thousand for the three months ended June 30, 2016.

Management fee revenue was unchanged at $25 thousand in each period. The Company earns $100 thousand annually for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 3.9% to $3.6 million for the three months ended June 30, 2017 from $3.4 million for the three months ended June 30, 2016.

	Three Months Ended
	June 30, 2017		June 30, 2016
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,957,303	33.2%	$1,867,303	32.2%	4.8%
Just Fresh Fast Casual	520,922	39.0%	506,911	34.0%	2.8%
Hooters Full Service	1,101,333	33.5%	1,070,902	33.0%	2.8%
	$3,579,558	34.0%	$3,445,116	32.7%	3.9%

Cost of restaurant sales increased to 34.0% as a percent of net restaurant revenues for the three months ended June 30, 2017 from 32.7% for the three months ended June 30, 2016. The increase in cost of restaurant sales was partially due to increased revenues associated with new stores opened in the past twelve months combined with increases in the cost of beef and other ingredients.

Restaurant operating expenses

Restaurant operating expenses increased 2.1% to $5.9 million for the three months ended June 30, 2017 from $5.7 million for the three months ended June 30, 2016.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations is included in the following table:

	Three Months Ended
	June 30, 2017		June 30, 2016
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,205,085	54.3%	$3,143,990	54.3%	1.9%
Just Fresh Fast Casual	739,155	55.3%	744,077	49.9%	-0.7%
Hooters Full Service	1,911,170	58.2%	1,849,101	57.1%	3.4%
	$5,855,410	55.6%	$5,737,168	54.5%	2.1%

As a percent of restaurant revenues, operating expenses increased to 55.6% for the three months ended June 30, 2017 from 54.5% for the three months ended June 30, 2016. Operating expenses increased partially due to increased revenues associated with new stores opened in the past twelve months combined with the impact of fixed operating costs in certain of our restaurant locations which experienced revenue declines as compared to the prior year period.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $91 thousand for the three months ended June 30, 2017 from $0 for the three months ended June 30, 2016. The preopening costs in the current period were primarily related to pre-opening payroll and other expenses for our Little Big Burger openings in Portland and our BGR opening in northern Virginia during the current quarter.

General and Administrative Expense (“G&A”)

G&A decreased 21.1% to $1.1 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016. Significant components of G&A are summarized as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
Audit, legal and other professional services	$308,982	$193,576
Salary and benefits	542,650	660,918
Consulting and other fees	17,853	76,642
Travel and entertainment	21,834	68,834
Shareholder services and fees	35,154	1,867
Advertising, Insurance and other	157,949	372,998
Total G&A Expenses	$1,084,422	$1,374,835

As a percentage of total revenue, G&A decreased to 10.1% for the three months ended June 30, 2017 from 12.8% for the three months ended June 30, 2016.

For the current period, approximately 52% of the Company’s consolidated G&A is attributable to operating the Corporate office primarily comprised of public company costs (officer salaries, audit, legal, insurance and related expenses) and store support services (accounting, human resources, IT and related expenses).

Approximately 48% of total consolidated G&A is attributable to regional management, franchising, marketing, advertising, and other administrative activities within the Better Burger group, Hooters, and Just Fresh.

The improvement in G&A is primarily due to reductions in regional management and administrative staffing as the Company has continued to streamline and integrate its corporate office and regional operations following the acquisitions... The Company implemented a new enterprise-wide accounting platform and point of sale system across the company’s US based locations further streamlining and simplifying operational process during the current year, which also contributed to the overhead expense reductions.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $0.6 million for the three months ended June 30, 2017 and 2016.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	June 30, 2017	June 30, 2016	% Change
Interest expense	$(504,706)	$(650,479)	-22.4%
Change in fair value of derivative liabilities	-	513,439	-100.0%
Gain on debt refinancing	267,512	-	-
Total other expense	(21)	(27,706)	-99.9%
Total other expense	$(237,215)	$(164,746)	44.0%

Other expense, net increased 44.0% to $237 thousand for the three months ended June 30, 2017 from $165 thousand for the three months ended June 30, 2016. The change in other expenses, net was primarily related to lower interest expenses and a gain on refinancing of the Florida Mezzanine debt in 2017 were partially offset by the $0.5 million noncash income from the change in fair value of non-cash derivative liabilities in the prior year.

Interest expense decreased 22.4% to $0.5 million for the three months ended June 30, 2017 from $0.7 million for the three months ended June 30, 2016. The reduction in interest is primarily due to lower non-cash amortization of debt discounts and the reduction in convertible debt outstanding during the current period.

The Company recognized changes in the fair value of derivative liabilities totaling $0.5 million for the three months ended June 30, 2016. This is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based primarily on the change in the fair value of the price of the Company’s common stock. The Company does not have derivative liabilities in 2017.

In connection with the refinancing of the $5 million Florida Mezzanine Fund debt in May 2017, the Company recognized a gain of $267,512 from Florida Mezz waiving the unpaid interest and penalties previously owed to them.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Our results of operations are summarized below:

	Six Months Ended
	June 30, 2017		June 30, 2016
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$20,177,941		$20,330,320		-0.7%
Gaming income, net	213,588		197,511		8.1%
Management fee income	49,983		50,000		0.0%
Franchise income	183,803		285,939		-35.7%
Total revenue	20,625,315		20,863,770		-1.1%

Expenses:
Restaurant cost of sales	6,770,947	33.6%	6,695,086	32.9%	1.1%
Restaurant operating expenses	11,529,971	57.1%	11,252,183	55.3%	2.5%
Restaurant pre-opening and closing expenses	105,196	0.5%	7,555	0.0%	1292.4%
General and administrative	2,460,042	11.9%	3,049,714	14.6%	-19.3%
Asset impairment charge	633,962	3.1%	-	0.0%	-
Depreciation and amortization	1,196,039	5.8%	1,148,382	5.5%	4.1%
Total expenses	22,696,157	110.0%	22,152,920	106.2%	2.5%
Operating loss from continuing operations	$(2,070,842)		$(1,289,150)		60.6%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations decreased 1.1% to $20.6 million for the six months ended June 30, 2017 from $20.9 million for the six months ended June 30, 2016.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Six Months Ended June 30, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$11,143,026	2,720,274	6,314,641	$-	$20,177,941	97.8%
Gaming income, net	-	-	213,588	-	213,588	1.0%
Management fees	-	-	-	49,983	49,983	0.2%
Franchise income	183,803	-	-	-	183,803	0.9%
Total revenue	$11,326,829	$2,720,274	$6,528,228	$49,983	$20,625,315	100.0%

	Six Months Ended June 30, 2016
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$11,164,027	2,851,632	6,314,660	$-	$20,330,320	97.4%
Gaming income, net	-	-	197,511	-	197,511	0.9%
Management fees	-	-	-	50,000	50,000	0.2%
Franchise income	285,939	-	-	-	285,939	1.4%
Total revenue	$11,449,966	$2,851,632	$6,512,171	$50,000	$20,863,770	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	-0.2%	-4.6%	0.0%	-	-0.7%
Gaming income, net	-	-	8.1%	-	8.1%
Management fees	-	-	-	0.0%	0.0%
Franchise income	-35.7%	-	-	-	-35.7%
Total revenue	-1.1%	-4.6%	0.2%	0.0%	-1.1%

Restaurant revenues from continuing operations decreased 0.7% to $20.2 million for the six months ended June 30, 2017 from $20.3 million for the six months ended June 30, 2016.

●	Restaurant revenue from the Company’s Better Burger Group decreased 0.2% to $11.1 million for the six months ended June 30, 2017 from $11.2 million for the six months ended June 30, 2016. The increases attributable to new store openings were partially offset by a 9.2% decrease in revenue from stores open during both periods, primarily at certain of the Company’s American Burger and BGR locations. The decrease was also attributable to the loss of approximately 4 operating days due to unusual weather in the Pacific Northwest, combined with slower than normal traffic in January and February in the Charlotte and Washington DC markets. Those decreases were partially offset by increased restaurant revenue from the opening of three new Little Big Burger stores and one new BGR store during the first half of 2017.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 4.6% to $2.7 million for the six months ended June 30, 2017 from $2.9 million for the six months ended June 30, 2016. Revenue was negatively impacted by a reduction in days of operation at the East Boulevard location, which we reduced from seven days per week to five to improve operating margins, and the decision to not renew the Charlotte Knights location, which contributed to a same stores sales decrease of 6.6%.

●	Restaurant revenue from the Company’s Hooter’s restaurants were unchanged at $6.3 million for both the six months ended June 30, 2017 and the six months ended June 30, 2016. Revenue increased by 16% in South Africa primarily due to favorable foreign currency rates as compared with the prior year. In the United Kingdom, revenue declined 13%, primarily due to unfavorable foreign currency exchange rates as compared to prior year. Revenue from Hooters in the United States declined 6.6%, primarily as a result of unfavorable weather in the Pacific Northwest during the current year with the loss of approximately 4 operating days and slower than normal traffic during January and February.

Gaming revenue increased 8.1% due to increased play as a result of recent upgrades to the VLT terminals at our Hooters locations in the Pacific Northwest over the past year. The favorable effects of the upgrades were partially offset by unfavorable weather and the opening of a new casino property in the area during the current year.

Franchise revenue decreased 35.7% to $183 thousand for the six months ended June 30, 2017 from $285 thousand for the six months ended June 30, 2016. The decline in franchise revenue is primarily due to limited new franchising activity in the current period while the BGR groups is undertaking a comprehensive rebranding process to improve their store design and offerings, combined with a decline in international royalties.

Management fee revenue was unchanged at $50 thousand in each period. The Company earns $100 thousand annually for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 1.1% to $6.8 million for the six months ended June 30, 2017 from $6.7 million for the six months ended June 30, 2016.

	Six Months Ended
	June 30, 2017		June 30, 2016
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,657,763	32.8%	$3,602,376	32.3%	1.5%
Just Fresh Fast Casual	963,338	35.4%	996,924	35.0%	-3.4%
Hooters Full Service	2,149,846	34.0%	2,095,786	33.2%	2.6%
	$6,770,947	33.6%	$6,695,086	32.9%	1.1%

Cost of restaurant sales increased to 33.6% of net restaurant revenues for the six months ended June 30, 2017 compared to 32.9% for the six months ended June 30, 2016. The increase in cost of restaurant sales was partially due to increased revenues associated with new stores opened in the past twelve months combined with increases in the cost of beef and other ingredients.

Restaurant operating expenses

Restaurant operating expenses increased 2.5% to $11.5 million for the six months ended June 30, 2017 from $11.3 million for the six months ended June 30, 2016.

Our restaurant operating expenses, as a percentage of restaurant sales for each region of operations, are included in the following table:

	Six Months Ended
	June 30, 2017		June 30, 2016
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$6,273,355	56.3%	$6,090,148	54.6%	3.0%
Just Fresh Fast Casual	1,448,127	53.2%	1,472,100	51.6%	-1.6%
Hooters Full Service	3,808,489	60.3%	3,689,935	58.4%	3.2%
	$11,529,971	57.1%	$11,252,183	55.3%	2.5%

As a percent of restaurant revenues, operating expenses increased to 57.1% for the six months ended June 30, 2017 from 55.3% for the six months ended June 30, 2016. Operating expenses increased partially due to increased revenues associated with new stores opened in the past twelve months combined with the impact of fixed operating costs in certain of our restaurant locations which experienced revenue declines as compared to the prior year period.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $105 thousand for the six months ended June 30, 2017 from $8 thousand for the six months ended June 30, 2016. The preopening costs in the current period were primarily related to pre-opening payroll and other expenses for our Little Big Burger openings in Portland and our BGR opening in northern Virginia during the current quarter.

General and Administrative Expense (“G&A”)

G&A decreased 19.3% to $2.5 million for the six months ended June 30, 2017 from $3.0 million for the six months ended June 30, 2016. Significant components of G&A are summarized as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016
Audit, legal and other professional services	$675,888	$561,590
Salary and benefits	1,088,489	1,313,422
Consulting and other fees	54,840	234,634
Travel and entertainment	81,899	146,050
Shareholder services and fees	86,973	17,541
Advertising, Insurance and other	471,953	776,477
Total G&A Expenses	$2,460,042	$3,049,714

As a percentage of total revenue, G&A decreased to 11.9% for the six months ended June 30, 2017 from 14.6% for the six months ended June 30, 2016.

For the current period, approximately 58% of the Company’s consolidated G&A is attributable to operating the Corporate office primarily comprised of public company costs (officer salaries, audit, legal, insurance and related expenses) and store support services (accounting, human resources, IT and related expenses).

Approximately 42% of total consolidated G&A is attributable to regional management, franchising, marketing, advertising, and other administrative activities within the Better Burger group, Hooters, and Just Fresh.

The improvement in G&A is primarily due to reductions in regional management and administrative staffing as the Company has continued to streamline and integrate its operations. The Company is also in process of implementing a new enterprise-wide accounting platform and point of sale system across the majority of the company’s locations, which increased G&A spending in the current period.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $1.2 and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Six Months Ended
Other Income (Expense)	June 30, 2017	June 30, 2016	% Change
Interest expense	$(908,842)	$(1,251,406)	-27.4%
Change in fair value of derivative liabilities	-	1,129,101	-100.0%
Loss on debt refinancing	(95,310)	-	-
Other income	12,212	(19,969)	-161.2%
Total other expense	$(991,940)	$(142,274)	597.2%

Other expense, net increased to a net expense of $1.0 million for the six months ended June 30, 2017 from $0.1 million. The change in other expenses, net was primarily as a result of lower interest expenses and a net loss on refinancing of the Florida Mezzanine debt and several convertible debt obligations during 2017 were partially offset by the $1.1 million noncash income from change in fair value of non-cash derivative liabilities in the prior year.

Interest expense decreased 27.4% to $0.9 million for the six months ended June 30, 2017 from $1.3 million for the six months ended June 30, 2016. The reduction in interest is primarily due to lower non-cash amortization of debt discounts and the reduction in convertible debt outstanding during the current period.

The Company recognized changes in the fair value of derivative liabilities totaling $1.1 million for the six months ended June 30, 2016. This is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based primarily on the change in the fair value of the price of the Company’s common stock. The Company does not have derivative liabilities in 2017.

In connection with the refinancing of the $5 million Florida Mezzanine Fund debt in May 2017, the Company recognized a gain of $268 thousand from Florida Mezz waiving the unpaid interest and penalties previously owed to them. In connection with the modification of convertible note obligations in March 2017, the Company recognized net loss on extinguishment of $363 thousand during the first quarter of 2017, resulting in a net loss of $95 thousand for the six months ended June 30, 2017.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of June 30, 2017, our unrestricted cash balance was $0.4 million, our working capital was negative $3.8 million. We incurred losses from continuing operations of $3.2 million and cash used in operating activities was $0.3 million for the six months ended June 30, 2017 and our debt, preferred stock, accounts payable and accrual obligations total approximately $14.3 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to continue to extend, refinance or recapitalize our debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and generate positive cash flow as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital deficits and expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

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

We have approximately $6.3 million in current liabilities payable within the next twelve months from date of issuance of these financial statements and approximately $7.8 million in obligations payable within the next twenty-four months. In the event that additional working capital is not available, we may then have to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We also have financial covenants and debt service obligations and may incur financial penalties or other negative actions from our lenders if we are not able to meet our obligations.

During March 2017, we extended the payment terms of our convertible debt obligations. During May 2017, we completed a $6 million private placement of 8% debentures and warrants, the proceeds of which were used to repay, settle and release the $5 million note payable and related obligations to Florida Mezzanine Fund and to provide additional working capital for new store openings and operations.

Management is actively considering the possibility benefits of selling certain of its operating assets to reduce debt and provide additional working capital to fund future growth of its domestic burger business, as well as possibly closing certain underperforming store locations to improve operating cash flow. These evaluations are at a preliminary stage, no decisions have been made, and we can provide no assurance that the Company will proceed with any asset sales, or that such asset sale can be completed on favorable terms, or at all. In the event that management does elect to proceed with asset sales and/or store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets could be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

There can be no assurance that we will be successful in implementing our growth plans, obtaining additional debt or equity financing at reasonable terms, if at all, or selling any of our operating assets. Accordingly, this raises substantial doubt about our ability to continue on a going concern for a period of one year from the issuance of these condensed consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might become necessary should the Company decide to liquidate assets or be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2017. Our management has determined that, as of June 30, 2017 the Company’s disclosure controls and procedures were not effective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as June 30, 2017, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal control over financial reporting during the prior year:

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

●

The Company performs extensive reconciliation and manual review procedures to ensure that the financial statements results are accurately presented; however, there is inconsistent and informal documentation of these review procedures.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal control over financial reporting was not effective as of June 30, 2017.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional qualified personnel with experience in financial reporting and internal control. During 2016, the Company took steps to standardize its chart of accounts and accounting procedures. During the first half of 2017, the Company implemented a new enterprise wide accounting system and point of sale systems at the majority of its US based operations to further standardize accounting procedures and reporting and address the information system weaknesses identified.

Changes in Internal Control over Financial Reporting — The Company is implementing changes to its accounting systems internal processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. During the three months ended June 30, 2017, the Company made changes to its accounting systems and its internal control over financial reporting that it expects to materially improve its internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three month period ending June 30, 2017 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

In the event that management proceeds with asset sales and/or store closures rather than continuing to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We have approximately $6.3 million in current liabilities payable within the next twelve months from date of issuance of these financial statements and approximately $7.8 million in obligations payable within the next twenty-four months. In the event that additional working capital is not available, we may be forced to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In the event that management elects to proceed with asset sales and/or store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured lenders, which would have a material adverse affect on our financial condition and ability to continue as a going concern.

We have approximately $6.3 million in current liabilities payable within the next twelve months from date of issuance of these financial statements and approximately $7.8 million in obligations payable within the next twenty-four months. If we are unable to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and we would likely be forced to seek bankruptcy protection.

Proceeds from asset sales are subject to a right of mandatory redemption of our 8% non-convertible secured debenture holders, in principal amount of $6,000,000, thereby limiting our flexibility to allocate proceeds from asset sales to payment of other debt obligations or working capital.

Management is actively considering the possible benefits of selling certain of its operating assets to reduce debt and provide additional working capital to fund future growth of its domestic burger business, as well as possibly closing certain underperforming store locations to improve operating cash flow. Proceeds from asset sales are subject to a right of mandatory redemption of our 8% non-convertible secured debenture holders, in principal amount of $6,000,000, thereby limiting our flexibility to allocate proceeds from asset sales to payment of other debt obligations or working capital.

On June 12, 2017, we received notification from Nasdaq that we regained compliance with the minimum bid price rule and we are in compliance with other applicable requirements required for listing on The Nasdaq Stock Market. Accordingly, our securities will continue to be listed on The Nasdaq Stock Market.

There have been no other material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31,2016 (“Risk Factors”). Readers should carefully consider these Risk Factors, which could materially affect our business, financial condition or future results. These Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue or sell any other unregistered equity securities during the period covered by this report that were not previously reported on a Current Report on Form 8-K.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Chanticleer Holdings Inc. dated May 16, 2017 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, as filed May 18, 2017)

4.1	Form of 8% Non-convertible Secured Debenture (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, as filed May 5, 2017)

4.2	Form of Warrant issued May 4, 2017 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, as filed May 5, 2017)

4.3	Amendment to Warrant dated April 7, 2017 by and between Chanticleer Holdings, Inc., and Larry S. Spitcaufsky, Trustee of Larry Spitcaufsky Family Trust UTD 1-19-88 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, as filed August 9, 2017)

4.4	Form of 2% Convertible Note issued March 10, 2017 (filed herewith)

4.5	Form of Amendment to 6% Secured Convertible Note dated March 24, 2017 (filed herewith)

10.1	Form of Exchange Agreement by and between Chanticleer Holdings Inc. and holders of 8% Notes dated March 10, 2017 (filed herewith)

10.2	Securities Purchase Agreement dated May 4, 2017 by and between Chanticleer Holdings Inc. and certain purchasers (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, as filed May 5, 2017)

10.3	Security Agreement dated May 4, 2017 by and between Chanticleer Holding’s Inc. and holders of 8% Non-convertible Secured Debentures (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, as filed May 5, 2017)

10.3	Subsidiary Guarantee dated May 4, 4017 by and between the subsidiaries of Chanticleer Holdings Inc. and holders of 8% Non-convertible Secured Debentures (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, as filed May 5, 2017)

10.4	Satisfaction, Settlement and Release Agreement dated May 2, 2017 by and between Chanticleer Holdings Inc. and Florida Mezzanine Fund, LLLP (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, as filed May 5, 2017)

10.5	Amendment to Securities Purchase Agreement by and between Chanticleer Holdings, Inc. and holders of 8% Non-convertible Secured Debentures executed August 7, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, as filed August 9, 2017)

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHANTICLEER HOLDINGS, INC.

Date: August 14, 2017	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

