Form 10-Q
period 2017-09-30
Chanticleer Holdings, Inc.
filed 2017-11-13
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 9, 2017 was 3,025,643 shares.

Chanticleer Holdings, Inc. and Subsidiaries

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$295,462	$268,575
Restricted cash	250,861	-
Accounts and other receivables	275,205	524,481
Inventories	463,866	539,550
Prepaid expenses and other current assets	333,593	461,074
Assets held for sale, net	725,644	-
TOTAL CURRENT ASSETS	2,344,631	1,793,680
Property and equipment, net	9,006,200	11,513,693
Goodwill	12,603,545	12,405,770
Intangible assets, net	6,310,949	6,530,243
Investments	800,000	800,000
Deposits and other assets	499,264	442,737
TOTAL ASSETS	$31,564,589	$33,486,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,384,918	$5,553,068
Current maturities of long-term debt and notes payable	771,032	6,171,649
Current maturities of capital leases payable	4,210	18,449
Due to related parties	194,350	194,350
Deferred rent	89,571	173,775
TOTAL CURRENT LIABILITIES	6,444,081	12,111,291
Long-term debt, less current portion, net of discount and deferred financing costs of $1,466,739 and $0, respectively	5,142,343	287,445
Convertible notes payable, net of debt discount (premium) of ($14,704) and $46,936, respectively	3,214,704	3,678,064
Redeemable preferred stock: no par value, 62,876 and 19,050 shares issued and outstanding, net of discount of $226,089 and $0, respectively	631,433	257,175
Deferred rent	2,006,715	1,961,751
Deferred tax liabilities	1,591,284	1,485,554
TOTAL LIABILITIES	19,030,560	19,781,280
Commitments and contingencies
Common stock subject to repurchase obligation; 0 and 56,290 shares issued and outstanding, respectively	-	349,000
Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 and 19,050 issued issued and outstanding, respectively	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 2,514,157 and 2,139,424 shares, respectively	251	213
Additional paid in capital	59,506,252	55,926,196
Accumulated other comprehensive loss	(934,703)	(1,155,658)
Accumulated deficit	(46,942,691)	(42,206,325)
Total Chanticleer Holdings, Inc, Stockholder’s Equity	11,629,109	12,564,426
Non-Controlling Interests	904,920	791,417
TOTAL STOCKHOLDERS’ EQUITY	12,534,029	13,355,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,564,589	$33,486,123

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Restaurant sales, net	$10,479,275	$10,737,961	$30,657,215	$31,068,281
Gaming income, net	115,268	118,136	328,855	315,647
Management fee income	24,999	25,000	74,982	75,000
Franchise income	105,823	95,542	289,626	381,481
Total revenue	10,725,365	10,976,639	31,350,678	31,840,409
Expenses:
Restaurant cost of sales	3,605,212	3,553,684	10,376,160	10,248,770
Restaurant operating expenses	6,119,561	5,888,509	17,649,532	17,140,692
Restaurant pre-opening and closing expenses	34,349	110,432	139,545	117,987
General and administrative expenses	952,959	1,351,112	3,413,001	4,400,826
Asset impairment charge	838,928	-	1,472,890	-
Depreciation and amortization	572,798	590,433	1,768,837	1,738,815
Total expenses	12,123,807	11,494,170	34,819,965	33,647,090
Operating loss from continuing operations	(1,398,442)	(517,531)	(3,469,287)	(1,806,681)
Other (expense) income
Interest expense	(309,538)	(453,150)	(1,218,379)	(1,704,556)
Change in fair value of derivative liabilities	-	102,507	-	1,231,608
Gain (loss) on debt refinancing	-	-	(95,310)	-
Other income (expense)	37,839	32,357	50,050	12,388
Total other expense	(271,699)	(318,286)	(1,263,639)	(460,560)
Loss from continuing operations before income taxes	(1,670,141)	(835,817)	(4,732,926)	(2,267,241)
Income tax expense	(56,070)	(52,474)	(169,398)	(137,867)
Loss from continuing operations	(1,726,211)	(888,291)	(4,902,324)	(2,405,108)
Discontinued operations
Loss from discontinued operations, net of tax	-	(68,718)	-	(1,304,627)
Loss on write down of net assets	-	-	-	(3,876,161)
Consolidated net loss	(1,726,211)	(957,009)	(4,902,324)	(7,585,896)
Less: Net loss attributable to non-controlling interest of continuing operations	168,772	39,248	245,943	53,612
Less: Net loss attributable to non-controlling interest of discontinued operations	-	13,744	-	260,925
Net loss attributable to Chanticleer Holdings, Inc.	$(1,557,439)	$(904,017)	$(4,656,381)	$(7,271,359)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(1,557,439)	$(849,043)	$(4,656,381)	$(2,351,497)
Loss from discontinued operations	-	(54,974)	-	(4,919,862)
Net loss attributable to Chanticleer Holdings, Inc.	$(1,557,439)	$(904,017)	$(4,656,381)	$(7,271,359)
Dividends on redeemable preferred stock	(28,219)	-	(79,988)	-
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(1,585,658)	$(904,017)	$(4,736,369)	$(7,271,359)

Net loss attributable to Chanticleer Holdings, Inc. per common
share, basic and diluted:	$(0.63)	$(0.41)	$(2.10)	$(3.37)
Continuing operations attributable to common stockholders, basic and diluted	$(0.63)	$(0.39)	$(2.10)	$(1.09)
Discontinued operations attributable to common stockholders, basic and diluted	$-	$(0.02)	$-	$(2.28)
Weighted average shares outstanding, basic and diluted	2,501,534	2,195,715	2,258,013	2,160,703

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net loss attributable to Chanticleer Holdings, Inc.	$(1,557,439)	$(904,017)	$(4,656,381)	$(7,271,359)
Unrealized loss on available-for-sale securities, net of tax	-	-	-	(24,501)
Foreign currency translation gain (loss)	31,785	(126,452)	220,955	(235,592)
Total other comprehensive income (loss)	31,785	(126,452)	220,955	(260,093)
Comprehensive loss	$(1,525,654)	$(1,030,469)	$(4,435,426)	$(7,531,452)

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(4,902,324)	$(7,585,896)
Net loss from discontinued operations	-	5,180,788
Net loss from continuing operations	(4,902,324)	(2,405,108)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,768,837	1,738,815
Asset impairment charge	1,472,890	-
Loss on debt refinancing	95,310	-
Common stock and warrants issued for services	217,816	24,510
Common stock and warrants issued for interest	-	349,000
Amortization of debt discount	501,126	925,806
Change in assets and liabilities:
Accounts and other receivables	249,255	(34,820)
Prepaid and other assets	50,667	153,895
Inventory	23,872	55,173
Accounts payable and accrued liabilities	320,135	501,078
Change in amounts payable to related parties	-	196,600
Derivative liabilities	-	(1,231,608)
Deferred income taxes	105,729	96,318
Deferred rent	109,219	(290,530)
Net cash provided by operating activities from continuing operations	12,532	79,129
Net cash used in operating activities from discontinued operations	-	(75,000)
Net cash provided by operating activities	12,532	4,129

Cash flows from investing activities:
Purchase of property and equipment	(1,323,066)	(708,214)
Cash paid for acquisitions, net of cash acquired	-	(72,215)
Proceeds from sale of investments	-	8,902
Net cash used in investing activities from continuing operations	(1,323,066)	(771,527)

Cash flows from financing activities:
Proceeds from sale of preferred stock	591,651	-
Payments related to sale of preferred stock	(243,480)	-
Loan proceeds	6,594,535	125,000
Payment of deferred financing costs	(293,294)
Loan repayments	(5,706,774)	(340,582)
Proceeds from convertible debt	-	-
Capital lease payments	(20,916)	(32,897)
Contribution of non-controlling interest	675,000	796,911
Net cash provided by financing activities from continuing operations	1,596,722	548,432
Effect of exchange rate changes on cash	(8,440)	(14,693)
Net increase (decrease) in cash and restricted cash	277,748	(233,659)
Cash and restricted cash, beginning of period	268,575	1,224,415
Cash and restricted cash, end of period	$546,323	$990,756

See accompanying notes to unaudited condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	September 30, 2017	September 30, 2016

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$601,972	$270,696
Income taxes	6,532	-

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$625,000	$-
Accrued interest settled through issuance of convertible debt	95,107	-
Preferred stock dividends paid through issuance of common stock	34,377	-
Commons stock issued in connection with working capital adjustment	27,018	-

Purchases of businesses:
Current assets excluding cash	$-	$1,611
Goodwill	-	70,604
Cash paid for acquisitions	$-	$72,215

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

Name	Jurisdiction of Incorporation	Percent Owned	Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business			Just Fresh
American Roadside Burgers, Inc.	DE, USA	100%	JF Franchising Systems, LLC	NC, USA	56%
ARB Stores			JF Restaurants, LLC	NC, USA	56%
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%	West Coast Hooters
American Roadside McBee, LLC	NC, USA	100%	Jantzen Beach Wings, LLC	OR, USA	100%
American Roadside Southpark LLC	NC, USA	100%	Oregon Owl’s Nest, LLC	OR, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%	Tacoma Wings, LLC	WA, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%	South African Entities
BGR Acquisition 1, LLC	NC, USA	100%	Chanticleer South Africa (Pty) Ltd.	South Africa	100%
BGR Franchising, LLC	VA, USA	100%	Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
BGR Operations, LLC	VA, USA	100%	Hooters On The Buzz (Pty) Ltd	South Africa	95%
BGR Arlington, LLC	VA, USA	100%	Hooters PE (Pty) Ltd	South Africa	100%
BGR Cascades, LLC	VA, USA	100%	Hooters Ruimsig (Pty) Ltd.	South Africa	100%
BGR Dupont, LLC	DC, USA	100%	Hooters SA (Pty) Ltd	South Africa	78%
BGR Old Keene Mill, LLC	VA, USA	100%	Hooters Umhlanga (Pty.) Ltd.	South Africa	90%

BGR Old Town, LLC	VA, USA	100%	Hooters Willows Crossing (Pty) Ltd	South Africa	100%
BGR Potomac, LLC	MD, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%	European Entities
BGR Tysons, LLC	VA, USA	100%	Chanticleer Holdings Limited	Jersey	100%
BGR Washingtonian, LLC	MD, USA	100%	West End Wings LTD	United Kingdom	100%
Capitol Burger, LLC	MD, USA	100%	Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%	Inactive Entities
BGR Chevy Chase, LLC	MD, USA	100%	Hoot Surfers Paradise Pty. Ltd.	Australia	60%
BT Burger Acquisition, LLC	NC, USA	100%	Hooters Brazil	Brazil	100%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%	DineOut SA Ltd.	England	89%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%	Avenel Financial Services, LLC	NV, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%	Avenel Ventures, LLC	NV, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%	Chanticleer Advisors, LLC	NV, USA	100%
LBB Acquisition, LLC	NC, USA	100%	Chanticleer Investment Partners, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%	Dallas Spoon Beverage, LLC	TX, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%	Dallas Spoon, LLC	TX, USA	100%
LBB Green Lake LLC	OR, USA	50%	American Roadside Cross Hill, LLC	NC, USA	100%
LBB Hassalo LLC	OR, USA	80%	UK Bond Company	United Kingdom	100%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%
LBB Wallingford, LLC	WA, USA	50%
LBB Capitol Hill, LLC	WA, USA	50%
LBB Franchising, LLC	NC, USA	100%
LBB Multnomah Village LLC	OR, USA	50%

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three month and nine months periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, our unrestricted cash balance was $0.3 million and, our working capital was negative $4.1 million. We incurred losses from continuing operations of $4.9 million and cash provided by operating activities was $13 thousand for the nine months ended September 30, 2017. Our debt, preferred stock, accounts payable and accrual obligations total approximately $15.3 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to continue to extend, refinance or recapitalize our debt obligations;

●	the level of investment in new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and generate positive cash flow as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital deficits and expenditures with proceeds from the issuances of our common stock and other financing arrangements, including common stock, convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 2-3 new company stores per quarter, the majority of which will utilize partnership funds from outside investors. We also are evaluating asset sales and divestitures of our non-burger brands as well as the closing of underperforming locations within our burger business. As we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

We have approximately $6.4 million in current liabilities payable within the next twelve months and approximately $15 million in obligations that will have to be paid or refinanced within the next twenty-four months. In the event that additional working capital is not available, we may then have to scale back or freeze our growth plans, sell assets on unfavorable terms, reduce expenses, and/or curtail future acquisition plans and current operations to manage our liquidity and capital resources. We also have financial covenants and debt service obligations and may incur financial penalties or other negative actions from our lenders that could significantly impact the business if we are not able to meet those obligations.

During March 2017, we extended the payment terms of our convertible debt obligations. During May 2017, we completed a $6 million private placement of 8% debentures and warrants, the proceeds of which were used to repay, settle and release the $5 million note payable and related obligations to Florida Mezzanine Fund and to provide additional working capital for new store openings and operations. During October 2017, we entered into a $1 million private placement of common stock and warrants, the proceeds of which were used to fund working capital and current payment obligations.

Management is actively considering the possible benefits of selling certain of its operating assets to reduce debt and provide additional working capital to fund future growth of its domestic burger business, as well as possibly closing certain underperforming store locations to improve operating cash flow. Our evaluations are at a preliminary stage, no decisions have been made, and we can provide no assurance that the Company will proceed with asset sales, or that such asset sales could be completed on favorable terms, or at all. In the event that management does elect to proceed with asset sales in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets could be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

There can be no assurance that we will be successful in implementing our plans, obtaining additional debt or equity financing at reasonable terms, if at all, or selling any of our operating assets. Accordingly, this raises substantial doubt about our ability to continue on a going concern for a period of one year from the issuance of these condensed consolidated financial statements.

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

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of September 30, 2017 and 2016 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	September 30, 2017	September 30, 2016
Warrants	1,862,758	950,630
Convertible notes	366,667	383,634
Accrued interest on convertible notes	-	28,777
Total	2,229,425	1,363,041

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (as subsequently amended)” which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. The new guidance will be effective for the Company beginning in calendar 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently evaluating the effect of this update on its consolidated financial statements and expects to use the modified retrospective approach upon adoption and believes that the primary change on the Company’s revenue recognition practices will be to recognize initial franchise fees over the life of the related franchise agreements, which will result in those franchise fees to be recognized over a longer timeframe.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has not completed its evaluation of effect this update will have on its consolidated financial statements, but does expect there could be a material increase in both assets and liabilities reflected on its consolidated balance sheets as a result of adoption as of January 1, 2019.

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

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At September 30, 2017, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

4. DISCONTINUED OPERATIONS

In September 2016, the Company approved a plan to exit the Australia and Eastern Europe markets, authorizing management to sell or close its five Hooters stores in Australia and its one store in Budapest.

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

There were no remaining balances attributable to discontinued operations on the accompanying condensed consolidated balance sheets as of September 30, 2017 or December 31, 2016.

The major line items comprising the loss of discontinued operations are as follows:

Major line items constituting pre-tax loss of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$-	$457,527	$-	$3,427,928
Restaurant cost of sales	-	154,191	-	1,196,734
Restaurant operating expenses	-	329,884	-	2,780,441
General and administrative expenses	-	42,169	-	296,343
Depreciation and amortization	-	-	-	436,144
Other	-	1		22,893
Loss of discontinued operations	-	(68,718)		(1,304,627)
Loss on write-down of net assets	-	-	-	(3,876,161)
Total pretax loss of discontinued operations	-	(68,718)		(5,180,788)
Income tax	-	-	-	-
Loss on discontinued operations	$-	$(68,718)	$-	$(5,180,788)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
Leasehold improvements	$10,156,225	$10,363,996
Restaurant furniture and equipment	5,979,837	6,716,926
Construction in progress	325,706	582,265
Office and computer equipment	68,303	68,303
Land and buildings	-	826,664
Office furniture and fixtures	108,030	108,030
	16,638,101	18,666,184
Accumulated depreciation and amortization	(7,631,901)	(7,152,491)
	$9,006,200	$11,513,693

During 2017, the Company recognized asset impairment charges totaling $1.5 million related to the closure of two BGR locations and the potential sale of two Hooters locations. Property and equipment was written down by $2.3 million to reflect the asset held for sale, or closed, of net realizable value.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill is summarized by operating segment as follows:

	September 30, 2017	December 31, 2016
Hooters Full Service	$4,658,942	$4,461,167
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$12,603,545	$12,405,770

The changes in the carrying amount of goodwill are summarized as follows:

	September 30, 2017	December 31, 2016
Beginning Balance	$12,405,770	$12,702,139
Acquisitions	-	70,604
Adjustments	-	62,192
Foreign currency translation (loss) gain	197,775	(429,165)
Ending Balance	$12,603,545	$12,405,770

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated Useful Life	September 30, 2017	December 31, 2016

Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Franchise fees:
Hooters South Africa	20 years	325,900	322,258
Hooters Pacific NW	20 years	74,507	88,826
BGR: The Burger Joint	Indefinite	1,320,000	1,320,000
Hooters UK	5 years	13,042	30,848
		1,733,449	1,761,932
Total Intangibles at cost		7,510,379	7,538,862
Accumulated amortization		(1,199,430)	(1,008,619)
Intangible assets, net		$6,310,949	$6,530,243

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

Management tested its long-lived assets for impairment as of September 30, 2017 comparing each reporting unit’s fair value to its carrying value. That assessment included the assumption that management would continue to hold and operate each segment and generate cash flows over a period of years. Those cash flows were discounted using the income approach and compared to the carrying value of each segment. Management also evaluated the fair value of the reporting segments using the market value approach, comparing the carrying value to fair value based on multiples of current earnings and other indicators of value for each reporting unit. Management determined that the estimated fair value of its reporting units was greater than the carrying value of the reporting units and that the Company’s goodwill, intangibles and long-lived assets were not impaired as of September 30, 2017.

However, management noted that the margin between the estimated fair value and carrying value of the reporting units was very narrow and that the impairment assessment in future periods would be sensitive to changes in estimates of cash flow, discount rates and other assumptions increasing the risk that an impairment could be triggered in future periods. The Company is also considering various strategies to improve cash flow and reduce long term debt, which could include selling certain of its operating assets, as well as possibly closing certain underperforming store locations to improve operating cash flow.

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

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	September 30, 2017	December 31, 2016

Note Payable, due December 2018, net of discount of $1,466,739 and $0, respectively (a)	$4,533,261	$-

Note Payable, due January 2017 (a)	-	5,000,000

Notes Payable Paragon Bank (b)	637,270	811,205

Note Payable (c )	75,000	-

Receivables financing facilities (d)	186,728	161,899

Mortgage Note, South Africa, due July 2024 (e)	209,901	215,962

Bank overdraft facilities, South Africa, annual renewal	167,209	124,598

Equipment financing arrangements, South Africa	104,006	145,430

Total long-term debt	$5,913,375	$6,459,094
Current portion of long-term debt	771,032	6,171,649
Long-term debt, less current portion	$5,142,343	$287,445

For the nine months ended September 30, 2017 and 2016 amortization of debt discount was $502,053 and $128,901 respectively.

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

In conjunction with the financing described above, the Company entered into a Satisfaction, Settlement and Release Agreement with Florida Mezzanine Fund LLLP, a Florida limited liability partnership (“Florida Mezz”), pursuant to which Florida Mezz agreed to release the Company from all claims and outstanding obligations pursuant to that certain Assumption Agreement dated September 30, 2014, as amended October 15, 2014 and October 22, 2016, and that certain Agreement dated May 23, 2016, as amended January 30, 2017, in exchange for payment of $5,000,000.

Five million of the net proceeds from the offering were remitted to Florida Mezz, $500,000 was reserved to fund the opening of new stores, and the balance of $206,746, after transaction expenses, was used for working capital and general corporate purposes. As of September 30, 2017, $250,861 of the proceeds restricted to fund the opening of new stores remains unexpended, and has been presented as restricted cash in the accompanying condensed consolidated balance sheet.

As a result of the issuance of the debentures and the settlement of the Florida Mezz obligations subsequent to March 31, 2016, the $5 million notes payable are no longer outstanding, the Company’s share repurchase obligation from Florida Mezz has been terminated and Florida Mezz waived unpaid interest and penalties previously recorded in the Company’s consolidated financial statements which resulted in the Company recognizing a gain of $267,512. As a result, as of September 30, 2017, the shares subject to repurchase were reclassified from temporary equity to permanent capital and the amounts accrued for interest and penalties reversed effective as of May 14, 2017.

The new $6 million loan was accounted for as a new borrowing with consideration allocated between the loan and the warrants based upon the relative fair value of the loan and the warrants. The Company valued the warrants associated with the new debt obligation using the Black Sholes model, which resulted in the allocation of $1.7 million to additional paid in capital with a corresponding offset to debt discount. In addition, there were $0.3 million in debt origination costs that are also accounted for as an offset to outstanding debt. The resulting debt discount of $2.0 million is being amortized to interest expense over the 20-month term of the notes.

b) The Company has three term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance	Monthly principal and interest payment
Note 1	9/10/2018	5.50%	$49,089	$4,406
Note 2	5/10/2019	5.25%	231,573	11,532
Note 3	8/10/2021	5.25%	356,608	8,500
			$637,270	$24,438

(c ) The Company has a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted company common stock to be paid to the lender each month while the note is outstanding.

d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to remit a total of $412,500 from the merchant accounts of eight of its restaurant locations directly to a lender. The Company originally agreed to make payments of $1,965 per day for 210 days. As of October 2017, the daily payment amount was modified to $1,200 per day and the term was extended to February 2018, with total remittance over the life of the loan unchanged. Also, during March 2017 in consideration for proceeds of $150,000, the company agreed to remit a total of $205,500 from the merchant accounts of three of its restaurant locations directly to the lender. The Company agreed to make payments of $856 per day for 240 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements.

(e) The Company’s mortgage note is secured by the Company’s land and building used for the Hooters Port Elizabeth facility. The Company has entered into a contract to sell land and building and closed the Port Elizabeth Hooters location during the third calendar quarter of 2017. The Company estimates it would receive gross proceeds of approximately 6 million Rand (approximately $470,000 USD net estimated proceeds after broker commissions) at closing which is expected to occur before the end of calendar 2017. The Company expects to pay the mortgage note in full at closing using the net proceeds from the sale of the property. The net assets and liabilities related to Port Elizabeth location have been reclassified to Assets Held for Sale in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2017 and an impairment loss of $738,000 related to this property has been reflected in the accompanying unaudited condensed statement of operations for the periods ended September 30, 2017. There can be no assurance that the transaction will close and the estimated net proceeds and impairment loss remain subject to adjustment until finalization of the transaction.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	September 30, 2017	December 31, 2016

6% Convertible notes payable due June 2018	$3,000,000	$3,000,000
Discounts on above convertible note	-	-
8% Convertible notes payable due March 2019	100,000	100,000
Premium on above convertible note	7,352	-
8% Convertible notes payable due March 2019	100,000	150,000
Premium (discount) on above convertible note	7,352	(46,936)
8% Convertible notes payable due March 2019	-	475,000
Total Convertible notes payable	3,214,704	3,678,064
Current portion of convertible notes payable	-	-
Convertible notes payable, less current portion	$3,214,704	$3,678,064

For the nine months ended September 30, 2017 and 2016 amortization of debt premium was $27,014 and amortization of debt discount was $793,904, respectively.

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

9. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	September 30, 2017	December 31, 2016

Accounts payable and accrued expenses	$3,917,069	$3,807,880
Accrued taxes (VAT, Sales Payroll)	1,019,079	988,056
Accrued income taxes	66,731	71,713
Accrued interest	382,039	685,419
	$5,384,918	$5,553,068

10. Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both September 30, 2017 and December 31, 2016. The Company had 2,514,157 and 2,190,014 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (including 56,290 shares that were previously classified as shares subject to repurchase obligations as of December 31, 2016). All current and prior period amounts related to shares, share prices and earnings per share contained in the accompanying unaudited condensed consolidated financial statements, have been restated to give retrospective presentation for the reverse stock split (See Note 1).

The Company has 5,000,000 shares of its no par value preferred stock authorized at both September 30, 2017 and December 31, 2016.

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

As of December 31, 2016, 19,050 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering. In addition, 43,826 additional shares were issued following in February 2017 for a total of 62,876 issued and outstanding as September 30, 2017.

In connection with the payment of past due interest on its $5 million note payable, the Company issued 56,290 shares of its common stock to the lender. Concurrently, the Company entered into a put agreement with Florida Mezzanine Fund during 2016, which provided the lender the right to require the Company to repurchase those shares at a price of $0.62 cents per share. This put right originally expired in January 2017 and was subsequently extended to September 30, 2017. The shares subject to the repurchase were reflected as a redeemable temporary equity on the accompanying consolidated balance sheet as of December 31, 2016. In May 2017, Florida Mezzanine fund’s put right terminated in connection with the Company’s repayment of its principal and the shares were reclassified as permanent equity in the accompanying consolidated balance sheet as of September 30, 2017.

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

As of September 30, 2017, the Company had issued 32,534 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of September 30, 2017 or December 31, 2016. The Company issued 15,000 restricted stock units to an employee during 2016. Approximately 367,466 shares remained available for grant in the future.

The Company also has issued warrants to investors in connection with financing transactions in prior periods. A summary of the warrants outstanding and related activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2017	922,203	$49.80	1.7
Granted	1,200,000	$3.50	9.6
Exercised	-	-	-
Expired	(259,445)	51.01	-
Outstanding September 30, 2017	1,862,758	$19.79	2.3

Exercisable September 30, 2017	1,862,758	$19.79	2.3

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
> $40.00	484,518	1.22	484,518
$30.00-$39.99	49,990	1.89	49,990
$20.00-$29.99	77,950	2.32	77,950
$10.00-$19.99	50,300	3.53	50,300
$0.00-$9.99	1,200,000	9.59	1,200,000
	1,862,758	2.31	1,862,758

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing, short-term advances from Chanticleer Investors, LCC, a related party, in the amount of $194,350 as of September 30, 2017 and December 31, 2016. The amount owed to Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which is payable to the Company’s co-investors in that investment.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Hooters Full Service	$3,619,510	$3,682,340	$10,147,738	$10,194,512
Better Burgers Fast Casual	5,850,061	5,741,783	17,176,891	17,191,749
Just Fresh Fast Casual	1,230,795	1,527,516	3,951,069	4,379,148
Corporate and Other	24,999	25,000	74,980	75,000
	$10,725,365	$10,976,639	$31,350,678	$31,840,409

Operating Income (Loss):
Hooters Full Service	$(485,844)	$37,728	$(1,075,460)	$81,473
Better Burgers Fast Casual	(399,256)	(151,958)	(457,878)	(212,472)
Just Fresh Fast Casual	(28,301)	49,942	(74,185)	22,487
Corporate and Other	(485,041)	(453,243)	(1,861,764)	(1,698,169)
	$(1,398,442)	$(517,531)	$(3,469,287)	$(1,806,681)

Depreciation and Amortization
Hooters Full Service	$128,858	$143,691	$407,795	$405,617
Better Burgers Fast Casual	387,621	362,674	1,143,584	1,092,898
Just Fresh Fast Casual	55,476	83,117	214,928	237,487
Corporate and Other	843	951	2,530	2,813
	$572,798	$590,433	$1,768,837	$1,738,815

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
United States	$8,353,055	$8,570,452	$24,863,979	$25,475,352
South Africa	1,502,349	1,495,757	4,369,122	4,017,330
Europe	869,961	910,430	2,117,577	2,347,727
	$10,725,365	$10,976,639	$31,350,678	$31,840,409

Operating Income (Loss):
United States	$(1,401,618)	$(550,833)	$(2,832,502)	$(1,822,814)
South Africa	(50,060)	(35,331)	(769,536)	(152,960)
Europe	53,236	68,633	132,751	169,093
	$(1,398,442)	$(517,531)	$(3,469,287)	$(1,806,681)

Non-current Assets:	September 30, 2017	December 31, 2016
United States	$25,491,405	$26,812,062
South Africa	1,200,622	2,519,135
Europe	2,527,931	2,361,246
	$29,219,958	$31,692,443

13. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets. Mrs. Shaw has since applied to the High Court for Rolalor to be re registered to seek to set aside the transfer by Rolalor [Pty] Limited, which is now in final liquidation, of its assets to Tundraspex [Pty] Limited. This request to re-register Rolalor is being opposed by Tundraspex [Pty] Limited. No amounts have been accrued as of September 30, 2017 or December 31, 2016 in the accompanying condensed consolidated balance sheets.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. On January 19, 2017, the case was dismissed with no damages being awarded and no amounts have been reflected in the accompanying condensed consolidated balance sheets as of September 30, 2017 or December 31, 2016.

The Company is involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

16. SUBSEQUENT EVENTS

Management has evaluated all events and transactions that occurred from July 1, 2017 through the date these unaudited condensed consolidated financial statements were issued for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements.

On October 12, 2017, the Company entered into a Securities Purchase Agreement with institutional and accredited investors in a registered direct offering for the sale of 499,857 shares of common stock (the “Shares”) at a purchase price of $2.00 per share, for a total gross purchase price of $999,714. The Securities Purchase Agreement contains customary representations, warranties and covenants. The company also agreed to issue unregistered 5 ½ year warrants to purchase up to 499,857 shares of common stock (“Warrants”) to the investors in a concurrent private placement at an exercise price of $3.50 per share. The company has agreed to register the resale of the common shares underlying the Warrants and the registration was declared effective in October, 2017. The Warrants are exercisable for cash in full commencing six months after the issuance date.

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

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full-service dining concepts in the United States and internationally. As of September 30, 2017, our system-wide store count totaled 57 locations, consisting of 44 company-owned locations and 13 franchisee-operated locations as summarized below:

	As of September 30, 2017
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	29	7	8	-	44	77.2%
Franchise	13	-	-	-	13	22.8%
Total	42	7	8	-	57	100.0%

	As of September 30, 2016
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	27	8	9	-	44	78.6%
Franchise	12	-	-	-	12	21.4%
Total	39	8	9	-	56	100.0%

We own, operate and franchise a system-wide total of 42 fast casual restaurants specializing in the “Better Burger” category of which 29 are company-owned and 13 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast-casual dining chain consisting of 9 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 9 company-owned locations in the United States and 13 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 11 company-owned locations in Oregon.

We also own and operate Just Fresh, our healthier eating fast casual concept with 7 company-owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate 8 Hooters full service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Our results of operations are summarized below:

	Three Months Ended
	September 30, 2017		September 30, 2016
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$10,479,275		$10,737,961		-2.4%
Gaming income, net	115,268		118,136		-2.4%
Management fees	24,999		25,000		0.0%
Franchise income	105,823		95,542		10.8%
Total revenue	10,725,365		10,976,639		-2.3%

Expenses:
Restaurant cost of sales	3,605,212	34.4%	3,553,684	33.1%	1.4%
Restaurant operating expenses	6,119,561	58.4%	5,888,509	54.8%	3.9%
Restaurant pre-opening and closing expenses	34,349	0.3%	110,432	1.0%	-68.9%
General and administrative	952,959	8.9%	1,351,112	12.3%	-29.5%
Asset impairment charge	838,928	7.8%	-	0.0%	-
Depreciation and amortization	572,798	5.3%	590,433	5.4%	-3.0%
Total expenses	12,123,807	113.0%	11,494,170	104.7%	5.5%
Operating loss from continuing operations	$(1,398,442)		$(517,531)

*  Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations decreased 2.3% to $10.7 million for the three months ended September 30, 2017 from $11.0 million for the three months ended September 30, 2016.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Three Months Ended September 30, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,744,240	$1,230,795	$3,504,240	$-	$10,479,275	97.7%
Gaming income, net	-	-	115,268	-	115,268	1.1%
Management fees	-	-	-	24,999	24,999	0.2%
Franchise income	105,823	-	-	-	105,823	1.0%
Total revenue	$5,850,063	$1,230,795	$3,619,508	$24,999	$10,725,365	100.0%

	Three Months Ended September 30, 2016
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,646,241	$1,527,516	$3,564,204	$-	$10,737,961	97.8%
Gaming income, net	-	-	118,136	-	118,136	1.1%
Management fees	-	-	-	25,000	25,000	0.2%
Franchise income	95,542	-	-	-	95,542	0.9%
Total revenue	$5,741,783	$1,527,516	$3,682,340	$25,000	$10,976,639	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	1.7%	-19.4%	-1.7%	-	-2.4%
Gaming income, net	-	-	-2.4%	-	-2.4%
Management fees	-	-	-	0.0%	0.0%
Franchise income	10.8%	-	-	-	10.8%
Total revenue	1.9%	-19.4%	-1.7%	0.0%	-2.3%

Restaurant revenues from continuing operations decreased 2.4% to $10.5 million for the three months ended September 30, 2017 from $10.7 million for the three months ended September 30, 2016.

●	Restaurant revenue from the Company’s Better Burger Group increased 1.7% to $5.7 million for the three months ended September 30, 2017 from $5.6 million for the three months ended September 30, 2016. The increase was attributable the opening of one new Little Big Burger store during the first quarter of 2017, two new Little Big Burger stores and one new BGR store during the second quarter of 2017. The increases attributable to new store openings were partially offset by lower revenue from stores open during both periods and by the closure of taxes stores in September 2017.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 19.4% to $1.2 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016. Revenues decreased at all Just Fresh locations due to increased local competition and were also negatively impacted by a reduction in operating days at the East Boulevard location, which was reduced from seven days per week to five, and the decision to not renew the Charlotte Knights location.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 1.7% to $3.5 million for the three months ended September 30, 2017 from $3.6 million for the three months ended September 30, 2016. Revenue increased by 2.5% in South Africa in US Dollars and 4.5% in local currency. In the United Kingdom, revenue decreased 4.4% in US dollars, and increased 5.7% in local currency. Revenue from Hooters in United States declined 2.3%.

Gaming revenue decreased 2.4%, primarily due to the opening of a new casino property in the area.

Franchise revenue consisted of recurring royalties in both periods and increased 10.8% 4.5% to $105 thousand for the three months ended September 30, 2017 from $95 thousand for the three months ended September 30, 2016.

Management fee revenue was unchanged at $25 thousand in each period. The Company earns $100 thousand annually for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 1.5% to $3.6 million for the three months ended September 30, 2017 from $3.6 million for the three months ended September 30, 2016.

	Three Months Ended
	September 30, 2017		September 30, 2016
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,954,779	34.0%	$1,816,289	32.2%	7.6%
Just Fresh Fast Casual	421,041	34.2%	530,272	34.7%	-20.6%
Hooters Full Service	1,229,392	35.1%	1,207,123	33.9%	1.8%
	$3,605,212	34.4%	$3,553,684	33.1%	1.4%

Cost of restaurant sales increased to 34.4% as a percent of net restaurant revenues for the three months ended September 30, 2017 from 33.1% for the three months ended September 30, 2016. The increase in cost of restaurant sales was partially due to increased revenues associated with new stores opened in the past twelve months combined with increases in the cost of beef, chicken wings and other commodities. In addition, our Hooters business in the United States was required to change food distributors in the current period, which negatively impacted food costs.

Excluding the impact of the change in distributors at the US Hooters locations, costs of restaurant sales would have been approximately 33.8% instead of 34.4%. Management is working with the new distributor to reduce costs and increase menu pricing to offset the impact in future periods and also expects to see a reduction in costs as beef prices are expected to decline over the remainder of the year.

Restaurant operating expenses

Restaurant operating expenses increased 3.9% to $6.1 million for the three months ended September 30, 2017 from $5.9 million for the three months ended September 30, 2016.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations is included in the following table:

	Three Months Ended
	September 30, 2017		September 30, 2016
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,340,846	58.2%	$3,028,408	53.6%	10.3%
Just Fresh Fast Casual	692,280	56.2%	766,496	50.2%	-9.7%
Hooters Full Service	2,086,435	59.5%	2,093,605	58.7%	-0.3%
	$6,119,561	58.4%	$5,888,509	54.8%	3.9%

As a percent of restaurant revenues, operating expenses increased to 58.4% for the three months ended September 30, 2017 from 54.8% for the three months ended September 30, 2016. Operating expenses increased due to the opening of new stores combined with the impact increasing wage rates in the Portland area. In addition, in those locations where revenues declined as compared to the prior year period, fixed operating expenses, including rent and utilities, increased as a percent of revenue.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $35 thousand for the three months ended September 30, 2017 from $110 for the three months ended September 30, 2016. The preopening costs in the current period were primarily related to pre-opening payroll and other expenses for our Little Big Burger in Charlotte and BGR in Northern Virginia which are both scheduled to open in the fourth quarter.

General and Administrative Expense (“G&A”)

G&A decreased 29.5% to $1.0 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016. Significant components of G&A are summarized as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
Audit, legal and other professional services	$153,058	$188,115
Salary and benefits	532,491	848,901
Travel and entertainment	59,411	100,998
Shareholder services and fees	22,639	46,114
Advertising, Insurance and other	185,360	166,984
Total G&A Expenses	$952,959	$1,351,112

As a percentage of total revenue, G&A decreased to 8.9% for the three months ended September 30, 2017 from 12.3% for the three months ended September 30, 2016.

The reduction in G&A is primarily due to reductions in regional management and corporate office staffing as the Company has continued to streamline and integrate its back office functions and regional management structure over the past year. The Company implemented a new enterprise-wide accounting platform and point of sale system across the company’s US based locations further streamlining and simplifying operational process during the current year, which also contributed to the overhead expense reductions.

For the current period, approximately 53% of the Company’s consolidated G&A is attributable to operating the Corporate office primarily comprised of public company costs (officer salaries, audit, legal, insurance and related expenses) and store support services (accounting, human resources, IT and related expenses).

Approximately 47% of total consolidated G&A is attributable to regional management, franchising, marketing, advertising, and other administrative activities within the Better Burger group, Hooters, and Just Fresh.

Asset impairment charges

Asset impairment charges totaled $0.9 million for the three months ended September 30, 2017 as compared with $0 during the three months ended September 30, 2016. During the third quarter of 2017, the Company recognized impairment charges related to the closure of two BGR store locations in the Washington DC area, as well as impairment charges related to two stores currently being offered for sale. The impairment charges primarily arise from writing down leasehold improvements and property and equipment to estimated net realizable value based on management’s intent to close or sell the related store locations.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $0.6 million for the three months ended September 30, 2017 and 2016.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	September 30, 2017	September 30, 2016	% Change
Interest expense	$(309,538)	$(453,150)	-31.7%
Change in fair value of derivative liabilities	-	102,507	-100.0%
Total other expense	37,839	32,357	16.9%
Total other expense	$(271,699)	$(318,286)	-14.6%

Other expense, net decreased 14.6% to $272 thousand for the three months ended September 30, 2017 from $318 thousand for the three months ended September 30, 2016. The change in other expenses, net was primarily related to lower interest expenses were partially offset by the $0.1 million noncash income from the change in fair value of non-cash derivative liabilities in the prior year.

Interest expense decreased 31.7% to $0.3 million for the three months ended September 30, 2017 from $0.5 million for the three months ended September 30, 2016. The reduction in interest is primarily due to lower non-cash amortization of debt discounts and reduction in convertible debt outstanding during the current period.

The Company recognized changes in the fair value of derivative liabilities totaling $0.1 million for the three months ended September 30, 2016. This is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based primarily on the change in the fair value of the price of the Company’s common stock. The Company did not have any changes in fair value derivative liabilities in the current period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Our results of operations are summarized below:

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$30,657,215		$31,068,281		-1.3%
Gaming income, net	328,855		315,647		4.2%
Management fee income	74,982		75,000		0.0%
Franchise income	289,626		381,481		-24.1%
Total revenue	31,350,678		31,840,409		-1.5%

Expenses:
Restaurant cost of sales	10,376,160	33.8%	10,248,770	33.0%	1.2%
Restaurant operating expenses	17,649,532	57.6%	17,140,692	55.2%	3.0%
Restaurant pre-opening and closing expenses	139,545	0.5%	117,987	0.4%	18.3%
General and administrative	3,413,001	10.9%	4,400,826	13.8%	-22.4%
Asset impairment charge	1,472,890	4.7%	-	0.0%	-
Depreciation and amortization	1,768,837	5.6%	1,738,815	5.5%	1.7%
Total expenses	34,819,965	111.1%	33,647,090	105.7%	3.5%
Operating loss from continuing operations	$(3,469,287)		$(1,806,681)		92.0%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations decreased 1.5% to $31.4 million for the nine months ended September 30, 2017 from $31.8 million for the nine months ended September 30, 2016.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Nine Months Ended September 30, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$16,887,265	$3,951,069	$9,818,881	$-	$30,657,215	97.8%
Gaming income, net	-	-	328,855	-	328,855	1.0%
Management fees	-	-	-	74,982	74,982	0.3%
Franchise income	289,626	-	-	-	289,626	0.9%
Total revenue	$17,176,891	$3,951,069	$10,147,736	$74,982	$31,350,678	100.0%

	Nine Months Ended September 30, 2016
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$16,810,268	$4,379,148	$9,878,865	$-	$31,068,281	97.6%
Gaming income, net	-	-	315,647	-	315,647	1.0%
Management fees	-	-	-	75,000	75,000	0.2%
Franchise income	381,481	-	-	-	381,481	1.2%
Total revenue	$17,191,749	$4,379,148	$10,194,512	$75,000	$31,840,409	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	0.5%	-9.8%	-0.6%	-	-1.3%
Gaming income, net	-	-	4.2%	-	4.2%
Management fees	-	-	-	0.0%	0.0%
Franchise income	-24.1%	-	-	-	-24.1%
Total revenue	-0.1%	-9.8%	-0.5%	0.0%	-1.5%

Restaurant revenues from continuing operations decreased 1.3% to $30.7 million for the nine months ended September 30, 2017 from $31.1 million for the nine months ended September 30, 2016.

●	Restaurant revenue from the Company’s Better Burger Group increased 0.5% to $16.9 million for the nine months ended September 30, 2017 from $16.8 million for the nine months ended September 30, 2016. The increases attributable to new store openings were partially offset by an 18.8% decrease in revenue from stores open during both periods and the closure of two stores in September 2017. Year to date revenues were also impacted by the loss of approximately 4 operating days due to unusual weather in the Pacific Northwest, combined with slower than normal traffic in January and February in the Charlotte and Washington DC markets. Those decreases were partially offset by approximately $1.4 million increase in restaurant revenue from three new Little Big Burger stores and one new BGR stores opened during the first half of 2017.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 9.8% to $4.0 million for the nine months ended September 30, 2017 from $4.4 million for the nine months ended September 30, 2016. Revenues decreased at all Just Fresh locations due to increased local competition and were also negatively impacted by a reduction in operating days at the East Boulevard location, which was reduced from seven days per week to five, and the decision to not renew the Charlotte Knights location.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 0.6% to $9.8 million for both the nine months ended September 30, 2017 from $9.9 million for the nine months ended September 30, 2016. Revenue increased by 10.8% in South Africa primarily due to favorable foreign currency rates as compared with the prior year. In the United Kingdom, revenue declined 9.8%, due to unfavorable foreign currency exchange rates as compared to prior year. Revenue from Hooters in the United States declined 5.2%, primarily as a result of unfavorable weather in the Pacific Northwest during the current year with the loss of approximately 4 operating days and slower than normal traffic during January and February combined with slightly slower traffic in the second half of the year.

Gaming revenue increased 4.2% due to increased play as a result of recent upgrades to the VLT terminals at our Hooters locations in the Pacific Northwest over the past year. The favorable effects of the upgrades were partially offset by unfavorable weather early in the year and the opening of a new casino property in the area.

Franchise revenue decreased 24.1% to $289 thousand for the nine months ended September 30, 2017 from $381 thousand for the Nine Months ended September 30, 2016. The decline in franchise revenue is primarily due to limited new franchising activity in the current period while the BGR groups is undertaking a comprehensive rebranding process to improve their store design and offerings, combined with a decline in international royalties.

Management fee revenue was unchanged at $75 thousand in each period. The Company earns $100 thousand annually for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 1.2% to $10.4 million for the nine months ended September 30, 2017 from $10.2 million for the nine months ended September 30, 2016.

	Nine Months Ended
	September 30, 2017		September 30, 2016
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$5,612,542	33.2%	$5,418,665	32.2%	3.6%
Just Fresh Fast Casual	1,384,379	35.0%	1,527,196	34.9%	-9.4%
Hooters Full Service	3,379,239	34.4%	3,302,909	33.4%	2.3%
	$10,376,160	33.8%	$10,248,770	33.0%	1.2%

Cost of restaurant sales increased to 33.8% of net restaurant revenues for the nine months ended September 30, 2017 compared to 33.0% for the nine months ended September 30, 2016. The increase in cost of restaurant sales was partially due to increased revenues associated with new stores opened in the past twelve months combined with increases in the cost of beef, chicken wings and other commodities. In addition, our Hooters business in the United States was required to change food distributors in the current period, which negatively impacted food costs.

Excluding the impact of the change in distributors at the US Hooters locations, costs of restaurant sales would have been approximately 33.6% instead of 33.8%. Management is working with the new distributor to reduce costs and increase menu pricing to offset the price increase in future periods and also expects to see a reduction in costs as beef prices are expected to decline over the remainder of the year.

Restaurant operating expenses

Restaurant operating expenses increased 3.0% to $17.6 million for the nine months ended September 30, 2017 from $17.1 million for the nine months ended September 30, 2016.

Our restaurant operating expenses, as a percentage of restaurant sales for each region of operations, are included in the following table:

	Nine Months Ended
	September 30, 2017		September 30, 2016
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$9,614,202	56.9%	$9,118,556	54.2%	5.4%
Just Fresh Fast Casual	2,140,407	54.2%	2,238,596	51.1%	-4.4%
Hooters Full Service	5,894,923	60.0%	5,783,540	58.5%	1.9%
	$17,649,532	57.6%	$17,140,692	55.2%	3.0%

As a percent of restaurant revenues, operating expenses increased to 57.6% for the nine months ended September 30, 2017 from 55.2% for the nine months ended September 30, 2016. Operating expenses increased due to the opening of new stores combined with the impact increasing wage rates in the Portland area. In addition, in those locations where revenues declined as compared to the prior year period, fixed operating expenses, including rent and utilities, increased as a percent of revenue.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $140 thousand for the nine months ended September 30, 2017 from $118 thousand for the nine months ended September 30, 2016. The preopening costs in the current period were primarily related to pre-opening payroll and other expenses for our Little Big Burger openings in Portland and our BGR opening in northern Virginia during the current quarter.

General and Administrative Expense (“G&A”)

G&A decreased 22.4% to $3.4 million for the nine months ended September 30, 2017 from $4.4 million for the nine months ended September 30, 2016. Significant components of G&A are summarized as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Audit, legal and other professional services	$883,786	$984,339
Salary and benefits	1,620,980	2,162,323
Travel and entertainment	141,310	247,048
Shareholder services and fees	109,612	63,655
Advertising, Insurance and other	657,313	943,461
Total G&A Expenses	$3,413,001	$4,400,826

As a percentage of total revenue, G&A decreased to 10.9% for the nine months ended September 30, 2017 from 13.8% for the nine months ended September 30, 2016.

The reduction in G&A is primarily due to reductions in regional management and corporate office staffing as the Company has continued to streamline and integrate its back office functions and regional management structure over the past year. The Company implemented a new enterprise-wide accounting platform and point of sale system across the company’s US based locations further streamlining and simplifying operational process during the current year, which also contributed to the overhead expense reductions.

For the current period, approximately 57% of the Company’s consolidated G&A is attributable to operating the Corporate office primarily comprised of public company costs (officer salaries, audit, legal, insurance and related expenses) and store support services (accounting, human resources, IT and related expenses).

Approximately 43% of total consolidated G&A is attributable to regional management, franchising, marketing, advertising, and other administrative activities within the Better Burger group, Hooters, and Just Fresh.

Asset impairment charges

Asset impairment charges totaled $1.5 million for the nine months ended September 30, 2017 as compared with $0 during the nine months ended September 30, 2016. During the 2017, the Company recognized impairment charges related to the closure of two BGR store locations in the Washington DC area, as well as impairment charges related to two stores currently being offered for sale. The impairment charges primarily arise from writing down leasehold improvements and property and equipment to estimated net realizable value based on management’s intent to close or sell the related store locations.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $1.8 and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Nine Months Ended
Other Income (Expense)	September 30, 2017	September 30, 2016	% Change
Interest expense	$(1,218,379)	$(1,704,556)	-28.5%
Change in fair value of derivative liabilities	-	1,231,608	-100.0%
Loss on extinguishment of debt	(95,310)	-	-
Other income	50,050	12,388	304.0%
Total other expense	$(1,263,639)	$(460,560)	174.4%

Other expense, net increased to a net expense of $1.3 million for the nine months ended September 30, 2017 from $0.5 million. The change in other expenses, net was primarily as a result of lower interest expense which was partially offset by the $1.1 million noncash income from change in fair value of non-cash derivative liabilities in the prior year and a net loss on refinancing of the Florida Mezzanine debt and several convertible debt obligations during 2017.

Interest expense decreased 28.5% to $1.2 million for the nine months ended September 30, 2017 from $1.7 million for the nine months ended September 30, 2016. The reduction in interest is primarily due to lower non-cash amortization of debt discounts and the reduction in convertible debt outstanding during the current period.

The Company recognized changes in the fair value of derivative liabilities totaling $1.2 million for the nine months ended September 30, 2016. This is a non-cash income or expense associated with our convertible debt and is adjusted quarterly based primarily on the change in the fair value of the price of the Company’s common stock. The Company did not have any changes in fair value derivative liabilities in the current period.

In connection with the refinancing of the $5 million Florida Mezzanine Fund debt in May 2017, the Company recognized a gain of $268 thousand from Florida Mezz waiving the unpaid interest and penalties previously owed to them. In connection with the modification of convertible note obligations in March 2017, the Company recognized net loss on extinguishment of $363 thousand during the first quarter of 2017, resulting in a net loss of $95 thousand for the nine months ended September 30, 2017.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of September 30, 2017, our unrestricted cash balance was $0.3 million and, our working capital was negative $4.1 million. We incurred losses from continuing operations of $4.9 million and cash provided by operating activities was $12 thousand for the nine months ended September 30, 2017. Our debt, preferred stock, accounts payable and accrual obligations total approximately $15.3 million. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to continue to extend, refinance or recapitalize our debt obligations;

●	the level of investment in new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and generate positive cash flow as we grow:

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital deficits and expenditures with proceeds from the issuances of our common stock and other financing arrangements, including common stock, convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plans for the next twelve months contemplate moderate organic growth, opening 2-3 new company stores per quarter, the majority of which will utilize partnership funds from outside investors. We also are evaluating asset sales and divestitures of our non-burger brands as well as the closing of underperforming locations within our burger business. As we execute our plans over the next twelve months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing.

We have approximately $6.4 million in current liabilities payable within the next twelve months and approximately $15 million in obligations that will have to be paid or refinanced within the next twenty-four months. In the event that additional working capital is not available, we may then have to scale back or freeze our growth plans, sell assets on unfavorable terms, reduce expenses, and/or curtail future acquisition plans and current operations to manage our liquidity and capital resources. We also have financial covenants and debt service obligations and may incur financial penalties or other negative actions from our lenders that could significantly impact the business if we are not able to meet those obligations.

During March 2017, we extended the payment terms of our convertible debt obligations. During May 2017, we completed a $6 million private placement of 8% debentures and warrants, the proceeds of which were used to repay, settle and release the $5 million note payable and related obligations to Florida Mezzanine Fund and to provide additional working capital for new store openings and operations. During October 2017, we entered into a $1 million private placement of common stock and warrants, the proceeds of which were used to fund working capital and current payment obligations.

Management is actively considering the possible benefits of selling certain of its operating assets to reduce debt and provide additional working capital to fund future growth of its domestic burger business, as well as possibly closing certain underperforming store locations to improve operating cash flow. Our evaluations are at a preliminary stage, no decisions have been made, and we can provide no assurance that the Company will proceed with asset sales, or that such asset sales could be completed on favorable terms, or at all. In the event that management does elect to proceed with asset sales in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets could be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

There can be no assurance that we will be successful in implementing our plans, obtaining additional debt or equity financing at reasonable terms, if at all, or selling any of our operating assets. Accordingly, this raises substantial doubt about our ability to continue on a going concern for a period of one year from the issuance of these condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2017. Our management has determined that, as of September 30, 2017 the Company’s disclosure controls and procedures were not effective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as September 30, 2017, our internal control over financial reporting was ineffective.

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

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal control over financial reporting was not effective as of September 30, 2017.

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

While the changes implemented have significantly improved the Company’s internal controls, simplified its reporting processes and reduced the risk of undetected errors, management determined that additional testing of the new internal controls and formalization of documentation would be required before updating managements’ conclusions regarding the effectiveness of its internal controls over financial reporting.

Changes in Internal Control over Financial Reporting — The Company has implemented changes to its accounting systems internal processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. During the three months ended September 30, 2017, the Company made changes to its accounting systems and its internal control over financial reporting to improve its internal control over financial reporting in future periods.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three month period ending September 30, 2017 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

We have approximately $6.4 million in current liabilities payable within the next twelve months from date of issuance of these financial statements and approximately $15 million in obligations payable within the next twenty-four months. In the event that additional working capital is not available, we may be forced to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In the event that management elects to proceed with asset sales and/or store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We have remedied defaults under our debt obligations. However, we may not be able to refinance, extend or repay our substantial indebtedness owed to our secured lenders, which would have a material adverse affect on our financial condition and ability to continue as a going concern.

We have approximately $6.4 million in current liabilities payable within the next twelve months from date of issuance of these financial statements and approximately $15 million in obligations payable within the next twenty-four months.. If we are unable to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and we would likely be forced to seek bankruptcy protection.

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

On June 12, 2017, we received notification from Nasdaq that we regained compliance with the minimum bid price rule and we are in compliance with other applicable requirements required for listing on The Nasdaq Capital Market. Accordingly, our securities will continue to be listed on The Nasdaq Capital Market.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Form of Warrant issued October 16, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, as filed October 13, 2017)

10.1	Amendment to Securities Purchase Agreement by and between Chanticleer Holdings, Inc. and holders of 8% Non-convertible Secured Debentures executed August 7, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, as filed August 9, 2017)

10.2	Form of Securities Purchase Agreement dated October 12, 2016 by and between the Company and accredited investors (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, as filed October 13, 2017)

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHANTICLEER HOLDINGS, INC.

Date: November 13, 2017	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

