Form 10-K
period 2017-12-31
Chanticleer Holdings, Inc.
filed 2018-03-30
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates was $5.0 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 3,222,209 shares of common stock issued and outstanding as of March 25, 2018.

Chanticleer Holdings, Inc.

Form 10-K Index

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	The quality of Company and franchise store operations and changes in sales volume;
●	Our ability to operate our business and generate profits. We have not been profitable to date;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national and regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	Our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans effectively;

●	Actions of our franchise partners or operating partners which could harm our business;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Changes in customer preferences and perceptions;

●	Increases in costs, including food, rent, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

●	Inherent risk in foreign operations and currency fluctuations;

●	Unusual expenses associated with our expansion into international markets;

●	The risks associated with leasing space subject to long-term, non-cancelable leases;

●	We may not attain our target development goals, and aggressive development could cannibalize existing sales;

●	Potentially volatile conditions in the global financial markets and economies;

●	A decline in market share or failure to achieve growth;

●	Negative publicity about the ingredients we use, or the potential occurrence of foodborne illnesses or other problems at our restaurants;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	Adverse effects on our operations resulting from certain geo-political or other events.

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

Item 1: Business

Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly-owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business
American Roadside Burgers, Inc.	DE, USA	100%
ARB Stores
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%
American Roadside McBee, LLC	NC, USA	100%
American Roadside Southpark, LLC	NC, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%
BGR Franchising, LLC	VA, USA	100%
BGR Operations, LLC	VA, USA	100%
BGR Arlington, LLC	VA, USA	100%
BGR Cascades, LLC	VA, USA	100%
BGR Dupont, LLC	DC, USA	100%
BGR Old Keene Mill, LLC	VA, USA	100%
BGR Old Town, LLC	VA, USA	100%
BGR Potomac, LLC	MD, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%
BGR Tysons, LLC	VA, USA	100%
BGR Washingtonian, LLC	MD, USA	100%
Capitol Burger, LLC	MD, USA	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Chevy Chase, LLC	MD, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%
BT Burger Acquisition, LLC	NC, USA	100%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%
BT’s Burgerjoint Rivergate, LLC	NC, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%
LBB Acquisition, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%
LBB Capitol Hill LLC	WA, USA	50%
LBB Franchising LLC	NC, USA	100%
LBB Green Lake LLC	OR, USA	50%

LBB Hassalo LLC	OR, USA	80%
LBB Lake Oswego LLC	OR, USA	100%
LBB Magnolia Plaza LLC	NC, USA	100%
LBB Multnomah Village LLC	OR, USA	50%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
LBB Rea Farms LLC	NC, USA	50%
LBB Wallingford LLC	WA, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

Just Fresh
JF Franchising Systems, LLC	NC, USA	56%
JF Restaurants, LLC	NC, USA	56%

West Coast Hooters
Jantzen Beach Wings, LLC	OR, USA	100%
Oregon Owl’s Nest, LLC	OR, USA	100%
Tacoma Wings, LLC	WA, USA	100%

South African Entities
Chanticleer South Africa (Pty) Ltd.	South Africa	100%
Hooters Emperors Palace (Pty) Ltd.	South Africa	88%
Hooters On The Buzz (Pty) Ltd	South Africa	95%
Hooters PE (Pty) Ltd.	South Africa	100%
Hooters Ruimsig (Pty) Ltd.	South Africa	100%
Hooters SA (Pty) Ltd.	South Africa	78%
Hooters Umhlanga (Pty) Ltd.	South Africa	90%
Hooters Willows Crossing (Pty) Ltd.	South Africa	100%

European Entities
Chanticleer Holdings Limited	Jersey	100%
West End Wings Ltd.	United Kingdom	100%

Inactive Entities
Hooters Brazil	Brazil	100%
DineOut SA Ltd.	England	89%
Avenel Financial Services, LLC	NV, USA	100%
Avenel Ventures, LLC	NV, USA	100%
Chanticleer Advisors, LLC	NV, USA	100%
Chanticleer Investment Partners, LLC	NC, USA	100%
Dallas Spoon Beverage, LLC	TX, USA	100%
Dallas Spoon, LLC	TX, USA	100%
American Roadside Cross Hill, LLC	NC, USA	100%
Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%

Restaurant Brands

Better Burgers Fast Casual

We operate and franchise a system-wide total of 41 fast casual restaurants specializing the “Better Burger” category of which 28 are company-owned and 13 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast casual dining chain consisting of eight locations in North Carolina, South Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of eight company-owned locations in the United States and 13 franchisee-operated locations in the United States and the Middle East (2 of the franchisee-operated locations were purchased by the Company in 2018 and became company-owned locations).

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 11 company-owned locations in the Portland, Oregon and Charlotte, North Carolina areas. Four of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplies a portion of the capital to open the store in exchange for a noncontrolling interest.

We plan to accelerate expansion of our Better Burger business through a combination of company-owned stores, franchising and partnerships primarily in the United States. Within the Burger group, we plan to focus the majority of our resources on growing Little Big Burger, where we are realizing industry-leading margins and returns on capital from our current store locations. We are also considering opportunities to expand the Better Burger business internationally, primarily focusing on those regions where we operate Hooters restaurants to leverage our local infrastructure and management teams across multiple brands. For our BGR brand, we intend to open new stores in 2018, albeit at a slower pace than for our Little Big Burger brand.

Just Fresh Fast Casual

We operate Just Fresh, our healthier eating fast casual concept with six company-owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups. We currently hold a 56% controlling interest in Just Fresh.

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

Hooters Full Service

Hooters restaurants are casual, beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

We own and operate eight Hooters full-service restaurants in the United States, South Africa and the United Kingdom. Chanticleer started initially as an investor in Hooters of America and, subsequently evolved into a franchisee operator. We continue to hold a minority investment stake in Hooters of America and operate Hooters restaurants in our regions. However, we do not currently intend to invest in growing the Hooters segment and instead plan to utilize the cash flows from this segment to support growth in our other fast casual brands.

Restaurant Geographic Locations

United States

We currently operate ABC, BGR and LBB restaurants in the United States as our Better Burger Group. ABC is located in North Carolina, South Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations across the U.S. and internationally. LBB operates primarily in Oregon, although we opened one store in North Carolina and plan to expand into other states in 2018 through both company and franchise locations.

We operate Just Fresh restaurants in the Charlotte, North Carolina area.

We operate Hooters restaurants in Tacoma, Washington and Portland, Oregon. We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

South Africa

We currently own and operate five Hooters restaurants in South Africa: Durban, Pretoria, and Johannesburg (3 locations).

Europe

We currently own and operate one Hooters restaurant in the United Kingdom located in Nottingham, England.

Competition

The restaurant industry is extremely competitive. We compete with other restaurants on the taste, quality and price of our food offerings. Additionally, we compete with other restaurants on service, ambience, location and overall customer experience. We believe that we compete primarily with local and regional sports bars and national casual dining and quick, casual establishments, and, to a lesser extent, with quick-service restaurants in general. Many of our competitors are well-established national, regional or local chains and many have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant employees.

Proprietary Rights

We have trademarks and trade names associated with Just Fresh, American Roadside Burger, BGR and Little Big Burger. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

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

Franchise regulation.

We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state and foreign laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising (“FTC Rule”) and certain state and foreign laws require that we furnish prospective franchisees with a franchise disclosure document containing information prescribed by the FTC Rule and applicable state and foreign laws and regulations. We register the disclosure document in domestic and foreign jurisdictions that require registration for the sale of franchises. Our domestic franchise disclosure document complies with the FTC Rule and various state disclosure requirements, and our international disclosure documents comply with applicable requirements.

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

Employment regulations.

We are subject to state and federal labor laws that govern our relationship with our employees, such as minimum wage requirements, overtime, and working conditions and citizenship requirements. Many of our employees are paid at rates which are influenced by changes in the federal and state wage regulations. Accordingly, changes in the wage regulations could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits may result in additional cost increases and other effects in the future.

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

Seasonality

The sales of our restaurants may peak at various times throughout the year due to certain promotional events, weather and holiday-related events. For example, our restaurants in South Africa generally peak in our winter months during their summer holidays. In contrast, our domestic fast casual restaurants tend to peak in the spring, summer and fall months when the weather is milder. Quarterly results also may be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Corporate Information

Our principal executive offices are located at 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Our web site is www.chanticleerholdings.com.

Employees

At December 31, 2017, our locations had approximately 886 employees, including 244 in South Africa, 49 in the United Kingdom and 593 in the United States. Approximately 60 of our South African employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relationships are good.

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

Item 1A: Risk Factors

Investing in our common stock involves risks. Prospective investors in our common stock should carefully consider, among other things, the following risk factors in connection with the other information and financial statements contained in this Report. We have identified the following factors that could cause actual results to differ materially from those projected in any forward-looking statements we may make from time to time.

We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statement. If any of these risks, or combination of risks, actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Risks Related to Our Company and Industry

We have not been profitable to date and operating losses could continue.

We have incurred operating losses and generated negative operating cash flows since our inception and have financed our operations principally through equity investments and borrowings. Future profitability is difficult to predict with certainty. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to obtain additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections or we are unable to reduce operating expenses, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming a going concern.

Our financial statements as of December 31, 2017, were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

The prior year’s acquisitions, as well as future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether or not successfully completed, involves risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition, as the acquired restaurants and bar concepts are integrated into our operations;

●	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

●	problems retaining key personnel;

●	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

●	potential unknown liabilities;

●	difficulties of integration and failure to realize anticipated synergies; and

●	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

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

We cannot project with certainty the number of new restaurants we and our franchisees will open. In addition, our franchise agreements with Hooters of America (“HOA”) provide that we must exercise our option to open additional restaurants within each of our territories by a certain date set forth in the development schedule and that each such restaurant must be open by such date. If we fail to timely exercise any option or if we fail to open any additional restaurant by the required restaurant opening date, all of our rights to develop the rest of the option territory will expire automatically and without further notice.

Our failure to effectively develop locations in new territories would adversely affect our ability to execute our business plan by, among other things, reducing our revenues and profits and preventing us from realizing our strategy. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those currently operated by us.

The number of openings and the performance of new locations will depend on various factors, including:

●	the availability of suitable sites for new locations;

●	our ability to negotiate acceptable lease or purchase terms for new locations, obtain adequate financing, on favorable terms required to construct, build-out and operate new locations and meet construction schedules, and hire and train and retain qualified restaurant managers and personnel;

●	managing construction and development costs of new restaurants at affordable levels;

●	the establishment of brand awareness in new markets; and

●	the ability of our Company to manage expansion.

Additionally, competition for suitable restaurant sites in target markets is intense. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability.

New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activities in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets.

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

We have debt financing arrangement, some of which could be deemed to be in technical default or cross default, that could have a material adverse effect on our financial health and our ability to obtain financing in the future, and may impair our ability to react quickly to changes in our business.

Our exposure to debt financing could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

●	increase our vulnerability to adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

●	require us to dedicate significant future cash flows to the repayment of debt, reducing the availability of cash to fund working capital, capital expenditures or other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants contained in our debt agreements.

We may also incur additional indebtedness in the future, which could materially increase the impact of these risks on our financial condition and results of operations.

We may not be able to refinance our current debt obligations or remedy potential defaults. Failure to successfully recapitalize the business could have a material adverse effect on our business, financial condition and results of operations.

Litigation and unfavorable publicity could negatively affect our results of operations as well as our future business.

We are subject to potential for litigation and other customer complaints concerning our food safety, service and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether or not we believe them to be true. Substantial, complex or extended litigation could have an adverse effect on our results of operations if we incur substantial defense costs and our management is distracted. Employees may also, from time to time, bring lawsuits against us regarding injury, discrimination, wage and hour, and other employment issues. Additionally, potential disputes could subject us to litigation alleging non-compliance with franchise, development, support service or other agreements. Additionally, we are subject to the risk of litigation by our stockholders as a result of factors including, but not limited to, performance of our stock price.

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

In recent years there has been an increase in the use of social media platforms that allow individuals’ access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate in its impact. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud or outdated information. The inappropriate use of social media platforms by our guests, employees or other individuals could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. If we are unable to quickly and effectively respond, we may suffer declines in guest traffic, which could materially affect our financial condition and results of operations.

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

We face significant competition from restaurants in the fast casual dining and traditional fast food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of locally-owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambience, among other things.

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

Pursuant to the franchise agreements, Hooters has the ability to exercise substantial influence over the conduct of our business. We must comply with Hooters’ high-quality standards. We cannot transfer the equity interests of our subsidiaries without Hooters’ consent, and Hooters has the right to control many of the locations’ daily operations.

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

We are and will be dependent on our franchisees to maintain quality, service and cleanliness standards, and their failure to do so could materially affect our brands and harm our future growth. Our franchisees have flexibility in their operations, including the ability to set prices for our products in their restaurants, hire employees and select certain service providers. In addition, it is possible that some franchisees may not operate their restaurants in accordance with our quality, service and cleanliness, health or product standards. Although we intend to take corrective measures if franchisees fail to maintain high quality service and cleanliness standards, we may not be able to identify and rectify problems with sufficient speed and, as a result, our image and operating results may be negatively affected.

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

In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, our restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Various federal and state labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

●	minimum wages;

●	mandatory health benefits;

●	vacation benefits;

●	paid leaves of absence, including paid sick leave; and

●	tax reporting.

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

We lease all of the real property, and we expect the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. Additional sites that we lease are likely to be subject to similar long-term, non-cancelable leases.

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

During the upcoming stages of our Company’s anticipated growth, we are entirely dependent upon the management skills and expertise of our management and key personnel. We do not have employment agreements with the majority of our executive officers. The loss of services of our executive officers could dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;

●	they have specialized skills that are important to our operations; or

●	they would be particularly difficult to replace.

In the event that the services of any key management personnel ceased to be available to us, our growth prospects or future operating results may be adversely impacted.

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

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, new accounting rules will require lessees to capitalize operating leases in their financial statements in future periods, which will require us to record significant right to use assets and lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations. In addition, many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, franchise accounting, acquisitions, litigation, and asset impairment calculations. Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

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

The uncertainty surrounding the implementation and effect of Brexit, including the completion of the exit negotiation, the terms and conditions of such exit, the uncertainty in relation to the legal and regulatory framework that would apply to the UK and its relationship with the remaining members of the EU (including, in relation to trade) during a withdrawal process and after any Brexit is effected, has caused and is likely to cause increased economic volatility and market uncertainty globally. It is too early to ascertain the long-term effects. To date, the only measurable impact is attributable to volatility in the pound sterling as measured against the U.S. dollar.

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

We have significant obligations under notes payable and convertible debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing and renegotiating terms of existing indebtedness in the near future. Failure to do so would adversely affect our ability to continue operations.

If capital is not available, or we are not able to agree on reasonable terms with our lenders, we may then need to scale back or freeze our organic growth plans, sell assets under unfavorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may not be able refinance or otherwise extend or repay our current obligations, which could impact our ability to continue to operate as a going concern.

In the event that management proceeds with asset sales and/or store closures rather than continuing to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We have significant current liabilities. In the event that additional working capital is not available, we may be forced to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In the event that management elects to proceed with asset sales and/or store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We have significant obligations and commitments due in the next year. If we are unable to repay these obligations and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

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

We may be deemed in default under certain provisions of our notes payable and convertible debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing and renegotiating terms of existing indebtedness in the near future. Failure to do so would adversely affect our ability to continue operations.

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

The current market for our common stock has been characterized by volatile prices. As a result, investors in our common stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock is likely to be highly unpredictable and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:

●	quarterly variations in our operating results and achievement of key business metrics;

●	changes in the global economy and in the local economies in which we operate;

●	our ability to obtain working capital financing, if necessary;

●	the departure of any of our key executive officers and directors;

●	changes in the federal, state and local laws and regulations to which we are subject;

●	changes in earnings estimates by securities analysts, if any;

●	any differences between reported results and securities analysts’ published or unpublished expectations;

●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

●	future sales of our securities;

●	announcements or press releases relating to the casual dining restaurant sector or to our own business or prospects;

●	regulatory, legislative or other developments affecting us or the restaurant industry generally; and

●	market conditions specific to casual dining restaurant, the restaurant industry and the stock market generally.

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

Failure to establish and maintain effective internal controls in accordance with Section 404 (a) of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404(a) of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We have identified internal control weaknesses and may need to undertake various actions, such as implementing new internal controls, new systems and procedures and hiring additional accounting or internal audit staff, which could increase our operating expenses. In addition, we may identify additional deficiencies in our internal control over financial reporting as part of that process.

In addition, if we are unable to resolve internal control deficiencies in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

Item 2: Properties

The Company, through its subsidiaries, leases the land and buildings for our five restaurants in South Africa, one restaurant in Nottingham, United Kingdom, and 36 restaurants in the U.S. The terms for our leases vary from two to 20 years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. We also lease our corporate office space in Charlotte, North Carolina.

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

Item 3: Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of December 31, 2017 or 2016 in the accompanying consolidated balance sheets.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc., JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina, Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. On January 19, 2017, the case was dismissed with no damages being awarded and no amounts have been reflected in the accompanying consolidated balance sheets as of December 31, 2017 or 2016.

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

In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying consolidated balance sheets as of December 31, 2016. As of December 31, 2016, the lawsuit had been fully resolved and all amounts paid by the sellers. Accordingly, no amounts are reflected in the Company’s balance sheets as of December 31, 2017 or 2016.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business.

Item 4: mine safety disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Capital Market under the symbol “BURG”.

The market high and low prices on the NASDAQ for the years ending December 31, 2017 and 2016 are as follows:

QUARTER ENDED	HIGH	LOW

December 31, 2017	$3.20	$1.81
September 30, 2017	$3.44	$1.90
June 30, 2017	$6.89	$2.30
March 31, 2017	$4.70	$3.10

December 31, 2016	$9.00	$3.81
September 30, 2016	$6.40	$3.63
June 30, 2016	$8.90	$4.10
March 31, 2016	$10.20	$6.40

Number of Shareholders and Total Outstanding Shares

As of March 15, 2018, there were 3,222,209 shares of our common stock issued and outstanding, respectively, and approximately 184 shareholders of record at our transfer agent. Because many shares of common stock are held by brokers and other institutions on behalf of individual stockholders and those shares change hands from time to time, we do not receive a precise tally of the total number of stockholders on a regular basis. However, our best estimate of the total holders of our common stock ranges from approximately 2,200 to approximately 2,500 shareholders.

Reverse Split

As of May 19, 2017, the Company affected a one-for-ten reverse stock split of the Company’s shares of common stock. As a result of reverse stock split, each ten shares of common stock issued and outstanding were combined into one share of common stock. No fractional shares were issued in connection with the reverse stock split. The Company rounded fractional shares up to the nearest whole number.

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

Recent Sales of Unregistered Securities

Unregistered sales of our common stock during the first three quarters of 2017 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter or on Current Report on Form 8-K. There were no unregistered sales of common stock during the fourth quarter of 2017 to be reported.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with our audited consolidated financial statements as of and for the year ended December 31, 2017 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full-service dining concepts in the United States and internationally.

We own, operate and franchise a system-wide total of 41 fast casual restaurants specializing in the “Better Burger” category of which 28 are company-owned and 13 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of eight locations in New York and the Carolinas, known for its diverse menu featuring customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of eight company-owned locations in the United States and 13 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 11 locations in Oregon and one location in North Carolina.

We also own and operate Just Fresh, our healthier eating fast casual concept with six company-owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate eight Hooters full-service restaurants in the United States, South Africa and the United Kingdom. Hooters restaurants are casual, beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

As of December, 31, 2017, our system-wide store count totaled 55 locations, consisting of 42 company-owned locations and 13 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

Our results of operations are summarized below:

	Year Ended
	December 31, 2017		December 31, 2016
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$40,495,166		$40,640,159		-0.4%
Gaming income, net	442,521		441,620		0.2%
Management fee income	100,000		100,000		0.0%
Franchise income	395,176		520,222		-24.0%
Total revenue	41,432,863		41,702,001		-0.6%

Expenses:
Restaurant cost of sales	13,692,921	33.8%	13,392,078	33.0%	2.2%
Restaurant operating expenses	23,432,124	57.9%	22,641,951	55.7%	3.5%
Restaurant pre-opening and closing expenses	319,282	0.8%	145,130	0.4%	120.0%
General and administrative	4,545,496	11.0%	5,801,033	13.9%	-21.6%
Asset impairment charge	2,395,616	5.8%	-	0.0%	-
Depreciation and amortization	2,282,801	5.5%	2,341,697	5.6%	-2.5%
Total expenses	46,668,240	112.6%	44,321,889	106.3%	5.3%
Operating loss from continuing operations	$(5,235,377)		$(2,619,888)		99.8%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue decreased 0.6% to $41.4 million for the year ended December 31, 2017 from $41.7 million for the year ended December 31, 2016.

Revenues by concept are summarized below for each period:

	Year Ended December 31, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$22,369,395	5,060,072	13,065,699	$-	$40,495,166	97.7%
Gaming income, net	-	-	442,521	-	442,521	1.1%
Management fees	-	-	-	100,000	100,000	0.2%
Franchise income	395,176	-	-	-	395,176	1.0%
Total revenue	$22,764,571	$5,060,072	$13,508,220	$100,000	$41,432,863	100.0%

	Year Ended December 31, 2016
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$22,068,335	5,684,635	12,887,189	$-	$40,640,159	97.5%
Gaming income, net	-	-	441,620	-	441,620	1.1%
Management fees	-	-	-	100,000	100,000	0.2%
Franchise income	520,222	-	-	-	520,222	1.2%
Total revenue	$22,588,557	$5,684,635	$13,328,809	$100,000	$41,702,001	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	1.4%	-11.0%	1.4%	-	-0.4%
Gaming income, net	-	-	0.2%	-	0.2%
Management fees	-	-	-	0.0%	0.0%
Franchise income	-24.0%	-	-	-	-24.0%
Total revenue	0.8%	-11.0%	1.3%	0.0%	-0.6%

Total restaurant revenues decreased 0.4% to $40.5 million for the year ended December 31, 2017 from $40.6 million for the year ended December 31, 2016. Revenues increased 1.4 % in our Better Burger business and in our Hooters business (largely on favorable currency rates), but decreased 11.0% in our Just Fresh business where we’ve seen increased competitive intrusion near our Charlotte locations

Revenue from the Company’s Better Burger Group increased 0.8% to $22.8 million for the year ended December 31, 2017 from $22.6 million for the year ended December 31, 2016. Revenues increased $2.2 million from the opening of four Little Big Burger and one BGR restaurant during the second and third quarters of 2017. Increased revenue from new stores was partially offset by the closure of four underperforming locations at BGR and American Burger.

Revenue from the Company’s Just Fresh Group decreased 11.0% to $5.1 million for the year ended December 31, 2017 from $5.7 million for the year ended December 31, 2016. The decline in revenues was primarily from lower traffic and higher competition in the Charlotte locations, combined with the closure of one underperforming location in the fourth quarter.

Revenue from the Company’s Hooter’s restaurants increased 1.3% to $13.5 million for the year ended December 31, 2017 from $13.3 million for the year ended December 31, 2016. The increase in Hooters revenue was largely driven by favorable movements in foreign currency exchange rates during the year.

Gaming revenue was relatively unchanged at $442 thousand for both the year ended December 31, 2017 and for the year ended December 31, 2016. The favorable effect of new video lottery terminals and seating upgrades at our Hooters locations in the Pacific Northwest were partially by unfavorable weather early in the year and the increased competition from a new casino property in the area.

Management fee income was unchanged at $100 thousand for both the year ended December 31, 2017 for the year ended December 31, 2016. The Company derives management fee income from serving as general partner for its investment in HOA LLC and as compensation for the Company’s CEO serving on the board of Hooters of America. The Company recognized $0.1 million in management fees from HOA board fees in both years.

Franchise income decreased 24.0% to $0.4 million for the year ended December 31, 2017 from $0.5 million for the year ended December 31, 2016. The decline in franchise revenue is primarily due to limited new franchising activity in the current period while the BGR group is undertaking a comprehensive rebranding process to improve their store design and offerings, combined with a decline in international royalties.

Restaurant cost of sales

Restaurant cost of sales increased 2.2% to $13.7 million for the year ended December 31, 2017 from $13.4 million for the year ended December 31, 2016.

	Year Ended
	December 31, 2017		December 31, 2016
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$7,398,092	33.1%	$7,126,736	32.3%	3.8%
Just Fresh Fast Casual	1,767,032	34.9%	1,980,099	34.8%	-10.8%
Hooters Full Service	4,527,797	34.7%	4,285,243	33.3%	5.7%
	$13,692,921	33.8%	$13,392,078	33.0%	2.2%

As a percentage of restaurant sales, net, restaurant cost of sales increased to 33.8% for the year ended December 31, 2017 from 33.0% for the year ended December 31, 2016.

Cost of sales in the Better Burger group increased from 32.3% to 33.1%, Hooters from 33.3% to 34.7% and Just Fresh from 34.8% to 34.9%. The increases in cost of restaurant sales were partially due to increases in beef, chicken wings and other commodities. In addition, our Hooters business in the United States was required to change food distributors in the current period, which significantly impacted food costs.

Restaurant operating expenses

Restaurant operating expenses increased 3.5% to $23.4 million for the year ended December 31, 2017 from $22.6 million for the year ended December 31, 2016.

Our restaurant operating expenses as well as the percentage of cost of restaurant sales to restaurant revenues for each region of operations is included in the following table:

	Year Ended
	December 31, 2017		December 31, 2016
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$12,892,870	57.6%	$12,176,518	55.2%	5.9%
Just Fresh Fast Casual	2,774,812	54.8%	2,959,597	52.1%	-6.2%
Hooters Full Service	7,764,442	59.4%	7,505,836	58.2%	3.4%
	$23,432,124	57.9%	$22,641,951	55.7%	3.5%

As a percent of restaurant revenues, operating expenses increased to 57.9% for the year ended December 31, 2017 from 55.7% for the year ended December 31, 2016. Operating expenses increased due to the opening of new stores combined with the impact of increasing wage rates in many locations. In addition, in those locations where revenues declined as compared to the prior year period, non-variable operating expenses such as rent and utilities, increased as a percent of revenue.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $0.3 million for the year ended December 31, 2017 compared with $0.1 million for the year ended December 31, 2016. The preopening costs in the current period were related to payroll, marketing, advertising, training, rent and other operational expenses incurred prior to opening new Little Big Burger locations in Portland, Charlotte and our BGR opening in northern Virginia.

General and administrative expense (“G&A”)

G&A decreased 21.6% to $4.5 million for the year ended December 31, 2017 from $5.8 million for the year ended December 31, 2016. Significant components of G&A are summarized as follows:

	Year Ended
	December 31, 2017	December 31, 2016	% Change
Audit, legal and other professional services	$1,159,850	$1,375,060	-15.7%
Salary and benefits	2,192,825	2,798,247	-21.6%
Travel and entertainment	195,883	337,944	-42.0%
Shareholder services and fees	129,287	80,291	61.0%
Advertising, insurance and other	867,651	1,209,491	-28.3%
Total G&A Expenses	$4,545,496	$5,801,033	-21.6%

As a percentage of total restaurant revenue, G&A decreased to 11.0% for the year ended December 31, 2017 from 13.9% for the year ended December 31, 2016.

For the current year, approximately $2.5 million is attributable to the cost of operating our Corporate office including salaries, travel, audit, legal and other public company and transaction related costs. Approximately $2.0 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger group, Hooters and Just Fresh.

The reduction in G&A is primarily due to reductions in regional management and corporate office staffing as the Company has continued to streamline and integrate its back-office functions and regional management structure over the past year. The Company implemented a new enterprise-wide accounting platform and point-of-sale system across the Company’s U.S. based locations further streamlining and simplifying operational process during the current year, which also contributed to the overhead expense reductions.

Asset impairment charges

Asset impairment charges totaled $2.4 million for the year ended December 31, 2017 as compared with $0 during the year ended December 31, 2016. During the 2017, the Company recognized impairment charges related to the closure of three BGR store locations in the Washington D.C. area, one Just Fresh location in Charlotte and one Hooters location in South Africa and one Hooters location in the United States. The impairment charges are primarily non-cash and arise from writing leasehold improvements, intangible assets and property and equipment to estimated net realizable value based on management’s intent to close or sell the related store locations.

The Company also has intangible assets representing the fair value of customer contracts acquired in connection with BGR’s franchise business. The Company previously determined this intangible asset to be indefinite lived based on the Company’s expectations of franchisee renewals. During 2017, management reevaluated the expected life of the BGR franchise intangible and determined that the asset was impaired, resulting in an impairment charge of $264 thousand.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $2.3 million for both the years ended December 31, 2017 and December 31, 2016.

Other income (expense)

Other income (expense) consisted of the following:

	Year Ended
Other Income (Expense)	December 31, 2017	December 31, 2016	% Change
Interest expense	$(2,592,961)	$(2,347,019)	10.5%
Change in fair value of derivative liabilities	-	1,231,608	-100.0%
Loss on extinguishment of debt	(95,310)	-	-
Other income (expense)	112,984	(412,272)	-127.4%
Total other expense	$(2,575,287)	$(1,527,683)	68.6%

Other expense, net increased to $2.6 million for the year ended December 31, 2017 from $1.5 million for the year ended December 31, 2016.

Interest expense increased 10.5% to $2.6 million for the year ended December 31, 2017 from $2.3 million for the year ended December 31, 2016. The change in interest is primarily due to lower interest rates on the Company’s term debt, lower non-cash amortization charges and the reduction in convertible debt balances outstanding, which were offset by increased contingent interest accruals.

.

The revaluation of the fair value of derivative liabilities resulted in a non-cash gain of $1.2 million in 2016. The Company did not have any derivative liabilities or related gains or losses in 2017.

In connection with the refinancing of the $5 million Florida Mezzanine Fund debt in May 2017, the Company recognized a gain of $268 thousand from Florida Mezz waiving the unpaid interest and penalties previously owed to them. In connection with the modification of convertible note obligations in March 2017, the Company recognized net loss on extinguishment of $95 thousand for the year ended December 31, 2017.

Other income (expense) was $0.1 million for the year ended December 31, 2017 compared to a loss of $0.4 million for the prior year period. In the prior year, the Company wrote down investments totaling $125 thousand, which were included in other loss.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2017, our cash and restricted cash balance was $0.4 million, our working capital was negative $13 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate opening at least eight additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $8.7 million of principal due on our debt obligations within the next 12 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $800 thousand could potentially be assessed. We expect to be able to refinance our current debt obligations during 2018 and are also exploring the sale of certain assets and raising additional capital. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise the capital necessary to fund construction commitments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The FASB has also issued additional related standards (ASU’s 2015-14, 2016-08, 2016-10, 2016-12, 2016-20) all of which supersede the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. Early adoption is permitted.

We do not expect a significant impact on restaurant sales, gaming income or management fees or to sales-based royalty revenue. However, the pattern and timing of revenue recognition related to the fixed fees associated with our franchise agreements (such as restaurant opening and area fees) will differ from current policy. Under the new standard, the license granted to each restaurant under each existing contract is considered a performance obligation. All other promises (such as providing assistance during the opening of a restaurant) will be combined with the license as one performance obligation. Accordingly, we will allocate the total transaction price (comprised of the restaurant opening and territory fees) to each restaurant expected to be opened by the licensee under the contract. We will recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins when the restaurant opens.

We plan to adopt the standard on January 1, 2018, utilizing a modified retrospective transition approach. We are in the process of finalizing our analysis and expect the adoption to result in a decrease to retained earnings of approximately $220 thousand on the transition date with a corresponding increase of $220 thousand in deferred revenue.

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

The Company is currently evaluating the impact this standard will have on its consolidated financial statements and are in process of identifying the population of leases to be analyzed and recognized as right to use assets and liabilities on the Company’s consolidated balance sheet upon adoption. The Company has not completed its evaluation or quantified the impact that adoption of ASU 2016-02 will have on its consolidated financial statements. However, management does expect there to be a material increase in both assets and liabilities reflected on its consolidated balance sheets as a result of adoption on January 1, 2019 with the majority of leases currently classified as operating will be reflected as right to use assets and capital lease obligations on the consolidated balance sheet under the new standard.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update was adopted by the Company as of January 1, 2017 and did not have any effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as “Step 1”). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as “Step 2”). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value of the reporting unit. The new standard becomes effective on January 1, 2020 with early adoption permitted. The Company adopted ASU 2017-04 effective January 1, 2018 and did not have any effect on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted  ASU 2017-11 as of January 1, 2018 with no material effect on the Company’s consolidated financial statements.

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2017, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. Revenue from gaming is recognized as earned from gaming activities, net of payouts to customers, taxes and government fees.

Franchise Income

The Company accounts for initial franchisee fees in accordance with FASB ASC 952, “Franchisors”. The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. Franchise license fees are deferred when received and recognized as revenue when the Company has performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. Continuing fees, which are based upon a percentage of franchisee revenues, are recognized on the accrual basis as those sales occur.

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

Intangible Assets

Goodwill

Generally accepted accounting principles in the Unites States require the Company to perform goodwill impairment testing annually or more frequently when negative conditions or triggering everts arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform a quantitative impairment analysis. Alternatively, the Company may elect, and has chosen to elect, to bypass the qualitative assessment and perform a quantitative assessment.

The quantitative goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required. If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwllll1 the Company would record an impairment loss for the difference. The Company’s Hooters Full Service segment has a goodwill balance of approximately $4.7 million assigned to this reporting unit. A significant reduction in future revenues for the Hooters unit could potentially impair goodwill. As of December 31, 2017, goodwill is not impaired at any of our reporting units.

lndefinite-lived trade name/trademark

Certain of the Company’s trade name/trademarks have been determined to have an indefinite life. Generally accepted accounting principles in the Unites States require the Company to perform indefinitelived asset impairment testing annually or more frequently when negative conditions or triggering events arise. The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. As of December 31, 2017, indefinite-lived trade names/trademarks are not impaired.

Definite-lived trade name/trademark

Certain of the Company’s trade name/trademarks have been determined to have a definite life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s consolidated statement of operations and comprehensive loss. As of December 31, 2017, definite-lived trade names/trademarks are not impaired.

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our Hooters restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement. The Company also has intangible assets representing the fair value of customer contracts acquired in connection with BGR;s franchise business. The Company previously determined this intangible asset to be indefinite lived based on the Company’s expectations of franchisee renewals. During 2017, management reevaluated the expected life of the BGR franchise intangible and determined that the asset was impaired, resulting in an impairment charged of $264 thousand. Management also revised its estimated useful life of the related intangible asset and began amortizing the related asset over the weighted average life of the underlying franchise agreements

COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for all our restaurant and office locations. The terms for our restaurant leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

We also lease our corporate office space in Charlotte, North Carolina.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations, long-term debt and other contractual commitments as of December 31, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$5,741,911	$5,741,911	$-	$-	$-
Convertible Debt Obligations	3,212,256	$3,000,000	212,256	-	-
Operating Lease Obligations	21,649,416	3,870,057	6,761,792	4,669,924	6,347,643
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	1,460,613	1,460,613	-	-	-
Total	$32,064,196	$14,072,581	$6,974,048	$4,669,924	$6,347,643

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Chanticleer Holdings, Inc. and Subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses during the years ended December 31, 2017 and 2016 of approximately $7.2 million and $9.4 million, respectively, and the Company has working capital deficits of approximately $13.1 million and $10.1 million as of December 31, 2017 and 2016, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina

March 30, 2018

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$272,976	$268,575
Restricted cash	165,517	-
Accounts and other receivables, net	475,988	524,481
Inventories	460,756	539,550
Prepaid expenses and other current assets	324,324	461,074
Assets held for sale, net	100,000	-
TOTAL CURRENT ASSETS	1,799,561	1,793,680
Property and equipment, net	8,548,592	11,513,693
Goodwill	12,647,806	12,405,770
Intangible assets, net	5,896,732	6,530,243
Investments	800,000	800,000
Deposits and other assets	490,328	442,737
TOTAL ASSETS	$30,183,019	$33,486,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,972,252	$5,553,068
Current maturities of long-term debt and notes payable	5,741,911	6,171,649
Current maturities of convertible notes payable	3,000,000	-
Current maturities of capital leases payable	-	18,449
Due to related parties	191,850	194,350
TOTAL CURRENT LIABILITIES	14,906,013	11,937,516

Long-term debt, less current portion, net of unamortized discount and deferred financing costs of $1,173,190 and $0, respectively	-	287,445
Convertible notes payable, net of unamortized debt discount (premium) of ($12,256) and $46,936, respectively	212,256	3,678,064
Redeemable preferred stock: no par value, 62,876 and 19,050 shares issued and outstanding, net of unamortized deferred financing costs of $208,697 and $0, respectively	640,129	257,175
Deferred rent	2,156,378	2,135,526
Deferred tax liabilities	779,359	1,485,554
TOTAL LIABILITIES	18,694,135	19,781,280

Commitments and contingencies

Common stock subject to repurchase obligation; 0 and 56,290 shares issued and outstanding, respectively	-	349,000
Stockholders’ equity:
Preferred stock: no par value; authorized 5,000,000 shares;	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 3,045,809 and 2,139,424 shares, respectively	305	213
Additional paid-in capital	60,750,330	55,926,196
Accumulated other comprehensive loss	(934,901)	(1,155,658)
Accumulated deficit	(49,109,303)	(42,206,325)
Total Chanticleer Holdings, Inc, Stockholders’ Equity	10,706,431	12,564,426
Non-Controlling Interests	782,453	791,417
TOTAL STOCKHOLDERS’ EQUITY	11,488,884	13,355,843
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,183,019	$33,486,123

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2017	December 31, 2016
Revenue:
Restaurant sales, net	$40,495,166	$40,640,159
Gaming income, net	442,521	441,620
Management fee income	100,000	100,000
Franchise income	395,176	520,222
Total revenue	41,432,863	41,702,001
Expenses:
Restaurant cost of sales	13,692,921	13,392,078
Restaurant operating expenses	23,432,124	22,641,951
Restaurant pre-opening and closing expenses	319,282	145,130
General and administrative expenses	4,545,496	5,801,033
Asset impairment charges	2,395,616	-
Depreciation and amortization	2,282,801	2,341,697
Total expenses	46,668,240	44,321,889
Operating loss from continuing operations	(5,235,377)	(2,619,888)
Other (expense) income
Interest expense	(2,592,961)	(2,347,019)
Change in fair value of derivative liabilities	-	1,231,608
Loss on debt refinancing	(95,310)	-
Other income (expense)	112,984	(412,272)
Total other expense	(2,575,287)	(1,527,683)
Loss from continuing operations before income taxes	(7,810,664)	(4,147,571)
Income tax benefit (expense)	644,429	(198,463)
Loss from continuing operations	(7,166,235)	(4,346,034)
Discontinued operations
Loss from discontinued operations, net of tax	-	(1,304,627)
Loss on write down of net assets	-	(3,762,253)
Consolidated net loss	(7,166,235)	(9,412,914)
Less net loss attributable to non-controlling interest:
Continuing operations	371,464	75,417
Discontinued operations	-	260,925
Net loss attributable to Chanticleer Holdings, Inc.	$(6,794,771)	$(9,076,572)

Net loss attributable to Chanticleer Holdings, Inc.:
Loss from continuing operations	$(6,794,771)	$(4,270,617)
Loss from discontinued operations	-	(4,805,955)
Net loss attributable to Chanticleer Holdings, Inc.	$(6,794,771)	$(9,076,572)
Dividends on redeemable preferred stock	(108,206)	-
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(6,902,977)	$(9,076,572)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(2.73)	$(4.18)
Continuing operations attributable to common stockholders, basic and diluted	$(2.73)	$(1.97)
Discontinued operations attributable to common stockholders, basic and diluted	$-	$(2.22)
Weighted average shares outstanding, basic and diluted	2,525,037	2,169,503

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended
	December 31, 2017	December 31, 2016

Net loss attributable to Chanticleer Holdings, Inc.	$(6,794,771)	$(9,076,572)
Reclassification of loss recognized in net loss, net of tax	-	199,242
Foreign currency translation gain (loss)	220,757	(271,452)
Total other comprehensive income (loss)	-	(72,210)
Comprehensive loss	$(6,574,014)	$(9,148,782)

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements Stockholders’ Equity

Years ended December 31, 2017 and 2016

				Accumulated
			Additional	other	Non-
	Common Stock		Paid-in	Comprehensive	Controlling	Accumulated
	Shares	Amount	Capital	Loss	Interest	Deficit	Total

Balance, January 1, 2016	2,133,725	$213	$55,367,518	$(987,695)	$389,810	$(33,012,712)	$21,757,134
Common stock and warrants issued for:	-	-
Consulting services	5,700	-	24,511	-	-	-	24,511
Convertible debt	56,290	6	348,994	-	-	-	349,000
Share based compensation	-	-	9,167	-	-	-	9,167
Foreign currency translation	-	-	-	(271,452)	-	-	(271,452)
Available-for-sale securities	-	-	-	199,242	-	-	199,242
Reclassifications related to discontinued operations	-	-	-	(95,753)	335,979	-	240,226
Shares subject redemption	(56,290)	(6)	(348,994)	-	-	-	(349,000)
Non-controlling interest	-	-	525,000	-	401,970	(117,041)	809,929
Net loss	-	-	-	-	(336,342)	(9,076,572)	(9,412,914)
Balance, December 31, 2016	2,139,425	$213	$55,926,196	$(1,155,658)	$791,417	$(42,206,325)	$13,355,843
Common stock and warrants issued for:
Cash proceeds, net	499,856	50	939,662	-	-	-	939,712
Working capital adjustments	9,006	1	27,017	-	-	-	27,018
Consulting services	86,389	10	280,659	-	-	-	280,669
Convertible debt	233,255	23	699,740	-	-	-	699,763
Preferred Unit dividend	20,782	2	54,002	-	-	(108,207)	(54,205)
Convertible debt beneficial conversion feature	-	-	274,167	-	-	-	274,167
Warrants issued with notes payable	-	-	1,837,397	-	-	-	1,837,397
Foreign currency translation	-	-	-	220,757	-	-	220,757
Shares released from redemption feature	56,290	6	348,990	-	-	-	348,996
Non-controlling interest contributions	-	-	362,500	-	362,500	-	725,000
Net loss	-	-	-	-	(371,464)	(6,794,771)	(7,166,235)
Round-up shares in reverse split	806	-	-	-	-	-	-
Balance, December 31, 2017	3,045,809	$305	$60,750,330	$(934,901)	$782,453	$(49,109,303)	$11,488,884

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(7,166,235)	$(9,412,914)
Net loss from discontinued operations	-	5,066,880
Net loss from continuing operations	(7,166,235)	(4,346,034)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,282,801	2,341,697
Asset impairment charge	2,395,616	-
Loss on debt refinancing	95,310	-
Common stock and warrants issued for services	280,669	24,510
Common stock and warrants issued for interest	-	349,000
Amortization of debt discount	788,187	1,039,656
Change in assets and liabilities:
Accounts and other receivables	35,154	(336,546)
Prepaid and other assets	22,157	113,633
Inventory	23,062	33,217
Accounts payable and accrued liabilities	1,039,179	1,540,463
Change in amounts payable to related parties	(2,500)	194,350
Derivative liabilities	-	(1,231,608)
Deferred income taxes	(706,195)	131,783
Deferred rent	188,363	(288,279)
Net cash used in operating activities from continuing operations	(724,432)	(434,158)
Net cash used in operating activities from discontinued operations	-	(75,000)
Net cash used in operating activities	(724,432)	(509,158)

Cash flows from investing activities:
Purchase of property and equipment	(1,625,460)	(1,191,174)
Cash paid for acquisitions, net of cash acquired	-	(72,215)
Proceeds from sale of property	461,158	8,902
Net cash used in investing activities from continuing operations	(1,164,302)	(1,254,487)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	939,712	-
Proceeds from sale of redeemable preferred stock, net of offering costs of $243,480	348,171	257,175
Loan proceeds, including $1,837,397 of warrants associated therewith	6,578,090	275,000
Payment of deferred financing costs	(293,294)
Loan repayments	(6,187,738)	(513,523)
Capital lease payments	(28,405)	(40,636)
Contribution of non-controlling interest	725,000	823,671
Net cash provided by financing activities from continuing operations	2,081,536	801,687
Effect of exchange rate changes on cash	(22,884)	6,118
Net increase (decrease) in cash and restricted cash	169,918	(955,840)
Cash and restricted cash, beginning of year	268,575	1,224,415
Cash and restricted cash, end of year	$438,493	$268,575

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

	Year Ended
	December 31, 2017	December 31, 2016

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$839,816	$581,072
Income taxes	27,631	51,100

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$625,000	$-
Accrued interest settled through issuance of common stock	74,763	-
Preferred stock dividends paid through issuance of common stock	54,004	-
Commons stock issued in connection with working capital adjustment	27,018	-

Purchases of businesses:
Current assets excluding cash	$-	$1,611
Goodwill	-	70,604
Cash paid for acquistions	$-	$72,215

See accompanying notes to consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

Organization

Chanticleer Holdings, Inc. (the “Company”) is in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly-owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc.

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business
American Roadside Burgers, Inc.	DE, USA	100%
ARB Stores
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%
American Roadside McBee, LLC	NC, USA	100%
American Roadside Southpark LLC	NC, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%
BGR Franchising, LLC	VA, USA	100%
BGR Operations, LLC	VA, USA	100%
BGR Arlington, LLC	VA, USA	100%
BGR Cascades, LLC	VA, USA	100%
BGR Dupont, LLC	DC, USA	100%
BGR Old Keene Mill, LLC	VA, USA	100%
BGR Old Town, LLC	VA, USA	100%
BGR Potomac, LLC	MD, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%
BGR Tysons, LLC	VA, USA	100%
BGR Washingtonian, LLC	MD, USA	100%
Capitol Burger, LLC	MD, USA	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Chevy Chase, LLC	MD, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%
BT Burger Acquisition, LLC	NC, USA	100%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%
LBB Acquisition, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%

LBB Acquisition 1 LLC	OR, USA	100%
LBB Capitol Hill LLC	WA, USA	50%
LBB Franchising LLC	NC, USA	100%
LBB Green Lake LLC	OR, USA	50%
LBB Hassalo LLC	OR, USA	80%
LBB Lake Oswego LLC	OR, USA	100%
LBB Magnolia Plaza LLC	NC, USA	100%
LBB Multnomah Village LLC	OR, USA	50%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
LBB Rea Farms LLC	NC, USA	50%
LBB Wallingford LLC	WA, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

Just Fresh
JF Franchising Systems, LLC	NC, USA	56%
JF Restaurants, LLC	NC, USA	56%

West Coast Hooters
Jantzen Beach Wings, LLC	OR, USA	100%
Oregon Owl’s Nest, LLC	OR, USA	100%
Tacoma Wings, LLC	WA, USA	100%

South African Entities
Chanticleer South Africa (Pty) Ltd.	South Africa	100%
Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
Hooters On The Buzz (Pty) Ltd	South Africa	95%
Hooters PE (Pty) Ltd	South Africa	100%
Hooters Ruimsig (Pty) Ltd.	South Africa	100%
Hooters SA (Pty) Ltd	South Africa	78%
Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
Hooters Willows Crossing (Pty) Ltd	South Africa	100%

European Entities
Chanticleer Holdings Limited	Jersey	100%
West End Wings LTD	United Kingdom	100%

Inactive Entities
Hooters Brazil	Brazil	100%
DineOut SA Ltd.	England	89%
Avenel Financial Services, LLC	NV, USA	100%
Avenel Ventures, LLC	NV, USA	100%
Chanticleer Advisors, LLC	NV, USA	100%
Chanticleer Investment Partners, LLC	NC, USA	100%
Dallas Spoon Beverage, LLC	TX, USA	100%
Dallas Spoon, LLC	TX, USA	100%
American Roadside Cross Hill, LLC	NC, USA	100%
Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%

All significant inter-company balances and transactions have been eliminated in consolidation.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2017, our cash and restricted cash balance was $0.4 million, our working capital was negative $13 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate opening at least eight additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $8.7 million of principal due on our debt obligations within the next 12 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $800 thousand could potentially be assessed. We expect to be able to refinance our current debt obligations during 2018 and are also exploring the sale of certain assets and raising additional capital. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise the capital necessary to fund construction commitments.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments, deferred tax asset valuation allowances, valuing options and warrants using the Black-Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates.

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

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. Revenue from gaming is recognized as earned from gaming activities, net of payouts to customers, taxes and government fees. These fees are recognized as they are earned based on the terms of the management agreements.

Franchise Income

The Company accounts for initial franchisee fees in accordance with FASB ASC 952, “Franchisors”. The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. Franchise license fees are deferred when received and recognized as revenue when the Company has performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store. Continuing fees, which are based upon a percentage of franchisee revenues, are recognized on the accrual basis as those sales occur.

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

Long-lived Assets

The Company accounts for amortizing long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to;

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

RESTAURANT PRE-OPENING and closing EXPENSES

Restaurant pre-opening and closing expenses are non-capital expenditures and are expensed as incurred or as triggered by managements determination to close a store. Restaurant pre-opening expenses consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Restaurant closing expenses consists of the costs related to the closing of a restaurant location and include write-off of property and equipment, lease termination costs and other costs directly related to the closure.

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

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the creditworthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2017 and 2016, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out method) or net realizable value, and consist primarily of restaurant food items, supplies, beverages and merchandise.

LEASES

The Company leases certain property under operating leases. The Company also finances certain property using capital leases, with the asset and obligation recorded at an amount equal to the present value of the minimum lease payments during the lease term.

Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. The Company also may receive tenant improvement allowances in connection with its leases, which are capitalized as leasehold improvements with a corresponding liability recorded in the deferred rent liability line in the consolidated balance sheet. The tenant improvement allowance liability is amortized on a straight-line basis over the lease term as a reduction of rent expense. The rent commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes access to the property or the grounds for build out. Certain leases contain percentage rent provisions where additional rent may become due if the location exceeds certain sales thresholds. The Company recognizes expense related to percentage rent obligations at such time as it becomes probable that the percent rent threshold will be met.

fair value of financial instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, other current liabilities, convertible notes payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and/or because related interest rates offered to the Company approximate current market rates.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization, which includes depreciation of assets held under capital leases, are recorded generally using the straight-line method over the estimated useful lives of the respective assets or, if shorter, the term of the lease for certain assets held under a capital lease. Leasehold improvements are amortized over the lesser of the expected lease term, or the estimated useful lives of the related assets using the straight-line method.

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

Goodwill

The Company reviews goodwill for impairment annually or more frequently if indicators of impairment exist. Goodwill is not subject to amortization and has been assigned to reporting units for purposes of impairment testing. The reporting units are our segments (See Note 14).

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

As of December 31, 2017, goodwill is not impaired at any of our reporting units. While the estimated fair value of the Hooters Full Service reporting unit exceeded its carrying value, that excess was not significant. Accordingly, a significant reduction in future revenue for the Hooters unit from that contemplated in the Company's cash flow projections could result in an impairment of goodwill.

The Company is considering various strategies to improve cash flow and reduce long-term debt, which could include selling certain of its operating assets, as well as possibly closing certain under-performing store locations to improve cash flows. Those strategic evaluations are ongoing, no decisions have been made and management can provide no assurance that the Company will proceed with any asset sales, or that such asset sale can be completed on favorable terms, or at all.

In the event that management does elect to proceed with asset sales and/or affect store closures in the future rather than continue to hold and operate all its assets long term, management's assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, property and equipment and other assets would be impacted and the Company could incur significant noncash impairment charges and cash exit costs in future periods.

InTANGIBLE ASSETS

Indefinite-lived trade name/trademark

Certain of the Company's trade name/trademarks have been determined to have an indefinite life. Generally accepted accounting principles in the Unites States require the Company to perform indefinite lived asset impairment testing annually or more frequently when negative conditions or triggering events arise. The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. As of December 31, 2017, indefinite-lived trade names/trademarks are not impaired.

Definite-lived trade name/trademark

Certain of the Company's trade name/trademarks have been determined to have a definite life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company's consolidated statement of operations and comprehensive loss. As of December 31, 2017, definite-lived trade names/trademarks are not impaired.

Franchise Cost

Intangible assets are recorded for the initial franchise fees for our Hooter’s restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement. The Company also has intangible assets representing the acquisition date fair value of customer contracts acquired in connection with BGR’s franchise business. The Company previously determined this intangible asset to be indefinite lived based on the Company’s expectations of franchisee renewals. During 2017, management reevaluated the expected life of the BGR franchise intangible and determined that the asset was impaired, resulting in an impairment charged of $264 thousand. Management also revised its estimated useful life of the related intangible asset and began amortizing the related asset over the weighted average life of the underlying franchise agreements.

DERIVATIVES

On May 4, 2017, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,200,000 shares of common stock at an exercise price of $3.50 and a ten-year term (see Note 8- Long Term Debt and Notes Payable). On October 12, 2017, the Company entered into a Securities Purchase Agreement for the sale of 499,857 shares of common stock at a purchase price of $2.00 per share. The company also issued 5½ year warrants to purchase up to 499,857 shares of common stock at a exercise price of $3.50 per share. (See Note 12- Shareholder's Equity). The Company determined that the warrants issued in connection with both the debentures and the Securities Purchase Agreement were fixed price instruments and did not meet any other criteria requiring derivative liability accounting.

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

As of December 31, 2017 and 2016, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

Reverse Split

As of May 19, 2017, the Company affected a one-for-ten reverse stock split of the Company’s shares of common stock. As a result of reverse stock split, each ten shares of common stock issued and outstanding were combined into one share of common stock. No fractional shares were issued in connection with the reverse stock split. The Company rounded fractional shares up to the nearest whole number.

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

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of December 31, 2017 and 2016, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	December 31, 2017	December 31, 2016
Warrants	2,362,615	972,203
Convertible notes	366,667	372,500
Accrued interest on convertible notes	18,681	45,876
Total	2,747,963	1,390,579

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses which are included in restaurant operating expenses in the accompanying consolidated statement of operations, totaled $0.5 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively. Advertising expense primarily consists of local advertising.

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The offset to the amounts allocated to the other warrants and conversion features and the value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the year ended December 31, 2017 and 2016 amortization of debt discount was $0.8 million and $1.0 million, respectively.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in local currency are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using average exchange rates prevailing throughout the period. Adjustments resulting from the process of translating foreign currency financial statements from functional currency into U.S. dollars are included in accumulated other comprehensive loss within stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. The Company has determined that local currency is the functional currency for each of its foreign operations.

Comprehensive Income (LOSS)

Standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. We are required to (a) classify items of other comprehensive income (loss) by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income (loss) separately in the equity section of the balance sheet for all periods presented. Other comprehensive income (loss) items include foreign currency translation adjustments.

concentration of credit risk

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in South Africa or the United Kingdom bank accounts. There was approximately $202 thousand and $35 thousand in aggregate uninsured cash balances at December 31, 2017 and 2016, respectively.

Certain reclassifications have been made in the financial statements at December 31, 2016 and for the year then ended to conform with current year presentation. The reclassifications had no effect on net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The FASB has also issued additional related standards (ASU’s 2015-14, 2016-08, 2016-10, 2016-12, 2016-20) all of which supersede the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. Early adoption is permitted.

We are substantially complete with our evaluation of the impact this standard is expected to have on our consolidated financial statements. We do not expect a significant impact on restaurant sales, gaming income or management fees or to sales-based royalty revenue. However, the pattern and timing of revenue recognition related to the fixed fees associated with our franchise agreements (such as restaurant opening and area fees) will differ from current policy. Under the new standard, the license granted to each restaurant under each existing contract is considered a performance obligation. All other promises (such as providing assistance during the opening of a restaurant) will be combined with the license as one performance obligation. Accordingly, we will allocate the total transaction price (comprised of the restaurant opening and territory fees) to each restaurant expected to be opened by the licensee under the contract. We will recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins when the restaurant opens.

We plan to adopt the standard on January 1, 2018, utilizing a modified retrospective transition approach. We are in the process of finalizing our analysis and expect the adoption to result in a decrease to retained earnings of approximately $220 thousand on the transition date with a corresponding increase of $220 thousand in deferred revenue.

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

The Company is currently evaluating the impact this standard will have on its consolidated financial statements and are in process of identifying the population of leases to be analyzed and recognized as right to use assets and liabilities on the Company’s consolidated balance sheet upon adoption. The Company has not completed its evaluation or quantified the impact that adoption of ASU 2016-02 will have on its consolidated financial statements. However, management does expect there to be a material increase in both assets and liabilities reflected on its consolidated balance sheets as a result of adoption on January 1, 2019 with the majority of leases currently classified as operating will be reflected as right to use assets and capital lease obligations on the consolidated balance sheet under the new standard.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update was adopted by the Company as of January 1, 2017 and did not have any effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as “Step 1”). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as “Step 2”). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value of the reporting unit. The new standard becomes effective on January 1, 2020 with early adoption permitted. The Company adopted ASU 2017-04 effective January 1, 2018 and it did not have any effect on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted  ASU 2017-11 as of January 1, 2017 with no material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement af Cash Flows: Classification of Certain Cash Receipts and Cash Payment. ASU 2016-15 provides guidance on the classification of eight cash flow issues in order to reduce diversity in practice. The new standard is effective for us beginning January 1, 2018, with early adoption permitted.

We elected to early adopt ASU 2016-15 during fiscal year 2017. The new standard requires application using a retrospective transition method. We have evaluated the impact on a quantitative and qualitative basis and concluded it was not material to any of our prior periods presented.

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. At December 31, 2017, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

No proforma information was included as the proforma impact of the acquisition is not material.

4. INVESTMENTS

Investments at cost consist of the following at December 31, 2017 and 2016:

	2017	2016

Chanticleer Investors, LLC	$800,000	$800,000

Chanticleer Investors LLC – The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC., which in turn holds a 3% interest in Hooters of America, Inc., the operator and franchisor of the Hooters Brand worldwide. As a result, the Company effective economic interest in Hooters of America is approximately 0.6%.

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

The major line items comprising the loss of discontinued operations are as follows:

Year ended December 31, 2016

Revenue	$3,427,928
Restaurant cost of sales	1,196,734
Restaurant operating expenses	2,780,441
General and administrative expenses	296,343
Depreciation and amortization	436,144
Other	22,893
Loss of discontinued operations	(1,304,627)
Loss on write-down of net assets	(3,762,253)
Total pretax loss of discontinued operations	(5,066,880)
Income tax	-
Loss on discontinued operations	$(5,066,880)

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Leasehold improvements	$9,941,223	$10,363,996
Restaurant furniture and equipment	5,952,934	6,716,926
Construction in progress	176,939	582,265
Office and computer equipment	71,965	68,303
Land and buildings	-	826,664
Office furniture and fixtures	76,486	108,030
	16,219,547	18,666,184
Accumulated depreciation and amortization	(7,670,955)	(7,152,491)
	$8,548,592	$11,513,693

Depreciation and amortization expense was $1,950,021 and $2,029,804 for the years ended December 31, 2017 and 2016, respectively.

7. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Hooters Full Service	$4,703,203	$4,461,167
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$12,647,806	$12,405,770

The changes in the carrying amount of goodwill are summarized as follows:

	December 31, 2017	December 31, 2016
Beginning Balance	$12,405,770	$12,702,139
Acquisitions	-	70,604
Adjustments	-	62,192
Foreign currency translation (loss) gain	242,036	(429,165)
Ending Balance	$12,647,806	$12,405,770

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at December 31, 2017 and December 31, 2016:

	Estimated Useful Life	December 31, 2017	December 31, 2016
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint, net of impairment of $264,000	7 years	1,056,000	1,320,000

Franchise License Fees:
Hooters South Africa	20 years	273,194	322,258
Hooters Pacific NW	20 years	74,507	88,826
Hooters UK	5 years	13,158	30,848
		360,859	441,932
Total Intangibles at cost		7,193,789	7,538,862
Accumulated amortization		(1,297,057)	(1,008,619)
Intangible assets, net		$5,896,732	$6,530,243

	Periods Ended
	December 31, 2017	December 31, 2016
Amortization expense	$302,879	$311,893

8. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows.

	December 31, 2017	December 31, 2016

Note Payable, due December 31, 2018, net of discount of $1,173,390 and $0, respectively (a)	$4,826,610	$-

Note Payable, due January 2017 (a)	-	5,000,000

Notes Payable Paragon Bank (b)	572,276	811,205

Note Payable (c )	75,000	-

Receivables financing facilities (d)	76,109	161,899

Mortgage Note, South Africa, due July 2024 (e)	-	215,962

Bank overdraft facilities, South Africa, annual renewal	164,619	124,598

Equipment financing arrangements, South Africa	27,297	145,430

Total long-term debt	$5,741,911	$6,459,094
Current portion of long-term debt	5,741,911	6,171,649
Long-term debt, less current portion	$-	$287,445

For the year ended December 31 2017 and 2016 amortization of debt discount was $782,260 and $171,861 respectively.

a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,200,000 shares of common stock (as adjusted for the Company’s subsequent one-for-ten reverse stock split) to accredited investors. The debentures bear interest at a rate of 8% per annum, payable in cash quarterly in arrears. The debentures mature on December 31, 2018 and contain customary financial and other covenants, including a requirement to maintain positive annual earnings before interest, taxes, depreciation and amortization. The debentures are secured by a second priority security interest on the Company’s assets and the obligation is guaranteed by the Company’s subsidiaries. The debentures contain a mandatory redemption provision that is triggered by an asset sale. Sale of greater than 33% of the Company’s assets will also trigger an event of default. Upon any event of default, in addition to other customary remedies, the holders have the right, at their sole option, to purchase Little Big Burger from the Company, for an aggregate purchase price of $6,500,000, or demand repayment at 108% of the outstanding principal balance and any outstanding accrued interest. The warrants have an exercise price of $3.50 (as adjusted for the reverse stock split on May 19, 2017) and a ten-year term. Warrants to purchase 800,000 shares include a beneficial ownership limit upon exercise of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant; warrants to purchase the remaining 400,000 shares were amended to increase the beneficial ownership limit upon exercise to 19.99%. The shares of common stock underlying the warrants have registration rights, and, if the warrant shares were not registered, the holders would have the right to cashless exercise. The registration statement underlying the warrants was declared effective on October 30, 2017.

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

$5 million of the net proceeds from the offering were remitted to Florida Mezz, $500,000 was reserved to fund the opening of new stores, and the balance of $206,746, after transaction expenses, was designated to be used for working capital and general corporate purposes. As of December 31, 2017, $165,517 of the proceeds to fund the opening of new stores remains unexpended,and has been presented as restricted cash in the accompanying consolidated balance sheet.

As a result of the issuance of the debentures and the settlement of the Florida Mezz obligations subsequent to March 31, 2016, the $5 million notes payable are no longer outstanding, the Company’s share repurchase obligation from Florida Mezz has been terminated and Florida Mezz waived unpaid interest and penalties previously recorded in the Company’s consolidated financial statements which resulted in the Company recognizing a loss of 95,310. As a result, the shares subject to repurchase have been reclassified from temporary equity to permanent capital and the amounts accrued for interest and penalties reversed effective as of May 14, 2017.

The new $6 million loan was accounted for as a new borrowing with consideration allocated between the loan and the warrants based upon the relative fair value of the loan and the warrants. The Company valued the warrants associated with the new debt obligation using the Black-Scholes model, which resulted in the allocation of $1.7 million to additional paid in capital with a corresponding offset to debt discount. In addition, there were $0.3 million in debt origination costs that are also accounted for as an offset to outstanding debt. The resulting debt discount of $2.0 million is being amortized to interest expense over the 20-month term of the notes.

b) The Company has three term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and contractual maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance	Monthly principal and interest payment
Note 1	9/10/2018	5.50%	$36,502	$4,406
Note 2	5/10/2019	5.25%	199,992	11,532
Note 3	8/10/2021	5.25%	335,782	8,500
			$572,276	$24,438

c) The Company has a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted Company common stock to be paid to the lender each month while the note is outstanding.

d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to make payments of $1,965 per day for 210 days. As of October 2017, the daily payment amount was modified to $1,200 per day and the term was extended to February 2018, with total remittance over the life of the loan unchanged. Also, during March 2017 in consideration for proceeds of $150,000, the Company agreed to make payments of $856 per day for 240 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements.

(e) The Company’s mortgage note was secured by the land and building used for the Hooters Port Elizabeth facility which was sold during the third calendar quarter of 2017. The Company received gross proceeds of 6 million Rand (approximately $470,000 USD net proceeds after broker commissions). The Company repaid he mortgage note in full at closing using the net proceeds from the sale of the property. The net assets and liabilities related to Port Elizabeth location have been written off and an impairment loss of $823 thousand recognized in the consolidated statement of operations.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgement. The Company concluded that conditions could be interpreted as events of default under one or more of its loan obligations, which could also trigger cross default provisions across its various loan agreements. Management quantified the potential penalties and default interest that could be assessed in the event the loans were deemed to be in default. Accordingly, the Company recorded a liability for potential default interest and penalties of $881 thousand as interest expense in the accompanying consolidated financial statements of December 31, 2017.

9. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	December 31, 2017	December 31, 2016

6% Convertible notes payable due June 2018 (a)	$3,000,000	$3,000,000
Convertible notes payable due March 2019 (b)	200,000	250,000
Premium (discount) on above convertible note	12,256	(46,936)

8% Convertible notes payable due March 2019 (b)	-	475,000
Total Convertible notes payable	3,212,256	3,678,064
Current portion of convertible notes payable	3,000,000	-
Convertible notes payable, less current portion	$212,256	$3,678,064

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. In connection with the Company’s agreement to conduct capital raise in 2016, the lenders agreed to waive certain existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. The Note holders shall receive 10%, pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly, and 10% of the net proceeds should the location be sold.

(b) Pursuant to exchange agreements dated and effective March 10, 2017 by and between the Company and four existing note holders, the Company exchanged its 8% convertible notes in the aggregate principal amount of $725,000, which notes were in default, for new two-year 2% notes, in the aggregate principal amount of $820,107, representing $725,000 in principal and $95,107 unpaid accrued interest. The original convertible notes were canceled and new convertible notes issued that may be converted to common stock of the Company, at the option of the holder, at a conversion price of $3.00 per share. The notes have a two-year term, but may be called by the holder after the one-year anniversary of the exchange date. During March 2017, subsequent to the exchange agreements, convertible notes in the amount of $150,000 were converted by the holders into 50,000 shares of common stock. During April and May 2017, convertible notes in the amount of $475,000, plus related accrued interest balances, were converted by the holders into approximately 188,000 shares of common stock.

The exchange of the convertible notes was accounting for as an extinguishment of the previous debt, resulting in the recognition of a net loss on extinguishment of $95,310 in the accompanying condensed consolidated financial statements, In addition, the lenders of the $3 million 6% convertible debt agreed to waive defaults and extend the note maturity by eighteen months to June 30, 2018.

10. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	December 31, 2017	December 31, 2016

Accounts payable and accrued expenses	$3,853,691	$3,807,880
Accrued taxes (VAT, Sales Payroll)	826,305	988,056
Accrued income taxes	83,878	71,713
Accrued interest	1,208,378	685,419
	$5,972,252	$5,553,068

11. INCOME TAXES

The breakout of the loss from continuing operations before income taxes between domestic and foreign operations is below:

	2017	2016
Income (Loss) from continuing operations before income taxes
United States	$(6,925,267)	$(4,155,057)
Foreign	(885,397)	7,486
	$(7,810,664)	$(4,147,571)

The Income Tax (benefit) provision from continuing operations consists of the following:

Foreign
Current	$61,766	$66,680
Deferred	265,809	55,670
Change in Valuation Allowance	(277,126)	(55,670)
U.S. Federal
Current	-	-
Deferred	2,682,311	(1,614,833)
Change in Valuation Allowance	(3,362,028)	1,734,224
State & Local
Current	-	-
Deferred	65,450	(167,597)
Change in Valuation Allowance	(80,611)	179,989
	$(644,429)	$198,463

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The (benefit) provision for income tax, from continuing operations, using statutory U.S. federal tax rate of 34% is reconciled to the Company’s effective tax rate as follows:

	2017	2016
Computed “expected” income tax benefit	$(2,392,649)	$(1,410,174)
State income taxes, net of federal benefit	(276,242)	(146,357)
Noncontrolling interest	140,879	-
Prior year true-ups other deferred tax balances	-	(337,713)
Permanent Items	4,025	27,219
Federal expense of tax rate change	4,836,697	-
Foreign Tax Expense	61,766	66,680
Other	169,253	140,265
Change in valuation allowance	(3,188,148)	1,858,543
	$(644,419)	$198,463

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets for continuing operations at December 31, 2017 and 2016 were:

	2017	2016
Net operating loss carryforwards	$10,279,350	$9,291,804
Capital loss carryforwards	50,226	152,772
Section 1231 loss carryforwards	78,176	111,506
Charitable contribution carryforwards	22,618	33,998
Other	10,154	260,086
Restaurant startup costs	-	89,159
Accrued Expenses	68,477	686,321
Deferred occupancy liabilities	151,532	261,181
Total deferred Tax Assets	10,660,533	10,886,827

Property and equipment	(72,553)	(765,187)
Convertible debt	-	(17,611)
Other Asset & Liability Impairment	(62,008)	-
Investments	(114,519)	(80,246)
Intangibles and Goodwill	(465,841)	(536,891)
Total deferred tax liabilities	(714,921)	(1,399,935)

Net deferred tax assets	9,945,612	9,486,892
Valuation Allowance	(10,724,970)	(10,972,446)
	$(779,359)	$(1,485,554)

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent, resulting in approximately a $414,000 increase in income tax benefit for the year ended December 31, 2017 and a corresponding $414,000 decrease in net deferred tax liabilities as of December 31, 2017.

Excluded from the above table of deferred tax assets are approximately $0 and $2,940,000 for net operating loss carryforwards and related valuation allowances for discontinued operations at December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company has U.S. federal and state net operating loss carryovers of approximately $38,590,000 and $32,893,000 respectively, which will expire at various dates beginning in 2031 through 2036, if not utilized. As of December 31, 2017 and 2016, the Company has foreign net operating loss carryovers of approximately $2,360,000 (for South Africa) and $1,352,000 (for South Africa), respectively. Depending on the jurisdiction, some of these net operating loss carryovers will begin to expire within 5 years, while other net operating losses can be carried forward indefinitely as long as the Company is trading. In accordance with Section 382 of the internal revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past 3 years were analyzed and it was determined that there was no change of control as of December 31, 2017.

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2017 and 2016 the change in valuation allowance related to continuing operations was approximately $(2,904,457) and $1,858,543, respectively.

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

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2017 and 2016 no interest or penalties were required to be reported.

The Company previously did not record a provision for taxes on undistributed foreign earnings, based on an intention and ability to permanently reinvest the earnings of its foreign subsidiaries in those operations. Under the Tax Cuts and Jobs Act, the Company has re-assessed its strategies by evaluating the impact of the Tax Cuts and Jobs Act on its operations. As a result of the Act, the Company analyzed if a liability needed to be recorded for the deemed repatriation of undistributed earnings. It was determined that there is no outstanding liability associated with this based on overall negative undistributed earnings (accumulated deficit) in the consolidated foreign group.

Additionally, the Company had previously recorded a deferred tax liability associated with deemed repatriated earnings from UK. Based on the Tax Cuts and Jobs Act, any future repatriation of dividends would qualify for a full participation exemption, thus removing the deferred tax liability as of December 31, 2017. The full value of the liability was previously fully offset but carryover NOLs, thus there is not impact to the overall tax expense of the Company.

12. STOCKHOLDERS’ EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both December 31, 2017 and 2016. The Company had 3,045,809 and 2,139,425 shares issued and outstanding at December 31, 2017 and 2016, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both December 31, 2017 and 2016. Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted-average price per share of common stock prior to the date of issuance. Dividends will be paid prior to any dividend to the holders of common stock. The Series 1 Preferred in non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. Chanticleer is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of December 31, 2016, 19,050 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering. In addition, 43,826 additional shares were issued in February 2017 for $591,651 in cash for a total of 62,876 issued and outstanding as of December 31, 2017.

In connection with the payment of past due interest on its $5 million note payable, the Company issued 56,290 shares of its common stock to the lender. Concurrently, the Company entered into a put agreement with Florida Mezzanine Fund during 2016 which provides the lender the right to require the Company to repurchase those shares at a price of $0.62 cents per share. The shares subject to the repurchase obligation were reflected as a redeemable temporary equity on the accompanying consolidated balance sheet as of December 31, 2016. In May 2017, Florida Mezzanine fund’s put right terminated in connection with the Company’s repayment of its principal and the shares were reclassified as permanent equity in the accompanying consolidated balance sheet.

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

As of December 31, 2017, the Company had issued 87,678 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding as of December 31, 2017 and December 31, 2016. The Company issued 15,000 restricted stock units to employees during 2016. Approximately 297,322 shares remained available for grant in the future.

The Company also has issued warrants to investors in connection with financing transactions. Fair value of any warrant issuances is valued utilizing the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected stock price volatility for the Company’s warrants was determined by the average of the historical volatilities for the Company’s common stock.

A summary of the warrant activity during the years ended December 31, 2017 and 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2017	922,203	$49.80	1.7
Granted	1,699,857	$3.50	-
Exercised	-	-	-
Forfeited	(259,445)	51.01	-
Outstanding December 31, 2017	2,362,615	$16.34	2.2

Exercisable December 31, 2017	2,362,615	$16.34	2.2

13. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016

Chanticleer Investors, LLC	$191,850	$194,350
	$191,850	$194,350

The amount from Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and member of the Company’s board of directors, is also a lender to the Company lending $2 million of the Company’s $6 million note payable due December 31, 2018. In connection with this Note, in 2017 the Company made payments of interest of $66,222 ($40,889 paid in January 2018) to the board member and related entities as required under the Notes.

The Company has also entered into a franchise agreement with entities controlled by Mr. Spitcaufsky providing him with the franchise rights for Little Big Burger in the San Diego area and an option for southern California. The Company received franchise fees totaling $60,000 under this arrangement during 2017.

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

The following are revenues and operating income (loss) from continuing operations by segment as of and for the years ended December 31, 2017 and 2016. The Company does not aggregate or review non-current assets at the segment level.

	Year Ended
	December 31, 2017	December 31, 2016
Revenue:
Hooters Full Service	$13,508,220	$13,328,809
Better Burgers Fast Casual	22,764,571	22,588,557
Just Fresh Fast Casual	5,060,072	5,684,635
Corporate and Other	100,000	100,000
	$41,432,863	$41,702,001

Operating Income (Loss):
Hooters Full Service	$(1,188,598)	$116,843
Better Burgers Fast Casual	(537,971)	(372,401)
Just Fresh Fast Casual	(256,319)	(33,529)
Corporate and Other	(3,252,489)	(2,330,801)

	$(5,235,377)	$(2,619,888)

Depreciation and Amortization
Hooters Full Service	$496,996	$534,210
Better Burgers Fast Casual	1,459,527	1,481,005
Just Fresh Fast Casual	322,904	323,108
Corporate and Other	3,374	3,374
	$2,282,801	$2,341,697

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the years ended December 31, 2017 and 2016.

	Year Ended
	December 31, 2017	December 31, 2016
Revenue:
United States	$32,804,708	$33,374,791
South Africa	5,777,306	5,409,648
Europe	2,850,849	2,917,562
	$41,432,863	$41,702,001

Operating Income (Loss):
United States	$(4,554,429)	$(2,712,766)
South Africa	(798,914)	(114,971)
Europe	117,966	207,849
	$(5,235,377)	$(2,619,888)

Non-current Assets:	December 31, 2017	December 31, 2016
United States	$24,630,101	$26,812,062
South Africa	1,203,610	2,519,135
Europe	2,549,747	2,361,246

	$28,383,458	$31,692,443

15. COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for its restaurant locations. The South Africa leases are for five-year terms and include options to extend the terms. The terms for our U.S. restaurant leases vary from two to ten years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. We also lease our corporate office space in Charlotte, North Carolina.

Rent obligations for are presented below:

Years Ended	Total
12/31/2018	$3,870,057
12/31/2019	3,629,790
12/31/2020	3,132,002
12/31/2021	2,731,513
12/31/2022	1,938,411
Thereafter	6,347,643
$21,649,416

Rent expense for the years ended December 31, 2017 and 2016 was $3.7 million and $3.4 million respectively. Rent expense for the years ended December 31, 2017 and 2016 for the Company’s restaurants was $3.7 million and $3.4 million, respectively, and is included in the “Restaurant operating expenses” of the Consolidated Statements of Operations. Rent expense related to non-restaurant facilities of $50 thousand for both years ended December 31, 2017 and 2016 was included in the “General and administrative expense” of the Consolidated Statements of Operations.

The Company has commitments related to the construction of new restaurant locations of approximately $1.5 million.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of December 31, 2017 or 2016 in the accompanying consolidated balance sheets.

On January 28, 2016, our Just Fresh subsidiary was notified that it had been served with a copyright infringement complaint, Kevin Chelko Photography, Inc. f. JF Restaurants, LLC, Case No. 3:13-CV-60-GCM (W.D. N.C.). The claim was filed in the United States District Court for the Western District of North Carolina Charlotte Division and seeks unspecified damages related to the use of certain photographic assets allegedly in violation of the United States copyright laws. On January 19, 2017, the case was dismissed with no damages being awarded and no amounts have been reflected in the accompanying consolidated balance sheets as of December 31, 2017 or 2016.

Prior to the Company’s acquisition of Little Big Burger, a class action lawsuit was filed in Oregon by certain current and former employees of Little Big Burger asserting that the former owners of Little Big Burger failed to compensate employees for overtime hours and also that an employee had been wrongfully terminated. The plaintiffs and defendants agreed to enter into a settlement agreement pursuant to which the former owners of Little Big Burger will pay a gross settlement of up to $675,000, inclusive of plaintiffs’ attorney’s fees of $225,000. This settlement was approved by the court and all settlement payments were distributed by the sellers and this matter closed prior to December 31, 2017.

In connection with our acquisition of Little Big Burger, the sellers agreed that the 1,619,646 shares of the Company’s common stock certain of the sellers received from the Company and an additional $200,000 in cash would be held in escrow until such time as the litigation was fully resolved. The Company reflected the $675,000 settlement amount in accrued liabilities, with an offsetting asset in other current assets, in the accompanying consolidated balance sheets as of December 31, 2016. As of December 31, 2017, the lawsuit had been fully resolved and all amounts paid by the sellers. Accordingly, no amounts are reflected in the Company’s consolidated balance sheet as of December 31, 2017.

16. NON-CONTROLLING INTERESTS

The Company’s consolidated financial statements include the accounts of entities where the Company has operating control but may own less than 100% of the equity interest in the LLC or other entity. A significant element of the Company’s plans to finance growth is through the use of partnerships where private investors contribute all or substantially all of the capital required to open its Little Big Burger restaurants in return for an ownership interest in the LLC and an economic interest in the net income of the restaurant location. The Company manages the operations of the restaurant in return for a management fee and an economic interest in the net income of the restaurant location. While terms may vary by LLC, the investor generally contributes between $250,000 and $350,000 per location and is entitled to 80% of the net income of the LLC until such time as the investor recoups the initial investment at which time the investor return on net income changes from 80% to 50%, (and in certain cases to 20%, of net income). The Company contributes the intellectual property and management related to operating a Little Big Burger, manages the construction, opening and ongoing operations of the store in return for a 5% management fee and 20% of net income until such time as the investor recoups the initial investment at which time the Company return on net income changes from 20% to 50%, (and in certain cases to 80%, of net income).

In addition to the Little Big Burger LLC’s referred to above, the Company holds less than a 100% interest in its Just Fresh subsidiaries and several of its consolidated legal entities in South Africa.

The accounts of these partnerships are included in the consolidated accounts of the Company and intercompany transactions, including management fees and intercompany loans and advances, are eliminated in consolidation. The carrying amount of the Company’s interest in subsidiaries where it owns less than 100% is adjusted quarterly based on the Company’s ownership of the net assets of each entity.

The carrying amount of assets and liabilities of consolidated subsidiaries with non-controlling interests are as follows (refer to Footnote 1 Organization for details of the Company’s ownership percentages for each entity):

December 31, 2017	LBB Hassalo LLC	LBB Platform LLC	LBB Progress Ridge LLC	LBB Green Lake LLC	American Burger Prosperity, LLC (DBA LBB Propserity)	LBB Wallingford LLC	LBB Capitol Hill LLC	LBB Rea Farms LLC
Cash	$8,012	$9,953	$19,819	$235	$1,917	$27	$170	$1,440
Accounts receivable	837	2,166	234	-	87	-	-	-
Inventory	5,444	7,219	6,237	-	5,596	-	-	-
Property, plant and equipment	269,350	211,055	283,666	500	385,404	3,000	7,348	-
Goodwill and intangible assets	-	-
Other assets	4,470	5,447	7,910	4,332	5,000	10,840	15,259	4,520
Due from (to) Chanticleer and affiliates	30,381	115,988	96,388	54,101	(125,162)	87,937	58,163	18,873
Total Assets	318,494	351,828	414,254	59,168	272,842	101,804	80,940	24,833

Accounts payable and accrued liabilites	22,905	28,384	25,956	500	40,575	10,558	7,348	-
Debt
Deferred rent	85,076	75,149	107,875	-	47,550	-	-	-
Total Liabilties	107,981	103,533	133,831	500	88,125	10,558	7,348	-

Net Book Value attribuable to Chanticleer and affiliates	168,411	198,637	140,211	29,334	92,359	45,623	36,796	12,417
Net Book Value attribuable to Non-Controlling Interest	42,103	49,659	140,211	29,334	92,359	45,623	36,796	12,417
Net Book Value	$210,514	$248,296	$280,422	$58,668	$184,718	$91,246	$73,592	$24,834

December 31, 2017	LBB Multnomah Village LLC	JF Restaurants, LLC	DINE OUT	Hooters Emperors Palace (PTY) Ltd	Hooters on the Buzz (PTY) Ltd.	Hooters Umhlang (Pty) Ltd.	Hooters Wings Mgmt Company	Total
Cash	$200	$(5,231)	$-	$31,818	$926	$9,992	$148,227	$227,505
Accounts receivable	-	6,110	-	13,501	-	-	8,557	31,492
Inventory	-	57,840	-	27,080	20,640	22,329	-	152,385
Property, plant and equipment	-	334,818	-	100,492	95,716	61,794	4,041	1,757,184
Goodwill and intangible assets		1,101,751	-	40,827	30,115	29,888	-	1,202,581
Other assets	12,705	33,888	-	27,965	170	6,939	-	139,445
Due from (to) Chanticleer and affiliates	12,095	(155,637)	(32,183)	1,034,034	(256,573)	188,310	(512,662)	614,053
Total Assets	25,000	1,373,539	(32,183)	1,275,717	(109,006)	319,252	(351,837)	4,124,643
								-
Accounts payable and accrued liabilites	39	603,698	-	525,151	230,209	135,283	30,834	1,661,440
Debt					56,569	-		56,569
Deferred rent	-	16,602	-	15,732	33,178	25,760	-	406,922
Total Liabilties	39	620,300	-	540,883	319,956	161,043	30,834	2,124,931
								0
Net Book Value attribuable to Chanticleer and affiliates	12,481	424,676	(28,643)	646,654	(407,514)	142,388	(296,570)	1,217,260
Net Book Value attribuable to Non-Controlling Interest	12,481	328,562	(3,540)	88,180	(21,448)	15,821	(86,101)	782,457
Net Book Value	$24,962	$753,238	$(32,183)	$734,834	$(428,962)	$158,209	$(382,671)	$1,999,711

December 31, 2016	LBB Hassalo LLC	LBB Platform LLC	LBB Progress Ridge LLC	LBB Green Lake LLC	American Burger Prosperity, LLC (DBA LBB Propserity)	LBB Wallingford LLC	LBB Capitol Hill LLC	LBB Rea Farms LLC
Cash	$1,809	$1,145	$1,210	$906	$-	$-	$-	$-
Accounts receivable	-	-	-	-	-	-	-	-
Inventory	-	-	-	-	-	-	-	-
Property, plant and equipment	249,543	108,333	143,950	-	-	-	-	-
Goodwill and intangible assets	-	-	-	-	-	-	-	-
Other assets	4,370	5,447	7,910	4,332	-	-	-	-
Due from (to) Chanticleer and affiliates	(21,627)	119,068	7,845	94,532	-	-	-	-
Total Assets	234,095	233,993	160,915	99,770	-	-	-	-

Accounts payable and accrued liabilites	81,849	59,418	75,079	-	-	-	-	-
Debt
Deferred rent	-	-	-	-	-	-	-	-
Total Liabilties	81,849	59,418	75,079	-	-	-	-	-

Net Book Value attribuable to Chanticleer and affiliates	121,796	139,660	42,918	49,885	-	-	-	-
Net Book Value attribuable to Non-Controlling Interest	30,449	34,915	42,918	49,885	-	-	-	-
Net Book Value	$152,245	$174,575	$85,836	$99,770	$-	$-	$-	$-

December 31, 2016	LBB Multnomah Village LLC	JF Restaurants, LLC	DINE OUT	Hooters Emperors Palace (PTY) Ltd	Hooters on the Buzz (PTY) Ltd.	Hooters Umhlang (Pty) Ltd.	Hooters Wings Mgmt Company	Total
Cash	$-	$12,817	$-	$13,861	$686	$7,921	$2,181	$42,536
Accounts receivable	-	9,235	-	21,360	-	-	11,285	41,880
Inventory	-	76,793	-	20,082	18,752	27,658	-	143,285
Property, plant and equipment	-	515,327	-	118,382	119,783	71,954	1,725	1,328,997
Goodwill and intangible assets	-	1,202,751	-	39,472	29,381	29,267	826,663	2,127,534
Other assets	-	37,607	-	25,255	153	6,266	-	91,340
Due from (to) Chanticleer and affiliates	-	19,958	(32,183)	821,452	(275,433)	136,835	(500,934)	369,513
Total Assets	-	1,874,488	(32,183)	1,059,864	(106,678)	279,901	340,920	4,145,083

Accounts payable and accrued liabilites	-	606,514	-	435,585	214,388	115,703	58,512	1,647,048
Debt	-	-	-	-	46,170	-	218,448	264,618
Deferred rent	-	1,194	-	(828)	18,286	23,229	-	41,881
Total Liabilties	-	607,708	-	434,757	278,844	138,932	276,960	1,953,547

Net Book Value attribuable to Chanticleer and affiliates	-	714,210	(28,643)	550,094	(366,246)	126,872	49,569	1,400,115
Net Book Value attribuable to Non-Controlling Interest	-	552,568	(3,540)	75,013	(19,276)	14,097	14,391	791,420
Net Book Value	$-	$1,266,778	$(32,183)	$625,107	$(385,522)	$140,969	$63,960	$2,191,535

17. SUBSEQUENT EVENTS

Repurchase of Franchise Location

On March 7, 2018, the Company entered into an agreement to purchase two BGR franchise locations in Maryland. As of March 28, 2018, the Company has closed on the purchase of one of the locations and intends to close on the second location pending completion of lease assignments in April 2018.

Conversion of Convertible Debt

On February 22, 2018, $200,000 of the Company’s convertible debt was converted into 66,667 shares of Company common stock in accordance with the terms of the convertible debt agreements.

18. RESTATEMENT OF 2018 UNAUDITED QUARTELRY RESULTS

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgement. The Company concluded that, as of December 31, 2017, conditions could be interpreted as events of default under one or more of its loan obligations, which could also could trigger cross default provisions across its various loan agreements. Management quantified the potential penalties and default interest that could consequently be assessed in the event the loans were deemed to be in default. Accordingly, the Company recorded a liability for potential default interest and penalties of $881 thousand as interest expense in the accompanying consolidated financial statements as of December 31, 2017. Management evaluated the potential impact of this liability on the prior quarterly financial statements issued during 2017 and determined that net loss of the quarterly periods ended June 30, 2017 and September 30, 2017 should be restated to reflect the liability.

The table below presents major captions of the Company’s condensed consolidated as originally reported and as adjusted. There was no impact on the condensed consolidated statement of cash flows or on the Company’s cash from operations for the year ended December 31, 2017.

	Three Months Ended			Six Months Ended			Three Months Ended			Nine Months Ended
	As Reported		As Restated	As Reported		As Restated	As Reported		As Restated	As Reported		As Restated
	June 30, 2017	Adjustment	June 30, 2017	June 30, 2017	Adjustment	June 30, 2017	September 30, 2017	Adjustment	September 30, 2017	September 30, 2017	Adjustment	September 30, 2017

Total revenue	$10,765,317	$-	$10,765,317	$20,625,315	$-	$20,625,315	$10,725,365	$-	$10,725,365	$31,350,678	$-	$31,350,678
Operating loss from continuing operations	$(1,081,455)	$-	$(1,081,455)	$(2,070,842)	$-	$(2,070,842)	$(1,398,442)	$-	$(1,398,442)	$(3,469,285)	$-	$(3,469,285)
Interest expense	$(504,706)	$(575,000)	$(1,079,706)	$(908,842)	$(575,000)	$(1,483,842)	$(309,538)	$(153,333)	$(462,871)	$(1,218,379)	$(728,333)	$(1,946,712)
Loss from continuing operations	$(1,428,201)	$(575,000)	$(2,003,201)	$(3,176,110)	$(575,000)	$(3,751,110)	$(1,726,211)	$(153,333)	$(1,879,544)	$(4,902,324)	$(728,333)	$(5,630,657)
Consolidated net loss	$(1,428,201)	$(575,000)	$(2,003,201)	$(3,176,110)	$(575,000)	$(3,751,110)	$(1,726,211)	$(153,333)	$(1,879,544)	$(4,902,324)	$(728,333)	$(5,630,657)
Net loss attributable to Chanticleer Holdings, Inc.	$(1,371,873)	$(575,000)	$(1,946,873)	$(3,098,939)	$(575,000)	$(3,673,939)	$(1,557,439)	$(153,333)	$(1,710,772)	$(4,656,381)	$(728,333)	$(5,384,714)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(1,399,495)	$(575,000)	$(1,974,495)	$(3,150,708)	$(575,000)	$(3,725,708)	$(1,585,658)	$(153,333)	$(1,738,991)	$(4,736,369)	$(728,333)	$(5,464,702)
Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted	$(0.58)	$(0.23)	$(0.81)	$(1.40)	$(0.25)	$(1.65)	$(0.63)	$(0.08)	$(0.71)	$(2.10)	$(0.32)	$(2.42)
Weighted average shares outstanding, basic and diluted	2,432,313	$-	$2,432,313	2,257,767	$-	$2,257,767	2,432,313	$-	$2,432,313	$2,258,013	$-	$2,258,013

Total Assets	$33,056,885	$-	$33,056,885	$33,056,885	$-	$33,056,885	$31,564,589	$-	$31,564,589	$31,564,589	$-	$31,564,589
Total Liabilities	$18,419,316	$575,000	$18,994,316	$18,419,316	$575,000	$18,994,316	$19,030,560	$153,333	$19,183,893	$19,030,560	$728,333	$19,758,893
Total Chanticleer Holdings, Inc, Stockholder's Equity	$13,673,324	$(575,000)	$13,098,324	$13,673,324	$(575,000)	$13,098,324	$11,629,109	$(153,333)	$11,475,776	$11,629,109	$(728,333)	$10,900,776
Total Stockholder's Equity	$14,637,569	$575,000	$15,212,569	$14,637,569	$575,000	$15,212,569	$12,534,029	$153,333	$12,687,362	$12,534,029	$728,333	$13,262,362
Total Liabilities and Stockholer's Equity	$33,056,885	$-	$33,056,885	$33,056,885	$-	$33,056,885	$31,564,589	$-	$31,564,589	$31,564,589	$-	$31,564,589

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2017. Our management has determined that, as of December 31, 2017, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2017, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal controls over financial reporting:

●	The Company performs extensive reconciliation and manual review procedures to ensure that the financial statements results are accurately presented. However, the financial close procedures are not formally documented and were inconsistently applied across the organization for periods prior to mid-2017 at which time management implement a new centralized accounting system and standardized the close process across all its domestic operations.

●	The Company’s financial statements include significant and unusual transactions as well as complex financial instruments that are subject to extensive technical accounting standards that increase the risk of undetected errors and where the Company’s internal resources do not possess deep technical specialization.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of December 31, 2017,

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above.

While our evaluation of the appropriate remediation plans is still ongoing, efforts to date have included recruiting additional qualified personnel with experience in financial reporting and internal control. During the first half of 2017, the Company implemented a new enterprise-wide accounting system and point of sale systems at the majority of its US based operations to further standardize accounting procedures and reporting and address the information system weaknesses identified. The Company outsourced certain day-to-day accounting processes and controls and took advantage of more robust and advanced accounting software for our multiple concepts and entities.

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

Changes in Internal Control over Financial Reporting — The Company has implemented changes to its accounting systems internal processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements. During the three months ended December 31, 2017, the Company made changes to its accounting systems and its internal control over financial reporting to improve its internal control over financial reporting in future periods.

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

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at December 31, 2017 and 2015

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017 and 2015

●	Consolidated Statements of Stockholders’ Equity at December 31, 2017 and 2015

●	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2015

●	Notes to the Consolidated Financial Statements

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

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2018.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 30, 2018	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

March 30, 2018	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

March 30, 2018	Director	/s/ Russell J. Page
Russell J. Page

March 30, 2018	Director	/s/ Neil Kiefer
Neil Kiefer

March 30, 2018	Director	/s/ Eric Wagoner
Eric Wagoner

March 30, 2018	Director	/s/ Keith Johnson
Keith Johnson

March 30, 2018	Director	/s/ Larry Spitcaufsky
Larry Spitcaufsky

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreements for Australian Entities dated June 30, 2014 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507)

3.2	Certificate of Merger, filed May 2, 2005 (Incorporated by reference to Exhibit 2.1 filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

3.3	Certificate of Amendment, filed July 16, 2008 (Incorporated by reference to Exhibit 3.1 filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012)

3.4	Certificate of Amendment, filed March 18, 2011 Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 18, 2011)

3.5	Certificate of Amendment, filed May 23, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2012)

3.6	Certificate of Amendment, filed February 3, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

3.7	Certificate of Amendment, filed October 2, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2014)
3.8	Form of Certificate of Designation of the Series 1 Preferred Stock (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed December 5, 2016)

3.8	Bylaws (Incorporated by reference to Exhibit 3.II.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507))

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

4.2	Form of Unit Certificate dated June 2012 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.3	Form of Warrant Agency Agreement dated June 2012 with Form of Warrant Certificate with $6.50 Exercise Price (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.4	Form of 6% Secured Subordinate Convertible Note dated August 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013)

4.5	Form of Warrant for August 2013 Convertible Note with $3.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013).

4.6	Form of Warrant for September 2013 Merger Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 1, 2013)

4.7	Form of Warrant for September 2013 Subscription Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 10, 2013)

4.8	Form of Warrant for November 2013 Subscription Agreement with $5.50 and $7.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on November 13, 2013)

4.9	Form of Warrant for January 2015 Subscription Agreement with $2.50 Exercise Price (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

4.10	Form of 8% Non-Convertible Secured Debenture dated May 4, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-k, filed with the SEC on May 5, 2017)

4.11	Form of Warrant dated May 4, 2017 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

4.12	Amendment to Warrant dated April 7, 2017 by and between Chanticleer Holdings, Inc., and Larry S. Spitcaufsky, Trustee of Larry Spitcaufsky Family Trust UTD 1-19-88 (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K, filed with the SEC on August 9, 2017)

4.13	Form of Warrant dated October 12, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

10.1	Form of Franchise Agreement between the Company and Hooters of America, LLC (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

10.2*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

10.3	Debt Assumption Agreements, dated July 1, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.4	Gaming Assignment, dated July 1, 2014 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.5	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., The Burger Company, LLC and American Burger Morehead, LLC dated September 9, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 10, 2014)

10.6	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., Dallas Spoon, LLC and Express Working Capital, LLC d/b/a CapRock Services dated December 31, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 6, 2015)

10.7	Form of Subscription Agreement dated January 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.8	Form of Note dated January 2015 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.9	Form of Registration Rights Agreement dated January 2015 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.10	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BGR Holdings, LLC and BGR Acquisition LLC, dated February 18, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 18, 2015)

10.11	Membership Interest Purchase Agreement dated July 31, 2015 (Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 3, 2015)

10.12	Form of Leak Out Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.13	Form of Securities Account Control Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.14	Stock Pledge and Security Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.15	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 31, 2015)

10.16	Amendment No. 1 to Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated May 31, 2015 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-3, Registration No. 333- 203679, as filed June 3, 2015)

10.17	Form of Securities Purchase Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.18	Agreement dated April 24, 2015 by and among the Company, AT Media Corp. and Aton Select Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.19	Registration Rights Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.20	Membership Interest Purchase Agreement dated July 31, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on August 3, 2015)

10.21	Form of Leak out Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.22	Form of Securities Account Control Agreement Form of Leak out Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.23	Stock Pledge and Security Agreement dated September 30, 2015 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.24	Business sale agreement to purchase the assets of Hoot Campbelltown Pty Ltd and Hoot Penrith Pty Ltd for the purchase price of $390,000 AUD dated August 12, 2015 (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K, as filed March 30, 2016)

10.25	Business sale agreement to purchase the assets of Hoot Gold Coast Pty Ltd and Hoot Townsville Pty Limited dated August 12, 2015 (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K, as filed March 30, 2016)

10.26	Business sale agreement to purchase the assets of Hoot Parramatta Pty Ltd dated August 13, 2015 (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10K for the period ending December 31, 2016, as filed March 30, 2016)

10.27	Second Amendment to Assumption and Assignment Agreement dated October 22, 2016 by and between the Company and Florida Mezzanine Fund, LLLP (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed October 28, 2016)

10.28	Form of Exchange Agreement dated March 10, 2017 by and between the Company and certain note holders (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K as filed March 31, 2017)

10.29	Form of 2% Convertible Promissory note issued March 10, 2017 (Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K as filed March 31, 2017)

10.30	Amendment to 6% Secured Subordinated Convertible Note by and between the Company and certain note holder (Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K as filed March 31, 2017)

10.31	Securities Purchase Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.32	Security Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.33	Subsidiary Guarantee dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.34	Satisfaction, Settlement and Release Agreement by and between the Company and Florida Mezzanine Fund, LLLP dated May 2, 2017 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.35	Amendment to Securities Purchase Agreement by and between Chanticleer Holdings, Inc. and purchasers executed August 7, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 9, 2017)

10.36	Form of Officer and Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 30, 2017)

10.37	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated August 12, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

21	Subsidiaries of the Company+

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Periodic Report by Eric S. Lederer, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2014, and (v) the Notes to the Financial Statements.

* Denotes an executive compensation plan or agreement

+ Filed herewith

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

