Form 10-K/A
period 2017-12-31
Chanticleer Holdings, Inc.
filed 2018-04-30
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Title of Each Class
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates was $8,039,760 based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 3,228,966 shares of common stock issued and outstanding as of April 28, 2018.

Documents Incorporated by Reference

None.

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2017 of Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is filed to provide the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. In its original Annual Report on Form 10-K for the year ended December 31, 2017, the Company incorporated by reference to its proxy statement for the 2018 Annual Meeting of Stockholders, pursuant to General Instruction G(3) to Form 10-K. However, the proxy statement for the 2018 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2017 fiscal year, so the Company is filing this Amendment pursuant to Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) to provide the information required by Part III of Form 10-K.

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

You should also consider carefully the Risk Factors contained in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in our Annual Report on Form 10-K are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

The following section sets forth the names, ages and current positions with the Company held by our directors and executive officers as of December 31, 2017, together with certain biographical information. There is no immediate family relationship between or among any of our directors and our executive officers, and the Company is not aware of any arrangement or understanding between any director or executive officer and any other person pursuant to which he was elected to his current position.

Each director and executive officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.

Name	Age	Position

Keith J. Johnson	60	Independent Director

Neil G. Kiefer	66	Independent Director

Russell J. Page	75	Independent Director

Michael D. Pruitt	57	President, CEO, and Director

Larry S. Spitcaufsky	71	Independent Director

J. Eric Wagoner	67	Independent Director

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

Neil Kiefer

Neil Kiefer is the Chief Executive Officer of Hooters Management Corporation, Hooters, Inc., and all its affiliated companies, a position he has held since May 1992. In 1994 Mr. Kiefer was appointed to the boards of those entities, and he continues to serve on those boards. He was also Chief Executive Officer of the Hooters Casino Hotel in Las Vegas, Nevada from 2006 – 2012. Mr. Kiefer received his bachelor’s degree from Bethany College in Bethany, West Virginia and received his law degree from Hofstra University in Hempstead, New York. He was admitted to the Florida Bar in 1979. Mr. Kiefer has served on our board since January 2017 and is a member of the Compensation Committee. He was asked to serve as director based in part on his extensive knowledge of the casual dining industry, board membership experience, and overall business acumen.

Russell J. Page

Rusty Page is a Senior Vice President of Business Development with Paragon Bank. He is a 35-year investor relations executive and is the founder and principal of Rusty Page & Company, a unique equity marketing and investor relations consulting firm. He sat on the Board of Directors of The Diamond Hill Financial Trends Fund until 2013. Mr. Page previously served as Senior Managing Director of The NASDAQ Stock Market, as well as Senior Vice President and Equity Marketing Executive for NationsBank Corporation, the predecessor of Bank of America. Mr. Page in an alumnus of the University of North Carolina in Charlotte. Mr. Page has served on our Board of Directors since January 2013 and is a member of our Audit Committee. Mr. Page was asked to serve as a director based in part on his significant investor relations knowledge, board membership experience, and familiarity with The NASDAQ Stock Market.

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

Larry S. Spitcaufsky

Larry S. Spitcaufsky is the owner and director of Petroleum Technologies Inc., an oil and natural gas exploration company in Kansas City, Missouri established in April 1983 and the founder and chairman of Hootwinc, LLC, a restaurant franchisee in California, established August 1992. He has been a partner and board member of Healthcare Delivered, LLC, a mobile dental company that delivers dental care directly to senior homes since May 2015. He has also served on the board of the La Jolla Institute of Allergy and Immunology since August 2015. Mr. Spitcaufsky has additional business investments, including LBBIG, which is currently developing the Southern California market for Little Big Burger, a Chanticleer brand specializing in made-to-order burgers and truffle fries. Mr. Spitcaufsky was asked to serve as director based in part on his experience in franchising and general proven success in business.

J. Eric Wagoner

Mr. Wagoner has served as a Managing Director and Head of the High-Yield & Distressed Securities division of Source Capital Group since 1995. Mr. Wagoner has over 35 years of investment securities experience and has developed specialized expertise in high yield and distressed debt instruments. He serves as a member of the board of directors of Argus Research Group, a leading independent equity research firm, and is a member of the Board of Visitors at Wake Forest University. Mr. Wagoner is a graduate of the University of North Carolina and received his MBA from the Babcock Graduate School of Management at Wake Forest University. Mr. Wagoner holds NASD Series 7, 24 and 63 licenses. Mr. Wagoner was asked to serve as director based in part on his extensive securities knowledge and general proven success in business.

Executive Officers

Name	Age	Position

Michael D. Pruitt	57	President, CEO and Director

Eric S. Lederer	51	Chief Financial Officer

Mark D. Roberson	52	Chief Operating Officer

Richard Adams	55	President and Chief Operating Officer of American Roadside Burgers (“ARB”)

Information regarding Mr. Pruitt is included with the director profiles above.

Eric S. Lederer

Eric Lederer joined Chanticleer Holdings in February 2011 and was appointed Chief Financial Officer in June 2012. Beginning in December 2005 and until he joined us, he served as Controller of PokerTek, Inc. (NASDAQ:PTEK), which was acquired by Global Cash Access Holdings, Inc. (NYSE:GCA) in December 2014. He was the Controller of OneTravel Holdings, Inc., a holding company primarily involved in the travel industry and formerly listed on the AMEX. Prior to OneTravel, Mr. Lederer worked as the Controller in privately-held companies in the entertainment industry and at a New York City CPA firm. Mr. Lederer received his BS in Accounting from Lehigh University.

Mark D. Roberson

Mark Roberson joined the Company in May 2015 as Chief Operating Officer. He served as the Chief Executive Officer and Chief Financial Officer off PokerTek, Inc. (NASDAQ:PTEK), a gaming technology company, from 2007 until 2014. Under his leadership, PokerTek developed innovative new products, expanded internationally and delivered profitable operating results, leading the company to be acquired in late 2014. Mr. Roberson also served in financial and operational management roles with Krispy Kreme Doughnut Corporation (NYSE:KKD), a fast-casual restaurant franchisor and operator, Curtiss-Wright, Inc. (NYSE:CW), an aerospace and defense contractor, and LifeStyle Furnishings International, a $2 billion furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a BS in Accounting from UNC-Greensboro and a BS in Economics from Southern Methodist University. He currently chairs the Audit Committee for Cynergistek, Inc. (NYSE American:CTEK).

Richard Adams

Richard Adams has more than 35 years of restaurant experience starting at the age of 16 scrubbing sidewalks for Carl’s Jr Restaurants. There, he worked his way through the ranks where he ultimately served as Regional Vice President. After 21 years with CKE, Mr. Adams moved to Louisiana where he became the Area Vice President for a Burger King Franchisee and led 100 restaurants. Mr. Adams joined Bojangles’ Restaurants in Charlotte, North Carolina and served for 10 years in different capacities, including Director of Training, and Vice President of Franchise Operations. In his five years as Bojangles’ Regional Vice President of Company Operations he led the company’s core market in Charlotte. Mr. Adams joined the Company’s subsidiary, American Roadside Burgers, in November of 2013 as the President and Chief Operating Officer, and he continues to serve in these roles.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of copies of the reports filed with the SEC since January 1, 2017 and on representations by certain officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the reports required to be filed on a timely basis.

CODE OF ETHICS

The Board of Directors of the Company (the “Board”) adopted a Code of Ethics, which was effective May 23, 2005, for all officers or persons performing similar functions. A copy of this document is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

Audit Committee

We have a separately designated standing audit committee, established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Johnson, Chair; Mr. Page; and Mr. Wagoner. The Board designates which directors will serve as the members of the audit committee. The Board has determined that Keith Johnson meets the requirements of an audit committee financial expert, and he serves as Chairman of the Audit Committee. All members are independent pursuant to applicable SEC rules and regulations and NASDAQ listing standards. The Audit Committee is governed by a written charter approved by the Board, which is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

ITEM 11.	EXECUTIVE COMPENSATION SUMMARY

The Compensation Committee of the Board deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

a.	Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and the next most highly paid executive officer whose compensation exceeded $100,000 (together, the “Named Executive Officers”) for the years ended December 31, 2017 and 2016.

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards		All Other Compen- sation	Total
Michael D. Pruitt (1)	2017	$299,717	$-		$-	$-	$299,717
President and Chief Executive Officer	2016	$286,597	$-		$-	$-	$286,597

Richard Adams (2)	2017	$267,458	$-	$		$-	$267,458
President and Chief Operating Officer of ARB	2016	$224,443	$-		$82,500	$-	$306,943

Mark Roberson	2017	$222,553	$-		$-	$-	$222,553
Chief Operating Officer	2016	$209,397	$-		$-	$-	$209,397

Eric Lederer	2017	$115,163	$-		$-	$-	$115,163
Chief Financial Officer	2016	$102,007	$-		$-	$-	$102,007

(1)	Mr. Pruitt sits on the Hooters of America, LLC board of directors. The Company receives annual payments of $100,000 from Hooters of America, LLC while Mr. Pruitt serves on its board.

(2)	Mr. Adams was granted 15,000 RSU in conjunction with the renewal of his employment agreement in October 2016.

b.	Outstanding Equity Awards at Fiscal Year End

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Adams	-	-	-	-	-	-	-	15,000	(1)

(1)	Restricted stock award units do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.

c.	Compensation of Directors

The following table reflects compensation earned for services performed in 2017 by members of our Board who were not Company employees. A director who is a Company employee, such as Mr. Pruitt, does not receive any compensation for service as a director. The compensation received by Mr. Pruitt as an employee of the Company is shown above in the Summary Compensation Table. We reimburse all directors for expenses incurred in their capacity as directors.

Director Compensation for Fiscal Year Ended December 31, 2017

Name	Director Fees Earned or Paid in Cash (1)		Stock Awards	Option Awards	Total

Keith J. Johnson	$22,500		$-	$-	$22,500

Neil G. Kiefer (2)	$7,500	(5)	$-	$-	$7,500

Russell J. Page	$22,500		$-	$-	$22,500

Larry Spitcaufsky (3)	$9,333		$-	$-	$9,333

(1)	Director fees of $7,500 each for four board members for Q4-17 are accrued and unpaid; these fees will be paid in 2018.

(2)	Mr. Kiefer was appointed to the board in January 2017.

(3)	Mr. Spitcaufsky was appointed to the board in August 2017.

(4)	Mr. Kiefer declined his board fees for Q3-17 and Q4-2017; these fees are not accruing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of April 28, 2018 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Chanticleer Holdings, Inc., 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or other convertible securities held by such persons that are exercisable within 60 days of April 28, 2018 but excludes shares of common stock underlying options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of April 28, 2018, was 3,228,966. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Larry S. Spitcaufsky (1)	552,292	15.16%
Michael D. Pruitt (2)	68,896	2.11%
Keith J. Johnson (3)	10,375	*
Russell J. Page (4)	9,108	*
J. Eric Wagoner (5)	9,090	*
Neil G. Kiefer (6)	7,707	*
Rich Adams (7)	14,146	*
Mark D. Roberson (8)	2,516	*
Eric S. Lederer	38	*

Officers and directors as Group (9 persons)	674,168	17.27%

* less than 1%

(1)

Mr. Spitcaufsky has sole voting power and sole dispositive power for 517,054 shares of common stock: (1) 70,000 shares of common stock and warrants to purchase 434,020 shares of common stock held by Larry Spitcaufsky, Trustee of the Larry Spitcaufsky Family Trust UTD 1-19-88, of which Larry Spitcaufsky is the trustee and a beneficiary; (2) 10,000 shares of common stock and warrants to purchase 2,834 shares of common stock held by the Beverly Sue Spitcaufsky Trust, of which Larry Spitcaufsky is the trustee and his sister, Beverly Spitcaufsky, is the beneficiary; (3) 200 shares of common stock held by Larry Spitcaufsky in an individual IRA account, and (4) 4,689 shares of common stock held by the Larry S. Spitcaufsky Second Amended and Restated Revocable Trust dated April 24, 2003, of which Larry Spitcaufsky is the trustee.

Mr. Spitcaufsky has shared voting power and shared dispositive power for 35,238 shares of common stock: (1) 11,738 shares of common stock and warrants to purchase 2,834 shares of common stock held by the Larry S. Spitcaufsky Trust, of which Larry is the beneficiary and a co-trustee with his sister Nancy Spitcaufsky Eisner; (2) 10,000 shares of common stock and warrants to purchase 1,416 shares of common stock held by the Larry and Tiki Spitcaufsky Marital Trust, of which Larry Spitcaufsky is a beneficiary and a co-trustee with his wife Terese Kathlene Klos Spitcaufsky; (3) 5,000 shares of common stock and warrants to purchase 1,416 shares of common stock held by the Blake Alexander Spitcaufsky Irrevocable Trust dated June 23, 1993, of which Larry Spitcaufsky’s son, Cory Spitcaufsky, is the trustee, Larry Spitcaufsky’s son, Blake Alexander Spitcaufsky, is the beneficiary and in which Larry Spitcaufsky participates in the decision making of investments of the trust; and (4) warrants to purchase 2,834 shares of common stock held by the Cory Spitcaufsky Irrevocable Trust dated June 23, 1993, of which Larry Spitcaufsky’s son, Cory Spitcaufsky, is the trustee and beneficiary and in which Larry Spitcaufsky participates in the decision making of investments of the trust.

(2)	Mr. Pruitt directly holds 17,256 shares of common stock, Class A Warrants exercisable for 16,800 shares of common stock, and 16,800 Class B Warrants exercisable for shares of common stock. Mr. Pruitt’s IRA holds 1,990 shares of common stock and 100 Series 1 Preferred Warrants exercisable for 1,000 shares of common stock. Additionally, Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt, holds 10,262 shares of common stock, Class A Warrants exercisable for 2,394 shares of common stock, and 2,394 Class B Warrants exercisable for shares of common stock.

(3)	Mr. Johnson directly holds 10,175 shares of common stock, Class A Warrants exercisable for 100 shares of common stock, and Class B Warrants exercisable for 100 shares of common stock.

(4)	Mr. Page directly holds 8,908 shares of common stock, Class A Warrants exercisable for 100 shares of common stock, and Class B Warrants exercisable for 100 shares of common stock.

(5)	Mr. Wagoner was appointed to the board in March 2018.

(6)	Mr. Kiefer was appointed to the board in January 2018. He directly holds 5,707 shares of common stock and holds 2,000 shares of common stock in an IRA account.

(7)

Mr. Adams directly holds 2,246 shares of common stock, warrants exercisable for 4,400 shares of common stock, and 15,000 restricted stock units exercisable for 15,000 shares of common stock, of which 7,500 have vested.

(8)	Mr. Roberson directly holds 1,516 shares of common stock and 100 Series 1 Preferred Warrants exercisable for 1,000 shares of common stock.

Equity Compensation Plan Information

The following table provides information with respect to securities authorized for issuance under all the Company’s equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders	102,678	-	297,322

Equity compensation plan not approved by security holders	-	-	-

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

Related Person Transactions

Due to related parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2017 and 2016 are as follows:

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

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Rusty Page, Keith Johnson, Larry Spitcaufsky, Neil Kiefer, and Eric Wagoner are “independent directors” as defined under the rules of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2017, Cherry Bekaert billed the Company for services rendered as the Company’s independent registered principal accounting firm.

	2017	2016
Audit Fees (1)	$283,400	$267,281
Audit-Related Fees (2)	23,695	53,135
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$307,095	$320,416

(1)	Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

(2)	Audit Related Fees. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees.”

(3)	Tax Fees. There were no fees for tax services

(4)	Other fees. This category includes other fees for services not included above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2018.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 30, 2018	Chairman, President and	/s/ Michael D. Pruitt
	Chief Executive Officer	Michael D. Pruitt

April 30, 2018	Chief Financial Officer and Principal	/s/ Eric S. Lederer
	Accounting Officer	Eric S. Lederer

April 30, 2018	Director	/s/ Keith J. Johnson
Keith J. Johnson

April 30, 2018	Director	/s/ Neil G. Kiefer
Neil G. Kiefer

April 30, 2018	Director	/s/ Russell J. Page
Russell J. Page

April 30, 2018	Director	/s/ Larry S. Spitcaufsky
Larry S. Spitcaufsky

April 30, 2018	Director	/s/ J. Eric Wagoner
J. Eric Wagoner

EXHIBIT INDEX

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm

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

_________

* Filed herewith

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

