Form 10-Q
period 2018-03-31
Chanticleer Holdings, Inc.
filed 2018-05-15
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of May 11, 2018 was 3,656,433 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$411,081	$272,976
Restricted cash	102,584	165,517
Accounts and other receivables, net	344,769	475,988
Inventories	388,490	460,756
Prepaid expenses and other current assets	247,554	324,324
Assets held for sale, net	2,090,000	100,000
TOTAL CURRENT ASSETS	3,584,478	1,799,561
Property and equipment, net	8,203,981	8,548,592
Goodwill	10,164,374	12,647,806
Intangible assets, net	5,759,818	5,896,732
Investment at cost	800,000	800,000
Deposits and other assets	452,957	490,328
TOTAL ASSETS	$28,965,608	$30,183,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,305,556	$5,797,252
Current maturities of long-term debt and notes payable net of unamortized discount and deferred financing costs of $880,043 and $1,173,190, respectively	5,957,262	5,741,911
Current maturities of convertible notes payable	3,000,000	3,000,000
Due to related parties	191,850	191,850
TOTAL CURRENT LIABILITIES	15,454,668	14,731,013
Convertible notes payable, net of unamortized debt premium of $0 and $12,256, respectively	-	212,256
Redeemable preferred stock: no par value;authorized 5,000,000 shares; 62,876 shares issued and outstanding, net of unamortized discount of $200,002 and $208,697, respectively	648,824	640,129
Deferred rent	2,107,173	2,156,378
Deferred tax liabilities	443,163	779,359
Deferred revenue	1,236,636	175,000
TOTAL LIABILITIES	19,890,464	18,694,135
Commitments and contingencies
Stockholders’ equity:
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 3,222,209 and 3,045,809 shares, respectively	323	305
Additional paid-in capital	61,263,606	60,750,330
Accumulated other comprehensive loss	(109,960)	(934,901)
Accumulated deficit	(52,776,873)	(49,109,303)
Total Chanticleer Holdings, Inc, Stockholders’ Equity	8,377,096	10,706,431
Non-Controlling Interests	698,048	782,453
TOTAL STOCKHOLDERS’ EQUITY	9,075,144	11,488,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,965,608	$30,183,019

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Restaurant sales, net	$9,769,508	$9,653,154
Gaming income, net	93,155	106,067
Management fee income	25,000	24,990
Franchise income	107,853	75,786
Total revenue	9,995,516	9,859,997
Expenses:
Restaurant cost of sales	3,276,175	3,191,390
Restaurant operating expenses	5,586,149	5,674,560
Restaurant pre-opening and closing expenses	102,882	14,435
General and administrative expenses	1,193,417	1,375,620
Asset impairment charge	1,677,055	-
Depreciation and amortization	540,679	593,380
Total operating expenses	12,376,357	10,849,385
Operating loss	(2,380,841)	(989,388)
Other (expense) income
Interest expense	(635,081)	(404,136)
Gain (loss) on debt refinancing	-	(362,822)
Other income (expense)	(2,114)	12,234
Total other expense	(637,195)	(754,724)
Loss from continuing operations before income taxes	(3,018,036)	(1,744,112)
Income tax expense	336,197	(3,797)
Consolidated net loss	(2,681,839)	(1,747,909)
Less net loss attributable to non-controlling interest	84,407	20,843
Net loss attributable to Chanticleer Holdings, Inc.	$(2,597,432)	$(1,727,066)
Dividends on redeemable preferred stock	(27,794)	(24,717)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(2,625,226)	$(1,751,213)

Net loss attributable to Chanticleer Holdings, Inc. per common
share, basic and diluted:	$(0.83)	$(0.79)
Weighted average shares outstanding, basic and diluted	3,165,972	2,210,624

See accompanying notes to unaudited condensed consolidated financial statements.

4

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended
	March 31, 2018	March 31, 2017

Net loss attributable to Chanticleer Holdings, Inc.	$(2,597,432)	$(1,727,066)
Foreign currency translation gain	824,941	46,831
Comprehensive loss	$(1,772,491)	$(1,680,235)

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(2,681,839)	$(1,747,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540,679	593,380
Loss on extinguishment of debt		362,822
Asset impairment charge	1,677,055	-
Common stock and warrants issued for services	-	102,791
Amortization of debt discount	289,787	122,694
Change in assets and liabilities:
Accounts and other receivables	148,427	175,478
Prepaid and other assets	48,238	14,054
Inventory	12,556	19,526
Accounts payable and accrued liabilities	470,496	(231,283)
Deferred income taxes	(336,196)	-
Deferred rent	(49,205)	15,793
Net cash provided by (used in) operating activities	119,998	(572,654)

Cash flows from investing activities:
Purchase of property and equipment	(166,589)	(450,641)
Cash paid for acquisitions	(30,000)	-
Net cash used in investing activities	(196,589)	(450,641)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	290,000	-
Proceeds from sale of preferred stock	-	591,651
Payments related to sale of preferred stock	-	(258,153)
Loan proceeds	-	512,780
Loan repayments	(134,229)	(194,069)
Capital lease payments	-	(4,779)
Contribution of non-controlling interest	-	375,000
Net cash provided by financing activities	155,771	1,022,430
Effect of exchange rate changes on cash	(4,008)	10,110
Net increase in cash and restricted cash	75,172	9,245
Cash and restricted cash, beginning of period	438,493	268,575
Cash and restricted cash, end of period	$513,665	$277,820

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	March 31, 2018	March 31, 2017

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$141,573	$335,669
Income taxes	22,052	-

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$200,000	$150,000
Accrued interest settled through issuance of convertible debt	-	97,503
Preferred stock dividends paid through issuance of common stock	19,523	-

See accompanying notes to unaudited condensed consolidated financial statements.

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

Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business
American Roadside Burgers, Inc.	DE, USA	100%
ARB Stores
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%
American Burger Prosperity, LLC	NC, USA	100%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%
American Roadside McBee, LLC	NC, USA	100%
American Roadside Southpark LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%
BGR Franchising, LLC	VA, USA	100%
BGR Operations, LLC	VA, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%
BGR Annapolis, LLC	MD, USA	100%
BGR Arlington, LLC	VA, USA	100%
BGR Dupont, LLC	DC, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Old Keene Mill, LLC	VA, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%
BGR Tysons, LLC	VA, USA	100%
BGR Washingtonian, LLC	MD, USA	100%
Capitol Burger, LLC	MD, USA	100%
BT Burger Acquisition, LLC	NC, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%
LBB Acquisition, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%
LBB Capitol Hill LLC	WA, USA	50%
LBB Franchising LLC	NC, USA	100%

LBB Green Lake LLC	OR, USA	50%
LBB Hassalo LLC	OR, USA	80%
LBB Lake Oswego LLC	OR, USA	100%
LBB Magnolia Plaza LLC	NC, USA	100%
LBB Multnomah Village LLC	OR, USA	50%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
LBB Rea Farms LLC	NC, USA	50%
LBB Wallingford LLC	WA, USA	50%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

Just Fresh
JF Franchising Systems, LLC	NC, USA	56%
JF Restaurants, LLC	NC, USA	56%

West Coast Hooters
Jantzen Beach Wings, LLC	OR, USA	100%
Oregon Owl’s Nest, LLC	OR, USA	100%
Tacoma Wings, LLC	WA, USA	100%

South African Entities
Chanticleer South Africa (Pty) Ltd.	South Africa	100%
Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
Hooters On The Buzz (Pty) Ltd	South Africa	95%
Hooters Ruimsig (Pty) Ltd.	South Africa	100%
Hooters SA (Pty) Ltd	South Africa	78%
Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
Hooters Willows Crossing (Pty) Ltd	South Africa	100%

European Entities
Chanticleer Holdings Limited	Jersey	100%
West End Wings LTD	United Kingdom	100%

Inactive Entities
American Roadside Cross Hill, LLC	NC, USA	100%
Avenel Financial Services, LLC	NV, USA	100%
Avenel Ventures, LLC	NV, USA	100%
BGR Cascades, LLC	VA, USA	100%
BGR Chevy Chase, LLC	MD, USA	100%
BGR Old Town, LLC	VA, USA	100%
BGR Potomac, LLC	MD, USA	100%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%
Chanticleer Advisors, LLC	NV, USA	100%
Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
Chanticleer Investment Partners, LLC	NC, USA	100%
Dallas Spoon Beverage, LLC	TX, USA	100%
Dallas Spoon, LLC	TX, USA	100%
DineOut SA Ltd.	England	89%
Hooters Brazil	Brazil	100%

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three-month periods ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our cash balance was $0.5 million, our working capital was negative $11.9 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate opening at least eight additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $9.8 million of principal due on our debt obligations within the next 12 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $1.0 million could potentially be assessed. We expect to be able to refinance our current debt obligations during 2018 and are also exploring the sale of certain assets and raising additional capital. However, we cannot provide assurance that we will be able to refinance our long-term debt, sell assets or raise additional capital.

In May 2018, subsequent to the date of these financial statements, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. Refer to Note 14 Subsequent Events for more information regarding the capital raise. In January 2018, the Company received net proceeds of $290,000 from the exercise of 100,000 common stock warrants.

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

REVENUE RECOGNITION

The Company accounts for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”.

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax, value added tax (“VAT”) and goods and services tax (“GST”) collected from customers and remitted to governmental authorities are presented on a net basis within sales in our consolidated statements of operations and comprehensive loss. Restaurant cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Management Fee Income

The Company receives revenue from management fees from certain non-affiliated companies, including from managing its investment in Hooters of America which are generally earned and recognized upon receipt.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. Revenue from gaming is recognized as earned from gaming activities, net of payouts to customers, taxes and government fees. These fees are recognized as they are earned based on the terms of the agreements.

Franchise Income

The Company accounts for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. The license granted for each restaurant or area is considered a performance obligation. All other performance obligations (such as providing assistance during the opening of a restaurant) are combined with the license and was determined to be a single performance obligation. Accordingly, the total transaction price (comprised of the restaurant opening and territory fees) are allocated to each restaurant expected to be opened by the licensee under the contract. There are significant judgments regarding the estimated total transaction price, including the number of stores expected to be opened. We recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the contract for area development agreements and upon the signing of a store lease for franchise agreements. The payments for these upfront fees is generally received upon contract execution. Continuing fees, which are based upon a percentage of franchisee revenues and are not subject to any constraints, are recognized on the accrual basis as those sales occur. The payments for these continuing fees are generally made on a weekly basis.

Revenue recognized for the period ended March 31, 2018 under ASC-606 and revenue that would have been recognized for the period ended March 31, 2018 had ASC-605 been applied is as follows:

	As reported under ASC-606	If reported under ASC-605	Increase (decrease)
Restaurant sales, net	$9,769,508	$9,769,508	$-
Gaming income, net	93,155	93,155	-
Management fee income	25,000	25,000	-
Franchise income	107,853	86,335	21,518
Total Revenue	$9,995,516	$9,973,998	$21,518

For the period ended March 31, 2018, the Company recognized franchise revenues of $107,853. These revenues consisted of $86,335 in continuing, sales-based royalty revenues and $21,518 in recognition of initial fees.

Prior to the adoption of ASC-606, the Company’s initial fees were recorded as deferred revenue when received and proportionate amounts were recognized as revenue when certain milestones such as completion of employee training, lease signing and store opening were met.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of March 31, 2018 and 2017 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	March 31, 2018	March 31, 2017
Warrants	2,262,615	907,203
Convertible notes	366,667	523,369
Accrued interest on convertible notes	-	47,514
Total	2,629,282	1,478,086

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The FASB has also issued additional related standards (ASU’s 2015-14, 2016-08, 2016-10, 2016-12, 2016-20) all of which superseded the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. Early adoption is permitted.

The Company adopted the new revenue standard effective January 1, 2018 utilizing the modified retrospective approach. The adoption did not have a significant effect on restaurant sales, gaming income or management fees or to sales-based royalty revenue.

However, the pattern and timing of revenue recognition related to the fixed fees associated with our franchise agreements (such as restaurant opening and development area fees) are significantly different from period prior to adoption. Effective for franchise agreements entered into after January 1, 2018, and for existing agreements with terms extending beyond January 1, 2018, the license granted for each restaurant is considered a performance obligation. All other promises (such as providing assistance during the opening of a restaurant) are combined with the license and considered as a single performance obligation. Accordingly, the total transaction price (comprised of the restaurant opening and territory fees) are allocated to each restaurant expected to be opened by the licensee under the contract. We recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the license/franchise agreement for area development agreements and upon signing of a store lease for franchise agreements .

The adoption to resulted in a decrease to retained earnings of approximately $1.1 million on the transition date with a corresponding increase of $1.1 million in deferred revenue. The Company recognized an additional $21 thousand in franchise income for the three months ended March 31, 2018 as a result of the change in accounting policy.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the test for goodwill impairment. Currently, the fair value of the reporting unit is compared with the carrying value of the reporting unit (identified as “Step 1”). If the fair value of the reporting unit is lower than its carrying amount then, the implied fair value of goodwill is calculated. If the implied fair value of goodwill is lower than the carrying value of goodwill an impairment is recognized (identified as “Step 2”). The new standard eliminates Step 2 from the impairment test; therefore, a goodwill impairment will be recognized as the difference of the fair value and the carrying value of the reporting unit. The new standard becomes effective on January 1, 2020 with early adoption permitted. The Company adopted ASU 2017-04 effective January 1, 2018 and it did not have any effect on the Company’s condensed consolidated financial statements.

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as required, by the Company. At March 31, 2018, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3. ACQUISITIONS

On March 7, 2018, the Company entered into an agreement to purchase two BGR franchise locations in Maryland. The Company has closed on the purchase of one of the locations in the period ended March 31, 2018 and intends to close on the second location pending completion of lease assignments in the second quarter of 2018.

The Company allocated the purchase price as of the date of acquisition for the first store based on the estimated fair value of the acquired assets and assumed liabilities. The purchase accounting was considered preliminary as of March 31, 2018 and is expected to be finalized after the Company closes the purchase of the remaining location contemplated by the agreement.

No proforma information was included as the proforma impact of the acquisition is not material.

4. ASSETS HELD FOR SALE

The Company has entered into Letters of Intent for the Sale of its Hooters Nottingham and Hooters Tacoma locations. Accordingly, the assets of those operations have been reclassified to Assets Held for Sale on the accompanying condensed consolidated balance sheet as of March 31, 2018. The Company recognized an impairment charge of $1.7 million for the three month ended March 31, 2018, primarily related to the impairment of goodwill and reversal of approximately $720 thousand of foreign exchange losses previously classified in Other Comprehensive loss.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Leasehold improvements	$9,799,270	$9,941,223
Restaurant furniture and equipment	5,889,211	5,952,934
Construction in progress	63,121	176,939
Office furntiture and equipment	148,451	148,451
	15,900,053	16,219,547
Accumulated depreciation and amortization	(7,696,072)	(7,670,955)
	$8,203,981	$8,548,592

Depreciation and amortization expense was approximately $0.4 million for the three months ended March 31, 2018 and $0.5 million for the three months ended March 31, 2017.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill consists of the following:

	March 31, 2018	December 31, 2017
Hooters Full Service	$2,219,771	$4,703,203
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$10,164,374	$12,647,806

The changes in the carrying amount of goodwill are summarized as follows:

	March 31, 2018	December 31, 2017
Beginning Balance	$12,647,806	$12,405,770
Acquisitions	-	-
Impairment	(2,495,375)	-
Foreign currency translation (loss) gain	11,943	242,036
Ending Balance	$10,164,374	$12,647,806

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated Useful Life	March 31, 2018	December 31, 2017
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	1,056,000	1,056,000

Franchise License Fees:
Hooters South Africa	20 years	285,889	273,194
Hooters Pacific NW	20 years	74,507	74,507
Hooters UK	5 years	-	13,158
		360,396	360,859
Total Intangibles at cost		7,193,326	7,193,789
Accumulated amortization		(1,433,508)	(1,297,057)
Intangible assets, net		$5,759,818	$5,896,732

		Periods Ended
		March 31, 2018	March 31, 2017
Amortization expense		$133,588	$75,776

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

	March 31, 2018	December 31, 2017

Notes Payable, due December 31, 2018, net of discount of $880,043 and $1,173,390, respectively (a)	$5,119,957	$4,826,610

Notes Payable Paragon Bank (b)	506,405	572,276

Note Payable	75,000	75,000

Note Payable, due March 2019	9,580	-

Receivables financing facilities	39,385	76,109

Bank overdraft facilities, South Africa, annual renewal	185,953	164,619

Equipment financing arrangements, South Africa	20,982	27,297
Total long-term debt	$5,957,262	$5,741,911

For the three months ended March 31, 2018 and 2017 amortization of debt discount was $293,248 and $0, respectively.

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

b) The Company has three term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and contractual maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance	Monthly principal and interest payment
Note 1	9/10/2018	5.50%	$23,736	$4,406
Note 2	5/10/2019	5.25%	167,793	11,532
Note 3	8/10/2021	5.25%	314,876	8,500
			$506,405	$24,438

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgement. The Company concluded that conditions could be interpreted as events of default under one or more of its loan obligations, which could also trigger cross default provisions across its various loan agreements. Management quantified the potential penalties and default interest that could be assessed in the event the loans were deemed to be in default. Accordingly, the Company recorded a liability for potential default interest and penalties of $1.0 million as accrued interest in the accompanying consolidated financial statements of March 31, 2018.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	March 31, 2018	December 31, 2017

6% Convertible notes payable due June 2018 (a)	$3,000,000	$3,000,000
8% Convertible notes payable due March 2019 (b)	-	200,000
Premium on above convertible note	-	12,256

Total Convertible notes payable	3,000,000	3,212,256
Current portion of convertible notes payable	3,000,000	3,000,000
Convertible notes payable, less current portion	$-	$212,256

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. In connection with the Company’s agreement to conduct a capital raise in 2016, the lenders agreed to waive certain existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. The Note holders shall receive 10%, pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly, and 10% of the net proceeds should the location be sold. The sale is pending and contractual terms of any remaining principal are to be determined upon sale completion.

(b) On February 22, 2018, $200,000 of the Company’s convertible debt was converted into 66,667 shares of Company common stock in accordance with the terms of the convertible debt agreements.

For the three months ended March 31, 2018 and 2017 amortization of debt (premium) discount was $(12,256) and $122,694 respectively.

9. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	March 31, 2018	December 31, 2017

Accounts payable and accrued expenses	$3,097,526	$3,408,691
Accrued taxes (VAT, Sales Payroll)	1,716,171	1,096,305
Accrued income taxes	71,002	83,878
Accrued interest	1,420,857	1,208,378
	$6,305,556	$5,797,252

10. Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2018 and December 31, 2017. The Company had 3,222,209 and 3,045,809 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both March 31, 2018 and December 31, 2017. The Company had 62,876 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively. Holders of the preferred shares are entitled to receive cumulative dividends out of legally available funds at the rate of 9% per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock at the election of the Company. Shares of common stock issued as dividends are issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to payable date. The preferred shares are non-voting, have a liquidation preference of $13.50 per share and contain a required redemption at $13.50 plus any accrued but unpaid dividends upon maturity in 2023.

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

As of March 31, 2018, the Company had issued 87,678 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding. The Company issued 15,000 restricted stock units to employees in 2016 and none since that date. Approximately 297,322 shares remain available for grant under the plan.

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

A summary of the warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2018	2,362,615	$16.34	2.2
Granted	-	$-	-
Exercised	(100,000)	3.50	5.0
Forfeited	-	-	-
Outstanding March 31, 2018	2,262,615	$16.91	1.9

Exercisable March 31, 2018	2,262,615	$16.91	1.9

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants
> $40.00	484,518	0.7	484,518
$30.00-$39.99	49,990	1.4	49,990
$20.00-$29.99	77,950	1.8	77,950
$10.00-$19.99	50,300	3.0	50,300
$0.00-$9.99	1,599,857	8.1	1,599,857
	2,262,615	1.9	2,262,615

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing, short-term advances from Chanticleer Investors, LCC, a related party, in the amount of $191,580 as of March 31, 2018 and December 31, 2017. The amount owed to Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and member of the Company’s board of directors, is also a lender to the Company lending $2 million of the Company’s $6 million note payable due December 31, 2018. In connection with this Note, the Company made payments of interest of $40,889 to the board member during the first three months of 2018 and $0 during the first three months of 2017and related entities as required under the Notes.

The Company has also entered into a franchise agreement with entities controlled by Mr. Spitcaufsky providing him with the franchise rights for Little Big Burger in the San Diego area and an option for southern California. The Company received royalties of $739 during the first three months of 2018 and $0 in the first three months of 2017.

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

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Hooters Full Service	$3,531,074	$3,135,463
Better Burgers Fast Casual	5,360,522	5,316,287
Just Fresh Fast Casual	1,078,920	1,383,257
Corporate and Other	25,000	24,990
	$9,995,516	$9,859,997
Operating Income (Loss): (1)
Hooters Full Service	$(1,335,554)	$(42,846)
Better Burgers Fast Casual	(211,834)	(169,110)
Just Fresh Fast Casual	(43,414)	63,640
Corporate and Other	(790,039)	(841,072)
	$(2,380,841)	$(989,388)

(1) Note that Operating Income (Loss) includes $1.7 million of non-cash impairment charges for the three months ended March 31, 2018

Depreciation and Amortization
Hooters Full Service	$106,028	$136,180
Better Burgers Fast Casual	389,282	376,631
Just Fresh Fast Casual	44,525	79,726
Corporate and Other	844	843
	$540,679	$593,380

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the periods presented.

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
United States	$7,782,401	$7,912,094
South Africa	1,501,419	1,384,394
Europe	711,696	563,509
	$9,995,516	$9,859,997

Operating Income (Loss): (1)
United States	$(963,012)	$(941,072)
South Africa	10,546	(57,061)
Europe	(1,428,375)	8,745
	$(2,380,841)	$(989,388)

(1) Note that Operating Income (Loss) includes $1.7 million of non-cash impairment charges for the three months ended March 31, 2018

Non-current Assets:	March 31, 2018	December 31, 2017
United States	$24,163,653	$24,630,101
South Africa	1,217,477	1,203,610
Europe	-	2,549,747
	$25,381,130	$28,383,458

13. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of March 31, 2018 or December 31, 2017 in the accompanying condensed consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

The Company has contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company.

14. SUBSEQUENT EVENTS

The Company accepted subscriptions to purchase 403,214 shares of common stock at a purchase price of $3.50 per Share, for a total gross purchase price of approximately $1,411,249 pursuant to a Securities Purchase Agreement dated May 3, 2018 with institutional and accredited investors in a registered direct offering.

The offering was made pursuant to a prospectus supplement filed with the Securities and Exchange Commission on March 8, 2018 and an accompanying prospectus dated October 16, 2017, pursuant to Chanticleer’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on April 27, 2015, amended on June 3, 2015 and became effective on June 9, 2015 (File No. 333-203679).

The Company also agreed to issue unregistered 5 ½ year warrants to purchase up to 403,214 shares of common stock to the investors in a concurrent private placement at an exercise price of $4.50 per share. The Company has agreed to register the resale of the common shares underlying the warrants. The warrants are exercisable for cash in full commencing six months after the issuance date. If a registration statement covering the shares underlying the warrants is not available at the time of exercise, the warrants may be exercised on a cashless basis.

Larry Spitcaufsky, a director of the company and greater than 5% shareholder, subscribed for 70,000 Shares and will receive an equal number of Warrants in the transaction. Michael D. Pruitt, the company’s chairman and Chief Executive Officer also participated in the offering.

Oak Ridge Financial Services Group, Inc., a registered broker-dealer acted as placement agent for the offering and received, as compensation, 7% of gross proceeds of the amounts subscribed by institutional investors introduced by Oak Ridge, for an aggregate commission of $36,767 and legal expenses in an amount not to exceed $2,500.

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

You should also consider carefully the Risk Factors contained in Part II, Item 1A of this Quarterly Report and Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2017, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Quarterly Report and the Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full service dining concepts in the United States and internationally. As of March 31, 2018, our system-wide store count totaled 55 locations, consisting of 42 company-owned locations and 13 franchisee-operated locations as summarized below:

	As of March 31, 2018
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	29	5	8	-	42	76.4%
Franchise	13	-	-	-	13	23.6%
Total	42	5	8	-	55	100.0%

	As of December 31, 2017
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	28	6	8	-	42	76.4%
Franchise	13	-	-	-	13	23.6%
Total	41	6	8	-	55	100.0%

We own, operate and franchise a system-wide total of 42 fast casual restaurants specializing the “Better Burger” category of which 29 are company-owned and 13 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast casual dining chain consisting of seven locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 10 company-owned locations in the United States and 12 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 13 locations in Oregon and North Carolina, of which 12 are company-owned and one is operated by a franchisee.

We also own and operate Just Fresh, our healthier eating fast casual concept with 5 company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate 8 Hooters full service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Our results of operations are summarized below:

	Three Months Ended
	March 31, 2018		March 31, 2017
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$9,769,508		$9,653,154		1.2%
Gaming income, net	93,155		106,067		-12.2%
Management fees	25,000		24,990		0.0%
Franchise income	107,853		75,786		42.3%
Total revenue	9,995,516		9,859,997		1.4%

Expenses:
Restaurant cost of sales	3,276,175	33.5%	3,191,390	33.1%	2.7%
Restaurant operating expenses	5,586,149	57.2%	5,674,560	58.8%	-1.6%
Restaurant pre-opening and closing expenses	102,882	1.1%	14,435	0.1%	612.7%
General and administrative	1,193,417	11.9%	1,375,620	14.0%	-13.2%
Asset impairment charge	1,677,055	16.8%	-	0.0%	-
Depreciation and amortization	540,679	5.4%	593,380	6.0%	-8.9%
Total expenses	12,376,357	123.8%	10,849,385	110.0%	14.1%
Operating loss from continuing operations	$(2,380,841)		$(989,388)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations increased 1.4% to $10.0 million for the three months ended March 31, 2018 from $9.9 million for the three months ended March 31, 2017.

Revenues by concept and revenue type and a breakdown of system-wide store count are further summarized below:

	Three Months Ended March 31, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,252,669	1,078,920	3,437,919	$-	$9,769,508	97.7%
Gaming income, net	-	-	93,155	-	93,155	0.9%
Management fees	-	-	-	25,000	25,000	0.3%
Franchise income	107,853	-	-	-	107,853	1.1%
Total revenue	$5,360,522	$1,078,920	$3,531,074	$25,000	$9,995,516	100.0%

	Three Months Ended March 31, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,240,501	1,383,257	3,029,396	$-	$9,653,154	97.9%
Gaming income, net	-	-	106,067	-	106,067	1.1%
Management fees	-	-	-	24,990	24,990	0.3%
Franchise income	75,786	-	-	-	75,786	0.8%
Total revenue	$5,316,287	$1,383,257	$3,135,463	$24,990	$9,859,997	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	0.2%	-22.0%	13.5%	-	1.2%
Gaming income, net	-	-	-12.2%	-	-12.2%
Management fees	-	-	-	0.0%	0.0%
Franchise income	42.3%	-	-	-	42.3%
Total revenue	0.8%	-22.0%	12.6%	0.0%	1.4%

Restaurant revenues from continuing operations increased 1.2% to $9.8 million for the three months ended March 31, 2018 from $9.7 million for the three months ended March 31, 2017.

●	Restaurant revenue from the Company’s Better Burger Group increased 0.2% to $5.3 million for the three months ended March 31, 2018 from $5.2 million for the three months ended March 31, 2017. Revenues increased $0.7 million from the contribution of new stores opened over the past 12 months. Increased revenue from new stores was partially offset by the reduction in revenue of approximately $0.6 million from the closure of underperforming locations over the past 12 months.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 22.0% to $1.1 million for the three months ended March 31, 2018 from $1.4 million for the three months ended March 31, 2017.

Revenues decreased approximately $0.2 million from the closure of two locations over the past 12 months. In addition, the other Just Fresh locations experienced lower traffic and higher competition contributing to reduced revenues in the current period.

●	Restaurant revenue from the Company’s Hooter’s restaurants increased 13.5% to $3.4 million for the three months ended March 31, 2018 from $3.0 million for the three months ended March 31, 2017. The Hooters locations in all three regions posted increased revenue and results in South Africa and the UK also benefited from favorable movements in foreign currency exchange rates.

Gaming revenue decreased 12.2 % and were affected by increased competition from the opening of a new casino in the area during 2017, as well as normal deviations in levels of play and payouts on the terminals.

Franchise revenue increased 42.3% to $108 thousand for the three months ended March 31, 2018 from $76 thousand for the three months ended March 31, 2017. Franchise revenue increased largely due to the effect of the changes in revenue recognition of up-front franchise fees under the new accounting guidance adopted on January 1, 2018. The impact on the first quarter of the new accounting guidance was an increase to franchise revenue of $21 thousand.

Management fee revenue was unchanged at $25 thousand for each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Cost of Restaurant sales

Cost of restaurant sales increased 2.7% to $3.3 million for the three months ended March 31, 2018 from $3.2 million for the three months ended March 31, 2017.

	Three Months Ended
	March 31, 2018		March 31, 2017
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,703,801	32.4%	$1,700,460	32.4%	0.2%
Just Fresh Fast Casual	365,742	33.9%	442,416	32.0%	-17.3%
Hooters Full Service	1,206,632	35.1%	1,048,514	34.6%	15.1%
	$3,276,175	33.5%	$3,191,390	33.1%	2.7%

Cost of restaurant sales increased to 33.5% of net restaurant revenues for the three months ended March 31, 2018 from 33.1% for the three months ended March 31, 2017. Cost of sales remained flat at 32.4% for the better burger business and increase from 32.0% to 33.9% at Just Fresh and from 34.6% to 35.1% at our Hooters locations. The costs at Just Fresh for the three months ended March 31, 2018 at 33.9% improved sequentially from 34.5% in the fourth quarter of 2017 and were in line with historical levels of 33.8% for the full year of 2017. Costs at our Hooters business increased during the second half of 2017 due to distribution changes in our US markets and improved slightly from 35.4% in the fourth quarter of 2017 to 35.1% in the first quarter of 2018.

Restaurant operating expenses

Restaurant operating expenses decreased 1.6% to $5.6 million for the three months ended March 31, 2018 from $5.7 million for the three months ended March 31, 2017.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations is included in the following table:

	Three Months Ended
	March 31, 2018		March 31, 2017
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,024,420	57.6%	$3,068,269	58.5%	-1.4%
Just Fresh Fast Casual	576,622	53.4%	708,972	51.3%	-18.7%
Hooters Full Service	1,985,107	57.7%	1,897,319	62.6%	4.6%
	$5,586,149	57.2%	$5,674,560	58.8%	-1.6%

As a percent of restaurant revenues, operating expenses decreased to 57.2% for the three months ended March 31, 2018 from 58.8% for the three months ended March 31, 2017. Operating expenses improved largely due to the closure of underperforming locations where rent and occupancy costs were higher than our target levels. Operating expenses also improved as a percent of revenue as the new locations that were opened over the past 12 months were in our Little Big Burger and BGR brands which have more favorable personnel and occupancy cost requirements than our other brands.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $103 thousand for the three months ended March 31, 2018 from $14 thousand for the three months ended March 31, 2017. We have more new stores under lease and beginning to incur pre-opening costs in 2018 than in 2017 resulting in higher pre-opening expenses. We expect pre-opening expenses to increase throughout 2018 as new store opening activity increases.

General and Administrative Expense (“G&A”)

G&A decreased 13.2% to $1.2 million for the three months ended March 31, 2018 from $1.4 million for the three months ended March 31, 2017. Significant components of G&A are summarized as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Audit, legal and other professional services	$394,843	$366,906
Salary and benefits	506,850	545,839
Travel and entertainment	34,926	60,065
Shareholder services and fees	11,438	51,819
Advertising, insurance and other	245,360	350,991
Total G&A Expenses	$1,193,417	$1,375,620

As a percentage of total revenue, G&A decreased to 11.9% for the three months ended March 31, 2018 from 14.0% for the three months ended March 31, 2017.

For the current year, approximately $0.7 million for our G&A is attributable to the cost of operating our Corporate office including salaries, travel, audit, legal and other public company and transaction related costs. Approximately $0.5 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger group, Hooters and Just Fresh.

The reductions in G&A in the current period, as well as over the past several years, are primarily due to reductions in regional management and corporate office staffing as the Company has continued to streamline and integrate its back-office functions and regional management structure. The Company implemented a new enterprise-wide accounting platform and point-of-sale system across the Company’s U.S. based locations further streamlining and simplifying operational process during the current year, which also contributed to the overhead expense reductions.

Asset impairment charges

Asset impairment charges totaled $1.7 million for the three months ended March 31, 2018 as compared with $0 during the three months ended March 31, 2017. During the first quarter of 2018, the Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte. In addition, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $1.5 million. The impairment charges arise from primarily from writing goodwill, leasehold improvements, intangible assets and property and equipment to estimated net realizable value based on management’s intent to close or sell the related store locations.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $0.5 million for the three months ended March 31, 2018 and $0.6 million for the three months ended March 31, 2017. Increased depreciation from new stores and increased amortization of franchise right intangibles were more than offset by reduced deprecation from locations that have been closed with related assets written off in the current and prior years.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	March 31, 2018	March 31, 2017	% Change
Interest expense	$(635,081)	$(404,136)	57.1%
Loss on debt refinancing	-	(362,822)	na
Other income (expense)	(2,114)	12,234	-117.3%
Total other expense	$(637,195)	$(754,724)	-15.6%

Other expense decreased to $0.6 million for the three months ended March 31, 2018 from $0.8 million for the three months ended March 31, 2017. The change in other expenses, net was primarily due to increased non-cash amortization of debt discounts and penalty interest, partially offset by lower interest rates on our notes and convertible debt obligations.

During March 2017, the Company modified the terms of certain of its convertible notes resulting in a non-cash loss of $0.4 million.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of March 31, 2018, our cash balance was $0.5 million, our working capital was negative $11.9 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate opening at least eight additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $9.8 million of principal due on our debt obligations within the next 12 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $1.0 million could potentially be assessed. We expect to be able to refinance our current debt obligations during 2018 and are also exploring the sale of certain assets and raising additional capital. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise additional capital.

In May 2018, subsequent to the date of these financial statements, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. Refer to Note 14 Subsequent Events for more information regarding the capital raise.

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

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described Part II, Item 1A of this Quarterly Report and in Item 1A of Part I of our Annual Report filed on Form 10-K for the period ended December 31, 2017. “Risk Factors”.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2016 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2018, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2018. Our management has determined that, as of March 31, 2018 the Company’s disclosure controls and procedures were not effective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as March 31, 2018, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting — The Company implemented changes to its accounting systems internal processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements in prior periods. During the three months ended March 31, 2018, the Company did not make any additional significant changes to its accounting systems and its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three month period ending March 31, 2018 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31,2017 (“Risk Factors”). Readers should carefully consider these Risk Factors, which could materially affect our business, financial condition or future results. These Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company was technically in default of certain provisions of its various debt agreements as of March 31, 2018.

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

CHANTICLEER HOLDINGS, INC.

Date: May 15, 2018	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

