Form 10-Q
period 2018-06-30
Chanticleer Holdings, Inc.
filed 2018-08-13
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of August 6, 2018 was 3,706,563 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,485,060	$272,976
Restricted cash	27,082	165,517
Accounts and other receivables, net	641,602	475,988
Inventories	345,902	460,756
Prepaid expenses and other current assets	701,910	324,324
Assets held for sale, net	2,090,000	100,000
TOTAL CURRENT ASSETS	5,291,556	1,799,561
Property and equipment, net	8,236,276	8,548,592
Goodwill	10,126,609	12,647,806
Intangible assets, net	5,600,243	5,896,732
Investment, at cost	800,000	800,000
Deposits and other assets	452,675	490,328
TOTAL ASSETS	$30,507,359	$30,183,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,503,248	$5,797,252
Current maturities of long-term debt and notes payable net of unamortized discount and deferred financing costs of $586,695 and $1,173,190, respectively	6,157,534	5,741,911
Current maturities of convertible notes payable	3,000,000	3,000,000
Due to related parties	191,850	191,850
TOTAL CURRENT LIABILITIES	15,852,632	14,731,013
Convertible notes payable, net of unamortized debt premium of $0 and $12,256, respectively	-	212,256
Redeemable preferred stock: no par value; authorized 5,000,000 shares; 62,876 shares issued and outstanding, net of unamortized discount of $191,306 and $208,697, respectively	657,520	640,129
Deferred rent	2,037,289	2,156,378
Deferred tax liabilities	206,365	779,359
Deferred revenue	1,215,926	175,000
TOTAL LIABILITIES	19,969,732	18,694,135
Commitments and contingencies
Stockholders’ equity:
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 3,699,270 and 3,045,809 shares, respectively	371	305
Additional paid-in capital	63,208,218	60,750,330
Accumulated other comprehensive loss	(106,689)	(934,901)
Accumulated deficit	(53,565,342)	(49,109,303)
Total Chanticleer Holdings, Inc. Stockholders’ Equity	9,536,558	10,706,431
Non-Controlling Interests	1,001,069	782,453
TOTAL STOCKHOLDERS’ EQUITY	10,537,627	11,488,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,507,359	$30,183,019

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Restaurant sales, net	$10,185,159	$10,524,787	$19,954,667	$20,177,941
Gaming income, net	81,122	107,521	174,277	213,588
Management fee income	24,999	24,993	49,998	49,983
Franchise income	108,644	108,017	216,497	183,803
Total revenue	10,399,924	10,765,318	20,395,439	20,625,315
Expenses:
Restaurant cost of sales	3,376,693	3,579,557	6,652,868	6,770,947
Restaurant operating expenses	5,640,614	5,855,411	11,226,763	11,529,971
Restaurant pre-opening and closing expenses	96,770	90,760	199,652	105,196
General and administrative expenses	1,121,666	1,084,422	2,315,083	2,460,042
Asset impairment charge	54,212	633,962	1,731,267	633,962
Depreciation and amortization	530,314	602,659	1,070,993	1,196,039
Total operating expenses	10,820,269	11,846,771	23,196,626	22,696,157
Operating loss	(420,345)	(1,081,453)	(2,801,187)	(2,070,842)
Other (expense) income
Interest expense	(629,858)	(1,079,706)	(1,264,939)	(1,483,842)
Gain (loss) on debt refinancing	-	267,512	-	(95,310)
Other income (expense)	7,605	(22)	5,490	12,212
Total other expense	(622,253)	(812,216)	(1,259,449)	(1,566,940)
Loss before income taxes	(1,042,598)	(1,893,669)	(4,060,636)	(3,637,782)
Income tax benefit (expense)	236,798	(109,531)	572,995	(113,328)
Consolidated net loss	(805,800)	(2,003,200)	(3,487,641)	(3,751,110)
Less net loss attributable to non-controlling interest:	45,340	56,328	129,747	77,171
Net loss attributable to Chanticleer Holdings, Inc.	$(760,460)	$(1,946,872)	$(3,357,894)	$(3,673,939)
Dividends on redeemable preferred stock	(28,007)	(27,622)	(55,801)	(51,769)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(788,467)	$(1,974,494)	$(3,413,695)	$(3,725,708)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.23)	$(0.81)	$(1.02)	$(1.65)
Weighted average shares outstanding, basic and diluted	3,494,803	2,432,313	3,331,296	2,257,767

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss attributable to Chanticleer Holdings, Inc.	$(760,460)	$(1,946,873)	$(3,357,894)	$(3,673,939)
Foreign currency translation gain	3,271	142,339	828,212	189,170
Comprehensive loss	$(757,189)	$(1,804,534)	$(2,529,682)	$(3,484,769)

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(3,487,641)	$(3,751,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,070,993	1,196,039
Loss on extinguishment of debt	-	95,310
Asset impairment charge	1,731,267	633,962
Common stock and warrants issued for services	129,767	154,318
Amortization of debt discount	591,830	408,359
Change in assets and liabilities:
Accounts and other receivables	(241,772)	194,426
Prepaid and other assets	(412,423)	26,460
Inventory	60,093	(20,693)
Accounts payable and accrued liabilities	849,132	555,875
Deferred income taxes	(572,994)	73,520
Deferred rent	(119,089)	178,453
Net cash used in operating activities	(400,837)	(255,081)

Cash flows from investing activities:
Purchase of property and equipment	(664,801)	(984,301)
Cash paid for acquisitions, net of cash acquired	(30,000)	-
Net cash used in investing activities	(694,801)	(984,301)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,687,184	-
Proceeds from sale of preferred stock	-	591,651
Payments related to sale of preferred stock	-	(258,153)
Loan proceeds	-	6,598,161
Payment of deferred financing costs	-	(293,294)
Loan repayments	(207,531)	(5,478,494)
Capital lease payments	-	(14,551)
Distributions to non-controlling interest	(42,603)	-
Contribution of non-controlling interest	750,000	500,000
Net cash provided by financing activities	2,187,050	1,645,320
Effect of exchange rate changes on cash	(17,763)	(21,355)
Net increase in cash and restricted cash	1,073,649	384,583
Cash and restricted cash, beginning of period	438,493	268,575
Cash and restricted cash, end of period	$1,512,142	$653,158

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	June 30, 2018	June 30, 2017

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$272,784	$526,680
Income taxes	73,112	6,532

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$200,000	$625,000
Accrued interest settled through issuance of convertible debt	-	95,107
Preferred stock dividends paid through issuance of common stock	38,622	15,067

Purchases of businesses:
Current assets excluding cash	$9,580	$-
Property and equipment	30,000	-
Note payable	(9,580)	-
Cash paid for acquisitions	$30,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

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

Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA
Burger Business
American Roadside Burgers, Inc.	DE, USA	100%
ARB Stores
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%
American Burger Prosperity, LLC	NC, USA	50%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%
American Roadside McBee, LLC	NC, USA	100%
American Roadside Southpark LLC	NC, USA	100%
BGR Acquisition, LLC	NC, USA	100%
BGR Franchising, LLC	VA, USA	100%
BGR Operations, LLC	VA, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%
BGR Annapolis, LLC	MD, USA	100%
BGR Arlington, LLC	VA, USA	100%
BGR Columbia, LLC	MD, USA	100%
BGR Dupont, LLC	DC, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Old Keene Mill, LLC	VA, USA	100%
BGR Springfield Mall, LLC	VA, USA	100%
BGR Tysons, LLC	VA, USA	100%
BGR Washingtonian, LLC	MD, USA	100%
Capitol Burger, LLC	MD, USA	100%
BT Burger Acquisition, LLC	NC, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%
LBB Acquisition, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%
LBB Capitol Hill LLC	WA, USA	50%
LBB Franchising LLC	NC, USA	100%
LBB Green Lake LLC	OR, USA	50%
LBB Hassalo LLC	OR, USA	80%
LBB Lake Oswego LLC	OR, USA	100%
LBB Magnolia Plaza LLC	NC, USA	50%
LBB Multnomah Village LLC	OR, USA	50%
LBB Platform LLC	OR, USA	80%
LBB Progress Ridge LLC	OR, USA	50%
LBB Rea Farms LLC	NC, USA	50%
LBB Wallingford LLC	WA, USA	50%

Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%

Just Fresh
JF Franchising Systems, LLC	NC, USA	56%
JF Restaurants, LLC	NC, USA	56%

West Coast Hooters
Jantzen Beach Wings, LLC	OR, USA	100%
Oregon Owl’s Nest, LLC	OR, USA	100%
Tacoma Wings, LLC	WA, USA	100%

South African Entities
Chanticleer South Africa (Pty) Ltd.	South Africa	100%
Hooters Emperors Palace (Pty.) Ltd.	South Africa	88%
Hooters On The Buzz (Pty) Ltd	South Africa	95%
Hooters Ruimsig (Pty) Ltd.	South Africa	100%
Hooters SA (Pty) Ltd	South Africa	78%
Hooters Umhlanga (Pty.) Ltd.	South Africa	90%
Hooters Willows Crossing (Pty) Ltd	South Africa	100%

European Entities
Chanticleer Holdings Limited	Jersey	100%
West End Wings LTD	United Kingdom	100%

Inactive Entities
American Roadside Cross Hill, LLC	NC, USA	100%
Avenel Financial Services, LLC	NV, USA	100%
Avenel Ventures, LLC	NV, USA	100%
BGR Cascades, LLC	VA, USA	100%
BGR Chevy Chase, LLC	MD, USA	100%
BGR Old Town, LLC	VA, USA	100%
BGR Potomac, LLC	MD, USA	100%
BT’s Burgerjoint Biltmore, LLC	NC, USA	100%
BT’s Burgerjoint Promenade, LLC	NC, USA	100%
Chanticleer Advisors, LLC	NV, USA	100%
Chanticleer Finance UK (No. 1) Plc	United Kingdom	100%
Chanticleer Investment Partners, LLC	NC, USA	100%
Dallas Spoon Beverage, LLC	TX, USA	100%
Dallas Spoon, LLC	TX, USA	100%
DineOut SA Ltd.	England	89%
Hooters Brazil	Brazil	100%

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the six-month periods ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, our cash balance was $1.5 million, our working capital was negative $10.6 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate opening seven to ten additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $9.8 million of debt obligations due on demand or within the next 6 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $1.2 million could potentially be assessed. We expect to be able to refinance our current debt obligations during 2018 and are also exploring the sale of certain assets to reduce debt. In May 2018, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. In January 2018, the Company received net proceeds of $290,000 from the exercise of 100,000 common stock warrants. During the first six months of 2018, the Company also received $750,000 in contributions from non-controlling interests for new store construction. However, we cannot provide assurance that we will be able to refinance our long-term debt, sell assets or raise additional capital.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments in portfolio companies, deferred tax asset valuation allowances, valuing options and warrants using the Binomial Lattice and Black Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company accounts for revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”.

Restaurant Net Sales and Food and Beverage Costs

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax, value added tax (“VAT”) and goods and services tax (“GST”) collected from customers and remitted to governmental authorities are presented on a net basis within revenue in our consolidated statements of operations and comprehensive loss. Restaurant cost of sales primarily includes the cost of food, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling our menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

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

Franchise Income

The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. The license granted for each restaurant or area is considered a performance obligation. All other obligations (such as providing assistance during the opening of a restaurant) are combined with the license and were determined to be a single performance obligation. Accordingly, the total transaction price (comprised of the restaurant opening and territory fees) is allocated to each restaurant expected to be opened by the licensee under the contract. There are significant judgments regarding the estimated total transaction price, including the number of stores expected to be opened. We recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the contract for area development agreements and upon the signing of a store lease for franchise agreements. The payments for these upfront fees are generally received upon contract execution. Continuing fees, which are based upon a percentage of franchisee revenues and are not subject to any constraints, are recognized on the accrual basis as those sales occur. The payments for these continuing fees are generally made on a weekly basis.

Revenue recognized for the three and six-month periods ended June 30, 2018 under ASC-606 and revenue that would have been recognized had ASC-605 been applied is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported under ASC-606	If reported under ASC-605	Increase	As reported under ASC-606	If reported under ASC-605	Increase
Restaurant sales, net	$10,185,159	$10,185,159	-	$19,954,667	$19,954,667	-
Gaming income, net	81,122	81,122	-	174,277	174,277	-
Management fee income	24,999	24,999	-	49,998	49,998	-
Franchise income	108,644	87,934	20,710	216,497	175,077	41,420
Total Revenue	$10,399,924	$10,379,214	20,710	$20,395,439	$20,354,019	41,420

Prior to the adoption of ASC-606, the Company’s initial fees were recorded as deferred revenue when received and proportionate amounts were recognized as revenue when certain milestones such as completion of employee training, lease signing and store opening were met with the adoption of ASC 606, such initial fees are deferred and recognized over the franchise license term.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants and convertible notes payable as of June 30, 2018 and 2017 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	June 30, 2018	June 30, 2017
Warrants	2,645,829	1,862,758
Convertible notes	300,000	366,667
Total	2,945,829	2,229,425

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

However, the pattern and timing of revenue recognition related to the fixed fees associated with our franchise agreements (such as restaurant opening and development area fees) are significantly different from period prior to adoption. Effective for franchise agreements entered into after January 1, 2018, and for existing agreements with terms extending beyond January 1, 2018, the license granted for each restaurant is considered a performance obligation. All other promises (such as providing assistance during the opening of a restaurant) are combined with the license and considered as a single performance obligation. Accordingly, the total transaction price (comprised of the restaurant opening and territory fees) is allocated to each restaurant expected to be opened by the licensee under the contract. We recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the license/franchise agreement for area development agreements and upon signing of a store lease for franchise agreements.

The adoption resulted in a decrease to retained earnings of approximately $1.1 million on the transition date with a corresponding increase of $1.1 million in deferred revenue. The Company recognized an additional $21 thousand and $42 thousand in franchise income for the three months and six months ended June 30, 2018, respectively, as a result of the change in accounting policy.

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

The Company is currently evaluating the impact this standard will have on its consolidated financial statements and are in process of identifying the population of leases to be analyzed and recognized as right to use assets and liabilities on the Company’s consolidated balance sheet upon adoption. The Company has not completed its evaluation or quantified the impact that adoption of ASU 2016-02 will have on its consolidated financial statements. However, management does expect there to be a material increase in both assets and liabilities reflected on its consolidated balance sheets as a result of adoption on January 1, 2019 with the majority of leases currently classified as operating being reflected as right to use assets and capital lease obligations on the consolidated balance sheet under the new standard.

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

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as required, by the Company. At June 30, 2018, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3. ACQUISITIONS

On March 7, 2018, the Company entered into an agreement to purchase two BGR franchise locations in Maryland. The Company has closed on the purchase of one of the locations in the period ended June 30, 2018 and intends to close on the second location pending completion of lease assignments in the second half of 2018.

The Company allocated the purchase price as of the date of acquisition for the first store based on the estimated fair value of the acquired assets and assumed liabilities. The purchase accounting was considered preliminary as of June 30, 2018 and is expected to be finalized after the Company closes the purchase of the remaining location contemplated by the agreement.

No proforma information was included as the proforma impact of the acquisition is not material.

4. ASSETS HELD FOR SALE

The Company entered into Letters of Intent for the sale of its Hooters Nottingham and Hooters Tacoma locations in the first quarter of 2018. Accordingly, the assets of those operations were reclassified to Assets Held for Sale on the accompanying condensed consolidated balance sheet and the Company recognized an impairment charge of $1.7 million for the six months ended June 30, 2018, primarily related to the impairment of goodwill and reversal of approximately $720 thousand of foreign exchange losses previously classified in Other Comprehensive loss. The potential buyer of the Hooters Nottingham facility has indicated that their funding is dependent on the sale of other properties and the transaction may be delayed or may not close. Management is continuing discussions with the potential purchaser and evaluating other alternative to market the property for sale. The letter of intent for the sale or the Tacoma location has expired as of the date of this report. The Company is continuing to explore the disposition of those assets to other potential buyers. Management determined that, as of June 30, 2018, it was appropriate to continue to classify those assets as held for sale and will continue to evaluate the classification as the process continues in the second half of 2018. Management believes that the carrying amount of the assets held for sale reflects the current net realizable value of the properties and that no additional impairment adjustment is warranted at this time.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2018	December 31, 2017
Leasehold improvements	$9,748,671	$9,941,223
Restaurant furniture and equipment	5,735,022	5,952,934
Construction in progress	497,480	176,939
Office furniture and equipment	148,451	148,451
	16,129,624	16,219,547
Accumulated depreciation and amortization	(7,893,348)	(7,670,955)
	$8,236,276	$8,548,592

Depreciation and amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2018 and $0.5 and $1.0 million for the three and six months ended June 30, 2017, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill consists of the following:

	June 30, 2018	December 31, 2017
Hooters Full Service	$2,182,006	$4,703,203
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$10,126,609	$12,647,806

The changes in the carrying amount of goodwill are summarized as follows:

	June 30, 2018	December 31, 2017
Beginning Balance	$12,647,806	$12,405,770
Acquisitions	-	-
Adjustments	(2,495,375)	-
Foreign currency translation (loss) gain	(25,822)	242,036
Ending Balance	$10,126,609	$12,647,806

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated Useful Life	June 30, 2018	December 31, 2017
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	1,056,000	1,056,000

Franchise License Fees:
Hooters South Africa	20 years	246,344	273,194
Hooters Pacific NW	20 years	74,507	74,507
Hooters UK	5 years	-	13,158
		320,851	360,859
Total Intangibles at cost		7,153,781	7,193,789
Accumulated amortization		(1,553,538)	(1,297,057)
Intangible assets, net		$5,600,243	$5,896,732

Amortization expense for the six months ended June 30, 2018 and 2017 was $0.3 million and $0.2 million, respectively.

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

	June 30, 2018	December 31, 2017
Notes Payable, due December 31, 2018, net of discount of $586,695 and $1,173,390, respectively (a)	$5,413,305	$4,826,610

Notes Payable Paragon Bank (b)	439,761	572,276

Note Payable	75,000	75,000

Note Payable, due March 2019	7,221	-

Receivables financing facilities	52,356	76,109

Bank overdraft facilities, South Africa, annual renewal	159,180	164,619

Equipment financing arrangements, South Africa	10,711	27,297
Total long-term debt	$6,157,534	$5,741,911

For the six months ended June 30, 2018 and 2017 amortization of debt discount was $586,695 and $432,932, respectively.

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

b) The Company has three term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and contractual maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance	Monthly principal and interest payment
Note 1	9/10/2018	5.50%	$10,790	$4,406
Note 2	5/10/2019	5.50%	135,177	11,532
Note 3	8/10/2021	5.50%	293,794	8,500
			$439,761	$24,438

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment. The Company concluded that conditions could be interpreted as events of default under one or more of its loan obligations, which could also trigger cross default provisions across its various loan agreements. Management quantified the potential penalties and default interest that could be assessed in the event the loans were deemed to be in default. Accordingly, the Company recorded a liability for potential default interest and penalties of $1.2 million as accrued interest in the accompanying consolidated financial statements of June 30, 2018.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	June 30, 2018	December 31, 2017

6% Convertible notes payable due June 2018 (a)	$3,000,000	$3,000,000
8% Convertible notes payable due March 2019 (b)	-	200,000
Premium on above convertible note	-	12,256

Total Convertible notes payable	3,000,000	3,212,256
Current portion of convertible notes payable	3,000,000	3,000,000
Convertible notes payable, less current portion	$-	$212,256

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. In connection with the Company’s agreement to conduct a capital raise in 2016, the lenders agreed to waive certain existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. The Note holders shall receive 10%, pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly, and 10% of the net proceeds should the location be sold. The Company entered into a letter of intent for the sale of the Hooters Nottingham facility from which the Company planned to settle a portion of the convertible note. However, the potential buyer has indicated that their funding is dependent on the sale of other properties and the transaction may be delayed or may not close as the buyer’s letter of intent has expired. Management is continuing discussions with the potential purchaser and evaluating other alternative to market the property for sale. Pending completion of any sale and/or renegotiation of the obligation, the convertible note has been classified as a current liability on the accompanying condensed consolidated balance sheet.

(b) On February 22, 2018, $200,000 of the Company’s convertible debt was converted into 66,667 shares of Company common stock in accordance with the terms of the convertible debt agreements.

For the six months ended June 30, 2018 and 2017 amortization of debt (premium) discount was $(12,256) and $24,573 respectively.

9. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	June 30, 2018	December 31, 2017

Accounts payable and accrued expenses	$3,288,329	$3,408,691
Accrued taxes (VAT, Sales, Payroll)	1,607,702	1,096,305
Accrued income taxes	33,027	83,878
Accrued interest	1,574,190	1,208,378
	$6,503,248	$5,797,252

10. Stockholders’ Equity

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both June 30, 2018 and December 31, 2017. The Company had 3,699,270 and 3,045,809 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both June 30, 2018 and December 31, 2017. The Company had 62,876 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively. Holders of the preferred shares are entitled to receive cumulative dividends out of legally available funds at the rate of 9% per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock at the election of the Company. Shares of common stock issued as dividends are issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to payable date. The preferred shares are non-voting, have a liquidation preference of $13.50 per share and contain a required redemption at $13.50 plus any accrued but unpaid dividends upon maturity in 2023.

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

As of June 30, 2018, the Company had issued 87,678 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding. The Company issued 15,000 restricted stock units to employees in 2016 and none since that date. Approximately 297,322 shares remain available for grant under the plan.

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

A summary of the warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2018	2,362,615	$16.34	2.0
Granted	403,214	$4.50
Exercised	(100,000)	3.50
Forfeited	(20,000)	42.50
Outstanding June 30, 2018	2,645,829	$14.82	1.9

Exercisable June 30, 2018	2,645,829	$14.82	1.9

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
> $40.00	474,518	0.5	474,518
$30.00-$39.99	39,990	1.4	39,990
$20.00-$29.99	77,950	1.6	77,950
$10.00-$19.99	50,300	2.8	50,300
$0.00-$9.99	2,003,071	7.2	2,003,071
	2,645,829	1.9	2,645,829

The Company accepted subscriptions to purchase 403,214 shares of common stock at a purchase price of $3.50 per Share, for a total gross purchase price of approximately $1,411,249 pursuant to a Securities Purchase Agreement dated May 3, 2018 with institutional and accredited investors in a registered direct offering.

The offering was made pursuant to a prospectus supplement filed with the Securities and Exchange Commission on March 8, 2018 and an accompanying prospectus dated October 16, 2017, pursuant to Chanticleer’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on April 27, 2015, amended on June 3, 2015 and became effective on June 9, 2015.

The Company also agreed to issue unregistered 5 ½ year warrants to purchase up to 403,214 shares of common stock to the investors in a concurrent private placement at an exercise price of $4.50 per share. The Company has agreed to register the resale of the common shares underlying the warrants. The warrants are exercisable for cash in full commencing six months after the issuance date. If a registration statement covering the shares underlying the warrants is not available at the time of exercise, the warrants may be exercised on a cashless basis. The warrants qualify for equity accounting.

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

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing, short-term advances from Chanticleer Investors, LLC, a related party, in the amount of $191,580 as of June 30, 2018 and December 31, 2017. The amount owed to Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and member of the Company’s board of directors, is also a lender to the Company for $2 million of the Company’s $6 million in notes payable due December 31, 2018. In connection with this Note, the Company made payments of interest to the board member and related entities as required under the Notes for the three and six months ended June 30, 2018 of $39,111 and $80,000, respectively, and $0 during the same periods of 2017.

The Company has also entered into a franchise agreement with entities controlled by Mr. Spitcaufsky providing him with the franchise rights for Little Big Burger in the San Diego area and an option for southern California. The Company received royalties of $2,810 and $3,549 during the three and six months ended June 30, 2018, respectively, and $0 in the same periods of 2017. The Company also received franchise fees of $0 during the three and six months ended June 30, 2018 and $60,000 for the three and six month periods of 2017.

12. SEGMENT INFORMATION

The Company is in the business of operating restaurants and its operations are organized by geographic region and by brand within each region. Further, each restaurant location produces monthly financial statements at the individual store level. The Company’s chief operating decision maker reviews revenues and profitability at the at the group level comprised of: Full Service Hooters, Better Burger Fast Casual, Just Fresh Fast Casual, and Corporate.

The following are revenues and operating income (loss) from continuing operations by segment as of and for the periods presented. The Company does not aggregate or review non-current assets at the segment level.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Hooters Full Service	$3,513,223	$3,392,765	$7,044,297	$6,528,228
Better Burgers Fast Casual	5,801,499	6,010,543	11,162,021	11,326,830
Just Fresh Fast Casual	1,060,203	1,337,017	2,139,123	2,720,274
Corporate and Other	24,999	24,993	49,998	49,983
	$10,399,924	$10,765,318	$20,395,439	$20,625,315

Operating Income (Loss): (1)
Hooters Full Service	$73,791	$(546,770)	$(1,261,764)	$(589,616)
Better Burgers Fast Casual	91,303	110,488	(120,531)	(58,622)
Just Fresh Fast Casual	637	(109,524)	(42,777)	(45,884)
Corporate and Other	(586,076)	(535,648)	(1,376,115)	(1,376,720)
	-	-		-
	$(420,345)	$(1,081,454)	$(2,801,187)	$(2,070,842)

(1) Note that Operating Income (Loss) includes $1.7 million and $0.6 million of non-cash impairment charges for the six months ended June 30, 2018 and 2017, respectively

Depreciation and Amortization
Hooters Full Service	$102,145	$142,758	$208,173	$278,938
Better Burgers Fast Casual	382,801	379,332	772,083	755,963
Just Fresh Fast Casual	44,525	79,726	89,050	159,452
Corporate and Other	843	843	1,687	1,686
	$530,314	$602,659	$1,070,993	$1,196,039

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
United States	$8,164,018	$8,598,832	$15,946,418	$16,510,926
South Africa	1,467,909	1,482,379	2,969,328	2,866,773
Europe	767,997	684,107	1,479,693	1,247,616
	$10,399,924	$10,765,318	$20,395,439	$20,625,315

Operating Income (Loss): (1)
United States	$(505,109)	$(1,123,771)	$(1,468,121)	$(2,064,843)
South Africa	10,649	(28,453)	21,195	(85,514)
Europe	74,115	70,770	(1,354,260)	79,515
	$(420,345)	$(1,081,454)	$(2,801,187)	$(2,070,842)

(1) Note that Operating Income (Loss) includes $1.7 million of non-cash impairment charges

Non-current Assets:	June 30, 2018	December 31, 2017
United States	$24,207,242	$24,630,101
South Africa	1,008,561	1,203,610
Europe	-	2,549,747
	$25,215,803	$28,383,458

13. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of June 30, 2018 or December 31, 2017 in the accompanying condensed consolidated balance sheets.

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

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	The quality of Company and franchise store operations and changes in sales volume;
●	Our ability to operate our business and generate profits. We have not been profitable to date;

●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;

●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;

●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	Our ability, and our dependence on the ability of our franchisees, to execute on our and their business plans effectively;

●	Actions of our franchise partners or operating partners which could harm our business;

●	Failure to protect our intellectual property rights, including the brand image of our restaurants;

●	Changes in customer preferences and perceptions;

●	Increases in costs, including food, rent, labor and energy prices;

●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	Our food service business and the restaurant industry are subject to extensive government regulation;

●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;

●	Inherent risk in foreign operations and currency fluctuations;

●	Unusual expenses associated with our expansion into international markets;

●	The risks associated with leasing space subject to long-term non-cancelable leases;

●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Current conditions in the global financial markets and the distressed economy;

●	A decline in market share or failure to achieve growth;

●	Negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;

●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

●	Adverse effects on our results from a decrease in or cessation or clawback of government incentives related to investments; and

●	Defaults resulting from technical breaches of our secured financing obligations;

●	Adverse effects on our operations resulting from certain geo-political or other events.

You should also consider carefully the Risk Factors contained in Part II, Item 1A of this Quarterly Report and Item 1A of Part I of our Annual Report filed on Form 10-K for the year ended December 31, 2017, which address additional factors that could cause actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Quarterly Report and the Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full service dining concepts in the United States and internationally. As of June 30, 2018, our system-wide store count totaled 56 locations, consisting of 42 company-owned locations and 13 franchisee-operated locations as summarized below:

	As of June 30, 2018
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	29	5	8	-	42	75.0%
Franchise	14	-	-	-	14	25.0%
Total	43	5	8	-	56	100.0%

	As of December 31, 2017
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	28	6	8	-	42	76.4%
Franchise	13	-	-	-	13	23.6%
Total	41	6	8	-	55	100.0%

We own, operate and franchise a system-wide total of 43 fast casual restaurants specializing the “Better Burger” category of which 29 are company-owned and 14 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast-casual dining chain consisting of 7 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 10 company-owned locations in the United States and 12 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 14 locations in Oregon, California and North Carolina, of which 12 are company-owned and 2 are operated by franchisees.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Our results of operations are summarized below:

	Three Months Ended
	June 30, 2018		June 30, 2017
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$10,185,159		$10,524,787		-3.2%
Gaming income, net	81,122		107,521		-24.6%
Management fees	24,999		24,993		0.0%
Franchise income	108,644		108,017		0.6%
Total revenue	10,399,924		10,765,318		-3.4%

Expenses:
Restaurant cost of sales	3,376,693	33.2%	3,579,557	34.0%	-5.7%
Restaurant operating expenses	5,640,614	55.4%	5,855,411	55.6%	-3.7%
Restaurant pre-opening and closing expenses	96,770	1.0%	90,760	0.9%	6.6%
General and administrative	1,121,666	10.8%	1,084,422	10.1%	3.4%
Asset impairment charge	54,212	0.5%	633,962	5.9%	-
Depreciation and amortization	530,314	5.1%	602,659	5.6%	-12.0%
Total expenses	10,820,269	104.0%	11,846,771	110.0%	-8.7%
Operating loss from continuing operations	$(420,345)		$(1,081,453)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations decreased 3.4% to $10.4 million for the three months ended June 30, 2018 from $10.8 million for the three months ended June 30, 2017

Revenues by concept and revenue type are further summarized below:

	Three Months Ended June 30, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,692,855	1,060,203	3,432,101	$-	$10,185,159	97.9%
Gaming income, net	-	-	81,122	-	81,122	0.8%
Management fees	-	-	-	24,999	24,999	0.2%
Franchise income	108,644	-	-	-	108,644	1.0%
Total revenue	$5,801,499	$1,060,203	$3,513,223	$24,999	$10,399,924	100.0%

	Three Months Ended March 31, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,902,526	1,337,017	3,285,244	$-	$10,524,787	97.8%
Gaming income, net	-	-	107,521	-	107,521	1.0%
Management fees	-	-	-	24,993	24,993	0.2%
Franchise income	108,017	-	-	-	108,017	1.0%
Total revenue	$6,010,543	$1,337,017	$3,392,765	$24,993	$10,765,318	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	-3.6%	-20.7%	4.5%	-	-3.2%
Gaming income, net	-	-	-24.6%	-	-24.6%
Management fees	-	-	-	0.0%	0.0%
Franchise income	0.6%	-	-	-	0.6%
Total revenue	-3.5%	-20.7%	3.6%	0.0%	-3.4%

Restaurant revenues from continuing operations decreased 3.2% to $10.2 million for the three months ended June 30, 2018 from $10.5 million for the three months ended June 30, 2017

●	Restaurant revenue from the Company’s Better Burger Group decreased 3.6% to $5.7 million for the three months ended June 30, 2018 from $5.9 million for the three months ended June 30, 2017. Revenues increased $0.6 million from the contribution of new stores opened over the past 18 months. Increased revenue from new stores was partially offset by the reduction in revenue of approximately $0.7 million from the closure of underperforming locations. Same store sales (for locations open over 18 months) decreased 2%, with American Burger decreasing 3%, Little Big Burger even with prior year and BGR decreasing 3% from prior year.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 20.6% to $1.1 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017

Revenues decreased approximately $0.2 million from the closure of two locations. In addition, Just Fresh experienced lower traffic and higher competition, which offset increased delivery and catering activity, contributing to an overall 3% reduction in same store revenues.

●	Restaurant revenue from the Company’s Hooter’s restaurants increased 4.5% to $3.4 million for the three months ended June 30, 2018 from $3.3 million for the three months ended June 30, 2017. The Hooters locations in all three regions posted increased revenue and results in South Africa and the UK also benefited from favorable movements in foreign currency exchange rates. UK revenues increased 12% and 6% while South Africa increased 9% and 7% on a US dollar and local currency basis, respectively. Revenues in the United States increased 7%, primarily as a result of increased delivery business.

Gaming revenue decreased 24.6% and were affected by increased competition from the opening of a new casino in the area, changes in the local trade area, as well as a reduction in the percentage of gaming revenue retained by the Company which is reset periodically by the state of Oregon based on location performance.

Management fee revenue was unchanged at $25 thousand for each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Franchise revenue was essentially flat $109 thousand for the three months ended June 30, 2018 and $108 thousand for the three months ended June 30, 2017. Franchise revenue was favorably impacted by change in revenue recognition under the new accounting guidance adopted on January 1, 2018 which increased franchise revenue by $21 thousand. The prior year period also included upfront franchise fee revenue which would now be recognized over the life of the franchise agreement under the new accounting guidance if the fee had been received in the current period.

Cost of Restaurant sales

Cost of restaurant sales decreased 5.7% to $3.4 million for the three months ended June 30, 2018 from $3.6 million for the three months ended June 30, 2017.

	Three Months Ended
	June 30, 2018		June 30, 2017
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,831,530	32.2%	$1,957,303	33.2%	-6.4%
Just Fresh Fast Casual	363,892	34.3%	520,922	39.0%	-30.1%
Hooters Full Service	1,181,271	34.4%	1,101,332	33.5%	7.3%
	$3,376,693	33.2%	$3,579,557	34.0%	-5.7%

Cost of restaurant sales improved to 33.2% of net restaurant revenues for the three months ended June 30, 2018 from 34.0% for the three months ended June 30, 2017. Cost of sales improved from 33.2% to 32.2% for the better burger business and from 39.0% to 34.3% at Just Fresh, while cost of sales increased from 33.5% to 34.4% at our Hooters locations. Cost of sales in the Burger business improved largely due to favorable movements in beef prices, combined with expansion of our Little big Burger brand which runs lower costs than BGR and American Burger. The costs at Just Fresh were higher than normal during the second quarter of 2017 and are more in line with historical rates for the three months ended June 30, 2018. Costs at our Hooters business increased starting in the second half of 2017 due to distribution changes in our US markets and have improved with actions to reduce costs and adjust pricing in the US.

Restaurant operating expenses

Restaurant operating expenses decreased 3.7% to $5.6 million for the three months ended June 30, 2018 from $5.9 million for the three months ended June 30, 2017.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations are included in the following table:

	Three Months Ended
	June 30, 2018		June 30, 2017
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,114,191	54.7%	$3,205,086	54.3%	-2.8%
Just Fresh Fast Casual	554,848	52.3%	739,155	55.3%	-24.9%
Hooters Full Service	1,971,575	57.4%	1,911,170	58.2%	3.2%
	$5,640,614	55.4%	$5,855,411	55.6%	-3.7%

As a percent of restaurant revenues, operating expenses were essentially flat, decreasing to 55.4% for the three months ended June 30, 2018 from 55.6% for the three months ended June 30, 2017. Operating expenses improved due to the closure of underperforming locations where rent and occupancy costs were higher than our target levels. Operating expenses also improved as a percent of revenue as the new locations that were opened over the past 12 months were in our Little Big Burger and BGR brands which have more favorable personnel and occupancy cost requirements than our other brands. Those improvements were offset by increases in personnel costs primarily associated with higher minimum wage rates and increased service charges from third party delivery services.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $97 thousand for the three months ended June 30, 2018 from $91 thousand for the three months ended June 30, 2017. We have more new stores under lease and incurring pre-opening rent and other costs. We expect pre-opening expenses to continue to increase throughout 2018 as new store preopening activity increases.

General and Administrative Expense (“G&A”)

G&A was essentially flat at $1.1 million for the three months ended June 30, 2018 and $1.1 million for the three months ended June 30, 2017.

Significant components of G&A are summarized as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
Audit, legal and other professional services	$315,791	$308,982
Salary and benefits	510,225	542,650
Travel and entertainment	55,973	21,834
Shareholder services and fees	7,956	35,154
Advertising, insurance and other	231,721	175,802
Total G&A Expenses	$1,121,666	$1,084,422

As a percentage of total revenue, G&A increased to 10.8% for the three months ended June 30, 2018 from 10.1% for the three months ended June 30, 2017.

For the current year, approximately $0.6 million of G&A is attributable to the cost of operating our Corporate office including salaries, travel, audit, legal, professional fees and other public company and transaction related costs. Approximately $0.5 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing, advertising and other expenses within the Better Burger group, Hooters and Just Fresh.

The reductions in G&A over the past several years were primarily due to reductions in regional management and corporate office staffing as the Company has continued to streamline and integrate its back-office functions and regional management structure. The Company implemented a new enterprise-wide accounting platform and point-of-sale system across the Company’s U.S. based locations, further streamlining and simplifying operational process during the current year, which also contributed to the overhead expense reductions. The Company expects to grow its Burger business without needing to add significant support costs, with overall G&A in future periods expected to remain relatively consist as a percent of revenue.

Asset impairment charges

Asset impairment charges totaled $0.1 million for the three months ended June 30, 2018 as compared with $0.6 million during the three months ended June 30, 2017. The Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte. In addition, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $1.5 million. The impairment charges were primarily reflected in the first quarter of 2018 with minor adjustments in the second quarter, and arise primarily from reducing goodwill, leasehold improvements, intangible assets and property and equipment to estimated net realizable value based on management’s intent with regard to the related store locations.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $0.5 million for the three months ended June 30, 2018 and $0.6 million for the three months ended June 30, 2017. Increased depreciation from new stores and increased amortization of franchise right intangibles were more than offset by reduced deprecation from locations that have been closed with related assets written off in the current and prior years.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	June 30, 2018	June 30, 2017	% Change
Interest expense	$(629,858)	$(1,079,706)	-41.7%
Loss on debt refinancing	-	267,512	-
Other income (expense)	7,605	(22)	-
Total other expense	$(622,253)	$(812,216)	-23.4%

Other expense decreased to $0.6 million for the three months ended June 30, 2018 from $0.8 million for the three months ended June 30, 2017. The change in other expenses, net was primarily due to increased non-cash amortization of debt discounts and penalty interest, partially offset by lower interest rates on our notes and convertible debt obligations.

During 2017, the Company modified the terms of certain of its convertible notes resulting in a non-cash gain of $0.3 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

Our results of operations are summarized below:

	Six Months Ended
	June 30, 2018		June 30, 2017
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$19,954,667		$20,177,941		-1.1%
Gaming income, net	174,277		213,588		-18.4%
Management fee income	49,998		49,983		0.0%
Franchise income	216,497		183,803		17.8%
Total revenue	20,395,439		20,625,315		-1.1%

Expenses:
Restaurant cost of sales	6,652,868	33.3%	6,770,947	33.6%	-1.7%
Restaurant operating expenses	11,226,763	56.3%	11,529,971	57.1%	-2.6%
Restaurant pre-opening and closing expenses	199,652	1.0%	105,196	0.5%	89.8%
General and administrative	2,315,083	11.4%	2,460,042	11.9%	-5.9%
Asset impairment charge	1,731,267	8.5%	633,962	3.1%	-
Depreciation and amortization	1,070,993	5.3%	1,196,039	5.8%	-10.5%
Total expenses	23,196,626	113.7%	22,696,157	110.0%	2.2%
Operating loss from continuing operations	$(2,801,187)		$(2,070,842)		35.3%

 * Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

.

Revenue

Total revenue from continuing operations decreased 1.1% to $20.4 million for the six months ended June 30, 2018 from $20.6 million for the six months ended June 30, 2017.

Revenues by concept and revenue type are further summarized below:

	Six Months Ended June 30, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$10,945,524	2,139,123	6,870,020	$-	$19,954,667	97.8%
Gaming income, net	-	-	174,277	-	174,277	0.9%
Management fees	-	-	-	49,998	49,998	0.2%
Franchise income	216,497	-	-	-	216,497	1.1%
Total revenue	$11,162,021	$2,139,123	$7,044,297	$49,998	$20,395,439	100.0%

	Six Months Ended June 30, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$11,143,027	2,720,274	6,314,640	$-	$20,177,941	97.8%
Gaming income, net	-	-	213,588	-	213,588	1.0%
Management fees	-	-	-	49,983	49,983	0.2%
Franchise income	183,803	-	-	-	183,803	0.9%
Total revenue	$11,326,830	$2,720,274	$6,528,228	$49,983	$20,625,315	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	-1.8%	-21.4%	8.8%	-	-1.1%
Gaming income, net	-	-	-18.4%	-	-18.4%
Management fees	-	-	-	0.0%	0.0%
Franchise income	17.8%	-	-	-	17.8%
Total revenue	-1.5%	-21.4%	7.9%	0.0%	-1.1%

Restaurant revenues from continuing operations decreased 1.1% to $20.0 million for the six months ended June 30, 2018 from $20.2 million for the six months ended June 30, 2017.

●	Restaurant revenue from the Company’s Better Burger Group decreased 1.8% to $10.9 million for the six months ended June 30, 2018 from $11.1 million for the six months ended June 30, 2017. Revenues increased $1.3 million from the contribution of new stores opened over the past 18 months. Increased revenue from new stores was partially offset by the reduction in revenue of approximately $1.4 million from the closure of underperforming locations Same store sales (for locations open over 18 months) decreased 1.5%, with American Burger decreasing 2%, Little Big Burger increasing 1% and BGR decreasing 3% from prior year.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 21.4% to $2.1 million for the six months ended June 30, 2018 from $2.7 million for the six months ended June 30, 2017. Revenues decreased approximately $0.4 million from the closure of two locations. In addition, Just Fresh experienced lower traffic and higher competition, which offset increased delivery and catering activity, contributing to an overall 7% reduction in same store revenues.

●	Restaurant revenue from the Company’s Hooter’s restaurants increased 8.8% to $6.9 million for the six months ended June 30, 2018 from $6.3 million for the six months ended June 30, 2017. The Hooters locations in all three regions posted increased revenue and results in South Africa and the UK also benefited from favorable movements in foreign currency exchange rates. UK revenues increased 19% and 9% while South Africa increased 13% and 6% on a US dollar and local currency basis, respectively. Revenues in the United States increased 10%, primarily as a result of increased delivery business.

Gaming revenue decreased 18.4% and were affected by increased competition from the opening of a new casino in the area, as well as a reduction in the percentage of gaming revenue retained by the Company which is reset periodically by the state of Oregon based on location performance.

Management fee revenue was unchanged at $50 thousand for each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Franchise revenue increased 17.8 % to $216 thousand for the six months ended June 30, 2018 from $184 thousand for the six months ended June 30, 2017. Franchise revenue was favorably impacted by the change in revenue recognition under the new accounting guidance adopted on January 1, 2018 which increased franchise revenue by $42 thousand. The prior year period also included upfront franchise fee revenue which would now be recognized over the life of the franchise agreement under the new accounting guidance if the fee had been received in the current period.

Cost of Restaurant sales

Cost of restaurant sales decreased 1.7% to $6.7 million for the six months ended June 30, 2018 from $6.8 million for the six months ended June 30, 2017.

	Six Months Ended
	June 30, 2018		June 30, 2017
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,535,331	32.3%	$3,657,763	32.8%	-3.3%
Just Fresh Fast Casual	729,634	34.1%	963,338	35.4%	-24.3%
Hooters Full Service	2,387,903	34.8%	2,149,846	34.0%	11.1%
	$6,652,868	33.3%	$6,770,947	33.6%	-1.7%

Cost of restaurant sales improved to 33.3% of net restaurant revenues for the six months ended June 30, 2018 from 33.6% for the six months ended June 30, 2017. Cost of sales improved from 32.8% to 32.3% for the better burger business and from 35.4% to 34.1% at Just Fresh, while cost of sales increased from 34.0% to 34.8% at our Hooters locations. Cost of sales in the Burger business improved largely due to favorable movements in beef prices, combined with expansion of our Little Big Burger brand which runs lower costs than BGR and American Burger. The costs at Just Fresh were higher than normal during the second quarter of 2017 and are more in line with historical rates for the six months ended June 30, 2018. Costs at our Hooters business increased due to distribution changes in our US markets and have improved sequentially from the second half of 2017 as we took steps to reduce costs and adjust pricing in the US and South Africa.

Restaurant operating expenses

Restaurant operating expenses decreased 2.6% to $11.2 million for the six months ended June 30, 2018 from $11.5 million for the six months ended June 30, 2017.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations are included in the following table:

	Six Months Ended
	June 30, 2018		June 30, 2017
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$6,138,611	56.1%	$6,273,355	56.3%	-2.1%
Just Fresh Fast Casual	1,131,470	52.9%	1,448,127	53.2%	-21.9%
Hooters Full Service	3,956,682	57.6%	3,808,489	60.3%	3.9%
	$11,226,763	56.3%	$11,529,971	57.1%	-2.6%

As a percent of restaurant revenues, operating expenses decreased to 56.3% for the six months ended June 30, 2018 from 57.1% for the six months ended June 30, 2017. Operating expenses improved due to the closure of underperforming locations where rent and occupancy costs were higher than our target levels. Operating expenses also improved as a percent of revenue as the new locations that were opened over the past 12 months were in our Little Big Burger and BGR brands which have more favorable personnel and occupancy cost requirements than our other brands. Those improvements were partially offset by increases in personnel costs primarily associated with higher minimum wage rates and increased service charges from third party delivery services.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $200 thousand for the six months ended June 30, 2018 from $105 thousand for the six months ended June 30, 2017. We have more new stores under lease and incurring pre-opening rent and other costs. We expect pre-opening expenses to continue to increase throughout 2018 as new store preopening activity increases.

General and Administrative Expense (“G&A”)

G&A decreased to $2.3 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017.

Significant components of G&A are summarized as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Audit, legal and other professional services	$710,634	$675,888
Salary and benefits	1,017,075	1,088,489
Travel and entertainment	90,899	81,899
Shareholder services and fees	19,394	86,973
Advertising, insurance and other	477,081	526,793
Total G&A Expenses	$2,315,083	$2,460,042

As a percentage of total revenue, G&A decreased to 11.4% for the six months ended June 30, 2018 from 11.9% for the six months ended June 30, 2017.

For the current year, approximately $1.3 million for our G&A is attributable to the cost of operating our Corporate office including salaries, travel, audit, legal and other public company and transaction related costs. Approximately $1.0 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger group, Hooters and Just Fresh.

The reductions in G&A over the past several years were primarily due to reductions in regional management and corporate office staffing as the Company has continued to streamline and integrate its back-office functions and regional management structure. The Company implemented a new enterprise-wide accounting platform and point-of-sale system across the Company’s U.S. based locations further streamlining and simplifying operational process during the current year, which also contributed to the overhead expense reductions. The Company expects to grow its Burger business without needing to add significant support costs, with overall G&A in future periods expected to remain relatively consist as a percent of revenue.

Asset impairment charges

Asset impairment charges totaled $1.7 million for the six months ended June 30, 2018 as compared with $0.6 during the six months ended June 30, 2017. The Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte. In addition, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $1.5 million. The impairment charges were primarily reflected in the first quarter of 2018 with minor adjustments in the second quarter, and arise primarily from reducing goodwill, leasehold improvements, intangible assets and property and equipment to estimated net realizable value based on management’s intent with regard to the related store locations.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $1.1 million for the six months ended June 30, 2018 and $1.2 million for the six months ended June 30, 2017. Increased depreciation from new stores and increased amortization of franchise right intangibles were more than offset by reduced deprecation from locations that have been closed with related assets written off in the current and prior years.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Six Months Ended
Other Income (Expense)	June 30, 2018	June 30, 2017	% Change
Interest expense	$(1,264,939)	$(1,483,842)	-14.8%
Loss on extinguishment of debt	-	(95,310)	-
Other income (expense)	5,490	12,212	-55.0%
Total other expense	$(1,259,449)	$(1,566,940)	-19.6%

Other expense decreased to $1.3 million for the six months ended June 30, 2018 from $1.6 million for the six months ended June 30, 2017. The change in other expenses, net was primarily due to increased non-cash amortization of debt discounts and penalty interest, partially offset by lower interest rates on our notes and convertible debt obligations.

During 2017, the Company modified the terms of certain of its convertible notes resulting in a non-cash loss of $95 thousand.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of June 30, 2018, our cash balance was $1.5 million, our working capital was negative $10.6 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate opening seven to ten additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $9.8 million of debt obligations due on demand or within the next 6 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $1.2 million could potentially be assessed. We expect to be able to refinance our current debt obligations during 2018 and are also exploring the sale of certain assets to reduce debt. In May 2018, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. In January 2018, the Company received net proceeds of $290,000 from the exercise of 100,000 common stock warrants. During the first six months or 2018, the Company also received $750,000 in contributions from non-controlling interests for new store construction. However, we cannot provide assurance that we will be able to refinance our long-term debt, sell assets or raise additional capital.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2016 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on June 30, 2018, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3: QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2018. Our management has determined that, as of June 30, 2018 the Company’s disclosure controls and procedures were not effective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as June 30, 2018, our internal control over financial reporting was ineffective.

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

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal control over financial reporting were not effective as of December 31, 2017,

Remediation Plans

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

While the changes implemented have significantly improved the Company’s internal control, simplified its reporting processes and reduced the risk of undetected errors, management determined that additional testing of the new internal control and formalization of documentation would be required before updating managements’ conclusions regarding the effectiveness of its internal control over financial reporting.

Changes in Internal Control over Financial Reporting — The Company implemented changes to its accounting systems internal processes and policies to further standardize the internal control over financial reporting with respect to the monitoring, reporting and consolidation of the financial results of the acquired operations into the Company’s financial statements in prior periods.

During the three months ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three month period ending June 30, 2018 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company was technically in default of certain provisions of its various debt agreements as of June 30, 2018.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

4.1	Form of Investor Warrant (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated May 8, 2018)

10.1	Form of Securities Purchase Agreement dated May 3, 2018 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 8, 2018)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHANTICLEER HOLDINGS, INC.

Date: August 13, 2018	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

