Form 10-Q
period 2018-09-30
Chanticleer Holdings, Inc.
filed 2018-11-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018

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

Non-accelerated filer [X] Smaller reporting company [X]

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

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of November 9, 2018 was 3,715,404 shares.

Chanticleer Holdings, Inc. and Subsidiaries

Part I: FINANCIAL INFORMATION

Item 1: FINANCIAL StatemenTS

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,091,519	$272,976
Restricted cash	6,085	165,517
Accounts and other receivables, net	365,030	475,988
Inventories	407,611	460,756
Prepaid expenses and other current assets	316,835	324,324
Assets held for sale, net	-	100,000
TOTAL CURRENT ASSETS	2,187,080	1,799,561
Property and equipment, net	9,532,367	8,548,592
Goodwill	11,334,910	12,647,806
Intangible assets, net	5,462,733	5,896,732
Investment, at cost	800,000	800,000
Deposits and other assets	449,310	490,328
TOTAL ASSETS	$29,766,400	$30,183,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,110,982	$5,797,252
Current maturities of long-term debt and notes payable, net of unamortized discount and deferred financing costs of $293,347 and $1,173,190, respectively	6,333,132	5,741,911
Current maturities of convertible notes payable	3,000,000	3,000,000
Due to related parties	191,226	191,850
TOTAL CURRENT LIABILITIES	16,635,340	14,731,013
Convertible notes payable, net of unamortized debt premium of $0 and $12,256, respectively	-	212,256
Redeemable preferred stock: no par value;authorized 5,000,000 shares; 62,876 shares issued and outstanding, net of unamortized discount of $182,610 and $208,697, respectively	666,216	640,129
Deferred rent	2,102,071	2,156,378
Deferred tax liabilities	-	779,359
Deferred revenue	1,195,216	175,000
TOTAL LIABILITIES	20,598,843	18,694,135
Commitments and contingencies
Stockholders’ equity:
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 3,706,563 and 3,045,809 shares, respectively	372	305
Additional paid-in capital	63,217,471	60,750,330
Accumulated other comprehensive loss	(140,678)	(934,901)
Accumulated deficit	(54,831,438)	(49,109,303)
Total Chanticleer Holdings, Inc. Stockholders’ Equity	8,245,727	10,706,431
Non-controlling interests	921,830	782,453
TOTAL STOCKHOLDERS’ EQUITY	9,167,557	11,488,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,766,400	$30,183,019

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Restaurant sales, net	$9,848,302	$10,479,274	$29,802,969	$30,657,215
Gaming income, net	111,301	115,267	285,578	328,855
Management fee income	24,999	24,999	74,997	74,982
Franchise income	113,798	105,823	330,295	289,626
Total revenue	10,098,400	10,725,363	30,493,839	31,350,678
Expenses:
Restaurant cost of sales	3,259,223	3,605,213	9,912,091	10,376,160
Restaurant operating expenses	5,781,284	6,119,561	17,008,047	17,649,532
Restaurant pre-opening and closing expenses	113,000	34,349	312,652	139,545
General and administrative expenses	1,092,529	952,959	3,407,612	3,413,001
Asset impairment charge	-	838,928	1,731,267	1,472,890
Depreciation and amortization	523,680	572,798	1,594,673	1,768,837
Total operating expenses	10,769,716	12,123,808	33,966,342	34,819,965
Operating loss	(671,316)	(1,398,445)	(3,472,503)	(3,469,287)
Other (expense) income
Interest expense	(630,223)	(462,870)	(1,895,162)	(1,946,712)
Loss on debt refinancing	-	-	-	(95,310)
Other income (expense)	(223,439)	37,838	(217,949)	50,050
Total other expense	(853,662)	(425,032)	(2,113,111)	(1,991,972)
Loss from continuing operations before income taxes	(1,524,978)	(1,823,477)	(5,585,614)	(5,461,259)
Income tax benefit (expense)	206,366	(56,070)	779,361	(169,398)
Consolidated net loss	(1,318,612)	(1,879,547)	(4,806,253)	(5,630,657)
Less net loss attributable to non-controlling interest:	80,737	168,772	210,484	245,943
Net loss attributable to Chanticleer Holdings, Inc.	$(1,237,875)	$(1,710,775)	$(4,595,769)	$(5,384,714)
Dividends on redeemable preferred stock	(28,219)	(28,219)	(84,020)	(79,988)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(1,266,094)	$(1,738,994)	$(4,679,789)	$(5,464,702)

Net loss attributable to Chanticleer Holdings, Inc. per common
share, basic and diluted:	$(0.34)	$(0.70)	$(1.35)	$(2.42)
Weighted average shares outstanding, basic and diluted	3,704,800	2,501,534	3,457,145	2,258,013

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net loss attributable to Chanticleer Holdings, Inc.	$(1,237,875)	$(1,710,775)	$(4,595,769)	$(5,384,714)
Foreign currency translation gain (loss)	(30,718)	142,339	794,223	189,170
Comprehensive loss	$(1,128,593)	$(1,568,436)	$(3,801,546)	$(5,195,544)

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(4,806,253)	$(5,630,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,594,673	1,768,837
Loss on extinguishment of debt	-	95,310
Asset impairment charge	1,731,267	1,472,890
Loss on investments	45,932	-
Common stock and warrants issued for services	129,767	217,816
Amortization of debt discount	893,873	501,126
Change in assets and liabilities:
Accounts and other receivables	114,007	249,255
Prepaid and other assets	2,767	50,667
Inventory	72,802	23,872
Accounts payable and accrued liabilities	1,346,910	1,048,468
Related party payables	(624)	-
Deferred revenue	(22,130)	-
Deferred income taxes	(779,359)	105,729
Deferred rent	(54,307)	109,219
Net cash provided by operating activities	269,325	12,532

Cash flows from investing activities:
Purchase of property and equipment	(1,698,747)	(1,323,066)
Cash paid for acquisitions, net of cash acquired	(30,000)	-
Net cash used in investing activities	(1,728,747)	(1,323,066)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,687,184	-
Proceeds from sale of preferred stock	-	591,651
Payments related to sale of preferred stock	-	(243,480)
Loan proceeds	-	6,594,535
Payment of deferred financing costs	-	(293,294)
Loan repayments	(270,579)	(5,706,774)
Capital lease payments	-	(20,916)
Distributions to non-controlling interest	(101,163)	-
Contributions of non-controlling interest	800,000	675,000
Net cash provided by financing activities	2,115,442	1,596,722
Effect of exchange rate changes on cash	3,091	(8,440)
Net increase in cash and restricted cash	659,111	277,748
Cash and restricted cash, beginning of period	438,493	268,575
Cash and restricted cash, end of period	$1,097,604	$546,323

See accompanying notes to unaudited condensed consolidated financial statements.

Chanticleer Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	September 30, 2018	September 30, 2017

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$407,573	$601,972
Income taxes	88,748	6,532

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$200,000	$625,000
Accrued interest settled through issuance of convertible debt	-	95,107
Preferred stock dividends paid through issuance of common stock	57,933	34,377
Common stock issued in connection with working capital adjustment		27,018

Purchases of businesses:
Current assets excluding cash	$9,580	$-
Property and equipment	30,000	-
Note payable	(9,580)	-
Cash paid for acquistions	$30,000	$-

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

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the nine-month periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, our cash balance was $1.1 million, our working capital was negative $14.3 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;

●	our ability to refinance or otherwise extend maturities of current debt obligations;

●	the level of investment in acquisition of new restaurant businesses and entering new markets;

●	our ability to manage our operating expenses and maintain gross margins as we grow;

●	popularity of and demand for our fast-casual dining concepts; and

●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plans for the next twelve months contemplate opening seven to ten additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to current store construction of approximately $0.7 million, of which we expect approximately $0.2 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $9.3 million of debt obligations due on demand or within the next 3 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $1.3 million could potentially be assessed. We expect to be able to extend or refinance our current debt obligations and are also exploring the sale of certain assets to reduce debt. In May 2018, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. In January 2018, the Company received net proceeds of $290,000 from the exercise of 100,000 common stock warrants. During the first nine months of 2018, the Company also received $0.8 million in contributions from non-controlling interests for new store construction. However, we cannot provide assurance that we will be able to refinance our long-term debt, sell assets or raise additional capital.

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

Revenue recognized for the three and nine-month periods ended September 30, 2018 under ASC-606 and revenue that would have been recognized had ASC-605 been applied is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported under ASC-606	If reported under ASC-605	Increase	As reported under ASC-606	If reported under ASC-605	Increase
Restaurant sales, net	$9,848,302	$9,848,302	$-	$29,802,969	$29,802,969	$-
Gaming income, net	111,301	111,301	-	285,578	285,578	-
Management fee income	24,999	24,999	-	74,997	74,997	-
Franchise income	113,798	93,088	20,710	330,295	268,165	62,130
Total Revenue	$10,098,400	$10,077,690	$20,710	$30,493,839	$30,431,709	$62,130

Prior to the adoption of ASC-606, the Company’s initial fees were recorded as deferred revenue when received and proportionate amounts were recognized as revenue when certain milestones such as completion of employee training, lease signing and store opening were met with the adoption of ASC 606, such initial fees are deferred and recognized over the franchise license term.

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially diluted shares outstanding. The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants and convertible notes payable as of September 30, 2018 and 2017 that have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	September 30, 2018	September 30, 2017
Warrants	2,571,829	1,862,758
Convertible notes	300,000	366,667
Total	2,871,829	2,229,425

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

The adoption resulted in a decrease to retained earnings of approximately $1.1 million on the transition date with a corresponding increase of $1.1 million in deferred revenue. The Company recognized an additional $21 thousand and $62 thousand in franchise income for the three months and nine months ended September 30, 2018, respectively, as a result of the change in accounting policy.

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

The Company is currently evaluating the impact this standard will have on its consolidated financial statements and are in process of accumulating and analyzing the leases to be recognized as right to use assets and liabilities on the Company’s consolidated balance sheet upon adoption. The Company has not completed its evaluation or quantified the impact that adoption of ASU 2016-02 will have on its consolidated financial statements. However, management does expect there to be a material increase in both assets and liabilities reflected on its consolidated balance sheets as a result of adoption on January 1, 2019 with the majority of leases currently classified as operating being reflected as right to use assets and capital lease obligations on the consolidated balance sheet under the new standard.

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

In August 2018, the Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule is effective for all filings made on and after November 5, 2018. Given the effective date and proximity to most filers’ quarterly reports, the SEC is not objecting to filers deferring the presentation of changes in stockholders’ equity in their quarterly reports on Forms 10-Q until the quarter that begins after November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its quarterly report on Form 10-Q for the quarter ended March 31, 2019.

There are several other new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as required, by the Company. At September 30, 2018, other than the adoption of ASU No. 2016-02 “Leases,” none of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

3. ACQUISITIONS

On March 7, 2018, the Company entered into an agreement to purchase two BGR franchise locations in Maryland. The Company closed on the purchase of the Annapolis, MD location in the first quarter of 2018 and the results of that store are included in the accompanying condensed consolidated financial statements. The Company closed on the Colombia, MD location as of October 1, 2018, subsequent to the date of the accompanying condensed consolidated financial statements.

Total consideration consisted of $30,000 in cash paid and a seller note of $9,580 upon the closing of the first location (reflected in the accompanying condensed consolidated financial statements) and $20,000 in cash and a seller note of $186,767 upon closing of the second location in October (not reflected in the accompanying condensed consolidated financial statements as of September 30, 2018).

The Company allocates the purchase price as of the date of acquisition based on the estimated fair value of the acquired assets and assumed liabilities. The purchase accounting for the Annapolis location was considered preliminary as of September 30, 2018 and is expected to be finalized in the fourth quarter in connection with completion of the transaction to purchase the Colombia location. No proforma information was included as the proforma impact of the acquisition is not material to the condensed consolidated financial statements as of September 30, 2018.

4. ASSETS HELD FOR SALE

The Company entered into Letters of Intent for the sale of its Hooters Nottingham and Hooters Tacoma locations in the first quarter of 2018 and the assets of those operations were reclassified to Assets Held for Sale with impairment charges recognized totaling $1.7 million recognized in the first six months of 2018. The impairment charges primarily consisted of impairment of goodwill and reversal of approximately $720 thousand of foreign exchange losses previously classified in Other Comprehensive loss.

As of September 30, 2018, the letters of intent for Hooters Nottingham and Hooters Tacoma have expired. Management is continuing to explore potential to sell both locations, however there is not a specific program underway currently to locate a buyer or that would otherwise indicate that a disposal is imminent. Accordingly, as of September 30, 2018, management determined that it was appropriate to reclassify those locations from held for sale to operating assets. Management believes that the carrying amount of the assets, following the $1.7 million impairment charge recorded during the nine months ended September 30, 2018, continues to reflect the net realizable value of the properties and that no additional impairment adjustment is warranted at this time.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
Leasehold improvements	$10,882,067	$9,941,223
Restaurant furniture and equipment	6,346,556	5,952,934
Construction in progress	1,063,462	176,939
Office furntiture and equipment	148,451	148,451
	18,440,536	16,219,547
Accumulated depreciation and amortization	(8,908,169)	(7,670,955)
	$9,532,367	$8,548,592

Depreciation and amortization expense was $0.4 million and $1.2 million for the three and nine months ended September 30, 2018 and $0.6 million and $1.6 million for the three and nine months ended September 30, 2017, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill consists of the following:

	September 30, 2018	December 31, 2017
Hooters Full Service	$3,390,307	$4,703,203
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$11,334,910	$12,647,806

	September 30, 2018	December 31, 2017
Beginning Balance	$12,647,806	$12,405,770
Acquisitions	-	-
Adjustments	(1,280,661)	-
Foreign currency translation (loss) gain	(32,235)	242,036
Ending Balance	$11,334,910	$12,647,806

Other intangible assets, consisting of franchise costs, trademarks and tradenames, is summarized by location as follows:

	Estimated Useful Life	September 30, 2018	December 31, 2017

Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	1,056,000	1,056,000

Franchise License Fees:
Hooters South Africa	20 years	239,528	273,194
Hooters Pacific NW	20 years	89,507	74,507
Hooters UK	5 years	-	13,158
		329,035	360,859
Total Intangibles at cost		7,161,965	7,193,789
Accumulated amortization		(1,699,232)	(1,297,057)
Intangible assets, net		$5,462,733	$5,896,732

Amortization expense was $0.4 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

7. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable are summarized as follows:

	September 30, 2018	December 31, 2017
Notes Payable, due December 31, 2018, net of discount of $293,347 and $1,173,390, respectively (a)	$5,706,653	$4,826,610

Notes Payable Paragon Bank (b)	374,424	572,276

Note Payable (c)	75,000	75,000

Note Payable, due March 2019	4,847	-

Receivables financing facilities (d)	48,788	76,109

Bank overdraft facilities, South Africa, annual renewal	117,737	164,619

Equipment financing arrangements, South Africa	5,683	27,297
Total long-term debt	$6,333,132	$5,741,911

Current portion of long-term debt	6,333,132	5,741,911
Long-term debt, less current portion	$-	$-

For the nine months ended September 30, 2018 and 2017 amortization of debt discount was $0.9 million and $0.5 million respectively.

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

The $6 million debentures are due and payable on December 31, 2018. The Company is in discussions with its lenders regarding the terms of an extension or new debenture to replace the expiring debenture. Those discussions are continuing and are expected to be final by the end of the year. Management cannot provide any assurance that it will be successful in negotiating an extension or a new loan or provide any assurance as to the terms and conditions of any new or extended debentures.

b) The Company has two term loans with Paragon Bank (previously three loans, one of which was paid in full in September 2018), all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and contractual maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance	Monthly principal and interest payment
Note 1	9/10/2018	5.50%	$-	$-
Note 2	5/10/2019	5.50%	102,099	11,532
Note 3	8/10/2021	5.50%	272,325	8,500
			$374,424	$20,032

c) The Company has a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted Company common stock to be paid to the lender each month while the note is outstanding.

d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to make payments of $1,965 per day for 210 days. As of October 2017, the daily payment amount was modified to $1,200 per day and the term was extended to February 2018, with total remittance over the life of the loan unchanged. Also, during March 2017 in consideration for proceeds of $150,000, the Company agreed to make payments of $856 per day for 240 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements

As of September 30, 2018, the Company has $49 thousand outstanding under these facilities.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

While the Company has not been notified by its lenders of any specific asserted defaults, management concluded that conditions exist that represent events of technical default under one or more of its note or convertible note obligations. The existence of a technical default in one loan agreement would also trigger cross default provisions applicable to other loan agreements. Management quantified the potential penalties and default interest that could be assessed in the event the loans were deemed by its lenders to be in default. Accordingly, the Company recorded a liability for potential default interest and penalties of $1.3 million as accrued interest in the accompanying consolidated financial statements of September 30, 2018.

8. cONVERTIBLE NOTEs PAYABLE

Convertible notes payable are summarized as follows:

	September 30, 2018	December 31, 2017

6% Convertible notes payable due June 2018 (a)	$3,000,000	$3,000,000
8% Convertible notes payable due March 2019 (b)	-	200,000
Premium on above convertible note	-	12,256

Total Convertible notes payable	3,000,000	3,212,256
Current portion of convertible notes payable	3,000,000	3,000,000
Convertible notes payable, less current portion	$-	$212,256

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company.

In connection with the Company’s agreement to conduct a capital raise in 2016, the lenders agreed to waive certain existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. The Note holders were to receive 10%, pro rata, of the net profit of the Nottingham, England Hooters restaurant, paid quarterly, and 10% of the net proceeds should the location be sold.

The Company entered into a letter of intent for the sale of the Hooters Nottingham facility from which the Company planned to settle a portion of the convertible note. However, the letter of intent has expired. Management is evaluating other alternatives to market the property for sale. (See Note 4 - Assets Held for sale).

Principal and interest under the convertible notes are payable on demand following the maturity on June 30, 2018 are classified as current liabilities on the accompanying condensed consolidated balance sheets.

As of November 13, 2018, the lenders have not demanded payment of principal or unpaid interest, asserted defaults or indicated any imminent action for collection. Management is in discussions with the lenders and intends to enter into an extension or new agreement, but cannot provide assurance that it will be successful in negotiating an extension or new loan or the terms of any new or extended debt.

(b) On February 22, 2018, $200,000 of the Company’s convertible debt was converted into 66,667 shares of Company common stock in accordance with the terms of the convertible debt agreements.

9. accounts payable and accrued expenses

Accounts payable and accrued expenses are summarized as follows:

	September 30, 2018	December 31, 2017

Accounts payable and accrued expenses	$2,521,918	$3,334,089
Accrued taxes (VAT, Sales, Payroll)	2,731,086	1,170,906
Accrued income taxes	71,046	83,878
Accrued interest	1,786,932	1,208,379
	$7,110,982	$5,797,252

To date, approximately $1.6 million of employee and employer taxes have been accrued but not remitted to certain taxing authorities by the Company for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

10. Stockholders’ Equity

The Company has 45,000,000 shares of its $0.0001 par value common stock authorized at both September 30, 2018 and December 31, 2017. The Company had 3,706,563 and 3,045,809 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both September 30, 2018 and December 31, 2017. The Company had 62,876 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Holders of the preferred shares are entitled to receive cumulative dividends out of legally available funds at the rate of 9% per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock at the election of the Company. Shares of common stock issued as dividends are issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to payable date. The preferred shares are non-voting, have a liquidation preference of $13.50 per share and contain a required redemption at $13.50 plus any accrued but unpaid dividends upon maturity in 2023.

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

As of September 30, 2018, the Company had issued 91,029 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. No employee stock options have been issued or are outstanding. The Company issued 15,000 restricted stock units to employees in 2016 and none since that date. Approximately 293,971 shares remain available for grant under the plan.

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

A summary of the warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2018	2,362,615	$16.34	6.2
Granted	403,214	4.50
Exercised	(100,000)	3.50
Forfeited	(94,000)	48.40
Outstanding September 30, 2018	2,571,829	$13.81	5.7

Exercisable September 30, 2018	2,571,829	$13.81	5.7

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
> $40.00	400,518	0.3	400,518
$30.00-$39.99	39,990	1.2	39,990
$20.00-$29.99	77,950	1.3	77,950
$10.00-$19.99	50,300	2.7	50,300
$0.00-$9.99	2,003,071	7.1	2,003,071
	2,571,829	5.7	2,571,829

The Company accepted subscriptions to purchase 403,214 shares of common stock at a purchase price of $3.50 per Share, for a total gross purchase price of approximately $1,411,249 pursuant to a Securities Purchase Agreement dated May 3, 2018 with institutional and accredited investors in a registered direct offering.

The offering was made pursuant to a prospectus supplement filed with the Securities and Exchange Commission on March 8, 2018 and an accompanying prospectus dated October 16, 2017, pursuant to the Company’s shelf registration statement on Form S-3 that was filed with the Securities and Exchange Commission on April 27, 2015, amended on June 3, 2015 and became effective on June 9, 2015.

The Company also agreed to issue unregistered 5 ½ year warrants to purchase up to 403,214 shares of common stock to the investors in a concurrent private placement at an exercise price of $4.50 per share. The Company has agreed to register the resale of the common shares underlying the warrants, which has been completed. The warrants are exercisable for cash in full commencing six months after the issuance date. The warrants qualified for equity accounting.

Larry Spitcaufsky, a director of the Company and greater than 5% shareholder, subscribed for 70,000 Shares and received an equal number of Warrants in the transaction. Michael D. Pruitt, the company’s chairman and Chief Executive Officer also participated in the offering.

On October 1, 2018, the maturity dates for warrants covering 201,974 shares of common stock with strike prices ranging from $55.00 to $70.00 per share were extended from October 1, 2018 to October 1, 2020.

Oak Ridge Financial Services Group, Inc., a registered broker-dealer acted as placement agent for the offering and received, as compensation, 7% of gross proceeds of the amounts subscribed by institutional investors introduced by Oak Ridge, for an aggregate commission of $36,767 and legal expenses in an amount less than $2,500.

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest bearing, short-term advances from Chanticleer Investors, LLC, a related party, in the amount of $191,226 and $191,580 as of September 30, 2018 and December 31, 2017, respectively. The amount owed to Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and member of the Company’s board of directors, is also a lender to the Company for $2 million of the Company’s $6 million in notes payable due December 31, 2018. In connection with this note, the Company made payments of interest to the board member and related entities as required under the notes for the three and nine months ended September 30, 2018 of $40,000 and $120,000, respectively, and $0 during the same periods of 2017.

The Company has also entered into a franchise agreement with entities controlled by Mr. Spitcaufsky providing him with the franchise rights for Little Big Burger in the San Diego area and an option for additional franchise rights in southern California. The Company received royalties of $2,762 and $6,486 during the three and nine months ended September 30, 2018, respectively, and $0 in the same periods of 2017. The Company also received franchise fees of $0 during the three and nine months ended September 30, 2018 and $60,000 for the three and nine month periods of 2017.

12. SEGMENT INFORMATION

The Company is in the business of operating restaurants and its operations are organized by geographic region and by brand within each region. Further, each restaurant location produces monthly financial statements at the individual store level. The Company’s chief operating decision maker reviews revenues and profitability at the group level comprised of: Full Service Hooters, Better Burger Fast Casual, Just Fresh Fast Casual, and Corporate.

The following are revenues and operating income (loss) from continuing operations by segment as of and for the periods presented. The Company does not aggregate or review non-current assets at the segment level.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Hooters Full Service	$3,392,300	$3,619,510	$10,436,597	$10,147,738
Better Burgers Fast Casual	5,692,004	5,850,061	16,854,025	17,176,891
Just Fresh Fast Casual	989,097	1,230,795	3,128,220	3,951,069
Corporate and Other	24,999	24,997	74,997	74,980
	$10,098,400	$10,725,363	$30,493,839	$31,350,678

Operating Income (Loss):(1)
Hooters Full Service	$87,444	$(485,844)	$(1,174,320)	$(1,075,460)
Better Burgers Fast Casual	(133,466)	(399,256)	(253,997)	(457,878)
Just Fresh Fast Casual	(21,280)	(28,301)	(64,057)	(74,185)
Corporate and Other	(604,014)	(485,044)	(1,980,129)	(1,861,764)
	$(671,316)	$(1,398,445)	$(3,472,503)	$(3,469,287)

Depreciation and Amortization
Hooters Full Service	$95,509	$128,857	$303,682	$407,795
Better Burgers Fast Casual	382,802	387,621	1,154,885	1,143,584
Just Fresh Fast Casual	44,525	55,476	133,575	214,928
Corporate and Other	844	844	2,531	2,530
	$523,680	$572,798	$1,594,673	$1,768,837

(1) Note that Operating Income (Loss) includes non-cash impairment charges of $1.7 million and $1.5 for the nine months ended September 30, 2018 and 2017, respectively and $0 and $0.8 million for the three months ended September 30, 2018 and 2017, respectively.

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
United States	$8,038,545	$8,353,053	$23,984,963	$24,863,979
South Africa	1,352,340	1,502,349	4,321,668	4,369,122
Europe	707,515	869,961	2,187,208	2,117,577
	$10,098,400	$10,725,363	$30,493,839	$31,350,678

Operating Income (Loss):(1)
United States	$(711,846)	$(767,659)	$(2,179,967)	$(2,832,502)
South Africa	29,485	(684,022)	50,680	(769,536)
Europe	11,045	53,236	(1,343,215)	132,751
	$(671,316)	$(1,398,445)	$(3,472,503)	$(3,469,287)

Non-current Assets:	September 30, 2018	December 31, 2017
United States	$24,771,692	$24,630,101
South Africa	957,143	1,203,610
Europe	1,850,485	2,549,747
	$27,579,320	$28,383,458

(1) Note that Operating Income (Loss) includes non-cash impairment charges of $1.7 million and $1.5 for the nine months ended September 30, 2018 and 2017, respectively and $0 and $0.8 million for the three months ended September 30, 2018 and 2017, respectively.

13. COMMITMENTS AND CONTINGENCIES

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company, and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of September 30, 2018 or December 31, 2017 in the accompanying condensed consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business. These actions, when ultimately concluded and settled, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the company.

The Company has contractual commitments related to store construction of approximately $0.7 million, of which we expect approximately $0.2 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company.

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

Management’s Analysis of Business

We are in the business of owning, operating and franchising fast casual and full service dining concepts in the United States and internationally. As of September 30, 2018, our system-wide store count totaled 59 locations, consisting of 43 company-owned locations and 16 franchisee-operated locations as summarized below:

	As of September 30, 2018
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	30	5	8	-	43	72.9%
Franchise	16	-	-	-	16	27.1%
Total	46	5	8	-	59	100.0%

	As of December 31, 2017
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Store Count
Company	28	6	8	-	42	76.4%
Franchise	13	-	-	-	13	23.6%
Total	41	6	8	-	55	100.0%

We own, operate and franchise a system-wide total of 46 fast casual restaurants specializing the “Better Burger” category of which 30 are company-owned and 16 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast-casual dining chain consisting of 7 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 10 company-owned locations in the United States and 13 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 16 locations in Oregon, California and North Carolina, of which 13 are company-owned and 3 are operated by franchisees.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Our results of operations are summarized below:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$9,848,302		$10,479,274		-6.0%
Gaming income, net	111,301		115,267		-3.4%
Management fees	24,999		24,999		0.0%
Franchise income	113,798		105,823		7.5%
Total revenue	10,098,400		10,725,363		-5.8%

Expenses:
Restaurant cost of sales	3,259,223	33.1%	3,605,213	34.4%	-9.6%
Restaurant operating expenses	5,781,284	58.7%	6,119,561	58.4%	-5.5%
Restaurant pre-opening and closing expenses	113,000	1.1%	34,349	0.3%	229.0%
General and administrative	1,092,529	10.8%	952,959	8.9%	14.6%
Asset impairment charge	-	0.0%	838,928	7.8%	-
Depreciation and amortization	523,680	5.2%	572,798	5.3%	-8.6%
Total expenses	10,769,716	106.6%	12,123,808	113.0%	-11.2%
Operating loss from continuing operations	$(671,316)		$(1,398,445)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue from continuing operations decreased 5.8% to $10.1 million for the three months ended September 30, 2018 from $10.7 million for the three months ended September 30, 2017.

Revenues by concept and revenue type are further summarized below:

	Three Months Ended September 30, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,578,206	989,097	3,280,999	$-	$9,848,302	97.5%
Gaming income, net	-	-	111,301	-	111,301	1.1%
Management fees	-	-	-	24,999	24,999	0.2%
Franchise income	113,798	-	-	-	113,798	1.1%
Total revenue	$5,692,004	$989,097	$3,392,300	$24,999	$10,098,400	100.0%

	Three Months Ended September 30, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,744,238	1,230,795	3,504,241	$-	$10,479,274	97.7%
Gaming income, net	-	-	115,267	-	115,267	1.1%
Management fees	-	-	-	24,999	24,999	0.2%
Franchise income	105,823	-	-	-	105,823	1.0%
Total revenue	$5,850,061	$1,230,795	$3,619,508	$24,999	$10,725,363	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	-2.9%	-19.6%	-6.4%	-	-6.0%
Gaming income, net	-	-	-3.4%	-	-3.4%
Management fees	-	-	-	0.0%	0.0%
Franchise income	7.5%	-	-	-	7.5%
Total revenue	-2.7%	-19.6%	-6.3%	0.0%	-5.8%

Restaurant revenues from continuing operations decreased 6.0% to $9.8 million for the three months ended September 30, 2018 from $10.5 million for the three months ended September 30, 2017.

●

Restaurant revenue from the Company’s Better Burger group decreased 2.9% to $5.6 million for the three months ended September 30, 2018 from $5.7 million for the three months ended September 30, 2017.

Revenues increased $0.5 million from the contribution of new stores, offset by the reduction in revenue of approximately $0.6 million from the closure of underperforming locations. Same store sales (for locations open over 18 months) decreased 1.5% for the Better Burger group, with American Burger decreasing 5.5%, Little Big Burger increasing 2.5% and BGR decreasing 1.5% from prior year. Excluding the impact of hurricane related closures and weather days impacting store traffic in September 2018, same store sales decreased approximately 0.8% for the Better Burger group.

●	Restaurant revenue from the Company’s Just Fresh group decreased 19.6% to $1.0 million for the three months ended September 30, 2018 from $1.2 million for the three months ended September 30, 2017.

Revenues decreased approximately $0.2 million from the closure of two locations. In addition, Just Fresh experienced lower traffic and higher competition, which offset increased delivery and catering activity, contributing to an overall 1.5% reduction in same store revenues. Excluding the impact of hurricane related closures and weather days impacting store traffic in September 2018, same store sales were increased 0.3% for the Just Fresh group.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 6.4% to $3.3 million for the three months ended September 30, 2018 from $3.5 million for the three months ended September 30, 2017. The Hooters locations in the Pacific Northwest generated same store sales increases of 7.9% on higher takeout and delivery trends. UK revenues decreased 18.7% in US Dollars and 21.8% in local currency while South Africa decreased 2.4% in US Dollars and increased 6.4% on a local currency basis.

Gaming revenue from the Company’s US Hooters locations was relatively unchanged, decreasing 3.4% to $111 thousand from $115 thousand for the period.

Management fee revenue was unchanged at $25 thousand for each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Franchise revenue was increased 7.5% to $114 thousand for the three months ended September 30, 2018 from $106 thousand for the three months ended September 30, 2017. Franchise revenue was favorably impacted by change in revenue recognition under the new accounting guidance adopted on January 1, 2018 which increased quarterly franchise revenue by $21 thousand. The prior year period also included upfront franchise fee revenue which would now be recognized over the life of the franchise agreement under the new accounting guidance if the fee had been received in the current period.

Cost of restaurant sales

Cost of restaurant sales decreased 9.6% to $3.3 million for the three months ended September 30, 2018 from $3.6 million for the three months ended September 30, 2017.

	Three Months Ended
	September 30, 2018		September 30, 2017
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,773,294	31.8%	$1,954,779	34.0%	-9.3%
Just Fresh Fast Casual	343,355	34.7%	421,041	34.2%	-18.5%
Hooters Full Service	1,142,574	34.8%	1,229,393	35.1%	-7.1%
	$3,259,223	33.1%	$3,605,213	34.4%	-9.6%

Cost of restaurant sales improved to 33.1% of net restaurant revenues for the three months ended September 30, 2018 from 34.4% for the three months ended September 30, 2017. Cost of sales improved from 34.0% to 31.8% for the Better Burger business and from 35.1% to 34.8% at our Hooters locations, while cost of sales increased from 34.2% to 34.7% at Just Fresh. Cost of sales in the Burger business improved largely due to favorable movements in beef prices, combined with expansion of our Little big Burger brand which runs lower costs than BGR and American Burger. Cost of sales in the Better Burger business improved largely due to favorable movements in beef prices, combined with expansion of our Little Big Burger brand which runs lower costs than BGR and American Burger. Costs at our Hooters business improved in our US locations and in South Africa, while costs increased in our UK location as food and alcohol costs increased. The Company is planning menu pricing and procedural changes in the UK in late 2018 to offset the cost increases in the local market.

Restaurant operating expenses

Restaurant operating expenses decreased 5.5% to $5.8 million for the three months ended September 30, 2018 from $6.1 million for the three months ended September 30, 2017.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations are included in the following table:

	Three Months Ended
	September 30, 2018		September 30, 2017
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,286,899	58.9%	$3,340,847	58.2%	-1.6%
Just Fresh Fast Casual	537,968	54.4%	692,280	56.2%	-22.3%
Hooters Full Service	1,956,417	59.6%	2,086,434	59.5%	-6.2%
	$5,781,284	58.7%	$6,119,561	58.4%	-5.5%

As a percent of restaurant revenues, operating expenses increased to 58.7% for the three months ended September 30, 2018 from 58.4% for the three months ended September 30, 2017. Operating expenses benefitted from the closure of underperforming locations in prior periods where rent and occupancy costs were higher than our target levels. Those improvements were offset by increases in personnel costs primarily associated with higher minimum wage rates and increased service charges from third party delivery services.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $113 thousand for the three months ended September 30, 2018 from $34 thousand for the three months ended September 30, 2017. We have more new stores under lease and incurring pre-opening rent and other costs in the current year.

General and Administrative Expense (“G&A”)

G&A was increased 14.6% to $1.1 million for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017.

Significant components of G&A are summarized as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
Audit, legal and other professional services	$265,624	$207,898
Salary and benefits	505,663	532,491
Travel and entertainment	53,315	59,411
Shareholder services and fees	32,674	22,639
Advertising, insurance and other	235,253	130,520
Total G&A Expenses	$1,092,529	$952,959

As a percentage of total revenue, G&A increased to 10.8% for the three months ended September 30, 2018 from 8.9% for the three months ended September 30, 2017.

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

Asset impairment charges

The Company did not incur any asset impairment charges for the three months ended September 30, 2018 as compared with $0.8 million during the three months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged at $0.5 million for the three months ended September 30, 2018 and $0.6 million for the three months ended September 30, 2017. Increased depreciation from new stores and increased amortization of franchise right intangibles were more than offset by reduced deprecation from locations that have been closed with related assets written off in the current and prior years.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Three Months Ended
Other Income (Expense)	September 30, 2018	September 30, 2017	% Change
Interest expense	$(630,223)	$(462,870)	36.2%
Other income (expense)	(223,439)	37,838	-
Total other expense	$(853,662)	$(425,032)	67.3%

Other expense increased to $0.9 million for the three months ended September 30, 2018 from $0.4 million for the three months ended September 30, 2017. The change in other expenses, net was primarily due to increased accrued penalty interest accrued penalties and interest on payroll taxes combined with an unrealized loss recognized on investments recognized in the current period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Our results of operations are summarized below:

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$29,802,969		$30,657,215		-2.8%
Gaming income, net	285,578		328,855		-13.2%
Management fee income	74,997		74,982		0.0%
Franchise income	330,295		289,626		14.0%
Total revenue	30,493,839		31,350,678		-2.7%

Expenses:
Restaurant cost of sales	9,912,091	33.3%	10,376,160	33.8%	-4.5%
Restaurant operating expenses	17,008,047	57.1%	17,649,532	57.6%	-3.6%
Restaurant pre-opening and closing expenses	312,652	1.0%	139,545	0.5%	124.1%
General and administrative	3,407,612	11.2%	3,413,001	10.9%	-0.2%
Asset impairment charge	1,731,267	5.7%	1,472,890	4.7%	-
Depreciation and amortization	1,594,673	5.2%	1,768,837	5.6%	-9.8%
Total expenses	33,966,342	111.4%	34,819,965	111.1%	-2.5%
Operating loss from continuing operations	$(3,472,503)		$(3,469,287)		0.1%

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net.

Other percentages are based on total revenue.

Revenue

Total revenue decreased 2.7% to $30.5 million for the nine months ended September 30, 2018 from $31.4 million for the nine months ended September 30, 2017.

Revenues by concept and revenue type are further summarized below:

	Nine Months Ended September 30, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$16,523,730	3,128,220	10,151,019	$-	$29,802,969	97.7%
Gaming income, net	-	-	285,578	-	285,578	0.9%
Management fees	-	-	-	74,997	74,997	0.2%
Franchise income	330,295	-	-	-	330,295	1.1%
Total revenue	$16,854,025	$3,128,220	$10,436,597	$74,997	$30,493,839	100.0%

	Nine Months Ended September 30, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$16,887,265	3,951,069	9,818,881	$-	$30,657,215	97.8%
Gaming income, net	-	-	328,855	-	328,855	1.0%
Management fees	-	-	-	74,982	74,982	0.2%
Franchise income	289,626	-	-	-	289,626	0.9%
Total revenue	$17,176,891	$3,951,069	$10,147,736	$74,982	$31,350,678	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	-2.2%	-20.8%	3.4%	-	-2.8%
Gaming income, net	-	-	-13.2%	-	-13.2%
Management fees	-	-	-	0.0%	0.0%
Franchise income	14.0%	-	-	-	14.0%
Total revenue	-1.9%	-20.8%	2.8%	0.0%	-2.7%

Restaurant revenues decreased 2.8% to $29.8 million for the nine months ended September 30, 2018 from $30.7 million for the nine months ended September 30, 2017.

●

Restaurant revenue from the Company’s Better Burger group decreased 2.2% to $16.5 million for the nine months ended September 30, 2018 from $16.9 million for the nine months ended September 30, 2017. Revenues increased $1.8 million from the contribution of new stores, offset by the reduction in revenue of approximately $2.0 million from the closure of underperforming locations.

Same store sales (for locations open over 18 months) decreased 1.5%, with American Burger decreasing 3.2%, Little Big Burger increasing 1.6% and BGR decreasing 2.8% from prior year. Excluding the impact of hurricane related closures and weather days impacting store traffic in September 2018, same store sales decreased approximately 1.3% for the Better Burger group.

●	Restaurant revenue from the Company’s Just Fresh group decreased 20.8% to $3.1 million for the nine months ended September 30, 2018 from $4.0 million for the nine months ended September 30, 2017. Revenues decreased approximately $0.6 million from the closure of two locations. In addition, Just Fresh experienced lower traffic and higher competition, which offset increased delivery and catering activity, contributing to an overall 5.5% reduction in same store revenues. Excluding the impact of hurricane related closures and weather days impacting store traffic in September 2018, same store sales decreased approximately 4.9% for the Just Fresh group.

●	Restaurant revenue from the Company’s Hooter’s restaurants increased 3.4% to $10.2 million for the nine months ended September 30, 2018 from $9.8 million for the nine months ended September 30, 2017. The Hooters locations in the Pacific Northwest generated same store sales increases of 9.3% on higher takeout and delivery trends. UK revenues increased 3.3% in US Dollars and decreased 3.8% in local currency while South Africa increased 7.7% in US Dollars and 5.9% on a local currency basis.

Gaming revenue decreased 13.2% % to $286 thousand for the nine months ended September 30, 2018 from $329 thousand for the nine months ended September 30, 2017. Gaming was affected by increased competition from the opening of a new casino in the area, as well as a reduction in the percentage of gaming revenue retained by the Company in the first half of 2018. For the three months ended September 30, 2018, the gaming revenue was stronger and in line with prior year performance as traffic improved and the retention percentage reset mid-year.

Management fee revenue was unchanged at $75 thousand for each period. The Company earns management fees for its CEO serving on the Board of Directors of Hooters of America.

Franchise revenue increased 14.0 % to $330 thousand for the nine months ended September 30, 2018 from $290 thousand for the nine months ended September 30, 2017. Franchise revenue was favorably impacted by the change in revenue recognition under the new accounting guidance adopted on January 1, 2018 which increased franchise revenue by $63 thousand. The prior year period benefited from upfront franchise fee revenue which would now be recognized over the life of the franchise agreement under the new accounting guidance if the fee had been received in the current period.

Cost of restaurant sales

Cost of restaurant sales decreased 4.5 % to $9.9 million for the nine months ended September 30, 2018 from $10.4 million for the nine months ended September 30, 2017.

	Nine Months Ended
	September 30, 2018		September 30, 2017
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$5,308,625	32.1%	$5,612,542	33.2%	-5.4%
Just Fresh Fast Casual	1,072,989	34.3%	1,384,379	35.0%	-22.5%
Hooters Full Service	3,530,477	34.8%	3,379,239	34.4%	4.5%
	$9,912,091	33.3%	$10,376,160	33.8%	-4.5%

Cost of restaurant sales improved to 33.3% of net restaurant revenues for the nine months ended September 30, 2018 from 33.8% for the nine months ended September 30, 2017. Cost of sales improved from 33.2% to 32.1% for the Burger group and from 35.0% to 34.3% at Just Fresh, while cost of sales increased from 34.4% to 34.8% at our Hooters locations. Cost of sales in the Better Burger business improved largely due to favorable movements in beef prices, combined with expansion of our Little Big Burger brand which runs lower costs than BGR and American Burger. Costs at our Hooters business improved in our US locations and in South Africa, while costs increased in our UK location as food and alcohol costs increased. The Company is planning menu pricing and procedural changes in the UK in late 2018 to offset the cost increases in the local market.

Restaurant operating expenses

Restaurant operating expenses decreased 3.6% to $17.0 million for the nine months ended September 30, 2018 from $17.7 million for the nine months ended September 30, 2017.

Our restaurant operating expenses as a percentage of restaurant sales for each region of operations are included in the following table:

	Nine Months Ended
	September 30, 2018		September 30, 2017
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$9,425,510	57.0%	$9,614,202	56.9%	-2.0%
Just Fresh Fast Casual	1,669,438	53.4%	2,140,407	54.2%	-22.0%
Hooters Full Service	$5,913,099	58.3%	5,894,923	60.0%	0.3%
	$17,008,047	57.1%	$17,649,532	57.6%	-3.6%

As a percent of restaurant revenues, operating expenses decreased to 57.1% for the nine months ended September 30, 2018 from 57.6% for the nine months ended September 30, 2017. Operating expenses improved due to the closure of underperforming locations where rent and occupancy costs were higher than our target levels. Operating expenses also improved as a percent of revenue as the new locations that were opened over the past 12 months were in our Little Big Burger and BGR brands which have more favorable personnel and occupancy cost requirements than our other brands. Those improvements were partially offset by increases in personnel costs primarily associated with higher minimum wage rates and increased service charges from third party delivery services.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $312 thousand for the nine months ended September 30, 2018 from $140 thousand for the nine months ended September 30, 2017. We have more new stores under lease and incurring pre-opening rent and other costs. We expect pre-opening expenses to continue to increase throughout 2018 as new store preopening activity increases.

General and Administrative Expense (“G&A”)

G&A was unchanged at $3.4 million for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017.

Significant components of G&A are summarized as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Audit, legal and other professional services	$976,258	$883,786
Salary and benefits	1,522,738	1,620,980
Travel and entertainment	144,214	141,310
Shareholder services and fees	52,068	109,612
Advertising, insurance and other	712,334	657,313
Total G&A Expenses	$3,407,612	$3,413,001

As a percentage of total revenue, G&A increased slightly to 11.2% for the nine months ended September 30, 2018 from 10.9% for the nine months ended September 30, 2017 due to lower revenues.

For the current year, approximately $1.9 million for our G&A is attributable to the cost of operating our Corporate office including salaries, travel, audit, legal and other public company and transaction related costs. Approximately $1.5 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger group, Hooters and Just Fresh.

Asset impairment charges

Asset impairment charges totaled $1.7 million for the nine months ended September 30, 2018 as compared with $1.5 million during the nine months ended September 30, 2017. The Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte, North Carolina. In addition, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $1.5 million. The impairment charges were primarily reflected in the first half of 2018, primarily from reducing goodwill, leasehold improvements, intangible assets and property and equipment to estimated net realizable value based on management’s intent with regard to the related store locations.

Depreciation and amortization

Depreciation and amortization expense decreased to $1.6 million for the nine months ended September 30, 2018 and $1.8 million for the nine months ended September 30, 2017. Increased depreciation from new stores and increased amortization of franchise right intangibles were more than offset by reduced deprecation from locations that have been closed with related assets written off in the current and prior years.

OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following:

	Nine Months Ended
Other Income (Expense)	September 30, 2018	September 30, 2017
Interest expense	$(1,895,162)	$(1,946,712)
Loss on extinguishment of debt	-	(95,310)
Other income (expense)	(217,949)	50,050
Total other expense	$(2,113,111)	$(1,991,972)

Other expense increased to $2.1 million for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017. Interest expense was relatively unchanged as the effect of lower interest rates on the Company’s borrowings were offset by increased non-cash amortization of debt discounts and penalty interest. The Company also recognized accrued penalties and interest on payroll taxes and an unrealized loss on investments recognized in the current period. During 2017, the Company modified the terms of certain of its convertible notes resulting in a non-cash loss of $95 thousand.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of September 30, 2018, our cash balance was $1.1 million, our working capital was negative $14.3 million and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plans for the next twelve months contemplate opening seven to ten additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $1.5 million, of which we expect approximately $1.0 million to be funded by private investors and approximately $0.5 million will be funded internally by the Company. We also have $9.3 million of debt obligations due on demand or within the next 3 months plus interest. In addition, if our lenders were to assess default interest and penalties, our obligations could be accelerated and additional interest and penalties of approximately $1.3 million could potentially be assessed. We expect to be able to extend or refinance our current debt obligations and are also exploring the sale of certain assets to reduce debt. In May 2018, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. In January 2018, the Company received net proceeds of $290,000 from the exercise of 100,000 common stock warrants. During the first nine months of 2018, the Company also received $0.8 million in contributions from non-controlling interests for new store construction. However, we cannot provide assurance that we will be able to refinance our long-term debt, sell assets or raise additional capital.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2016 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on September 30, 2018, in the Notes to the Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2018. Our management has determined that, as of September 30, 2018 the Company’s disclosure controls and procedures were not effective.

Management’s report on internal control over financial reporting

Management Responsibility for Internal Control over Financial Reporting. Management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with US GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as September 30, 2018, our internal control over financial reporting was ineffective.

Material Weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal control over financial reporting:

●	The Company performs extensive reconciliation and manual review procedures to ensure that the financial statement results are accurately presented. However, the financial close procedures are not formally documented and was inconsistently applied across the organization for periods prior to mid-2017 at which time management implement a new centralized accounting system and standardized the close process across all its domestic operations.

●	The Company’s financial statements include significant and unusual transactions as well as complex financial instruments that are subject to extensive technical accounting standards that increase the risk of undetected errors and where the Company’s internal resources do not possess deep technical specialization.

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

During the three months ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three month period ending September 30, 2018 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

We are delinquent in payment of payroll taxes to taxing authorities and failure to remit these payments promptly could have a material adverse effect on our business, financial condition and results of operations.

To date, approximately $1.6 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted to certain taxing authorities by the Company for cash compensation paid. As a result, the Company is liable for such payroll taxes. The Company has not received any warnings or demands from the taxing authorities and management is prioritizing these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Company was technically in default of certain provisions of its various debt agreements as of September 30, 2018.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

CHANTICLEER HOLDINGS, INC.

Date: November 14, 2018	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Eric S. Lederer
Eric S. Lederer
Chief Financial Officer
(Principal Accounting Officer)

