Form 10-K
period 2018-12-31
Chanticleer Holdings, Inc.
filed 2019-04-01
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No.

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

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No.

The aggregate market value of the voting stock held by non-affiliates was $10.7 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 3,731,786 shares of common stock issued and outstanding as of March 18, 2019.

Chanticleer Holdings, Inc.

Form 10-K Index

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	The quality of the Company and franchise store operations and changes in sales volume;
●	Our ability to operate our business and generate profits. We have not been profitable to date;
●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;
●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;
●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;
●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;
●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;
●	Our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;
●	Actions of our franchise partners or operating partners which could harm our business;
●	Failure to protect our intellectual property rights, including the brand image of our restaurants;
●	Changes in customer preferences and perceptions;
●	Increases in costs, including food, rent, labor and energy prices;
●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;
●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;
●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;
●	Our food service business and the restaurant industry are subject to extensive government regulation;
●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;
●	Inherent risk in foreign operations and currency fluctuations;
●	Unusual expenses associated with our expansion into international markets;
●	The risks associated with leasing space subject to long-term non-cancelable leases;
●	We may not attain our target development goals and aggressive development could cannibalize existing sales;

●	Potentially volatile conditions in the global financial markets and economies;
●	A decline in market share or failure to achieve growth;
●	Negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;
●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;
●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;
●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;
●	Adverse effects on our results from a decrease in or cessation or claw back of government incentives related to investments; and
●	Adverse effects on our operations resulting from certain geo-political or other events.

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries (collectively referred to as the “Company”).

Restaurant Brands

Better Burgers Fast Casual

We operate and franchise a system-wide total of 49 fast casual restaurants specializing in the “Better Burger” category of which 34 are company-owned and 15 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 7 locations in North Carolina, South Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 11 company-owned locations in the United States and 12 franchisee-operated locations in the United States and the Middle East (2 of the franchisee-operated locations were purchased by the Company in 2018 and became company-owned locations).

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 16 company-owned locations in the Portland, Oregon and Charlotte, North Carolina areas and 3 franchisee-operated locations in California and Texas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplies the capital to open the store in exchange for a noncontrolling interest.

We plan to accelerate expansion of our Better Burger business through a combination of company-owned stores, franchising and partnerships primarily in the United States. Within the Burger group, we plan to focus our resources on growing Little Big Burger, where we are realizing industry-leading margins and returns on capital from our current store locations. We are also considering opportunities to expand the Better Burger business internationally, primarily focusing on those regions where we operate Hooters restaurants to leverage our local infrastructure and management teams across multiple brands.

Just Fresh Fast Casual

We operate Just Fresh, our healthier eating fast casual concept with 5 company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups. We currently hold a 56% controlling interest in Just Fresh.

Our plans for Just Fresh include maximizing cash flow from our current locations while we evaluate the optimal growth strategy for the brand. As we have allocated most of our current internal and financial resources on growing Little Big Burger, we do not anticipate opening new Just Fresh locations in the near term. However, we believe the Just Fresh tradename and operating model provides significant untapped potential for future growth as a company or franchise model and intend to formalize the longer-term growth strategy for this brand over the coming year.

Hooters Full Service

Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

We own and operate 8 Hooters full-service restaurants in the United States, South Africa, and the United Kingdom. Chanticleer started initially as an investor in Hooters of America and, subsequently evolved into a franchisee operator. We continue to hold a minority investment stake in Hooters of America and operate Hooters restaurants in our regions. However, we do not currently intend to invest in growing the Hooters segment and instead plan to utilize the cash flows from this segment to support growth in our other fast casual brands.

Restaurant Geographic Locations

United States

We currently operate ABC, BGR and LBB restaurants in the United States as our Better Burger Group. ABC is in North Carolina, South Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations across the US and internationally. LBB operates in Oregon, Washington and North Carolina, as well as franchise locations in California and Texas.

We operate Just Fresh restaurants in the Charlotte, North Carolina area.

We operate Hooters restaurants in Tacoma, Washington and Portland, Oregon. We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

South Africa

We currently own and operate 5 Hooters restaurants in South Africa: Durban, Pretoria, and Johannesburg (3 locations).

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

Environmental regulation

We are subject to a variety of federal, state and local environmental laws and regulations. Such laws and regulations have not had a significant impact on our capital expenditures, earnings or competitive position.

Local regulation

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

Franchise regulation

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

We also must comply with state and foreign laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s ability to: terminate or not renew a franchise without good cause; interfere with the right of free association among franchisees; disapprove the transfer of a franchise; discriminate among franchisees regarding charges, royalties and other fees; and place new stores near existing franchises. Bills intended to regulate certain aspects of franchise relationships have been introduced into the United States Congress on several occasions during the last decade, but none have been enacted.

Employment regulations

We are subject to state and federal employment laws that govern our relationship with our employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Many of our employees are paid at rates which are influenced by changes in the federal and state wage regulations. Accordingly, changes in the wage regulations could increase our labor costs. The work conditions at our facilities are regulated by the Occupational Safety and Health Administration and are subject to periodic inspections by this agency. In addition, the enactment of recent legislation and resulting new government regulation relating to healthcare benefits may result in additional cost increases and other effects in the future.

Gaming regulations

We are also subject to regulations in Oregon where we operate gaming machines. Gaming operations are generally highly regulated and conducted under the permission and oversight of the state or local gaming commission, lottery or other government agencies.

Other regulations

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

Employees

At December 31, 2018, our locations had approximately 876 employees, including 233 in South Africa, 49 in the United Kingdom, and 594 in the United States. Approximately 57 of our South African employees are represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

Available information

We make available free of charge through our website, www.chanticleerholdings.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, the SEC maintains a free website (www.sec.gov) which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Additionally, we make available free of charge on our internet website: our Code of Ethics; the charter of our Nominating Committee; the charter of our Compensation Committee; and the charter of our Audit Committee.

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

Our financial statements as of December 31, 2018 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

The prior year acquisitions, as well as future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether successfully completed or not, involves risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

●	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

●	problems retaining key personnel;

●	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

●	potential unknown liabilities;

●	difficulties of integration and failure to realize anticipated synergies; and

●	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

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

We have debt financing arrangements that could have a material adverse effect on our financial health and our ability to obtain financing in the future and may impair our ability to react quickly to changes in our business.

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

We may not be able to refinance our current debt obligations. Failure to successfully recapitalize the business could have a material adverse effect on our business, financial condition and results of operations.

The Company and various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities and failure to remit these payments promptly could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2018, approximately $2.3 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted to certain taxing authorities by the Company and certain subsidiaries of the Company for cash compensation paid. As a result, the Company and its subsidiaries are liable for such payroll taxes. The Company and its have received warnings and demands from the taxing authorities and management is prioritizing these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations.

Litigation and unfavorable publicity could negatively affect our results of operations as well as our future business.

We are subject to potential for litigation and other customer complaints concerning our food safety, service and/or other operational factors. Guests may file formal litigation complaints that we are required to defend, whether we believe them to be true or not. Substantial, complex or extended litigation could have an adverse effect on our results of operations if we incur substantial defense costs and our management is distracted. Employees may also, from time to time, bring lawsuits against us regarding injury, discrimination, wage and hour, and other employment issues. Additionally, potential disputes could subject us to litigation alleging non-compliance with franchise, development, support service, or other agreements. Additionally, we are subject to the risk of litigation by our stockholders as a result of factors including, but not limited to, performance of our stock price.

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

In recent years there has been an increase in the use of social media platforms and similar devices that allow individuals’ access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate in its impact. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our Company, exposure of personally identifiable information, fraud or outdated information. The inappropriate use of social media platforms by our guests, employees or other individuals could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation, and create an adverse change in the business climate that impairs goodwill. If we are unable to quickly and effectively respond, we may suffer declines in guest traffic, which could materially affect our financial condition and results of operations.

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

This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. Several other restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could have a material adverse effect on our business, financial condition and results of operations.

We operate in the highly competitive restaurant industry. If we are not able to compete effectively, it will have a material adverse effect on our business, financial condition and results of operations.

We face significant competition from restaurants in the fast-casual dining and traditional fast food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. As we expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete with our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, presentation or ambience, among other things.

Any inability to successfully compete with the restaurants in our markets and other restaurant segments will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenue and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. Several of our competitors compete by offering menu items that are specifically identified as low in carbohydrates, gluten-free or healthier for consumers. In addition, many of our traditional fast food restaurant competitors offer lower-priced menu options or meal packages or have loyalty programs. Our sales could decline due to changes in popular tastes, “fad” food regimens, such as low carbohydrate diets, and media attention on new restaurants. If we are unable to continue to compete effectively, our traffic, sales and restaurant contribution could decline which would have a material adverse effect on our business, financial condition and results of operations.

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

We do not have full operational control over the franchisee-operated restaurants.

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

Our profitability is dependent on our ability to anticipate and react to changes in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh meat and produce subject us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety.

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

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase, and our growth could be negatively impacted.

In addition, our success depends in part upon our ability to attract, motivate and retain enough well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

Various federal and state employment laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

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

We are subject to risks arising under federal and state labor laws.

We are subject to risks under federal and state labor laws, including disputes concerning whether and when a union can be organized, and once unionized, collective bargaining rights, various issues arising from union contracts, and matters relating to a labor strike. Labor laws are complex and differ vastly from state to state.

We are subject to the risks associated with leasing space subject to long-term non-cancelable leases.

We lease all the real property and we expect the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant contingent rent on these properties based on the thresholds in those leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases.

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

During the upcoming stages of our Company’s anticipated growth, we are entirely dependent upon the management skills and expertise of our management and key personnel. We do not have employment agreements with many of our executive officers. The loss of services of our executive officers could dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;
●	they have specialized skills that are important to our operations; or
●	they would be particularly difficult to replace.

If the services of any key management personnel ceased to be available to us, our growth prospects or future operating results may be adversely impacted.

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

Certain foreign economies have experienced shortages in foreign currency reserves and their respective governments have adopted restrictions on the ability to transfer funds out of the country and convert local currencies into U.S. dollars. This may increase our costs and limit our ability to convert local currency into U.S. dollars and transfer funds out of certain countries. Any shortages or restrictions may impede our ability to convert these currencies into U.S. dollars and to transfer funds, including for the payment of dividends or interest or principal on our outstanding debt. If any of our subsidiaries are unable to transfer funds to us due to currency restrictions, we are responsible for any resulting shortfall.

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

Our growth strategy depends in large part on our ability to increase our net restaurant count. The successful development of new units will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis. We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results like those of our existing restaurants. Other risks that could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’/partners’, ability to obtain suitable restaurant locations, obtain required permits and approvals in a timely manner and hire and train qualified personnel.

Our franchisee operators also frequently depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If it becomes more difficult or expensive for our franchisees/partners to obtain financing to develop new restaurants, our planned growth could slow, and our future revenue and cash flows could be adversely impacted.

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

Changes to existing accounting rules or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, new accounting rules will require lessees to capitalize operating leases in their financial statements in future periods which will require us to record significant right of use assets and lease obligations on our balance sheet. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations. In addition, many existing accounting standards require management to make subjective assumptions, such as those required for stock compensation, tax matters, franchise accounting, acquisitions, litigation, and asset impairment calculations. Changes in accounting standards or changes in underlying assumptions, estimates and judgments by our management could significantly change our reported or expected financial performance.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, tradenames and other proprietary intellectual property, including our name and logos and the unique ambience of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Most of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have a material adverse effect on our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on our business and results of operations.

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

Negative publicity could reduce sales at some or all our restaurants.

We may, from time to time, be faced with negative publicity relating to food quality and integrity, the safety, sanitation and welfare of our restaurant facilities, customer complaints, labor issues, or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, employee relationships and welfare or other matters at one or more of our restaurants. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. The risk of negative publicity is particularly great with respect to our franchised restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis and negative publicity from our franchised restaurants may also significantly impact company-operated restaurants. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition, results of operations and cash flows.

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

We have significant obligations under notes payable and convertible debt obligations and we may be deemed in default under certain provisions of our notes payable and convertible debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing and renegotiating terms of existing indebtedness in the near future. Failure to do so would adversely affect our ability to continue operations.

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

We have approximately $14.3 million in current liabilities. In the event that additional working capital is not available, we may be forced to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In the event that management elects to proceed with asset sales and/or store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We have remedied defaults under the 8% non-convertible secured debentures. However, we may not be able to refinance, extend or repay our substantial indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We have approximately $14.3 million in current liabilities. Six million of principal is due on our debt obligations within the next 12 months and an additional $3 million is due within the succeeding 3 months, plus interest. If we are unable to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

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

The current market for our common stock has been characterized by volatile prices. As a result, investors in our common stock may experience a decrease in the value of their securities, including decreases unrelated to our operating performance or prospects. The market price of our common stock is likely to be highly unpredictable and subject to wide fluctuations in response to various factors, many of which are beyond our control. These factors include:

●	quarterly variations in our operating results and achievement of key business metrics;
●	changes in the global economy and in the local economies in which we operate;
●	our ability to obtain working capital financing, if necessary;
●	the departure of any of our key executive officers and directors;
●	changes in the federal, state, and local laws and regulations to which we are subject;
●	changes in earnings estimates by securities analysts, if any;
●	any differences from reported results and securities analysts published or unpublished expectations;
●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
●	future sales of our securities;
●	announcements or press releases relating to the casual dining restaurant sector or to our own business or prospects;
●	negative media and social media coverage;
●	regulatory, legislative, or other developments affecting us or the restaurant industry generally; and
●	market conditions specific to casual dining restaurant, the restaurant industry and the stock market generally.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible notes) and warrants in order to raise capital. We have also issued common stock as compensation for services and incentive compensation for our employees, directors and certain vendors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

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

Item 2: Properties

The Company, through its subsidiaries, leases the land and buildings for our 5 restaurants in South Africa, 1 restaurant in Nottingham, United Kingdom, and 43 restaurant locations in the U.S. The terms for our leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. We also lease our corporate office space in Charlotte, North Carolina.

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

Item 3: Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of December 31, 2018 or 2017 in the accompanying consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2018, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the company’s financial condition, results of operations or cash flows.

Item 4: mine safety disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Capital Market under the symbol “BURG”.

Number of Shareholders and Total Outstanding Shares

As of March 18, 2019, there were 3,731,786, shares of our common stock issued and outstanding, respectively, and approximately 181 shareholders of record at our transfer agent. Because many shares of common stock are held by brokers and other institutions on behalf of individual stockholders and those shares change hands from time to time, we do not receive a precise tally of the total number of shareholders on a regular basis. However, our best estimate of the total holders of our common stock ranges from approximately 2,200 to approximately 2,500 shareholders.

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

Recent Sales of Unregistered Securities

Unregistered sales of our common stock during the first three quarters of 2018 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter or on Current Report on Form 8-K. There were no unregistered sales of common stock during the fourth quarter of 2018 to be reported.

Item 6: Selected Financial Data

Not applicable.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and our audited consolidated financial statements as of and for the year ended December 31, 2018 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Overview

We are in the business of owning, operating and franchising fast casual and full-service dining concepts in the United States and internationally.

We own, operate and franchise a system-wide total of 49 fast casual restaurants specializing the “Better Burger” category of which 34 are company-owned and 15 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast-casual dining chain consisting of 7 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 11 company-owned locations in the United States and 12 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 16 company-owned locations in Oregon, Washington and North Carolina and 3 franchisee-operated locations in California and Texas.

We also own and operate Just Fresh, our healthier eating fast casual concept with 5 company owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate 8 Hooters full-service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

As of December 31, 2018, our system-wide store count totaled 62 locations, consisting of 47 company-owned locations and 15 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

Our results of operations are summarized below:

	Year Ended
	December 31, 2018		December 31, 2017
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$39,665,763		$40,495,166		-2.0%
Gaming income, net	402,611		442,521		-9.0%
Management fee income	100,000		100,000		0.0%
Franchise income	445,335		395,176		12.7%
Total revenue	40,613,709		41,432,863		-2.0%

Expenses:
Restaurant cost of sales	13,288,422	33.5%	13,692,921	33.8%	-3.0%
Restaurant operating expenses	23,565,526	59.4%	23,432,124	57.9%	0.6%
Restaurant pre-opening and closing expenses	412,979	1.0%	319,282	0.8%	29.3%
General and administrative	4,578,788	11.3%	4,545,496	11.0%	0.7%
Asset impairment charge	1,959,510	4.8%	2,395,616	5.8%	-18.2%
Depreciation and amortization	2,163,585	5.3%	2,282,801	5.5%	-5.2%
Total expenses	45,968,810	113.2%	46,668,240	112.6%	-1.5%
Operating loss from continuing operations	$(5,355,101)		$(5,235,377)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentageas are based on total revenue.

Revenue

Total revenue decreased 2.0% to $40.6 million for the year ended December 31, 2018 from $41.4 million for the year ended December 31, 2017. Revenues by concept are summarized below for each period:

	Year Ended December 31, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$22,172,187	$4,054,270	$13,439,306	$-	$39,665,763	97.7%
Gaming income, net	-	-	402,611	-	402,611	1.0%
Management fees	-	-	-	100,000	100,000	0.2%
Franchise income	445,335	-	-	-	445,335	1.1%
Total revenue	$22,617,522	$4,054,270	$13,841,917	$100,000	$40,613,709	100.0%

	Year Ended December 31, 2017
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$22,369,395	$5,060,072	$13,065,699	$-	$40,495,166	97.7%
Gaming income, net	-	-	442,521	-	442,521	1.1%
Management fees	-	-	-	100,000	100,000	0.2%
Franchise income	395,176	-	-	-	395,176	1.0%
Total revenue	$22,764,571	$5,060,072	$13,508,220	$100,000	$41,432,863	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	-0.9%	-19.9%	2.9%	-	-2.0%
Gaming income, net	-	-	-9.0%	-	-9.0%
Management fees	-	-	-	-	0.0%
Franchise income	12.7%	-	-	-	12.7%
Total revenue	-0.6%	-19.9%	2.5%	0.0%	-2.0%

●	Revenue from the Company’s Better Burger Group decreased 0.6% to $22.6 million for the year ended December 31, 2018 from $22.8 million for the year ended December 31, 2017.

Revenues increased $1.7 million from the opening of 4 Little Big Burger restaurants and 1 BGR restaurant during 2018 along with the acquisition of BGR Annapolis and BGR Columbia in 2018. However, the increased revenue from new stores was completely offset by the closure of underperforming locations at BGR and American Burger in 2017 and 2018 which led to a decrease in total revenue for the Better Burger Group.

●	Revenue from the Company’s Just Fresh Group decreased 19.9% to $4.1 million for the year ended December 31, 2018 from $5.1 million for the year ended December 31, 2017. The decline in revenues was primarily from the closure of 1 underperforming location in the fourth quarter of 2017 and another location in the first quarter of 2018.

●	Revenue from the Company’s Hooter’s restaurants increased 2.5% to $13.8 million for the year ended December 31, 2018 from $13.5 million for the year ended December 31, 2017. The increase in Hooters revenue was largely driven by improved sales in the Pacific Northwest restaurant locations.

●	Gaming revenue decreased by 9.0% to $403,000 for the year ended December 31, 2018 from $442,000 for the year ended December 31, 2017. The decline in gaming revenue is partially attributable to increased competition from a new casino property in the area.

●	Management fee income was unchanged at $100,000 for the years ended December 31, 2018 and 2017. The Company derives management fee income from serving as general partner for its investment in HOA LLC and as compensation for the Company’s CEO serving on the board of Hooters of America.

●	Franchise income increased 12.7% to $445,000 for the year ended December 31, 2018 from $395,000 for the year ended December 31, 2017. The increase is attributable to the Company beginning to collect royalties from the Little Big Burger franchisees and the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which resulted in additional franchise revenue being recorded during the year.

Restaurant cost of sales

Restaurant cost of sales decreased 3.0% to $13.3 million for the year ended December 31, 2018 from $13.7 million for the year ended December 31, 2017. Cost of sales by concept are summarized below for each period:

	Year Ended
	December 31, 2018		December 31, 2017
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$7,162,578	32.3%	$7,398,092	33.1%	-3.2%
Just Fresh Fast Casual	1,401,205	34.6%	1,767,032	34.9%	-20.7%
Hooters Full Service	4,724,639	35.2%	4,527,797	34.7%	4.3%
	$13,288,422	33.5%	$13,692,921	33.8%	-3.0%

As a percentage of restaurant sales, net, restaurant cost of sales improved to 33.5% for the year ended December 31, 2018 from 33.8% for the year ended December 31, 2017.

●	Cost of sales in the Better Burger Group improved from 33.1% to 32.3%, Just Fresh improved from 34.9% to 34.6%, while cost of sales for the Hooters locations increased from 34.7% to 35.2%. Cost of sales in the Better Burger business improved largely due to favorable movements in beef prices, combined with expansion of our Little Big Burger brand which runs lower costs than BGR and American Burger.

●	Cost of sales in the Just Fresh business remained relatively consistent percentage-wise compared with fiscal year 2017.

●	Costs of sales in the Hooters business improved in our US locations, while costs increased in our UK and South Africa locations as food and alcohol costs increased.

Restaurant operating expenses

Restaurant operating expenses increased 0.6% to $23.6 million for the year ended December 31, 2018 from $23.4 million for the year ended December 31, 2017. Restaurant operating expenses by concept are summarized below for each period:

	Year Ended
	December 31, 2018		December 31, 2017
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$13,299,693	60.0%	$12,892,870	57.6%	3.2%
Just Fresh Fast Casual	2,208,083	54.5%	2,774,812	54.8%	-20.4%
Hooters Full Service	8,057,750	60.0%	7,764,442	59.4%	3.8%
	$23,565,526	59.4%	$23,432,124	57.9%	0.6%

As a percent of restaurant revenues, operating expenses increased to 59.4% for the year ended December 31, 2018 from 57.9% for the year ended December 31, 2017. Operating expenses increased due to the opening of new stores in the Better Burger group, increases in wage rates and delivery services charges and penalties and interest charges associated with delinquent payroll taxes across all concepts.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $413,000 for the year ended December 31, 2018 compared with $319,000 for the year ended December 31, 2017. The Company has more new Little Big Burger restaurants under lease due to new restaurant openings and other locations still under construction. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction.

General and administrative expense (“G&A”)

G&A increased 1.0% to $4.6 million for the year ended December 31, 2018 from $4.5 million for the year ended December 31, 2017. Significant components of G&A are summarized as follows:

	Year Ended
	December 31, 2018	December 31, 2017	% Change
Audit, legal and other professional services	$1,250,414	$1,159,850	7.81%
Salary and benefits	2,064,693	2,192,825	-5.84%
Travel and entertainment	198,291	195,883	1.23%
Shareholder services and fees	68,708	129,287	-46.86%
Advertising, Insurance and other	996,682	867,651	14.87%
Total G&A Expenses	$4,578,788	$4,545,496	0.73%

As a percentage of total revenue, G&A increased to 11.3% for the year ended December 31, 2018 from 11.0% for the year ended December 31, 2017.

For the current year, approximately $2.7 million is attributable to the cost of operating our Corporate office, including salaries, travel, audit, legal and other public company related costs. Approximately $1.9 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger Group, Hooters, and Just Fresh.

Asset impairment charges

Asset impairment charges totaled $2.0 million for the year ended December 31, 2018 as compared with $2.4 million for the year ended December 31, 2017. The Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte, North Carolina. In addition, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $1.5 million. The impairment charges were primarily reflected in the first half of 2018, primarily from reducing goodwill based on management’s intent with regard to the related store location. The Company no longer has a Letter of Intent to sell the Hooters Nottingham location.

During the year ended December 31, 2017, the Company recognized impairment charges related to the closure of three BGR store locations in the Washington D.C. area, one Just Fresh location in Charlotte and one Hooters location in South Africa. In addition, the Company recognized impairment charges related to one of its Hooters locations in the United States. The impairment charges are primarily non-cash and arise from writing leasehold improvements, intangible assets and property and equipment to estimated net realizable value based on management’s intent to close or sell the related store locations. The Company also had intangible assets representing the fair value of customer contracts acquired in connection with BGR’s franchise business. The Company previously determined this intangible asset to be indefinite lived based on the Company’s expectations of franchisee renewals. During 2017, management revised the expected life of the BGR franchise intangible and determined that the asset was impaired, resulting in an impairment charge of $264,000.

Depreciation and amortization

Depreciation and amortization expense decreased from $2.3 million for the year ended December 31, 2017 to $2.2 million for the year ended December 31, 2018. The decrease is primarily attributable to a decrease in depreciation expense from restaurant closures in 2017 and 2018 as the assets in those stores were primarily written off at closure.

Other income (expense)

Other income (expense) consisted of the following:

	Year Ended
Other Income (Expense)	December 31, 2018	December 31, 2017	% Change
Interest expense	$(2,527,464)	$(2,592,961)	-2.5%
Loss on extinguishment of debt	-	(95,310)	-100.0%
Other income (expense)	(17,926)	112,984	-115.9%
Total other expense	$(2,545,390)	$(2,575,287)	-1.2%

Other expense, net decreased to $2.5 million for the year ended December 31, 2018 from $2.6 million for the year ended December 31, 2017.

Interest expense was relatively unchanged at $2.5 million for the year ended December 31, 2018 compared to $2.6 million for the year ended December 31, 2017.

Other expense was $18,000 for the year ended December 31, 2018 compared to income of $113,000 for the prior year period. In the current year, the Company wrote down an investment which is included in other expenses.

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

	Year Ended
	December 31, 2018	December 31, 2017

Net Cash Provided by (used in) Operating Activities	$575,217	$(724,432)
Net Cash Used in Investing Activities	(2,442,864)	(1,164,302)
Net Cash Provided by Financing Activities	2,070,263	2,081,536
Effect of foreign currency exchange rates on cash	(10,903)	(22,884)
	$191,713	$169,918

Cash provided by operating activities was $575,000 for the year ended December 31, 2018 compared to cash used in activities of $724,000 in the prior year period. The primary drivers of the increase in cash provided by operating activities was the increase in accounts payable and accrued expenses.

Cash used in investing activities for the year ended December 31, 2018 was $2,443,000 compared to $1,164,000 in the prior year period. The primary drivers of the increase in cash used in investing activities was an increase in capital expenditures as it relates to the new Little Big Burgers that were opened in 2018.

Cash provided by financing activities for the year ended December 31, 2018 was $2,070,000 compared to cash provided by financing activities of $2,081,000 in the prior year period. The primary drivers of the cash provided by financing activities during 2018 was proceeds from the sale of common stock and warrants and the contributions from non-controlling members.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2018, our cash balance was $630,000, our working capital was negative $12.6 million, and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;
●	our ability to refinance or otherwise extend maturities of current debt obligations;
●	the level of investment in acquisition of new restaurant businesses and entering new markets;
●	our ability to manage our operating expenses and maintain gross margins as the Company grows;
●	popularity of and demand for the Company’s fast-casual dining concepts; and
●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plan for the next twelve months contemplates opening at least four additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $803,000, of which we expect approximately $125,000 to be funded by private investors and approximately $678,000 will be funded internally by the Company. Of the $678,000 to be funded by the Company, $439,000 is expected to be returned to the Company via tenant improvement refunds. We also have $6 million of principal due on our debt obligations within the next 12 months and $9 million due within the next 15 months plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. We expect to be able to refinance our current debt obligations during 2019 and are also exploring the sale of certain assets and raising additional capital. In May 2018, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. Refer to Note 16 regarding the sale of certain assets in 2019. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise additional capital.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers.

In addition, our business is subject to additional risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 of Notes to the Consolidated Financial Statements in Item 8. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain assets, liabilities, revenues and expenses. Management bases these estimates and assumptions upon the best information available at the time of the estimates or assumptions. The Company’s estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from estimates. The Company believes that the following are its most significant accounting policies:

Revenue recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. The Company elected a practical expedient to aggregate the effect of all contract modifications that occurred before the adoption date, which did not have a material impact to our consolidated financial statements. Results for reporting periods beginning on or after January 1, 2018 are presented under Accounting Standards Codification Topic 606 (“ASC 606”). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 605 (“ASC 605”), the accounting standard then in effect.

Upon adoption, the Company recorded a decrease to opening stockholders’ equity of $1,042,000 with a corresponding increase of $1,042,000 in deferred revenue. Additional franchise income of $83,000 was recognized during the year-ended December 31, 2018 under ASC 606, compared to what would have been recognized under ASC 605.

Prior to the adoption of ASC 606, the Company’s initial franchise fees were recorded as deferred revenue when received and proportionate amounts were recognized as revenue when certain milestones such as completion of employee training, lease signing, and store opening were achieved. With the adoption of ASC 606, such initial franchise fees are deferred and recognized over the franchise license term as discussed further below.

The Company generates revenues from the following sources: (i) restaurant sales; (ii) management fee income; (iii) gaming income; and (iv) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and initial signing fees.

Restaurant Sales, Net

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax and value added tax (“VAT”) collected from customers and remitted to governmental authorities are presented on a net basis within revenue in our consolidated statements of operations.

Management Fee Income

The Company receives revenue from management fees from certain non-affiliated companies, including from managing its investment in Hooters of America which are generally earned and recognized over the performance period.

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

Deferred Revenue

Deferred revenue consists of contract liabilities resulting from initial and renewal franchise license fees paid by franchisees, which are recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed or if the development agreement is terminated.

Leases

Restaurant operations lease certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses, and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the grounds for build out. Accounting for leases involves significant management judgment.

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

Tradename/trademark

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

Franchise Costs

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

COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for our 5 restaurants in South Africa, 1 restaurant in Nottingham, United Kingdom, and 43 restaurant locations in the U.S. The terms for our restaurant leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

We also lease our corporate office space in Charlotte, North Carolina.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents a summary of our contractual operating lease obligations, debt and other contractual commitments as of December 31, 2018:

Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Long-Term Debt Obligations	$6,000,000	$3,000,000	$3,000,000	$-	$-	$-	$-
Convertible Debt Obligations	3,000,000	3,000,000	-	-	-	-	-
Operating Lease Obligations	21,462,746	4,041,976	3,659,620	3,230,270	2,483,514	1,940,765	6,106,601
Purchase Obligations	803,400	803,400	-	-	-	-	-
Total	$31,266,146	$10,845,376	$6,659,620	$3,230,270	$2,483,514	$1,940,765	$6,106,601

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Chanticleer Holdings, Inc. and Subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred approximately $7.2 million of net losses in each of the years ended December 31, 2018 and 2017, and the Company has working capital deficits of approximately $12.6 million and $12.9 million as of December 31, 2018 and 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Charlotte, North Carolina

April 1, 2019

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$629,871	$272,976
Restricted cash	335	165,517
Accounts and other receivables, net	387,239	475,988
Inventories	478,314	460,756
Prepaid expenses and other current assets	179,377	324,324
Assets held for sale, net	-	100,000
TOTAL CURRENT ASSETS	1,675,136	1,799,561
Property and equipment, net	10,467,841	8,548,592
Goodwill	11,280,465	12,647,806
Intangible assets, net	5,123,159	5,896,732
Investments	800,000	800,000
Deposits and other assets	446,639	490,328
TOTAL ASSETS	$29,793,240	$30,183,019

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,386,506	$5,797,252
Current maturities of long-term debt and notes payable, net of unamortized discount and deferred financing costs of $0 and $1,173,190, respectively	3,740,101	5,741,911
Current maturities of convertible notes payable	3,000,000	3,000,000
Due to related parties	185,726	191,850
TOTAL CURRENT LIABILITIES	14,312,333	14,731,013
Long-term debt, net of current maturities	3,000,000	-
Convertible notes payable, net of unamortized premium of $0 and $12,256, respectively	-	212,256
Redeemable preferred stock: no par value, 62,876 shares issued and outstanding, net of discount of $173,914 and $208,697, respectively	674,912	640,129
Deferred rent	2,297,199	2,156,378
Deferred revenue	1,174,506	175,000
Deferred tax liabilities	76,765	779,359
TOTAL LIABILITIES	21,535,715	18,694,135
Commitments and contingencies
Common stock subject to repurchase obligation; 0 and 56,290 shares issued and outstanding, respectively	-	-
Equity:
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 3,715,444 and 3,045,809 shares, respectively	373	305
Additional paid in capital	64,756,903	60,750,330
Accumulated other comprehensive loss	(202,115)	(934,901)
Accumulated deficit	(57,124,673)	(49,109,303)
Total Chanticleer Holdings, Inc, Stockholders’ Equity	7,430,488	10,706,431
Non-Controlling Interests	827,037	782,453
TOTAL EQUITY	8,257,525	11,488,884
TOTAL LIABILITIES AND EQUITY	$29,793,240	$30,183,019

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2018	December 31, 2017
Revenue:
Restaurant sales, net	$39,665,763	$40,495,166
Gaming income, net	402,611	442,521
Management fee income	100,000	100,000
Franchise income	445,335	395,176
Total revenue	40,613,709	41,432,863
Expenses:
Restaurant cost of sales	13,288,422	13,692,921
Restaurant operating expenses	23,565,526	23,432,124
Restaurant pre-opening and closing expenses	412,979	319,282
General and administrative expenses	4,578,788	4,545,496
Asset impairment charge	1,959,510	2,395,616
Depreciation and amortization	2,163,585	2,282,801
Total expenses	45,968,810	46,668,240
Operating loss	(5,355,101)	(5,235,377)
Other (expense) income
Interest expense	(2,527,464)	(2,592,961)
Loss on debt refinancing	-	(95,310)
Other income (expense)	(17,926)	112,984
Total other expense	(2,545,390)	(2,575,287)
Loss before income taxes	(7,900,491)	(7,810,664)
Income tax benefit	701,224	644,429
Consolidated net loss	(7,199,267)	(7,166,235)
Less: Net loss attributable to non-controlling interests	344,847	371,464
Net loss attributable to Chanticleer Holdings, Inc.	$(6,854,420)	$(6,794,771)
Dividends on redeemable preferred stock	(118,604)	(108,206)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(6,973,024)	$(6,902,977)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(1.98)	$(2.73)
Weighted average shares outstanding, basic and diluted	3,520,125	2,525,037

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Year Ended
	December 31, 2018	December 31, 2017

Net loss attributable to Chanticleer Holdings, Inc.	$(6,854,420)	$(6,794,771)
Foreign currency translation gain	732,786	220,757
Total other comprehensive income	732,786	220,757
Comprehensive loss	$(6,121,634)	$(6,574,014)

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Equity

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance, December 31, 2016	2,139,425	$213	$55,926,196	$(1,155,658)	$(42,206,325)	$791,417	$13,355,843
Common stock and warrants issued for:
Cash proceeds, net	499,856	50	939,662	-	-	-	939,712
Business combinations	9,006	1	27,017	-	-	-	27,018
Consulting services	86,389	10	280,659	-	-	-	280,669
Convertible debt	233,255	23	699,740	-		-	699,763
Prefered Unit dividend	20,782	2	54,002	-	(108,207)	-	(54,203)
Convetible debt beneficial conversion feature	-	-	274,167	-	-	-	274,167
Warrants issued with notes payable	-	-	1,837,397	-	-	-	1,837,397
Foreign currency translation	-	-	-	220,757	-	-	220,757
Shares subject to repurchase	56,290	6	348,990	-	-	-	348,996
Non-controlling interest contributions	-	-	362,500	-	-	362,500	725,000
Net loss	-	-	-	-	(6,794,771)	(371,464)	(7,166,234)
Round-up shares in reverse split	806	-	-	-	-	-	-
Balance, December 31, 2017	3,045,809	305	60,750,330	(934,901)	(49,109,303)	782,453	11,488,884

Common stock and warrants issued for:
Cash proceeds, net	403,214	41	1,372,142	-	-	-	1,372,183
Consulting services	56,488	5	154,763	-	-	-	154,768
Convertible debt	66,667	6	199,994	-	-	-	200,000
Prefered Unit dividend	30,466	4	77,452	-	(118,604)	-	(41,148)
Accrued interest on debt	12,800	2	43,343	-	-	-	43,345
Foreign currency translation	-	-	-	732,786	-	-	732,786
Shares issued on exercise of warrants	100,000	10	289,990	-	-	-	290,000
Warrants issued in debt modification	-	-	1,494,999	-	-	-	1,494,999
Shareholder payment for short swing	-	-	5,546				5,546
Non-controlling interest contributions	-	-	-	-	-	900,000	900,000
Non-controlling interest distributions	-	-	-	-	-	(142,225)	(142,225)
Reclassification of Minority Interest	-	-	368,344	-	-	(368,344)	-
Net loss	-	-	-	-	(6,854,420)	(344,847)	(7,199,267)
Cumulative effect of change in accounting principle	-	-	-	-	(1,042,346)	-	(1,042,346)
Balance, December 31, 2018	3,715,444	$373	$64,756,903	$(202,115)	$(57,124,673)	$827,037	$8,257,525

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(7,199,267)	$(7,166,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,163,585	2,282,801
Asset impairment charge	1,959,510	2,395,616
Loss on debt refinancing	-	95,310
Loss on investments	68,101	-
Common stock and warrants issued for services	154,768	280,669
Common stock and warrants issued for interest	-	-
Amortization of debt discount	1,195,918	788,187
Change in assets and liabilities:
Accounts and other receivables	91,798	35,154
Prepaid and other assets	116,154	22,157
Inventory	8,885	23,062
Accounts payable and accrued liabilities	2,626,504	1,039,179
Change in amounts payable to related parties	(6,124)	(2,500)
Deferred income taxes	(702,594)	(706,195)
Deferred revenue	(42,840)	-
Deferred rent	140,820	188,363
Net cash provided by (used in) operating activities	575,218	(724,432)

Cash flows from investing activities:
Purchase of property and equipment	(2,392,864)	(1,625,460)
Cash paid for acquisitions	(50,000)	-
Proceeds from sale of property	-	461,158
Net cash used in investing activities	(2,442,864)	(1,164,302)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,667,729	939,712
Proceeds from sale of redeemable preferred stock, net of offerring costs of $243,480	-	348,171
Loan proceeds	100,000	6,578,090
Payment of deferred financing costs	-	(293,294)
Loan repayments	(455,242)	(6,187,738)
Payments on capital leases	-	(28,405)
Distributions to non-controlling interest	(142,225)	-
Contributions from non-controlling interest	900,000	725,000
Net cash provided by financing activities	2,070,262	2,081,536
Effect of exchange rate changes on cash	(10,903)	(22,884)
Net increase in cash and restricted cash	191,713	169,918
Cash and restricted cash, beginning of year	438,493	268,575
Cash and restricted cash, end of year	$630,206	$438,493

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, continued

	Year Ended
	December 31, 2018	December 31, 2017

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$553,898	$839,816
Income taxes	40,589	27,631

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$200,000	$625,000
Accrued interest settled through issuance of convertible debt	43,345	74,763
Preferred stock dividends paid through issuance of common stock	77,452	54,002
Commons stock issued in connection with working capital adjustment	-	27,018
Debt issued to fund acquisitions	196,366	-
Fixed asset additions included in accounts payable and accrued expenses at year end	510,788	-
Default interest liability paid in connection with warrants issued as part of debt modification	1,494,999	-

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

The Company operates on a calendar year-end. The accounts of one of the Company’s subsidiaries, Hooters Nottingham (“WEW”), was consolidated based on either a 52- or 53-week period ending on the Sunday closest to December 31, 2017. No events occurred related to the difference between the Company’s reporting calendar year end and the Company’s subsidiary year end that materially affected the company’s financial position, results of operations, or cash flows. In 2018, WEW was consolidated on a calendar year-end.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2018, our cash balance was $630,000, our working capital was negative $12.6 million, and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plan for the next twelve months contemplates opening at least four additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $803,000, of which we expect approximately $125,000 to be funded by private investors and approximately $678,000 will be funded internally by the Company. Of the $678,000 to be funded by the Company, $439,000 is expected to be returned to the Company via tenant improvement refunds. We also have $6 million of principal due on our debt obligations within the next 12 months and an additional $3 million due within the succeeding 3 months, plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. We expect to be able to refinance our current debt obligations during 2019 and are also exploring the sale of certain assets and raising additional capital. In May 2018, the Company completed the sale of 403,214 shares of common stock at a price of $3.50 per common share for proceeds of $1.4 million. Refer to Note 16 regarding the sale of certain assets in 2019. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise additional capital.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers. As of December 31, 2018, the Company and its subsidiaries have approximately $2.3 million of accrued employee and employer taxes, including penalties and interest which are due to certain taxing authorities. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include deferred tax asset valuation allowances, valuing options and warrants using the Binomial Lattice and Black-Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates.

REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. The Company elected a practical expedient to aggregate the effect of all contract modifications that occurred before the adoption date, which did not have a material impact to our consolidated financial statements. Results for reporting periods beginning on or after January 1, 2018 are presented under Accounting Standards Codification Topic 606 (“ASC 606”). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 605 (“ASC 605”), the accounting standard then in effect.

Upon adoption, the Company recorded a decrease to opening stockholders’ equity of $1,042,000 with a corresponding increase of $1,042,000 in deferred revenue. Additional franchise income of $83,000 was recognized during the year-ended December 31, 2018 under ASC 606, compared to what would have been recognized under ASC 605.

Prior to the adoption of ASC 606, the Company’s initial franchise fees were recorded as deferred revenue when received and proportionate amounts were recognized as revenue when certain milestones such as completion of employee training, lease signing, and store opening were achieved. With the adoption of ASC 606, such initial franchise fees are deferred and recognized over the franchise license term as discussed further below.

The Company generates revenues from the following sources: (i) restaurant sales; (ii) management fee income; (iii) gaming income; and (iv) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and initial signing fees.

Restaurant Sales, Net

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax and value added tax (“VAT”) collected from customers is excluded from restaurant sales and the obligation is included in taxes payable until the taxes are remitted to the appropriate taxing authorities.

Management Fee Income

The Company receives management fee revenue from certain non-affiliated companies, including from managing its investment in Hooters of America which are generally earned and recognized over the performance period.

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

Deferred Revenue

Deferred revenue consists of contract liabilities resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed or if the development agreement is terminated.

Financial Statement Impact of Transition to ASC 606

Revenue recognized during fiscal year 2018 under ASC 606 and revenue that would have been recognized during fiscal year 2018 had ASC 605 been applied is as follows:

	As reported under	If reported under	Increase/
	ASC 606	ASC 605	(Decrease)
Revenue:
Restaurant sales, net	$39,665,763	$39,665,763	$-
Gaming income, net	402,611	402,611	-
Management fee income	100,000	100,000	-
Franchise income	445,335	362,495	82,840
Total revenue	$40,613,709	$40,530,869	$82,840

Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers are as follows:

	December 31, 2018	December 31, 2017

Accounts Receivable	$227,056	$362,992
Royalty Receivables	5,307	14,796
Gift Card Liability	87,724	80,533
Deferred Revenue	1,174,506	175,000

Business combinations

The Company accounts for business combinations using the acquisition method. As of the acquisition date, the acquirer recognizes, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Goodwill is initially measured at cost, being the excess of the cost of acquisition over the fair value of the net identifiable assets acquired and liabilities assumed. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value and the amount of any non-controlling interest in the acquiree. If the cost of acquisition is lower than the fair value of the net identifiable assets, the difference is recognized in profit. Acquisition costs are expensed as incurred.

Long-lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

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

If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

RESTAURANT PRE-OPENING and closing EXPENSES

Restaurant pre-opening and closing expenses are non-capital expenditures and are expensed as incurred. Restaurant pre-opening expenses consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Restaurant closing expenses consists of the costs related to the closing of a restaurant location and include write-off of property and equipment, lease termination costs and other costs directly related to the closure. Pre-opening and closing expenses are expensed as incurred.

LIQUOR LICENSES

The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. Annual liquor license renewal fees are expensed over the renewal term.

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2018 and 2017, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

fair value of financial instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, other current liabilities, convertible notes payable and notes payable approximate fair value due to the short-term maturities of these financial instruments and/or because related interest rates offered to the Company approximate current rates.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization, which includes amortization of assets held under capital leases, are recorded generally using the straight-line method over the estimated useful lives of the respective assets or, if shorter, the term of the lease for certain assets held under a capital lease. Leasehold improvements are amortized over the lesser of the expected lease term, or the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs that do not improve or extend the useful lives of the assets are not considered assets and are charged to expense when incurred.

The estimated useful lives used to compute depreciation and amortization are as follows:

Leasehold improvements	5-15 years or lease life, if shorter
Restaurant furnishings and equipment	3-10 years
Furniture and fixtures	3-10 years
Office and computer equipment	3-7 years

Goodwill

Goodwill, which is not subject to amortization, is evaluated for impairment annually as of the end of the Company’s year-end, or more frequently if an event occurs or circumstances change, such as material deterioration in performance or a significant number of store closures, that would indicate an impairment may exist. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company’s reporting units are consistent with its operating segments.

When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment in a given year is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.

As discussed in Note 6, the Company did record an impairment charge to its goodwill balance during 2018. The Company performed a quantitative assessment and determined that no additional impairment of goodwill was necessary as of December 31, 2018. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a discounted cash flow model approach and a market approach. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests.

However, management noted that the margin between the estimated fair value and carrying value was relatively narrow for its reporting units for 2018 and that the impairment assessment in future periods would be sensitive to changes in estimates of cash flow, discount rates and other assumptions increasing the risk that an impairment could be triggered in future periods. The Company is also considering various strategies to improve cash flow and reduce long term debt, which could include selling certain of its operating assets, as well as possibly closing certain underperforming store locations to improve operating cash flow.

Those strategic evaluations are ongoing, no decisions have been made, and management can provide no assurance that the Company will proceed with any asset sales, or that such asset sale can be completed on favorable terms, or at all. In the event that management does elect to proceed with asset sales and/or effect store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, property and equipment and other assets would be impacted and the Company could incur significant noncash impairment charges and cash exit costs in future periods.

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

Franchise Costs

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

As of December 31, 2018 and 2017, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of December 31, 2018 and 2017, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	December 31, 2018	December 31, 2017
Warrants	3,684,762	2,362,615
Convertible notes	300,000	366,667
Accrued interest on convertible notes	-	18,681
Total	3,984,762	2,747,963

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses which are included in restaurant operating expenses and general and administrative expenses in the accompanying consolidated statement of operations, totaled $0.4 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt instruments with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The relative fair value of the warrants and conversion was recorded as discount on debt and amortized over the term of the respective debt. For the years ended December 31, 2018 and 2017, amortization of debt discount was $1.2 million and $0.8 million, respectively.

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

concentration of credit risk

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in South Africa or the United Kingdom bank accounts. There was approximately $97,000 and $202,000 in aggregate uninsured cash balances at December 31, 2018 and 2017, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2017 and for the period then ended to conform to the current year presentation. The reclassifications had no effect on consolidated net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, and created Topic 606 (ASC 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that amends the guidance on the classification and measurement of financial instruments (Subtopic 825-10). ASU 2016-01 becomes effective in fiscal years beginning after December 15, 2017, including interim periods therein. ASU 2016-01 removes equity securities from the scope of Accounting Standards Codification (“ASC”) Topic 320 and creates ASC Topic 321, Investments – Equity Securities. Under the new guidance, all equity securities with readily determinable fair values are measured at fair value on the statement of financial position, with changes in fair value recorded through earnings. The update eliminates the option to record changes in the fair value of equity securities through other comprehensive income. Transitional guidance provided that entities with unrealized gains or losses on available for sale (“AFS”) equity securities were required to reclassify those amounts to beginning retained earnings in the year of adoption. The Company adopted the guidance within ASU 2016-01 as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company adopted the guidance within ASU 2016-15 as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the changes in the combined total of restricted and unrestricted cash balance. Amounts generally described as restricted cash or restricted cash equivalents will be combined with unrestricted cash and cash equivalents when reconciling the beginning and end of period balances on the statement of cash flows. Further, the ASU requires a reconciliation of balances from the statement of cash flows to the balance sheet in situations in which the balance sheet includes more than one-line item of cash, cash equivalents, and restricted cash. Companies will also be disclosing the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017. The Company adopted the guidance within ASU 2016-18 as of January 1, 2018. The impact of ASU 2016-18 on its financial statements was as follows: (1) changes in restricted cash balances are no longer shown in the statements of cash flows as previously presented in investing activities, as these balances are now included in the beginning and ending cash balances in the statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years that begin after December 15, 2017 and is to be applied prospectively. The Company adopted the guidance within ASU 2017-01 as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. This update is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted the guidance within ASU 2017-01 as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard provides that a lessee should recognize the assets and the liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the statement of financial position a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients.

The Company will adopt the standard on January 1, 2019, electing the optional transition method to apply the standard as of the transition date. As a result, the Company will not apply the standard to the comparative periods presented.

The Company has elected the transition package of three practical expedients permitted under the new standard, which among other things, allows us to carryforward our historical lease classifications. The Company also made certain accounting policy elections for new leases post-transition, including the election to combine components.

The adoption will have a significant impact to our consolidated balance sheet given the extent of the Company’s real estate lease portfolio. The Company will derecognize all landlord funded assets, deemed financing liabilities and deferred rent liabilities upon transition. The Company will record a right-of-use asset and lease liability for those leases as well as all other existing leases, the majority of which are real estate operating leases. The Company expects the adoption to result in a net increase of between $16 million to $17 million in lease assets and lease liabilities. The difference between the additional lease assets and lease liabilities, net of tax, will be recorded as an adjustment through equity. We are substantially complete with our implementation efforts.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step Two from the goodwill impairment test. Step Two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under this standard, an entity will recognize an impairment charge for the amount by which the carrying value of a reporting unit exceeds its fair value. The standard is effective for any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted as of December 31, 2018 in its annual goodwill impairment test.

3. ACQUISITIONS

On March 7, 2018, the Company entered into an agreement to purchase two BGR franchise locations in Maryland. The Company closed on the purchase of the Annapolis, MD location in the first quarter of 2018 and the Company closed on the Colombia, MD location as of October 1, 2018.

Total consideration consisted of $30,000 in cash paid and a seller note of $9,600 upon the closing of the first location and $20,000 in cash and a seller note of $187,000 upon closing of the second location in October.

The Company allocates the purchase price as of the date of acquisition based on the estimated fair value of the acquired assets and assumed liabilities. The purchase accounting for this acquisition is complete as of December 31, 2018. No proforma information is included as the proforma impact of the acquisition is not material to the consolidated financial statements as of December 31, 2018.

4. INVESTMENTS

Investments at cost consist of the following at December 31, 2018 and 2017:

	2018	2017

Chanticleer Investors, LLC	$800,000	$800,000

Chanticleer Investors LLC – The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC, which in turn holds a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As a result, the Company’s effective economic interest in Hooters of America is approximately 0.6%.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Leasehold improvements	$12,030,450	$9,941,223
Restaurant furniture and equipment	6,389,305	5,952,934
Construction in progress	1,015,853	176,939
Office and computer equipment	73,681	71,965
Office furniture and fixtures	76,486	76,486
	19,585,775	16,219,547
Accumulated depreciation and amortization	(9,117,934)	(7,670,955)
	$10,467,841	$8,548,592

Depreciation and amortization expense was $1,642,943 and $1,950,021 for the years ended December 31, 2018 and 2017, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Hooters Full Service	$3,335,862	$4,703,203
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$11,280,465	$12,647,806

The changes in the carrying amount of goodwill are summarized as follows:

	December 31, 2018	December 31, 2017
Beginning Balance	$12,647,806	$12,405,770
Impairment	(1,191,111)	-
Foreign currency translation gain (loss)	(176,230)	242,036
Ending Balance	$11,280,465	$12,647,806

The Company entered into letters of intent for the sale of its Hooters Nottingham and Hooters Tacoma locations in the first quarter of 2018 and the assets of those operations were reclassified to Assets Held for Sale on the consolidated balance sheet with impairment charges recognized totaling $1.5 million for the year ended December 31, 2018. The impairment charges primarily consisted of impairment of goodwill, net of a reversal of approximately $887,000 of foreign exchange losses previously classified in Other Comprehensive Loss.

The letters of intent for Hooters Nottingham and Hooters Tacoma have expired. Management is continuing to explore potential to sell both locations; however, there is not a specific program underway currently to locate a buyer or that would otherwise indicate that a disposal is imminent. Accordingly, as of September 30, 2018, management determined that it was appropriate to reclassify those locations from held for sale to operating assets. As of December 31, 2018, management believes that the carrying amount of the assets, following the $1.5 million impairment charge, continues to reflect the net realizable value of the properties and that no additional impairment adjustment is warranted at this time.

An evaluation was completed effective December 31, 2018 at which time the Company determined that no additional impairment was necessary for any of the Company’s reporting units.

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at December 31, 2018 and December 31, 2017:

	Estimated Useful Life	December 31, 2018	December 31, 2017
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	827,757	1,056,000

Franchise License Fees:
Hooters South Africa	20 years	234,242	273,194
Hooters Pacific NW	20 years	89,507	74,507
Hooters UK	5 years	12,422	13,158
		336,171	360,859
Total Intangibles at cost		6,940,858	7,193,789
Accumulated amortization		(1,817,699)	(1,297,057)
Intangible assets, net		$5,123,159	$5,896,732

	Periods Ended
	December 31, 2018	December 31, 2017
Amortization expense	$520,642	$302,879

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

	December 31, 2018	December 31, 2017

Notes Payable, net of discount of $1,173,190 at December 31, 2017 (a)	$6,000,000	$4,826,610
Notes Payable Paragon Bank (b)	319,983	572,276
Note Payable (c)	75,000	75,000
Receivables financing facilities (d)	124,205	76,109
Notes Payable (e)	144,004	-
Bank overdraft facilities, South Africa, annual renewal	76,909	164,619
Equipment financing arrangements, South Africa	-	27,297

Total debt	6,740,101	5,741,911
Current portion of long-term debt	3,740,101	5,741,911
Long-term debt, less current portion	$3,000,000	$-

For the year ended December 31, 2018 and 2017, amortization of debt discount was $1,173,190 and $782,260, respectively.

(a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,200,000 shares of common stock (as adjusted for the Company’s subsequent one-for-ten reverse stock split) to accredited investors. The debentures bear interest at a rate of 8% per annum, payable in cash quarterly in arrears. The debentures mature on December 31, 2018 and contain customary financial and other covenants, including a requirement to maintain positive annual earnings before interest, taxes, depreciation and amortization. The debentures are secured by a second priority security interest on the Company’s assets and the obligation is guaranteed by the Company’s subsidiaries. The debentures contain a mandatory redemption provision that is triggered by an asset sale. Sale of greater than 33% of the Company’s assets will also trigger an event of default. Upon any event of default, in addition to other customary remedies, the holders have the right, at their sole option, to purchase Little Big Burger from the Company, for an aggregate purchase price of $6,500,000. The warrants have an exercise price of $3.50 (as adjusted for the reverse stock split) and a ten-year term. Warrants to purchase 800,000 shares include a beneficial ownership limit upon exercise of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant; warrants to purchase the remaining 400,000 shares were amended to increase the beneficial ownership limit upon exercise to 19.99%. The shares of common stock underlying the warrants have registration rights, and, if the warrant shares were not registered, the holders would have the right to cashless exercise. The registration statement underlying the warrants was declared effective on October 30, 2017.

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

Five million dollars of the net proceeds from the offering were remitted to Florida Mezz, $500,000 was reserved to fund the opening of new stores, and the balance of $206,746, after transaction expenses, was used for working capital and general corporate purposes. As of December 31, 2018, $335 of the proceeds reserved to fund the opening of new stores remains unexpended and has been presented as restricted cash in the accompanying 2018 consolidated balance sheet.

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

The $6 million loan was accounted for as a new borrowing with consideration allocated between the loan and the warrants based upon the relative fair value of the loan and the warrants. The Company valued the warrants associated with the new debt obligation using the Black-Sholes model, which resulted in the allocation of $1.7 million to additional paid in capital with a corresponding offset to debt discount. In addition, there were $0.3 million in debt origination costs that are also accounted for as an offset to outstanding debt. The resulting debt discount of $2.0 million was amortized to interest expense over the 20-month term of the notes (amount was fully amortized at December 31, 2018).

The Company entered into an amendment to the 8% non-convertible secured debentures in December 2018. The maturity date was extended to March 31, 2020; provided however, if 50% of the principal balance of the debentures is not paid on or prior to December 31, 2019, the holders of the debentures in the aggregate principal amount greater than $3 million, acting together, may demand full and immediate payment to the Company upon 15 days’ written notice. In addition, each holder received new warrants to purchase 1,200,000 shares of common stock. The warrants have an exercise price of $2.25 and are not exercisable for a period of six months. This amendment was accounted for as a debt modification and the fair value of the warrants, determined using the Black-Scholes model, of $1.5 million was recorded as additional paid-in-capital at December 31, 2018. In connection with the debt modification, $1.5 million of accrued default interest on the 8% non-convertible secured debentures was written off.

(b) The Company has two outstanding term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance
Note 1	5/10/2019	5.25%	$68,451
Note 2	8/10/2021	6.50%	251,532
			$319,983

(c) The Company has a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted company common stock to be paid to the lender each month while the note is outstanding.

(d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to make payments of $1,965 per day for 210 days. As of October 2017, the daily payment amount was modified to $1,200 per day and the term was extended to February 2018, with total remittance over the life of the loan unchanged. During March 2017 in consideration for proceeds of $150,000, the Company agreed to make payments of $856 per day for 240 days. Lastly, during October 2018, in consideration for proceeds of $100,000, the Company agreed to make payments of $585 per day for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with the Receivables Financing Agreements. Total outstanding on these advances is $124,205 at December 31, 2018

(e) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $144,004 at December 31, 2018.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

As of December 31, 2018, management concluded that no conditions exist that represent events of technical default under the 8% non-convertible secured debentures. The default interest that had been accrued previously was written off against the fair value of the warrants that were issued in the December 2018 amendment to the 8% non-convertible secured debentures. In accordance with the December 2018 amendment, the holders of the 8% non-convertible secured debentures must notify the Company if there is an event of default for the default provisions to be triggered. Conditions may exist whereby the Company has failed a covenant, but the default provisions have not yet been triggered as the Company has not received notice from the noteholders.

As of December 31, 2017, management concluded that conditions existed that represented events of technical default under one or more of its note or convertible note obligations. Management quantified the potential penalties and default interest that could be assessed in the event the loans were deemed by its lenders to be in default. Accordingly, the Company recorded a liability for potential maximum default interest and penalties of $881,000 as accrued interest in the accompanying consolidated financial statements of December 31, 2017.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	December 31, 2018	December 31, 2017

6% Convertible notes payable due June 2018 (a)	$3,000,000	$3,000,000
8% Convertible notes payable due March 2019 (b)	-	200,000
Premium on above convertible note	-	12,256
Total Convertible notes payable	3,000,000	3,212,256
Current portion of convertible notes payable	3,000,000	3,000,000
Convertible notes payable, less current portion	$-	$212,256

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. In connection with the Company’s agreement to conduct capital raise in 2016, the lenders agreed to waive certain existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. As of December 31, 2018, these convertible notes payable remain outstanding.

(b) On February 22, 2018, $200,000 of the Company’s convertible debt was converted into 66,667 shares of Company common stock in accordance with the terms of the convertible debt agreements.

9. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	December 31, 2018	December 31, 2017

Accounts payable and accrued expenses	$2,096,642	$3,678,691	*
Accrued taxes (VAT, Sales, Payroll, etc.)	3,243,806	826,305
Accrued income taxes	61,790	83,878
Accrued interest	1,984,268	1,208,378
	$7,386,506	$5,797,252

*Amount excludes deferred revenue which is broken out separately on the balance sheet in this 10-K filing.

As of December 31, 2018, approximately $2.3 million of employee and employer taxes, including penalties and interest, have been accrued but not remitted to certain taxing authorities by the Company and its subsidiaries for cash compensation paid. As a result, the Company and its subsidiaries are liable for such payroll taxes and any related penalties and interest.

10. INCOME TAXES

The breakout of the loss from continuing operations before income taxes between domestic and foreign operations is below:

	2018	2017
Loss before income taxes
United States	$(6,550,167)	$(6,925,267)
Foreign	(1,350,324)	(885,397)
	$(7,900,491)	$(7,810,664)

The income tax benefit for the years ended December 31, 2018 and 2017 consists of the following:

	2018	2017
Foreign
Current	$1,803	$61,766
Deferred	18,216	265,809
Change in Valuation Allowance	(8,010)	(277,126)
U.S. Federal
Current	-	-
Deferred	(1,305,934)	2,682,311
Change in Valuation Allowance	291,721	(3,362,028)
State and Local
Current	-	-
Deferred	(99,938)	65,450
Change in Valuation Allowance	400,918	(80,611)
	$(701,224)	$(644,429)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

The benefit for income tax using statutory U.S. federal tax rate of 21% is reconciled to the Company’s effective tax rate as of December 31, 2018 and 2017 is as follows:

	2018	2017
Computed “expected” income tax benefit	$(1,659,103)	$(2,392,649)
State income taxes, net of federal benefit	(99,938)	(276,243)
Noncontrolling interest	87,389	140,879
Permanent Items	147,602	4,025
Capital loss expiration	50,220	-
Federal expense of tax rate change	-	4,836,697
Foreign Tax Expense	1,803	61,766
Other	86,174	169,244
Change in valuation allowance	684,629	(3,188,148)
	$(701,224)	$(644,429)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets at December 31, 2018 and 2017 were:

	2018	2017
Net operating loss carryforwards	$11,106,000	$10,279,350
Capital loss carryforwards	-	50,226
Section 1231 loss carryforwards	79,869	78,176
Charitable contribution carryforwards	23,770	22,618
Section 163(j) limitation	479,264	-
Other	91,764	10,154
Restaurant startup expenses	23,369	-
Accrued expenses	159,623	68,477
Deferred occupancy liabilities	128,936	151,531
Revenue recognition	243,059	-
Total deferred tax assets	12,335,654	10,660,532

Property and equipment	-	(72,553)
Other asset and liability impairment	(122,326)	(62,008)
Investments	(204,863)	(114,519)
Intangibles and Goodwill	(432,572)	(465,841)
Total deferred tax liabilities	(759,761)	(714,921)

Net deferred tax assets	11,575,893	9,945,611
Valuation allowance	(11,652,658)	(10,724,970)
	$(76,765)	$(779,359)

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

As of December 31, 2018 and 2017, the Company has U.S. federal and state net operating loss carryovers of approximately $41,266,000 and $38,590,000 respectively, which will expire at various dates beginning in 2031 through 2036, if not utilized with exception of loss carryovers generated in 2018. As a result of TCJA, net operating losses generated in 2018 and beyond have indefinite lives. As of December 31, 2018 and 2017 the Company has foreign net operating loss carryovers of approximately $2,330,000 and $2,360,000 (for South Africa), respectively. Depending on the jurisdiction, some of these net operating loss carryovers will begin to expire within 5 years, while other net operating losses can be carried forward indefinitely as long as the company is trading. In accordance with Section 382 of the internal revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past 3 years were analyzed and it was determined that there was no change of control as of December 31, 2018.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2018 and December 31, 2017 the change in valuation allowance was approximately $927,688 and ($2,904,457), respectively. The change in the valuation allowance for the year ended December 31, 2018 is net of the deferred tax adjustment from the implementation of ASC 606.

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

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2018 and 2017, no interest or penalties were required to be reported.

The Company previously did not record a provision for taxes on undistributed foreign earnings, based on an intention and ability to permanently reinvest the earnings of its foreign subsidiaries in those operations. Under the Tax Cuts and Jobs Act, the Company has re-assessed its strategies by evaluating the impact of the Tax Cuts and Jobs Act on its operations. As a result of the Act, the Company analyzed if a liability needed to be recorded for the deemed repatriation of undistributed earnings. It was determined that there is a $0 outstanding liability associated with this based on overall negative undistributed earnings (accumulated deficit) in the consolidated foreign group.

Additionally, the Company had previously recorded a deferred tax liability associated with deemed repatriated earnings from UK, based on the Tax Cuts and Jobs Act, any future repatriation of dividends would qualify for a full participation exemption, thus removing the deferred tax liability as of December 31, 2017. The full value of the liability was previously fully offset but carryover NOLs, thus there is not impact to the overall tax expense of the Company.

During the 2018 fiscal year, numerous provisions of the TCJA went into effect. The Company evaluated these provisions and incorporated the estimated impact in the 2018 income tax expense. These provisions include, but are not limited to, reductions in the corporate income tax rate with regard to current income taxes, limitations with regard to interest expense under IRC §163(j) that disallows a portion of interest expense but is carried forward with no future expiration, changes to the deductibility of meals and entertainment, changes to bonus depreciation and a reduced tax rate on foreign export sales.

An additional provision of the TJCA is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During fiscal 2018, the Company incurred less than $100,000 of additional taxable income as a result of this provision. This increase of taxable income was incorporated into the overall net operating loss and valuation allowance.

11. EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both December 31, 2018 and December 31, 2017. The Company had 3,715,444 and 3,045,809 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both December 31, 2018 and December 31, 2017. Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to the date of issuance. Dividends will be paid prior to any dividend to the holders of common stock. The Series 1 Preferred is non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. Chanticleer is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of December 31, 2018 and 2017, 62,876 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering.

On October 12, 2017, the Company entered into a Securities Purchase Agreement with institutional and accredited investors in a registered direct offering for the sale of 499,856 shares of common stock at a purchase price of $2.00 per share, for a total gross purchase price of $939,712. The Securities Purchase Agreement contains customary representations, warranties and covenants. The Company also agreed to issue unregistered 5 ½ year warrants to purchase up to 499,857 shares of common stock (“Warrants”) to the investors in a concurrent private placement at an exercise price of $3.50 per share. The Company has agreed to register the resale of the common shares underlying the Warrants and the registration was declared effective in October 2017. The Warrants are exercisable for cash in full commencing six months after the issuance date.

On May 3, 2018, the Company entered into a Securities Purchase Agreement with institutional and accredited investors in a registered direct offering for the sale of 403,214 shares of common stock at a purchase price of $3.50 per share, for a total gross purchase price of approximately $1,411,249 pursuant to a Securities Purchase Agreement dated May 3, 2018 with institutional and accredited investors in a registered direct offering. The Company also has issued warrants to investors in connection with financing transactions. Fair value of any warrant issuances is valued utilizing the Black-Scholes model. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected stock price volatility for the Company’s warrants was determined by the historical volatilities for industry peers and used an average of those volatilities. The Company also agreed to issue unregistered 5 ½ year warrants to purchase up to 403,214 shares of common stock to the investors in a concurrent private placement at an exercise price of $4.50 per share. The Company has agreed to register the resale of the common shares underlying the warrants, which has been completed. The warrants are exercisable for cash in full commencing six months after the issuance date. The warrants qualified for equity accounting.

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

Options and Warrants

The Company’s shareholders have approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 400,000 shares post stock-split have been approved for grant.

As of December 31, 2018, the Company had issued 109,536 restricted and unrestricted shares on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. The Company issued 15,000 restricted stock units to employees in 2016 and none since that date. No employee stock options have been issued or are outstanding as of December 31, 2018 and December 31, 2017. Approximately 275,464 shares remained available for grant in the future.

On October 1, 2018, the maturity dates for warrants covering 201,974 shares of common stock with strike prices ranging from $55.00 to $70.00 per share were extended from October 1, 2018 to October 1, 2020.

A summary of the warrant activity during the years ended December 31, 2018 and 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding January 1, 2017	922,203	$49.80	1.7
Granted	1,699,857	3.50	-
Exercised	-	-	-
Forfeited	(259,445)	51.01	-
Outstanding December 31, 2017	2,362,615	16.34	2.2
Granted	1,603,214	2.82
Exercised	(100,000)	3.50
Forfeited	(181,067)	50.28	7.1
Outstanding December 31, 2018	3,684,762	$9.14	7.1

Exercisable December 31, 2018	3,684,762	$9.14	7.1

Exercise Price		Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants
$	>40.00	313,451	1.4	313,451
	$30.00-$39.99	39,990	0.9	39,990
	$20.00-$29.99	77,950	1.1	77,950
	$10.00-$19.99	50,300	2.5	50,300
	$0.00-$9.99	3,203,071	8.0	3,203,071
		3,684,762	7.1	3,684,762

12. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Chanticleer Investors, LLC	$185,726	$191,850
	$185,726	$191,850

The amount from Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and member of the Company’s Board of Directors, is also a lender to the Company for $2 million of the Company’s $6 million in secured debentures. In connection with the secured debentures, the Company made payments of interest to the board member of $84,000 and $66,222 for the years ended December 31, 2018 and 2017, respectively, as required under the Notes.

Mr. Spitcaufsky also subscribed for 70,000 shares in connection with the May 3, 2018 Securities Purchase Agreement and received an equal number of warrants in the transaction. Michael D. Pruitt, the Company’s chairman and Chief Executive Officer also participated in the offering.

The Company has also entered into a franchise agreement with entities controlled by Mr. Spitcaufsky providing him with the franchise rights for Little Big Burger in the San Diego area and an option for southern California. The Company received franchise fees totaling $60,000 under this arrangement during 2017. The Company received royalties of $9,178 and $0 from the Little Big Burger franchises controlled by Mr. Spitcaufsky in 2018 and 2017, respectively. Subsequent to December 31, 2018, Mr. Spitcaufsky closed both of his franchised Little Big Burger restaurants in 2019.

13. SEGMENTS OF BUSINESS

The Company is in the business of operating restaurants and its operations are organized by geographic region and by brand within each region. Further each restaurant location produces monthly financial statements at the individual store level. The Company’s chief operating decision maker reviews revenues and profitability at the individual restaurant location level, as well as for Full-Service Hooters, Better Burger Fast Casual and Just Fresh Fast Casual level, and corporate as a group.

The following are revenues and operating income (loss) from continuing operations by segment as of and for the years ended December 31, 2018 and 2017. The Company does not aggregate or review non-current assets at the segment level.

	Year Ended
	December 31, 2018	December 31, 2017
Revenue:
Hooters Full Service	$13,841,917	$13,508,220
Better Burgers Fast Casual	22,617,522	22,764,571
Just Fresh Fast Casual	4,054,270	5,060,072
Corporate and Other	100,000	100,000
	$40,613,709	$41,432,863

Operating Income (Loss):
Hooters Full Service	$(1,280,336)	$(1,188,598)
Better Burgers Fast Casual	(1,216,513)	(537,971)
Just Fresh Fast Casual	(124,863)	(256,319)
Corporate and Other	(2,733,389)	(3,252,489)
	$(5,355,101)	$(5,235,377)

Depreciation and Amortization
Hooters Full Service	$399,914	$496,996
Better Burgers Fast Casual	1,582,197	1,459,527
Just Fresh Fast Casual	178,100	322,904
Corporate and Other	3,374	3,374
	$2,163,585	$2,282,801

The following are revenues and operating income (loss) from continuing operations and non-current assets by geographic region as of and for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
Revenue:
United States	$31,930,427	$32,804,708
South Africa	5,825,967	5,777,306
Europe	2,857,315	2,850,849
	$40,613,709	$41,432,863

Operating Income (Loss):
United States	$(5,666,969)	$(4,554,429)
South Africa	139,088	(798,914)
Europe	172,780	117,966
	$(5,355,101)	$(5,235,377)

Non-current Assets:	December 31, 2018	December 31, 2017
United States	$24,795,368	$24,630,101
South Africa	909,514	1,203,610
Europe	2,413,222	2,549,747
	$28,118,104	$28,383,458

14. COMMITMENTS AND CONTINGENCIES

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

Rent obligations for the next five fiscal years and thereafter are presented below:

December 31, 2019	$4,041,976
December 31, 2020	3,659,620
December 31, 2021	3,230,270
December 31, 2022	2,483,514
December 31, 2023	1,940,765
Thereafter	6,106,601
$21,462,746

Rent expense for the years ended December 31, 2018 and December 31, 2017 was $4.6 million and $3.7 million, respectively. Rent expense for the years ended December 31, 2018 and 2017 for the Company’s restaurants was $4.5 million and $3.7 million, respectively, and is included in the “Restaurant operating expenses” and “Restaurant pre-opening and closing expenses” (for rent incurred at restaurant locations not yet open) of the Consolidated Statements of Operations. Rent expense related to non-restaurant facilities of $50 thousand for both years ended December 31, 2018 and 2017 was included in the “General and administrative expense” of the Consolidated Statements of Operations.

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of December 31, 2018 or 2017 in the accompanying consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2018, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the company’s financial condition, results of operations or cash flows.

15. NON-CONTROLLING INTERESTS

The Company’s consolidated financial statements include the accounts of entities where the Company has operating control but may own less than 100% of the equity interest in the LLC or other entity. A significant element of the Company’s plans to finance growth is through the use of partnerships where private investors contribute all or substantially all of the capital required to open its Little Big Burger restaurants in return for an ownership interest in the LLC and an economic interest in the net income of the restaurant location. The Company manages the operations of the restaurant in return for a management fee and an economic interest in the net income of the restaurant location. While terms may vary by LLC, the investor generally contributes between $250,000 and $350,000 per location and is entitled to 80% of the net income of the LLC until such time as the investor recoups the initial investment and the investor return on net income changes from 80% to 50%, and in certain cases to 20%, of net income. The Company contributes the intellectual property and management related to operating a Little Big Burger, manages the construction, opening and ongoing operations of the store in return for a 5% management fee and 20% of net income until such time as the investor recoups the initial investment and the Company return on net income changes from 20% to 50%, and in certain cases to 80%, of net income.

In addition to the Little Big Burger LLC’s referred to above, the Company holds less than a 100% interest in its Just Fresh subsidiaries and several of its consolidated legal entities in South Africa.

The accounts of these partnerships are included in the consolidated accounts of the Company and intercompany transactions, including management fees and intercompany loans and advances, are eliminated in consolidation. The carrying amount of the Company’s interest in subsidiaries where owns less than 100% is adjusted quarterly based on the company’s ownership of the net assets of each entity.

The carrying amount of assets and liabilities of consolidated subsidiaries with non-controlling interests are as follows (refer to Footnote 1 Organization for details of the Company’s ownership percentages for each entity):

December 31, 2018	LBB Hassalo LLC	LBB Platform LLC	LBB Progress Ridge LLC	LBB Green Lake LLC	American Burger Prosperity, LLC (DBA LBB Propserity)	LBB Wallingford LLC	LBB Capitol Hill LLC	LBB Rea Farms LLC
Cash	$13,690	$22,363	$21,790	$588	$8,095	$9,238	$3,800	$4,306
Accounts receivable	165	(17)	3,652	-	1,777	1,896	-	209
Inventory	4,682	3,213	5,781	-	3,261	3,265	-	4,965
Property, plant and equipment	249,902	190,017	252,322	144,953	353,907	539,713	408,644	398,497
Goodwill and intangible assets	-	-	-	-	-	-	-	-
Other assets	4,320	5,447	10,364	4,332	5,000	10,840	15,259	4,520
Due from (to) Chanticleer and affiliates	118,500	173,600	132,844	(28,829)	(205,782)	(291,452)	(190,138)	(81,037)
Total Assets	391,259	394,623	426,753	121,045	166,258	273,500	237,566	331,461

Accounts payable and accrued liabilites	59,373	45,537	62,441	128,945	31,875	71,928	151,585	132,760
Debt	-	-	-	-	-	-	-	-
Deferred rent	80,323	74,430	105,326	4,279	45,750	105,503	32,310	730
Total Liabilties	139,696	119,966	167,766	133,225	77,625	177,431	183,896	133,490

Net Book Value attribuable to Chanticleer and affiliates	201,251	219,726	129,493	(6,090)	44,316	48,035	26,835	98,986
Net Book Value attribuable to Non-Controlling Interest	50,313	54,931	129,493	(6,090)	44,316	48,035	26,835	98,986
Net Book Value	$251,563	$274,657	$258,987	$(12,180)	$88,633	$96,069	$53,670	$197,971

December 31, 2018	LBB Multnomah Village LLC	LBB Magnolia LLC	JF Restaurants, LLC	DINE OUT	Hooters Emperors Palace (PTY) Ltd	Hooters on the Buzz (PTY) Ltd.	Hooters Umhlang (Pty) Ltd.	Hooters Wings Mgmt Company	Total
Cash	$8,106	$4,850	$29,668	$-	$56,868	$313	$14,400	$3,372	$201,448
Accounts receivable	2,801	259	14,806	-	6,586	-	1,585	38,907	72,627
Inventory	3,588	4,110	34,467	-	21,033	27,048	22,171	-	137,584
Property, plant and equipment	297,430	272,996	226,818	-	64,130	52,775	39,578	3,465	3,495,149
Goodwill and intangible assets	-	-	1,000,751	-	32,535	23,746	23,465	-	1,080,498
Other assets	10,483	12,620	24,670	-	23,978	3,988	5,949	-	141,769
Due from (to) Chanticleer and affiliates	72,085	46,660	(299,797)	(32,183)	855,758	(232,167)	93,052	(325,075)	(193,959)
Total Assets	394,493	341,495	1,031,384	(32,183)	1,060,889	(124,298)	200,200	(279,331)	4,935,115

Accounts payable and accrued liabilites	50,138	20,685	631,341	-	418,980	198,817	55,320	17,564	2,077,288
Debt	-	-	-	-	-	32,477	-	-	32,477
Deferred rent	122,360	98,776	20,455	-	18,423	30,178	14,045	22,191	775,079
Total Liabilties	172,498	119,461	651,796	-	437,403	261,472	69,365	39,755	2,884,844

Net Book Value attribuable to Chanticleer and affiliates	110,998	111,017	214,664	(28,643)	548,668	(366,481)	117,752	(247,292)	1,223,234
Net Book Value attribuable to Non-Controlling Interest	110,998	111,017	164,924	(3,540)	74,818	(19,288)	13,084	(71,794)	827,037
Net Book Value	$221,996	$222,034	$379,588	$(32,183)	$623,486	$(385,769)	$130,836	$(319,086)	$2,050,271

December 31, 2017	LBB Hassalo LLC	LBB Platform LLC	LBB Progress Ridge LLC	LBB Green Lake LLC	American Burger Prosperity, LLC (DBA LBB Propserity)	LBB Wallingford LLC	LBB Capitol Hill LLC	LBB Rea Farms LLC
Cash	$8,012	$9,953	$19,819	$235	$1,917	$27	$170	$1,440
Accounts receivable	837	2,166	234	-	87	-	-	-
Inventory	5,444	7,219	6,237	-	5,596	-	-	-
Property, plant and equipment	269,350	211,055	283,666	500	385,404	3,000	7,348	-
Goodwill and intangible assets	-	-	-	-	-	-	-	-
Other assets	4,470	5,447	7,910	4,332	5,000	10,840	15,259	4,520
Due from (to) Chanticleer and affiliates	30,381	115,988	96,388	54,101	(125,162)	87,937	58,163	18,873
Total Assets	318,494	351,828	414,253	59,167	272,842	101,804	80,940	24,833

Accounts payable and accrued liabilites	22,905	28,384	25,956	500	40,575	10,558	7,348	-
Debt	-	-	-	-	-	-	-	-
Deferred rent	85,076	75,149	107,875	-	47,550	-	-	-
Total Liabilties	107,981	103,532	133,831	500	88,125	10,558	7,348	-

Net Book Value attribuable to Chanticleer and affiliates	168,411	198,637	140,211	29,334	92,359	45,623	36,796	12,417
Net Book Value attribuable to Non-Controlling Interest	42,103	49,659	140,211	29,334	92,359	45,623	36,796	12,417
Net Book Value	$210,513	$248,296	$280,421	$58,667	$184,717	$91,246	$73,592	$24,833

December 31, 2017	LBB Multnomah Village LLC	LBB Magnolia LLC	JF Restaurants, LLC	DINE OUT	Hooters Emperors Palace (PTY) Ltd	Hooters on the Buzz (PTY) Ltd.	Hooters Umhlang (Pty) Ltd.	Hooters Wings Mgmt Company	Total
Cash	$200	$-	$(5,231)	$-	$31,818	$926	$9,992	$148,227	$227,505
Accounts receivable	-	-	6,110	-	13,501	-	-	8,557	31,492
Inventory	-	-	57,840	-	27,080	20,640	22,329	-	152,384
Property, plant and equipment	-	-	334,818	-	100,492	95,716	61,794	4,041	1,757,184
Goodwill and intangible assets	-	-	1,101,751	-	40,827	30,115	29,888	-	1,202,581
Other assets	12,705	-	33,888	-	27,965	170	6,939	-	139,445
Due from (to) Chanticleer and affiliates	12,095	-	(155,637)	(32,183)	1,034,034	(256,573)	188,310	(512,662)	614,053
Total Assets	25,000	-	1,373,539	(32,183)	1,275,717	(109,006)	319,252	(351,837)	4,124,644

Accounts payable and accrued liabilites	39	-	603,698	-	525,151	230,209	135,283	30,834	1,661,440
Debt	-	-	-	-	-	56,569	-	-	56,569
Deferred rent	-	-	16,602	-	15,732	33,178	25,760	-	406,922
Total Liabilties	39	-	620,301	-	540,883	319,956	161,043	30,834	2,124,931

Net Book Value attribuable to Chanticleer and affiliates	12,481	-	424,678	(28,643)	646,654	(407,514)	142,388	(296,570)	1,217,259
Net Book Value attribuable to Non-Controlling Interest	12,481	-	328,561	(3,540)	88,180	(21,448)	15,821	(86,101)	782,453
Net Book Value	$24,961	$-	$753,238	$(32,183)	$734,834	$(428,962)	$158,209	$(382,671)	$1,999,713

16. SUBSEQUENT EVENTS

In February 2019, the Company sold a majority interest in two of its company-owned BGR restaurants for a purchase price of $500,000. In connection with the sale, the Company established franchise agreements with those two restaurants. The Company still owns approximately 46% of those two restaurants. Also, in February 2019, the Company sold one of its company-owned American Burger restaurants for a purchase price of $200,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2018. Our management has determined that, as of December 31, 2018, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective. Management determined that previously identified material weaknesses (as described below) had been remediated as of December 31, 2018.

Management identified the following deficiencies in its internal control over financial reporting which constituted material weaknesses as of December 31, 2017:

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

During the year ended December 31, 2018, management implemented additional controls to address the deficiencies regarding the documentation and application of financial close procedures and accounting for significant, unusual and complex transactions. Management believes that it has remediated the above-mentioned material weaknesses as of December 31, 2018.

Changes in Internal Control over Financial Reporting — The Company implemented changes to its accounting systems internal processes and policies to further standardize its internal control over financial reporting with respect to the monitoring, reporting and consolidation of its financial results along with the assessment of complex accounting matters.

Item 9B: Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Shareholders to be filed with the SEC under the headings “Board of Directors and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 11. Executive Compensation.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Shareholders to be filed with the SEC under the headings “Executive Compensation” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Shareholders to be filed with the SEC under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Shareholders to be filed with the SEC under the headings “Related Person Transactions” and “Corporate Governance Matters” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services.

Information called for by this item may be found in our definitive Proxy Statement in connection with our 2019 Annual Meeting of Shareholders to be filed with the SEC under the headings “Independent Registered Public Accounting Firm Fee Information” and “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at December 31, 2018 and 2017

●	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

●	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017

●	Consolidated Statements of Equity at December 31, 2018 and 2017

●	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

●	Notes to the Consolidated Financial Statements

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

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2019.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

April 1, 2019	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

April 1, 2019	Chief Financial Officer	/s/ Patrick Harkleroad
Patrick Harkleroad

April 1, 2019	Chief Accounting Officer	/s/ Troy M. Shadoin
Troy M. Shadoin

April 1, 2019	Director	/s/ Russell J. Page
Russell J. Page

April 1, 2019	Director	/s/ Neil Kiefer
Neil Kiefer

April 1, 2019	Director	/s/ Eric Wagoner
Eric Wagoner

April 1, 2019	Director	/s/ Keith Johnson
Keith Johnson

April 1, 2019	Director	/s/ Larry Spitcaufsky
Larry Spitcaufsky

April 1, 2019	Director	/s/ David Osborne
David Osborne

EXHIBIT INDEX

Exhibit	Description

2.1	Purchase Agreements for Australian Entities dated June 30, 2014 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507)

3.2	Certificate of Merger, filed May 2, 2005 (Incorporated by reference to Exhibit 2.1 filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

3.3	Certificate of Amendment, filed July 16, 2008 (Incorporated by reference to Exhibit 3.1 filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012)

3.4	Certificate of Amendment, filed March 18, 2011 Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 18, 2011)

3.5	Certificate of Amendment, filed May 23, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2012)

3.6	Certificate of Amendment, filed February 3, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

3.7	Certificate of Amendment, filed October 2, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2014)
3.8	Form of Certificate of Designation of the Series 1 Preferred Stock (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed December 5, 2016)

3.8	Bylaws (Incorporated by reference to Exhibit 3.II.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507))

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

4.2	Form of Unit Certificate dated June 2012 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.3	Form of Warrant Agency Agreement dated June 2012 with Form of Warrant Certificate with $6.50 Exercise Price (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.4	Form of 6% Secured Subordinate Convertible Note dated August 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013)

4.5	Form of Warrant for August 2013 Convertible Note with $3.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 5, 2013).

4.6	Form of Warrant for September 2013 Merger Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 1, 2013)

4.7	Form of Warrant for September 2013 Subscription Agreement with $5.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 10, 2013)

4.8	Form of Warrant for November 2013 Subscription Agreement with $5.50 and $7.00 Exercise Price (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on November 13, 2013)

4.9	Form of Warrant for January 2015 Subscription Agreement with $2.50 Exercise Price (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

4.10	Form of 8% Non-Convertible Secured Debenture dated May 4, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-k, filed with the SEC on May 5, 2017)

4.11	Form of Warrant dated May 4, 2017 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

4.12	Amendment to Warrant dated April 7, 2017 by and between Chanticleer Holdings, Inc., and Larry S. Spitcaufsky, Trustee of Larry Spitcaufsky Family Trust UTD 1-19-88 (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K, filed with the SEC on August 9, 2017)

4.13	Form of Warrant dated October 12, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

4.14	Form of Warrant dated May 3, 2018 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as amended, dated May 8, 2018)

10.1	Form of Franchise Agreement between the Company and Hooters of America, LLC (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

10.2*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

10.3	Debt Assumption Agreements, dated July 1, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.4	Gaming Assignment, dated July 1, 2014 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on July 3, 2014)

10.5	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., The Burger Company, LLC and American Burger Morehead, LLC dated September 9, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 10, 2014)

10.6	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., Dallas Spoon, LLC and Express Working Capital, LLC d/b/a CapRock Services dated December 31, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on January 6, 2015)

10.7	Form of Subscription Agreement dated January 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.8	Form of Note dated January 2015 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.9	Form of Registration Rights Agreement dated January 2015 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

10.10	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BGR Holdings, LLC and BGR Acquisition LLC, dated February 18, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 18, 2015)

10.11	Membership Interest Purchase Agreement dated July 31, 2015 (Incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 3, 2015)

10.12	Form of Leak Out Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.13	Form of Securities Account Control Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.14	Stock Pledge and Security Agreement dated September 30, 2015 (Incorporated by reference to exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on October 5, 2015)

10.15	Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on March 31, 2015)

10.16	Amendment No. 1 to Asset Purchase Agreement by and between Chanticleer Holdings, Inc., BT’s Burgerjoint Management, LLC and BT Burger Acquisition, LLC dated May 31, 2015 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Form S-3, Registration No. 333- 203679, as filed June 3, 2015)

10.17	Form of Securities Purchase Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.18	Agreement dated April 24, 2015 by and among the Company, AT Media Corp. and Aton Select Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.19	Registration Rights Agreement by and between the Company and Carl Caserta dated February 11, 2015 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-3 filed with the SEC on April 27, 2015)

10.20	Membership Interest Purchase Agreement dated July 31, 2015 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K as filed with the SEC on August 3, 2015)

10.21	Form of Leak out Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.22	Form of Securities Account Control Agreement Form of Leak out Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.23	Stock Pledge and Security Agreement dated September 30, 2015 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed with the SEC on October 5, 2015)

10.24	Business sale agreement to purchase the assets of Hoot Campbelltown Pty Ltd and Hoot Penrith Pty Ltd for the purchase price of $390,000 AUD dated August 12, 2015 (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10K, as filed March 30, 2016)

10.25	Business sale agreement to purchase the assets of Hoot Gold Coast Pty Ltd and Hoot Townsville Pty Limited dated August 12, 2015 (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10K, as filed March 30, 2016)

10.26	Business sale agreement to purchase the assets of Hoot Parramatta Pty Ltd dated August 13, 2015 (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10K for the period ending December 31, 2016, as filed March 30, 2016)

10.27	Second Amendment to Assumption and Assignment Agreement dated October 22, 2016 by and between the Company and Florida Mezzanine Fund, LLLP (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed October 28, 2016)

10.28	Form of Exchange Agreement dated March 10, 2017 by and between the Company and certain note holders. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K as filed March 31, 2017).

10.29	Form of 2% Convertible Promissory note issued March 10, 2017. (Incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K as filed March 31, 2017)

10.30	Amendment to 6% Secured Subordinated Convertible Note by and between the Company and certain note holder.

10.31	Amendment to 6% Secured Subordinated Convertible Note by and between the Company and certain note holder (Incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K as filed March 31, 2017)

10.32	Securities Purchase Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.33	Security Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.34	Subsidiary Guarantee dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.35	Satisfaction, Settlement and Release Agreement by and between the Company and Florida Mezzanine Fund, LLLP dated May 2, 2017 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.36	Amendment to Securities Purchase Agreement by and between Chanticleer Holdings, Inc. and purchasers executed August 7, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 9, 2017)

10.37	Form of Officer and Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 30, 2017)

10.38	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated August 12, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

10.39	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated May 3, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as amended, dated May 8, 2018)

10.49*	Employment Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick, filed herewith

10.41*	Restricted Stock Unit Award Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick, filed herewith

10.42*	Incentive Stock Option Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick, filed herewith

10.43	Amendment to 8% Secured Debentures by and between the Company and Debenture Holders, filed herewith

10.44*	Employment Agreement dated January 7, 2019 by and between Patrick Harkleroad and the Company, filed herewith

21	Subsidiaries of the Company+

23.1	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm+

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Periodic Report by Patrick Harkleroad, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Periodic Report by Patrick Harkleroad, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Indicates a management contract or compensatory plan or arrangement

+ Filed herewith

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

