Form 10-K/A
period 2018-12-31
Chanticleer Holdings, Inc.
filed 2019-04-30
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission file number 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2932652
(State of incorporation)	(I.R.S. Employer Identification No.)

7621 Little Avenue, Suite 414
Charlotte, NC 28226

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (704) 366-5122

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.0001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates was $10.7 million based on the closing sale price of the Company’s common stock as reported on the NASDAQ Stock Market on June 30, 2018.

There were 3,731,786 shares of the Company’s common stock issued and outstanding as of April 24, 2019.

Documents Incorporated by Reference

None.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.0001 par value	BURG	Nasdaq Capital Market

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2018 of Chanticleer Holdings, Inc. (“Chanticleer” or the “Company”) is filed to provide the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. In its original Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original 10-K”), the Company incorporated by reference to its proxy statement for the 2019 Annual Meeting of Stockholders, pursuant to General Instruction G(3) to Form 10-K. However, the proxy statement for the 2019 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company’s 2018 fiscal year, so the Company is filing this Amendment pursuant to Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) to provide the information required by Part III of Form 10-K.

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

Forward-Looking Statements

This Amendment contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Amendment are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “target,” “aim,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Amendment and not place undue reliance on these forward-looking statements.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in our Annual Report on Form 10-K are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

The following section sets forth the names, ages and current positions with the Company held by our directors and executive officers, together with certain biographical information. There is no immediate family relationship between or among any of our directors and our executive officers, and the Company is not aware of any arrangement or understanding between any director or executive officer and any other person pursuant to which he was elected to his current position.

Each director and executive officer will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.

Directors

Name	Age	Position

Keith J. Johnson	61	Independent Director

Neil G. Kiefer	67	Independent Director

David P. Osborn	60	Independent Director

Russell J. Page	76	Independent Director

Michael D. Pruitt	58	Chairman and Chief Executive Officer

Larry S. Spitcaufsky	72	Independent Director

J. Eric Wagoner	68	Independent Director

Keith J. Johnson

Mr. Johnson is the Chief Financial Officer of Watertech Equipment & Sales. He served as the Manager of Business Development for Hudson Technologies from November 2012 through September 2013. From August 2010 through November 2012, Mr. Johnson was President of Efficiency Technologies, Inc., the wholly owned operating subsidiary of Efftec International, Inc. He was the President and Chief Executive Officer of YRT² (Your Residential Technology Team) in Charlotte, North Carolina since 2004. Mr. Johnson has a BS in Accounting from Fairfield University in Fairfield, Connecticut. Mr. Johnson has served on our Board of Directors since April 2007 and currently is the Chairman of our Audit Committee and a member of our Compensation Committee. Mr. Johnson was asked to serve as director based in part on his financial expertise and general proven success in business.

Neil G. Kiefer

Mr. Kiefer is the Chief Executive Officer of Hooters Management Corporation, Hooters, Inc., and all its affiliated companies, a position he has held since May 1992. In 1994, Mr. Kiefer was appointed to the boards of those entities, and he continues to serve on those boards. He was also Chief Executive Officer of the Hooters Casino Hotel in Las Vegas, Nevada from 2006 to 2012. Mr. Kiefer received his bachelor’s degree from Bethany College in Bethany, West Virginia and received his law degree from Hofstra University in Hempstead, New York. He was admitted to the Florida Bar in 1979. Mr. Kiefer has served on our board since January 2017 and is a member of the Compensation Committee. He was asked to serve as director based in part on his extensive knowledge of the casual dining industry, board membership experience, and overall business acumen.

David P. Osborn

Mr. Osborn has been the Senior Vice President of Advisory Services for HealthTrust since November 2016. In this role, he directs and supports HealthTrust’s advisory services and consulting practices, including its offerings in Total Spend Management, Supply Chain Management, Workforce and Labor Management, and Clinical Performance. Mr. Osborn has over 30 years of experience consulting with healthcare clients in the areas of business strategy, operations, innovation and technology. From November 2014 to November 2016, he served as senior executive for Parallon (Nashville, TN). From April 2013 to November 2014, he served as a Managing Director at KPMG, a global consulting firm. He has also held a leadership position at Andersen Consulting (now Accenture). Mr. Osborn currently serves as Chairman of the Board for Blue Coast Burrito, a company that owns and operates fast-casual, southwest-style restaurants in four states in the southeastern United States. He also serves as the Chairman of the Board for the Make-A-Wish Foundation of Middle Tennessee and serves on the Advisory Boards for the American Heart Association and the Mercy Children’s Clinic. Mr. Osborn is a graduate of Harding University and holds a Ph.D. in Management from the University of Tennessee-Knoxville. Mr. Osborn has served on our Board of Directors since May 2018. He was asked to serve as a director based on his lengthy tenure in consulting clients in the areas of business strategy, operations, and technology as well as his general proven success in business.

Russell J. Page

Mr. Page is a Senior Vice President of Business Development with Paragon Bank. He is a 35-year investor relations executive and is the founder and principal of Rusty Page & Company, a unique equity marketing and investor relations consulting firm. He sat on the Board of Directors of The Diamond Hill Financial Trends Fund until 2013. Mr. Page previously served as Senior Managing Director of the NASDAQ Stock Market, as well as Senior Vice President and Equity Marketing Executive for NationsBank Corporation, the predecessor of Bank of America. Mr. Page in an alumnus of the University of North Carolina in Charlotte. Mr. Page has served on our Board of Directors since January 2013 and is a member of our Audit Committee. Mr. Page was asked to serve as a director based in part on his significant investor relations knowledge, board membership experience, and familiarity with the NASDAQ Stock Market.

Michael D. Pruitt

Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments, in 1999. In 2001, he formed Avenel Ventures, a technology investment and private venture capital firm. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., which commenced operations in June 2005 with him as Chairman of the Board of Directors and Chief Executive Officer, roles he continues to serve today. In January 2011, Mr. Pruitt became a director of the board of Hooters of America, LLC. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the E. Craig Wall Sr. College of Business Administration, the Coastal Education Foundation Board, and the Athletic Committee of the Board of Trustees.

Larry S. Spitcaufsky

Mr. Spitcaufsky is the owner and director of Petroleum Technologies Inc., an oil and natural gas exploration company in Kansas City, Missouri established in April 1983 and the founder and chairman of Hootwinc, LLC, a restaurant franchisee in California, established in August 1992. He has been a partner and board member of Healthcare Delivered, LLC, a mobile dental company that delivers dental care directly to senior homes, since May 2015. He has also served on the board of the La Jolla Institute of Allergy and Immunology since August 2015. Mr. Spitcaufsky has additional business investments, including LBBIG, which is currently developing the Southern California market for Little Big Burger, a Chanticleer brand specializing in made-to-order burgers and truffle fries. Mr. Spitcaufsky has served on our Board of Directors since August 2017. He was asked to serve as director based in part on his experience in franchising and general proven success in business.

J. Eric Wagoner

Mr. Wagoner has served as a Managing Director and Head of the High-Yield & Distressed Securities division of Source Capital Group since 1995. Mr. Wagoner has over 35 years of investment securities experience and has developed specialized expertise in high yield and distressed debt instruments. He serves as a member of the board of directors of Argus Research Group, a leading independent equity research firm, and is a member of the Board of Visitors at Wake Forest University. Mr. Wagoner is a graduate of the University of North Carolina and received his MBA from the Babcock Graduate School of Management at Wake Forest University. Mr. Wagoner holds NASD Series 7, 24 and 63 licenses. Mr. Wagoner has served on our Board of Directors since March 2018 and is a member of the Audit Committee and Compensation Committee. He was asked to serve as director based in part on his extensive securities knowledge and general proven success in business.

Executive Officers

Name	Age	Position

Michael D. Pruitt	58	Chairman and Chief Executive Officer

Patrick Harkleroad	47	Chief Financial Officer

Troy M. Shadoin	37	Chief Accounting Officer

Frederick L. Glick	54	President

Richard Adams	55	President and Chief Operating Officer of American Roadside Burgers (“ARB”)

Information regarding Mr. Pruitt is included with the director profiles above.

Patrick Harkleroad

Mr. Harkleroad was appointed to serve as Chief Financial Officer effective January 21, 2019. From March 2018 to the present, Mr. Harkleroad built and led the financial consulting division of Sherpa, LLC, a recruiting and staffing company. Prior, from March 2017 to February 2018, Mr. Harkleroad was a financial consultant with the Business Enhancement Group of Carolina Financial Group (“CFG”), which provides financial and operational consulting to its portfolio and client companies. During his tenure at CFG, he served as the Chief Financial Officer for one of CFG’s portfolio companies, Trinity Frozen Foods, LLC (“Trinity”). At Trinity, Mr. Harkleroad oversaw all financial and accounting functions and was integral in bringing operational best practices to the company. Prior to his position at CFG, from January 2006 to January 2017, Mr. Harkleroad served as Chief Financial Officer of Retail Credit & Capital Corporation, Inc., dba Landmark Leisure Group in Charlotte, NC, a development company that created, owned, and operated original restaurant and pub concepts, including Blackfinn Ameripub, Vida Mexican Kitchen, and Strike City Lanes.

Troy M. Shadoin

Mr. Shadoin was appointed to serve as Chief Accounting Officer effective January 2, 2019. From September 2017 to December 2018, Mr. Shadoin was Corporate Controller for Air T, Inc. (Nasdaq: AIRT) where he was responsible for financial reporting and accounting for the consolidated group of companies. Prior to his role at Air T, Inc., from August 2005 to September 2017, he held positions of Staff Accountant, Senior Accountant, Audit Manager and Senior Manager at Cherry Bekaert LLP. Mr. Shadoin received an undergraduate degree in Business Administration from the University of North Carolina at Chapel Hill in 2004 and a Master of Accounting from North Carolina State University in 2005. He has been a member of North Carolina Association of Certified Public Accountants since 2006.

Frederick L. Glick

Mr. Glick was appointed to serve as President effective November 16, 2018. Mr. Glick was the Vice President of Brewery Restaurants for the Karl Strauss Brewing Company brand in San Diego, California from 2013 to the present. Prior, from 2008 to 2013, Mr. Glick was the VP of Operations for Phil’s BBQ in San Diego, California. From 1991 to 2008, Mr. Glick was the President, CEO, Operating Partner of Hootwine, Inc., a Hooters franchise, in Oceanside, California. Mr. Glick graduated with a B.S. in Business Administration from Lehigh University in 1986. Each year, Mr. Glick volunteers with local service and charitable organizations and serves on the state board of directors of the California Restaurant Association and CRAF (California Restaurant Association Foundation).

Richard Adams

Mr. Adams has more than 35 years of restaurant experience starting at the age of 16 scrubbing sidewalks for Carl’s Jr Restaurants. There, he worked his way through the ranks where he ultimately served as Regional Vice President. After 21 years with CKE, Mr. Adams moved to Louisiana where he became the Area Vice President for a Burger King Franchisee and led 100 restaurants. Mr. Adams joined Bojangles’ Restaurants in Charlotte, North Carolina and served for 10 years in different capacities, including Director of Training, and Vice President of Franchise Operations. In his five years as Bojangles’ Regional Vice President of Company Operations he led the company’s core market in Charlotte. Mr. Adams joined the Company’s subsidiary, American Roadside Burgers, in November of 2013 as the President and Chief Operating Officer, and he continues to serve in these roles.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent (10%) of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of copies of the reports filed with the SEC since January 1, 2018 and on representations by certain officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the reports required to be filed on a timely basis.

Code of Ethics

The Board of Directors of the Company (the “Board”) adopted a Code of Ethics, which was effective May 23, 2005, for all officers or persons performing similar functions. A copy of this document is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

Audit Committee

We have a separately designated standing Audit Committee, established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Mr. Johnson (Chairman), Mr. Page, and Mr. Wagoner. The Board designates which directors will serve as the members of the Audit Committee. The Board has determined that Mr. Johnson meets the requirements of an “audit committee financial expert,” and he serves as Chairman of the Audit Committee. All members of the Audit Committee are independent pursuant to applicable SEC rules and regulations and NASDAQ listing standards. The Audit Committee is governed by a written charter approved by the Board, which is available on our website at www.chanticleerholdings.com under the “Investors - Corporate Governance” tabs.

ITEM 11.	EXECUTIVE COMPENSATION

The Compensation Committee of the Board deliberates executive compensation matters to the extent they are not delegated to the Company’s Chief Executive Officer.

Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and President and the next most highly paid executive officers whose compensation exceeded $100,000 (together, the “Named Executive Officers”) for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Michael D. Pruitt (1)	2018	$290,522	-	-	-	$290,522
Chief Executive Officer	2017	$299,717	-	-	-	$299,717

Frederick L. Glick (2)	2018	$31,250	-	-	-	$31,250
President	2017	-	-	-	-	-

Richard Adams	2018	$257,553	-	-	-	$257,553
President and Chief Operating Officer of ARB	2017	$267,458	-	-	-	$267,458

Mark Roberson (3)	2018	$194,734	-	-	-	$194,734
Former Chief Operating Officer	2017	$222,553	-	-	-	$222,553

Eric Lederer (4)	2018	$115,163	-	-	-	$115,163
Former Chief Financial Officer	2017	$115,163	-	-	-	$115,163

(1)	Mr. Pruitt sits on the Hooters of America, LLC board of directors. The Company receives annual payments of $100,000 from Hooters of America, LLC while Mr. Pruitt serves on its board.
(2)	Mr. Glick was appointed to serve as President effective November 16, 2018.
(3)	Mr. Roberson left the Company in November 2018.
(4)	Mr. Lederer left the Company in February 2019.

Outstanding Equity Awards at Fiscal Year-End Table

The following table reflects information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of December 31, 2018.

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael D. Pruitt	-	-	-	-	-	-	-	-	-

Frederick L. Glick	-	-	10,000	$3.50	11/15/2023			20,000	(1)
	-	-	10,000	$4.50	11/15/2023

Richard Adams	-	-	-	-	-	-	-	7,500	(1)

Mark Roberson	-	-	-	-	-	-	-	-	-

Eric Lederer	-	-	-	-	-	-	-	-	-

(1)	Restricted stock award units do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.

Director Compensation Table

The following table reflects compensation earned for services performed in 2018 by members of our Board who were not Company employees. A director who is a Company employee, such as Mr. Pruitt, does not receive any compensation for service as a director. The compensation received by Mr. Pruitt as an employee of the Company is shown above in the Summary Compensation Table. We reimburse all directors for expenses incurred in their capacity as directors.

Name	Director Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Total
Keith J. Johnson	$28,000	-	-	$28,000

Neil G. Kiefer	$28,000	-	-	$28,000

David P. Osborn (2)	$16,333	-	-	$16,333

Russell J. Page	$28,000	-	-	$28,000

Larry S. Spitcaufsky	$28,000	-	-	$28,000

J. Eric Wagoner (3)	$21,000	-	-	$21,000

(1)	Director fees earned in 2018 are accrued and unpaid; these fees will be paid in 2019.
(2)	Mr. Osborn was appointed to the board in May 2018.
(3)	Mr. Wagoner was appointed to the board in March 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of April 24, 2019 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
●	each of our Named Executive Officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Chanticleer Holdings, Inc., 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying warrants, options or other convertible securities held by such persons that are exercisable within 60 days of April 24, 2019 but excludes shares of common stock underlying warrants, options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of April 24, 2019 was 3,731,786. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Michael D. Pruitt (1)	77,978	2.09%
Frederick L. Glick(2)	20,000	*
Richard Adams(3)	17,246	*
Eric Lederer	300	*
Mark Roberson(4)	2,768	*
Keith J. Johnson(5)	10,375	*
Neil G. Kiefer(6)	4,701	*
David P. Osborn	-	-
Russell J. Page(7)	9,207	*
Larry S. Spitcaufsky(8)	696,981	18.68%
J. Eric Wagoner	-	-
Directors and Executive Officers as a Group (11 persons)	800,768	21.46%

* less than 1%

(1)	Mr. Pruitt directly holds 17,256 shares of common stock, Class A Warrants exercisable for 16,800 shares of common stock, and Class B Warrants exercisable for 16,800 shares of common stock. Mr. Pruitt’s IRA holds 2,072 shares of common stock and 330 Series 1 Preferred Warrants exercisable for 3,300 shares of common stock. Additionally, Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt, holds 15,462 shares of common stock, warrants exercisable for 1,500 shares of common stock, Class A Warrants exercisable for 2,394 shares of common stock, and Class B Warrants exercisable for 2,394 shares of common stock.
(2)	Mr. Glick holds 30,0000 restricted stock units exercisable for 30,000 shares of common stock, of which 15,000 have vested, and stock options exercisable for 20,000 shares of common stock, of which 5,000 have vested.
(3)	Mr. Adams directly holds 2,246 shares of common stock and 15,000 restricted stock units exercisable for 15,000 shares of common stock, all of which have vested.
(4)	Mr. Roberson directly holds 1,768 shares of common stock and 100 Series 1 Preferred Warrants exercisable for 1,000 shares of common stock.
(5)	Mr. Johnson directly holds 10,175 shares of common stock, Class A Warrants exercisable for 100 shares of common stock, and Class B Warrants exercisable for 100 shares of common stock.
(6)	Mr. Kiefer directly holds 2,701 shares of common stock and holds 2,000 shares of common stock in an IRA account.
(7)	Mr. Page directly holds 9,007 shares of common stock, Class A Warrants exercisable for 100 shares of common stock, and Class B Warrants exercisable for 100 shares of common stock.
(8)	Mr. Spitcaufsky has sole voting power and sole dispositive power for 661,743 shares of common stock: (1) 40,200 shares of common stock and warrants to purchase 40,000 shares of common stock held by Mr. Spitcaufsky in an individual IRA account; (2) 70,000 shares of common stock and warrants to purchase 434,020 shares of common stock held by Larry S. Spitcaufsky, Trustee of the Larry Spitcaufsky Family Trust UTD 1-19-88, of which Mr. Spitcaufsky is the trustee and a beneficiary; (3) 10,000 shares of common stock and warrants to purchase 2,834 shares of common stock held by Beverly Sue Spitcaufsky Trust, of which Mr. Spitcaufsky is the trustee and his sister, Beverly Spitcaufsky, is the beneficiary; (4) 4,689 shares of common stock held by Larry S. Spitcaufsky TTEE, Second Amended and Restated REV TR DTD 04/24/03, of which Mr. Spitcaufsky is the trustee; and (5) 30,000 shares of common stock and warrants to purchase 30,000 shares of common stock held by Larry Steven Spitcaufsky TTEE Larry S Spitcaufsky Family Trust U/A DTD 08/23/1995, of which Mr. Spitcaufsky is the trustee and a beneficiary.

Mr. Spitcaufsky has shared voting power and shared dispositive power for 35,238 shares of common stock: (1) 11,738 shares of common stock and warrants to purchase 2,834 shares of common stock held by Larry S. Spitcaufsky Trust, of which Mr. Spitcaufsky is the beneficiary and a co-trustee with his sister Nancy Spitcaufsky Eisner; (2) 10,000 shares of common stock and warrants to purchase 1,416 shares of common stock held by Larry and Tiki Spitcaufsky Marital Trust, of which Mr. Spitcaufsky is a beneficiary and a co-trustee with his wife Terese Kathlene Klos Spitcaufsky; (3) 5,000 shares of common stock and warrants to purchase 1,416 shares of common stock held by Blake Alexander Spitcaufsky Irrevocable Trust dated June 23, 1993, of which Mr. Spitcaufsky’s son, Cory Spitcaufsky, is the trustee, Mr. Spitcaufsky’s son, Blake Alexander Spitcaufsky, is the beneficiary and in which Mr. Spitcaufsky participates in the decision making of investments of the trust; and (4) warrants to purchase 2,834 shares of common stock held by Cory Spitcaufsky Irrevocable Trust dated June 23, 1993, of which Mr. Spitcaufsky’s son, Cory Spitcaufsky, is the trustee and beneficiary and in which Mr. Spitcaufsky participates in the decision making of investments of the trust.

Equity Compensation Plan Information

The following table provides information with respect to securities authorized for issuance under all the Company’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))

Equity compensation plan approved by security holders	174,536	-	188,699

Equity compensation plan not approved by security holders	-	-	-

As of December 31, 2018, the Company had issued 109,536 restricted and unrestricted shares on a cumulative basis under the Company’s equity compensation plan pursuant to compensatory arrangements with employees, board members and outside consultants. In connection with his executive employment agreement with the Company dated November 16, 2018, the Company granted to Frederick L. Glick, the Company’s President, 30,000 restricted stock units, 10,000 5-year incentive stock options at an exercise price of $3.50, and 10,000 5-year incentive stock options at an exercise price of $4.50. As of December 31, 2018, approximately 188,699 shares remained available for grant in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Person Transactions

Due to Related Parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017

Chanticleer Investors, LLC	$185,726	$191,850
Total	$185,726	$191,850

The amount from Chanticleer Investors, LLC is related to cash distributions received from Chanticleer Investors, LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry S. Spitcaufsky, a significant shareholder and member of the Company’s Board of Directors, is also a lender to the Company for $2 million of the Company’s $6 million in secured debentures. The Company made payments of interest to Mr. Spitcaufsky of $84,000 and $66,222 for the years ended December 31, 2018 and 2017, respectively, as required under the secured debentures.

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

In connection with the Securities Purchase Agreement with the Company dated May 3, 2018, Mr. Spitcaufsky subscribed for 70,000 shares of the Company’s common stock and received an equal number of warrants to purchase shares of common stock. Michael D. Pruitt, the Company’s Chairman and Chief Executive Officer also participated in the offering.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of the NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Mr. Johnson, Mr. Kiefer, Mr. Osborn, Mr. Page, Mr. Spitcaufsky, and Mr. Wagoner are “independent directors” as defined under the rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal year ended December 31, 2018, Cherry Bekaert LLP billed the Company for services rendered as the Company’s independent registered principal accounting firm.

	2018	2017
Audit Fees (1)	$286,369	$283,400
Audit-Related Fees (2)	$8,870	$23,695
Tax Fees (3)	-	-
Other Fees (4)	$21,100	-
Total	$316,339	$307,095

(1)	Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.
(2)	Audit-Related Fees. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees.”
(3)	Tax Fees. There were no fees for tax services.
(4)	Other Fees. This category includes other fees for services not included above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2019.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Title	Signature

April 30, 2019	Chairman and Chief Executive Officer	/s/ Michael D. Pruitt
Michael D. Pruitt

April 30, 2019	Chief Financial Officer	/s/ Patrick Harkleroad
Patrick Harkleroad

April 30, 2019	Chief Accounting Officer	/s/ Troy M. Shadoin
Troy M. Shadoin

April 30, 2019	President	/s/ Frederick L. Glick
Frederick L. Glick

April 30, 2019	Director	/s/ Keith J. Johnson
Keith J. Johnson

April 30, 2019	Director	/s/ Neil G. Kiefer
Neil G. Kiefer

April 30, 2019	Director	/s/ David P. Osborn
David P. Osborn

April 30, 2019	Director	/s/ Russell J. Page
Russell J. Page

April 30, 2019	Director	/s/ J. Eric Wagoner
J. Eric Wagoner

EXHIBIT INDEX

Exhibit	Description
23.1+	Consent of Independent Registered Public Accounting Firm

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

32.1*	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Periodic Report by Patrick Harkleroad, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Previously filed with the registrant’s Form 10-K for the fiscal year ended December 31, 2018 filed on April 1, 2019 and incorporated herein by reference.

* Filed herewith.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.

