Form 10-Q
period 2019-03-31
Chanticleer Holdings, Inc.
filed 2019-05-15
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

Commission File Number 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7621 Little Avenue, Suite 414, Charlotte, NC 28226

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (704) 366-5122

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Names of each exchange on which registered
Common Stock	BURG	The NASDAQ Stock Market LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 3,939,023 shares of common stock issued and outstanding as of May 13, 2019.

Chanticleer Holdings, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION

Item 1: Financial Statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$561,754	$629,871
Restricted cash	335	335
Accounts and other receivables, net	523,437	387,239
Inventories	424,585	478,314
Prepaid expenses and other current assets	192,973	179,377
TOTAL CURRENT ASSETS	1,703,084	1,675,136
Property and equipment, net	10,156,579	10,467,841
Operating lease assets	18,662,935	-
Goodwill	11,312,980	11,280,465
Intangible assets, net	5,002,878	5,123,159
Investments	800,000	800,000
Deposits and other assets	447,809	446,639
TOTAL ASSETS	$48,086,265	$29,793,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,266,821	$7,386,506
Current maturities of long-term debt and notes payable	6,772,324	3,740,101
Current maturities of convertible notes payable	3,000,000	3,000,000
Current operating lease liabilities	3,750,175	-
Due to related parties	185,726	185,726
TOTAL CURRENT LIABILITIES	21,975,046	14,312,333
Long-term debt	-	3,000,000
Redeemable preferred stock: no par value, 62,876 shares issued and outstanding, net of discount of $165,219 and $173,914, respectively	683,607	674,912
Deferred rent	-	2,297,199
Long-term operating lease liabilities	17,228,799	-
Deferred revenue	1,115,574	1,174,506
Deferred tax liabilities	119,915	76,765
TOTAL LIABILITIES	41,122,941	21,535,715
Commitments and contingencies (see Note 13)
Equity:
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 3,731,786 and 3,715,444 shares, respectively	374	373
Additional paid in capital	65,126,235	64,756,903
Accumulated other comprehensive loss	(164,283)	(202,115)
Accumulated deficit	(59,025,540)	(57,124,673)
Total Chanticleer Holdings, Inc, Stockholders’ Equity	5,936,786	7,430,488
Non-Controlling Interests	1,026,538	827,037
TOTAL EQUITY	6,963,324	8,257,525
TOTAL LIABILITIES AND EQUITY	$48,086,265	$29,793,240

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Restaurant sales, net	$9,910,028	$9,769,508
Gaming income, net	116,085	93,155
Management fee income	25,000	25,000
Franchise income	146,657	107,853
Total revenue	10,197,770	9,995,516
Expenses:
Restaurant cost of sales	3,277,579	3,276,175
Restaurant operating expenses	6,430,544	5,586,149
Restaurant pre-opening and closing expenses	66,175	102,882
General and administrative expenses	1,497,618	1,193,417
Asset impairment charge	91,491	1,677,055
Depreciation and amortization	542,401	540,679
Total expenses	11,905,808	12,376,357
Operating loss	(1,708,038)	(2,380,841)
Other expense
Interest expense	(211,770)	(635,081)
Other income (expense)	(18,274)	(2,114)
Total other expense	(230,044)	(637,195)
Loss before income taxes	(1,938,082)	(3,018,036)
Income tax benefit (expense)	(50,581)	336,197
Consolidated net loss	(1,988,663)	(2,681,839)
Less: Net loss attributable to non-controlling interests	115,591	84,407
Net loss attributable to Chanticleer Holdings, Inc.	$(1,873,072)	$(2,597,432)
Dividends on redeemable preferred stock	(27,794)	(27,794)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(1,900,866)	$(2,625,226)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.51)	$(0.83)
Weighted average shares outstanding, basic and diluted	3,721,436	3,165,972

See accompanying notes to consolidated financial statements

4

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Net loss attributable to Chanticleer Holdings, Inc.	$(1,873,072)	$(2,597,432)
Foreign currency translation gain	37,832	824,941
Total other comprehensive income	37,832	824,941
Comprehensive loss	$(1,835,240)	$(1,772,491)

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Unaudited)

Three months ended March 31, 2019 and 2018

				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance, December 31, 2017	3,045,809	305	60,750,330	(934,901)	(49,109,303)	782,453	11,488,884

Common stock and warrants issued for:
Consulting services	1,231	-	3,767	-	-	-	3,767
Convertible debt	66,667	7	199,994	-		-	200,001
Preferred Unit dividend	8,502	1	19,525	-	(27,794)	-	(8,268)
Foreign currency translation	-	-	-	824,941	-	-	824,941
Shares issued on exercise of warrants	100,000	10	289,990	-	-	-	290,000
Net loss	-	-	-	-	(2,597,432)	(84,407)	(2,681,839)
Cumulative effect of change in accounting principle	-	-	-	-	(1,042,346)	-	(1,042,346)
Balance, March 31, 2018	3,222,209	323	61,263,606	(109,960)	(52,776,875)	698,046	9,075,140

Balance, December 31, 2018	3,715,444	373	64,756,903	(202,115)	(57,124,673)	827,037	8,257,525

Common stock and warrants issued for:
Preferred Unit dividend	16,342	1	19,521	-	(27,795)	-	(8,273)
Share-based compensation	-	-	100,707	-	-	-	100,707
Foreign currency translation	-	-	-	37,832	-	-	37,832
Non-controlling interest contributions	-	-	-	-	-	575,000	575,000
Non-controlling interest distributions	-	-	-	-	-	(10,804)	(10,804)
Reclassification of non-controlling interest	-	-	249,104	-	-	(249,104)	-
Net loss	-	-	-	-	(1,873,072)	(115,591)	(1,988,663)
Balance, March 31, 2019	3,731,786	374	65,126,235	(164,283)	(59,025,540)	1,026,538	6,963,324

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(1,988,663)	$(2,681,839)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	542,401	540,679
Amortization of operating lease assets	461,009	-
Asset impairment charge	91,491	1,677,055
Stock based compensation	100,707	-
Gain on investments	(4,270)	-
Amortization of debt discount and discount on preferred stock	8,695	289,787
Change in assets and liabilities:
Accounts and other receivables	(142,296)	148,427
Prepaid and other assets	(20,546)	48,238
Inventory	44,275	12,556
Accounts payable and accrued liabilities	739,787	470,496
Deferred income taxes	43,150	(336,196)
Operating lease liabilities	(463,279)	-
Deferred revenue	(58,932)	-
Deferred rent	-	(49,205)
Net cash flows from operating activities	(646,471)	119,998

Cash flows from investing activities:
Purchase of property and equipment	(334,630)	(166,589)
Proceeds from tenant improvement allowances	141,860	-
Cash paid for acquisitions	-	(30,000)
Proceeds from sale of assets	173,977	-
Net cash flows from investing activities	(18,793)	(196,589)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	290,000
Loan proceeds	197,438	-
Loan repayments	(164,769)	(134,229)
Distributions to non-controlling interest	(10,804)	-
Contributions from non-controlling interest	575,000	-
Net cash flows from financing activities	596,865	155,771
Effect of exchange rate changes on cash	282	(4,008)
Net increase (decrease) in cash and restricted cash	(68,117)	75,172
Cash and restricted cash, beginning of period	630,206	438,493
Cash and restricted cash, end of period	$562,089	$513,665

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited), continued

	Three Months Ended
	March 31, 2019	March 31, 2018

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$160,771	$141,573
Income taxes	68,303	22,052

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$-	$200,000
Preferred stock dividends paid through issuance of common stock	19,521	19,523

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

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three-month periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of March 31, 2019, our cash balance was $562,000, our working capital was negative $20.3 million, and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plan for the next twelve months contemplates opening at least three additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $350,000, of which approximately $125,000 is funded by private investors and approximately $225,000 will be funded internally by the Company. After completion of construction at each location, approximately $322,000 is expected to be returned to the Company via tenant improvement refunds. We also have $9.8 million of principal due on our debt obligations within the next 12 months, plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. We expect to be able to refinance our current debt obligations during 2019 and are also exploring the sale of certain assets and raising additional capital. In February 2019, we sold the assets associated with American Roadside McBee, LLC for net proceeds of approximately $173,000 and we sold 54% of the ownership interests in BGR Arlington, LLC and BGR Washingtonian, LLC for net proceeds of approximately $450,000. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise additional capital.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers. As of March 31, 2019, the Company and its subsidiaries have approximately $2.9 million of accrued employee and employer taxes, including penalties and interest, which are due to certain taxing authorities. These factors raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Except for the accounting policies for leases discussed in Note 10 that were changed as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, that have had a material impact on our consolidated financial statements and related notes.

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

REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company generates revenues from the following sources: (i) restaurant sales; (ii) management fee income; (iii) gaming income; and (iv) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and initial signing fees.

Restaurant Sales, Net

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals, and complimentary meals and gift cards. Sales tax and value added tax (“VAT”) collected from customers is excluded from restaurant sales and the obligation is included in taxes payable until the taxes are remitted to the appropriate taxing authorities.

Management Fee Income

The Company receives management fee revenue from certain non-affiliated companies, including from managing its investment in Hooters of America which is earned and recognized over the performance period.

Gaming Income

The Company receives revenue from operating a gaming facility adjacent to its Hooters restaurant in Jantzen Beach, Oregon. Revenue from gaming is recognized as earned from gaming activities, net of payouts to customers, taxes and government fees. These fees are recognized as they are earned based on the terms of the agreements.

Franchise Income

The Company grants franchises to operators in exchange for initial franchise license fees and continuing royalty payments. The license granted for each restaurant or area is considered a performance obligation. All other obligations (such as providing assistance during the opening of a restaurant) are combined with the license and were determined to be a single performance obligation. Accordingly, the total transaction price (comprised of the restaurant opening and territory fees) is allocated to each restaurant expected to be opened by the licensee under the contract. There are significant judgments regarding the estimated total transaction price, including the number of stores expected to be opened. We recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins upon the signing of the contract for area development agreements and upon the signing of a store lease for franchise agreements. The payments for these upfront fees are generally received upon contract execution. Continuing fees, which are based upon a percentage of franchisee sales and are not subject to any constraints, are recognized on the accrual basis as those sales occur. The payments for these continuing fees are generally made on a weekly basis.

Deferred Revenue

Deferred revenue consists of contract liabilities resulting from initial and renewal franchise license fees paid by franchisees, which is recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which is recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed or if the development agreement is terminated.

Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers are as follows:

	March 31, 2019	December 31, 2018

Accounts Receivable	$463,956	$227,056
Royalty Receivables	3,742	5,307
Gift Card Liability	84,995	87,724
Deferred Revenue	1,115,574	1,174,506

LEASES

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company elected the optional transition method to apply the standard as of the effective date and therefore, the Company has not applied the standard to the comparative period presented in its condensed consolidated financial statements.

The practical expedients elected in connection with the adoption of Leases Topic 842 were as follows:

Implications as of January 1, 2019

Practical expedient package	The Company has not reassessed whether any expired or existing contracts are, or contain, leases.
The Company has not reassessed the lease classification for any expired or existing leases.
The Company has not reassessed initial direct costs for any expired or existing leases.
Hindsight practical expedient	The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

Upon adoption of Leases (Topic 842), the Company recorded operating lease right-of-use assets and operating lease liabilities and derecognized deferred rent liabilities (including unamortized tenant improvement allowances) and favorable/unfavorable lease assets and liabilities upon transition. Upon adoption, the Company recorded operating lease liabilities of approximately $22.1 million based on the present value of the remaining rental payments using discount rates as of the effective date. In addition, the Company recorded corresponding operating lease right-of-use assets of approximately $19.8 million, calculated as the initial amount of the Company’s operating lease liabilities adjusted for deferred rent (including unamortized tenant improvement allowances) and unamortized favorable/unfavorable lease assets and lease liabilities. See the table below for the impact of adoption of Topic 842 on the Company’s balance sheet accounts as of the day of adoption, January 1, 2019:

	As Previously Reported	New Lease Standard Adjustment	As Adjusted
Operating lease assets	$-	$19,823,202	$19,823,202
Current operating lease liabilities	-	3,774,148	3,774,148
Long-term operating lease liabilities	-	18,346,253	18,346,253
Deferred revenue	2,297,199	(2,297,199)	-

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding.

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of March 31, 2019 and 2018, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	March 31, 2019	March 31, 2018
Warrants	3,616,735	2,262,615
Convertible notes	300,000	366,667
Stock options	32,800	-
Total	3,949,535	2,629,282

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for the Company in the first quarter of fiscal 2020, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. ACQUISITIONS

On March 7, 2018, the Company entered into an agreement to purchase two BGR franchise locations in Maryland. The Company closed on the purchase of the Annapolis, MD location in the first quarter of 2018 and the Company closed on the Colombia, MD location as of October 1, 2018.

Total consideration consisted of $30,000 in cash paid and a seller note of $9,600 upon the closing of the first location (reflected in the accompanying condensed consolidated financial statements) and $20,000 in cash and a seller note of $187,000 upon closing of the second location in October.

The Company allocated the purchase price as of the date of acquisition based on the estimated fair value of the acquired assets and assumed liabilities. The purchase accounting for this acquisition was completed as of December 31, 2018.

4. INVESTMENTS

Investments at cost consist of the following:

	March 31, 2019	December 31, 2018

Chanticleer Investors, LLC	$800,000	$800,000

Chanticleer Investors LLC – The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC, which in turn holds a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As a result, the Company’s effective economic interest in Hooters of America is approximately 0.6%.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
Leasehold improvements	$12,119,164	$12,030,450
Restaurant furniture and equipment	6,275,833	6,389,305
Construction in progress	814,536	1,015,853
Office and computer equipment	70,563	73,681
Office furniture and fixtures	64,376	76,486
	19,344,472	19,585,775
Accumulated depreciation and amortization	(9,187,893)	(9,117,934)
	$10,156,579	$10,467,841

Depreciation and amortization expense was approximately $423,000 and $407,000 for the three months ended March 31, 2019 and 2018, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following:

	March 31, 2019	December 31, 2018
Hooters Full Service	$3,368,377	$3,335,862
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$11,312,980	$11,280,465

The changes in the carrying amount of goodwill are summarized as follows:

	March 31, 2019	December 31, 2018
Beginning Balance	$11,280,465	$12,647,806
Impairment	-	(1,191,111)
Foreign currency translation gain (loss)	32,515	(176,230)
Ending Balance	$11,312,980	$11,280,465

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

	Estimated
	Useful Life	March 31, 2019	December 31, 2018
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters South Africa	20 years	233,150	234,242
Hooters Pacific NW	20 years	89,507	89,507
Hooters UK	5 years	12,599	12,422
		335,256	336,171
Total Intangibles at cost		6,939,943	6,940,858
Accumulated amortization		(1,937,065)	(1,817,699)
Intangible assets, net		$5,002,878	$5,123,159

	Periods Ended
	March 31, 2019	March 31, 2018
Amortization expense	$119,366	$133,588

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

	March 31, 2019	December 31, 2018

Notes Payable (a)	$6,000,000	$6,000,000
Notes Payable Paragon Bank (b)	263,283	319,983
Note Payable (c)	75,000	75,000
Receivables financing facilities (d)	258,846	124,205
Notes Payable (e)	96,094	144,004
Bank overdraft facilities, South Africa, annual renewal	79,101	76,909

Total debt	6,772,324	6,740,101
Current portion of long-term debt	6,772,324	3,740,101
Long-term debt, less current portion	$-	$3,000,000

For the three months ended March 31, 2019 and 2018, amortization of debt discount was $0 and $293,248, respectively.

(a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 1,200,000 shares of common stock (as adjusted for the Company’s subsequent one-for-ten reverse stock split) to accredited investors. The debentures bear interest at a rate of 8% per annum, payable in cash quarterly in arrears. The debentures were originally scheduled to mature on December 31, 2018 and contain customary financial and other covenants, including a requirement to maintain positive annual earnings before interest, taxes, depreciation and amortization. The debentures are secured by a second priority security interest on the Company’s assets and the obligation is guaranteed by the Company’s subsidiaries. The debentures contain a mandatory redemption provision that is triggered by an asset sale. Sale of greater than 33% of the Company’s assets will also trigger an event of default. Upon any event of default, in addition to other customary remedies, the holders have the right, at their sole option, to purchase Little Big Burger from the Company, for an aggregate purchase price of $6,500,000. The warrants have an exercise price of $3.50 (as adjusted for the reverse stock split) and a ten-year term. Warrants to purchase 800,000 shares include a beneficial ownership limit upon exercise of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant; warrants to purchase the remaining 400,000 shares were amended to increase the beneficial ownership limit upon exercise to 19.99%. The shares of common stock underlying the warrants have registration rights, and, if the warrant shares were not registered, the holders would have the right to cashless exercise. The registration statement underlying the warrants was declared effective on October 30, 2017.

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

The Company entered into an amendment to the 8% non-convertible secured debentures in December 2018. The maturity date was extended to March 31, 2020; provided however, if 50% of the principal balance of the debentures is not paid on or prior to December 31, 2019, the holders of the debentures in the aggregate principal amount greater than $3 million, acting together, may demand full and immediate payment to the Company upon 15 days’ written notice. In addition, each holder received new warrants to purchase 1,200,000 shares of common stock. The warrants have an exercise price of $2.25 and are not exercisable for a period of six months. This amendment was accounted for as a debt modification and the relative fair value of the warrants, determined using the Black-Scholes model, of $1.5 million was recorded as additional paid-in-capital at December 31, 2018. In connection with the debt modification, $1.5 million of accrued default interest on the 8% non-convertible secured debentures was written off.

(b) The Company has two outstanding term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance
Note 1	5/10/2019	5.25%	$34,496
Note 2	8/10/2021	6.50%	228,787
			$263,283

(c) The Company has a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted company common stock to be paid to the lender each month while the note is outstanding.

(d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to make payments of $1,965 per day for 210 days. As of October 2017, the daily payment amount was modified to $1,200 per day and the term was extended to February 2018, with total remittance over the life of the loan unchanged. Lastly, during October 2018, in consideration for proceeds of $100,000, the Company agreed to make payments of $585 per day for 220 days. During January 2019, in consideration for proceeds of $194,800, the Company agreed to make payments of $585 on two separate agreements for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $258,846 at March 31, 2019.

(e) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $96,094 at March 31, 2019.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

As of March 31, 2019, management concluded that no conditions exist that represent events of technical default under the 8% non-convertible secured debentures. In accordance with the December 2018 amendment, the holders of the 8% non-convertible secured debentures must notify the Company if there is an event of default for the default provisions to be triggered. Conditions may exist whereby the Company has failed a covenant, but the default provisions have not yet been triggered as the Company has not received notice from the noteholders.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	March 31, 2019	December 31, 2018

6% Convertible notes payable due June 2018 (a)	$3,000,000	$3,000,000
Total Convertible notes payable	3,000,000	3,000,000
Current portion of convertible notes payable	3,000,000	3,000,000
Convertible notes payable, less current portion	$-	$-

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. In connection with the Company’s agreement to conduct a capital raise in 2016, the lenders agreed to waive existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. As of March 31, 2019, these convertible notes payable remain outstanding.

9. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	March 31, 2019	December 31, 2018

Accounts payable and accrued expenses	$3,923,727	$3,591,641
Accrued taxes (VAT, Sales, Payroll, etc.)	3,795,636	3,243,806
Accrued income taxes	9,234	61,790
Accrued interest	538,224	489,269
	$8,266,821	$7,386,506

As of March 31, 2019, approximately $2.9 million of employee and employer taxes, including penalties and interest, have been accrued but not remitted to certain taxing authorities by the Company for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

10. EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2019 and December 31, 2018. The Company had 3,731,786 and 3,715,444 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both March 31, 2019 and December 31, 2018. Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to the date of issuance. Dividends will be paid prior to any dividend to the holders of common stock. The Series 1 Preferred is non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. The Company is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of March 31, 2019 and December 31, 2018, 62,876 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering.

Restricted Stock Grants, Options and Warrants

The Company’s shareholders have approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 400,000 shares have been approved for grant.

As of March 31, 2019, the Company had 109,536 restricted and unrestricted stock outstanding on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. Approximately 175,899 shares remained available for grant in the future. The Company issued 15,000 restricted stock units to an employee in 2016 and 30,000 restricted stock units to an employee in 2018. The fair value of the restricted stock was determined using the quoted market value of the Company’s common stock on the date of grant. As of March 31, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $34,000. That cost is expected to be recognized over a period of 1.75 years. The restricted stock units vest over the terms specified in each employees’ agreement. The Company issued 32,800 of stock options to employees in 2019. The stock options were valued on the date of grant using the Black-Scholes model. The stock options vest over the terms specified in each employees’ agreement. There was approximately $26,000 of total unrecognized compensation costs related to options granted as of March 31, 2019. That cost is expected to be recognized over a period of 2.0 years.

Total stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $100,707 and $0, respectively.

A summary of the warrant activity for the three months ended March 31, 2019 is below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2018	3,684,762	$9.14	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited	(68,027)	62.50	-
Outstanding March 31, 2019	3,616,735	8.13	7.0

Exercisable March 31, 2019	3,616,735	$8.13	7.0

Exercise Price		Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
>$	40.00	245,424	1.5	245,424
$	$ 30.00-$39.99	39,990	0.7	39,990
$	$ 20.00-$29.99	77,950	0.8	77,950
$	$ 10.00-$19.99	50,300	2.2	50,300
$	$ 0.00-$9.99	3,203,071	7.8	3,203,071
		3,616,735	7.0	3,616,735

A summary of the stock option activity for the three months ended March 31, 2019 is below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2018	-	$-	-
Granted	32,800	4.0	4.7
Exercised	-	-	-
Forfeited	-	-	-
Outstanding March 31, 2019	32,800	$4.0	4.7

Exercisable March 31, 2019	3,200	$4.0	4.7

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company are as follows:

	March 31, 2019	December 31, 2018

Chanticleer Investors, LLC	$185,726	$185,726
	$185,726	$185,726

The amount from Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and member of the Company’s Board of Directors, is also a lender to the Company for $2 million of the Company’s $6 million in secured debentures. In connection with the secured debentures, the Company made payments of interest to the board member of $40,000 for each of the three months ended March 31, 2019 and 2018 as required under the Notes.

Mr. Spitcaufsky also subscribed for 70,000 shares in connection with the May 3, 2018 Securities Purchase Agreement and received an equal number of warrants in the transaction. Michael D. Pruitt, the Company’s chairman and Chief Executive Officer also participated in the offering.

The Company had previously entered into a franchise agreement with entities controlled by Mr. Spitcaufsky providing him with the franchise rights for Little Big Burger in the San Diego area and an option for southern California. In February 2019, Mr. Spitcaufsky closed both of his franchised Little Big Burger restaurants.

12. SEGMENTS OF BUSINESS

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

The following are revenues and operating income (loss) from continuing operations by segment for the three months ended March 31, 2019 and 2018. The Company does not aggregate or review non-current assets at the segment level.

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
Hooters Full Service	$3,346,583	$3,531,074
Better Burgers Fast Casual	5,858,308	5,360,522
Just Fresh Fast Casual	967,879	1,078,920
Corporate and Other	25,000	25,000
	$10,197,770	$9,995,516

Operating Income (Loss):
Hooters Full Service	$9,564	$(1,335,554)
Better Burgers Fast Casual	(692,075)	(211,834)
Just Fresh Fast Casual	(29,758)	(43,414)
Corporate and Other	(995,769)	(790,039)
	$(1,708,038)	$(2,380,841)

Depreciation and Amortization
Hooters Full Service	$92,535	$106,028
Better Burgers Fast Casual	403,732	389,282
Just Fresh Fast Casual	45,147	44,525
Corporate and Other	987	844
	$542,401	$540,679

The following are revenues and operating income (loss) from continuing operations by geographic region for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue:
United States	$8,152,739	$7,782,401
South Africa	1,392,303	1,501,419
Europe	652,728	711,696
	$10,197,770	$9,995,516

Operating Income (Loss):
United States	$(1,729,350)	$(963,012)
South Africa	16,594	10,546
Europe	4,718	(1,428,375)
	$(1,708,038)	$(2,380,841)

The following are non-current assets by geographic region as of March 31, 2019 and December 31, 2018:

Non-current Assets:	March 31, 2019	December 31, 2018
United States	$41,304,116	$24,795,368
South Africa	1,757,472	909,514
Europe	3,321,593	2,413,222
	$46,383,181	$28,118,104

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of March 31, 2019 and December 31, 2018 in the accompanying condensed consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of March 31, 2019, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the company’s financial condition, results of operations or cash flows.

Restaurant construction

The Company has contractual commitments related to store construction of approximately $350,000, of which approximately $125,000 is funded by private investors and approximately $225,000 will be funded internally by the Company. After completion of construction at each location, approximately $322,000 is expected to be returned to the Company via tenant improvement refunds.

Leases

The Company determines if a contract contains a lease at inception. The Company’s material operating leases consist of restaurant locations as well as office space. Our leases generally have remaining terms of 1-20 years, most of which include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimates this rate based on rates of current debt outstanding, prevailing financial market conditions, comparable company and credit analysis, and management judgment.

The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Some of the Company’s leases include rent escalations based on inflation indexes and fair market value adjustments. Certain leases contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales in excess of stipulated amounts. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As part of the lease agreements, the Company is also responsible for payments regarding non-lease components (common area maintenance, operating expenses, etc.) and percentage rent payments based on monthly or annual restaurant sales amounts which are considered variable costs and are not included as part of the lease liabilities.

Related to the adoption of Leases Topic 842, our policy elections were as follows:

Separation of lease and non-lease components

The Company elected this expedient to account for lease and non-lease components as a single component for our entire population of operating lease assets.

Short-term policy

The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	March 31, 2019
Right-of-use assets	Operating lease assets	$18,662,935

Current lease liabilities	Current operating lease liabilities	3,750,175
Non-current lease liabilities	Long-term operating lease liabilities	17,228,799
		$20,978,974

Lease term and discount rate were as follows:

March 31, 2019
Weighted average remaining lease term (years)	7.16
Weighted average discount rate	10%

The components of lease cost were as follows:

	Classification	Three Months ended March 31, 2019
Operating lease cost	Restaurant operating expenses and Restaurant pre-opening and closing expenses	$986,198
Variable lease cost	Restaurant operating expenses	196,334
		$1,182,532

Supplemental disclosures of cash flow information related to leases were as follows:

Three Months ended March 31, 2019
Cash paid for operating leases	$988,468
Operating lease assets obtained in exchange for operating lease liabilities (1)	19,822,753

(1)	Amounts for the quarter ended March 31, 2019 include the transition adjustment for the adoption of Leases Topic 842 discussed in Note 2 to the condensed consolidated financial statements.

Maturities of lease liabilities were as follows as of March 31, 2019:

Operating Leases
April 1, 2019 - March 31, 2020	$3,923,244
April 1, 2020 - March 31, 2021	3,741,405
April 1, 2021 - March 31, 2022	3,723,305
April 1, 2022 - March 31, 2023	3,380,149
April 1, 2023 - March 31, 2024	2,928,742
Thereafter	15,067,822
Total lease payments	32,764,667
Less: imputed interest	11,785,693
Present value of lease liabilities	$20,978,974

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

You should also consider carefully the Risk Factors contained in Part II, Item 1A of this Quarterly Report and Item 1A of Part I of our Annual Report filed on Form 10-K for the year ended December 31, 2018, which address additional factors that could cause actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Quarterly Report and the Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

We own, operate and franchise a system-wide total of 45 fast casual restaurants specializing the “Better Burger” category of which 33 are company-owned and 12 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast-casual dining chain consisting of 6 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 11 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 16 company-owned locations in Oregon, Washington and North Carolina and 1 franchisee-operated location in Texas. In addition, 2 company-owned locations are currently under construction.

We also own and operate Just Fresh, our healthier eating fast casual concept with 5 company-owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate 8 Hooters full-service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

As of March 31, 2019, our system-wide store count totaled 58 locations, consisting of 46 company-owned locations and 12 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Our results of operations are summarized below:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$9,910,028		$9,769,508		1.4%
Gaming income, net	116,085		93,155		24.6%
Management fees	25,000		25,000		0.0%
Franchise income	146,657		107,853		36.0%
Total revenue	10,197,770		9,995,516		2.0%

Expenses:
Restaurant cost of sales	3,277,579	33.1%	3,276,175	33.5%	0.0%
Restaurant operating expenses	6,430,544	64.9%	5,586,149	57.2%	15.1%
Restaurant pre-opening and closing expenses	66,175	0.7%	102,882	1.1%	-35.7%
General and administrative	1,497,618	14.7%	1,193,417	11.9%	25.5%
Asset impairment charge	91,491	0.9%	1,677,055	16.8%	-94.5%
Depreciation and amortization	542,401	5.3%	540,679	5.4%	0.3%
Total expenses	11,905,808	116.7%	12,376,357	123.8%	-3.8%
Operating loss	$(1,708,038)		$(2,380,841)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased 2.0% to $10.2 million for three months ended March 31, 2019 from $10.0 million for the three months ended March 31, 2018. Revenues by concept are summarized below for each period:

	Three Months Ended March 31, 2019
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Revenue
Restaurant sales, net	$5,711,651	$967,879	$3,230,498	$-	$9,910,028	97.2%
Gaming income, net	-	-	116,085	-	116,085	1.1%
Management fees	-	-	-	25,000	25,000	0.2%
Franchise income	146,657	-	-	-	146,657	1.4%
Total revenue	$5,858,308	$967,879	$3,346,583	$25,000	$10,197,770	100.0%

	Three Months Ended March 31, 2018
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Revenue
Restaurant sales, net	$5,252,669	$1,078,920	$3,437,919	$-	$9,769,508	97.7%
Gaming income, net	-	-	93,155	-	93,155	0.9%
Management fees	-	-	-	25,000	25,000	0.3%
Franchise income	107,853	-	-	-	107,853	1.1%
Total revenue	$5,360,522	$1,078,920	$3,531,074	$25,000	$9,995,516	100.0%

	% Change in Revenues Compared to Prior Year
	Better Burgers	Just Fresh	Hooters	Corp	Total
Revenue
Restaurant sales, net	8.7%	-10.3%	-6.0%	-	1.4%
Gaming income, net	-	-	24.6%	-	24.6%
Management fees	-	-	-	-	0.0%
Franchise income	36.0%	-	-	-	36.0%
Total revenue	9.3%	-10.3%	-5.2%	0.0%	2.0%

●	Restaurant revenue from the Company’s Better Burger Group increased 8.7% to $5.7 million for the three months ended March 31, 2019 from $5.3 million for the three months ended March 31, 2018.

Restaurant revenue increased $500,000 for the three months ended March 31, 2019 from the opening of 5 Little Big Burger restaurants during the third and fourth quarters of 2018 and the first quarter of 2019. In addition, the Company acquired BGR Annapolis and Columbia in March and October of 2018 which also contributed to the increase in revenue in the first quarter of 2019. This increase in revenue was offset by the closure of underperforming American Burger locations (Promenade in 2018 and McBee in 2019) and by various other locations underperforming in the first quarter of 2019.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 10.3% to 968,000 for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018. The decline in revenues was primarily from the closure of 1 underperforming location in the first quarter of 2018.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 6.0% to $3.2 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018. The decrease in Hooters revenue was largely driven by unfavorable movements in foreign currency exchange rates.

●	Gaming revenue increased by 24.6% to $116,000 for the three months ended March 31, 2019 from $93,000 for the three months ended March 31, 2018. The increase in gaming revenue is primarily attributable to normal deviations in levels of play and payouts on the terminals.

●	Management fee income was unchanged at $25,000 for the three months ended March 31, 2019 and 2018. The Company derives management fee income from serving as general partner for its investment in HOA LLC and as compensation for the Company’s CEO serving on the board of Hooters of America.

●	Franchise income increased 36.0% to $147,000 for the three months ended March 31, 2019 from $108,000 for the three months ended March 31, 2018. The increase is attributable to the Company recognizing a portion of revenue from the Little Big Burger franchisees that was previously deferred.

Restaurant cost of sales

Restaurant cost of sales remained consistent in total for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Cost of sales by concept are summarized below for each period:

	Three Months Ended
	March 31, 2019		March 31, 2018
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,808,337	31.7%	$1,703,801	32.4%	6.1%
Just Fresh Fast Casual	333,769	34.5%	365,742	33.9%	-8.7%
Hooters Full Service	1,135,473	35.1%	1,206,632	35.1%	-5.9%
	$3,277,579	33.1%	$3,276,175	33.5%	0.0%

As a percentage of restaurant sales, net, restaurant cost of sales improved to 33.1% for the three months ended March 31, 2019 from 33.5% for the three months ended March 31, 2018.

Cost of sales in the Better Burger Group improved from 32.4 % to 31.7%, Just Fresh declined from 33.9% to 34.5%, while cost of sales for the Hooters locations remained flat at 35.1%. Cost of sales in the Better Burger business improved largely due to the expansion of our Little Big Burger brand which runs lower costs than BGR and American Burger. Cost of sales in the Just Fresh business increased as a percent of restaurant net sales in the first quarter of 2019 compared to the first quarter of 2018 due to unfavorable movements in food costs.

Restaurant operating expenses

Restaurant operating expenses increased 15.9% to $6.5 million for the three months ended March 31, 2019 from $5.6 million for the three months ended March 31, 2018. Restaurant operating expenses by concept are summarized below for each period:

	Three Months Ended
	March 31, 2019		March 31, 2018
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,884,244	68.0%	$3,024,420	57.6%	28.4%
Just Fresh Fast Casual	548,824	56.7%	576,622	53.4%	-4.8%
Hooters Full Service	1,997,476	61.8%	1,985,107	57.7%	0.6%
	$6,430,544	64.9%	$5,586,149	57.2%	15.1%

As a percent of restaurant revenues, operating expenses increased to 64.9% for the three months ended March 31, 2019 from 57.2% for the three months ended March 31, 2018. Operating expenses increased due to the opening of new stores in the Better Burger group, increases in wage rates and delivery services charges and penalties and interest charges associated with delinquent payroll taxes across all concepts.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $66,000 for the three months ended March 31, 2019 compared with $103,000 for the three months ended March 31, 2018. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction.

General and administrative expense (“G&A”)

G&A increased 25.5% to $1.5 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018. Significant components of G&A are summarized as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018	% Change
Audit, legal and other professional services	$462,668	$394,843	17.2%
Salary and benefits	689,092	506,850	36.0%
Travel and entertainment	53,661	34,926	53.6%
Shareholder services and fees	20,112	11,438	75.8%
Advertising, Insurance and other	272,085	245,360	10.9%
Total G&A Expenses	$1,497,618	$1,193,417	25.5%

As a percentage of total revenue, G&A increased to 14.7% for the three months ended March 31, 2019 from 11.9% for the three months ended March 31, 2018.

For the first quarter, approximately $1.0 million is attributable to the cost of operating our Corporate office, including salaries, travel, audit, legal and other public company related costs. Approximately $500,000 is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger Group, Hooters, and Just Fresh.

Asset impairment charges

Asset impairment charges totaled $91,000 for the three months ended March 31, 2019 as compared with $1.7 million for the three months ended March 31, 2018. In the first quarter of 2019, the Company recognized impairment charges related to the sale of assets and closure of one of its American Burger restaurants. During the first quarter of 2018, the Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte. In addition, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $1.5 million.

Depreciation and amortization

Depreciation and amortization expense remained flat at $542,000 for the three months ended March 31, 2019 compared to $541,000 for the three months ended March 31, 2018.

Other expense

Other expense consisted of the following:

	Three Months Ended
Other Income (Expense)	March 31, 2019	March 31, 2018	% Change
Interest expense	$(211,770)	$(635,081)	-66.7%
Other income (expense)	(18,274)	(2,114)	764.4%
Total other expense	$(230,044)	$(637,195)	-63.9%

Other expense, net decreased to $230,000 for the three months ended March 31, 2019 from $637,000 for the three months ended March 31, 2018.

Interest expense decreased significantly from $635,000 for the three months ended March 31, 2018 to $212,000 for the three months ended March 31, 2019 due to the Company no longer accruing default interest on the $6 million debentures due to the December 2018 amendment along with no further debt discount amortization.

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

	Period Ended
	March 31, 2019	March 31, 2018

Net cash flows from operating activities	$(646,471)	$119,998
Net cash flows from investing activities	(18,793)	(196,589)
Net cash flows from financing activities	596,865	155,771
Effect of foreign currency exchange rates on cash	282	(4,008)
	$(68,117)	$75,172

Net cash flows from operating activities was ($646,000) for the quarter ended March 31, 2019 compared to $120,000 in the prior year period. The primary drivers of the decrease in net cash flows from operating activities was the increase in accounts payable and accrued expenses and an increase in accounts and other receivables.

Net cash flows from investing activities for the quarter ended March 31, 2019 was ($19,000) compared to ($197,000) in the prior year period. The primary drivers of the net cash flows from investing activities was capital expenditures as it relates to the new Little Big Burgers under construction in the first quarter of 2019 which was partially offset by cash received from tenant improvement allowances and net proceeds from the sale of assets of American Roadside McBee, LLC.

Net cash flows from financing activities for the quarter ended March 31, 2019 was $597,000 compared to $156,000 in the prior year period. The primary drivers of the increase in net cash flows from financing activities for the quarter ended March 31, 2019 was the contributions from non-controlling interests.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of March 31, 2019, our cash balance was $562,000, our working capital was negative $20.3 million, and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

Our operating plan for the next twelve months contemplates opening at least three additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $350,000, of which approximately $125,000 is funded by private investors and approximately $225,000 will be funded internally by the Company. After completion of construction at each location, approximately $322,000 is expected to be returned to the Company via tenant improvement refunds. We also have $9.8 million of principal due on our debt obligations within the next 12 months, plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. We expect to be able to refinance our current debt obligations during 2019 and are also exploring the sale of certain assets and raising additional capital. In February 2019, we sold the assets associated with American Roadside McBee, LLC for net proceeds of approximately $173,000 and we sold 54% of the ownership interests in BGR Arlington, LLC and BGR Washingtonian, LLC for net proceeds of approximately $450,000. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise additional capital.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers. As of March 31, 2019, the Company and its subsidiaries have approximately $2.9 million of accrued employee and employer taxes, including penalties and interest which are due to certain taxing authorities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, the Company implemented controls to ensure it adequately evaluated contracts and properly assessed the impact of the new lease accounting standard on its financial statements to facilitate adoption of the standard on January 1, 2019. The Company implemented changes to its accounting systems internal processes and policies to further standardize its internal control over financial reporting with respect to the monitoring, reporting and consolidation of its financial results along with the assessment of complex accounting matters. There have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending March 31, 2019 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Risk Factors”). Readers should carefully consider these Risk Factors, which could materially affect our business, financial condition or future results. These Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

CHANTICLEER HOLDINGS, INC.

Date: May 15, 2019	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick Harkleroad
Patrick Harkleroad
Chief Financial Officer
(Principal Financial Officer)

