Form 10-Q
period 2019-06-30
Chanticleer Holdings, Inc.
filed 2019-08-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BURG	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 10,043,143 shares of common stock issued and outstanding as of August 6, 2019.

Chanticleer Holdings, Inc. and Subsidiaries

Part I

Item 1: Financial Statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$579,006	$629,871
Restricted cash	336	335
Accounts and other receivables, net	518,930	387,239
Inventories	421,045	478,314
Prepaid expenses and other current assets	249,853	179,377
TOTAL CURRENT ASSETS	1,769,170	1,675,136
Property and equipment, net	9,012,388	10,467,841
Operating lease assets	17,712,994	-
Goodwill	11,274,818	11,280,465
Intangible assets, net	4,887,580	5,123,159
Investments	365,000	800,000
Deposits and other assets	401,659	446,639
TOTAL ASSETS	$45,423,609	$29,793,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,527,741	$7,386,506
Current maturities of long-term debt and notes payable	6,619,671	3,740,101
Current maturities of convertible notes payable	-	3,000,000
Current operating lease liabilities	3,594,747	-
Due to related parties	137,408	185,726
TOTAL CURRENT LIABILITIES	19,879,567	14,312,333
Long-term debt	-	3,000,000
Redeemable preferred stock: no par value, 62,876 shares issued and outstanding, net of discount of $156,523 and $173,914, respectively	692,303	674,912
Deferred rent	-	2,297,199
Long-term operating lease liabilities	16,800,480	-
Deferred revenue	1,007,531	1,174,506
Deferred tax liabilities	119,915	76,765
TOTAL LIABILITIES	38,499,796	21,535,715
Commitments and contingencies (see Note 13)
Equity:
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 7,014,023 and 3,715,444 shares, respectively	703	373
Additional paid in capital	71,210,203	64,756,903
Common stock subscribed, unissued	300	-
Subscriptions receivable	(2,694,530)	-
Accumulated other comprehensive loss	(232,110)	(202,115)
Accumulated deficit	(62,270,344)	(57,124,673)
Total Chanticleer Holdings, Inc, Stockholders’ Equity	6,014,222	7,430,488
Non-Controlling Interests	909,591	827,037
TOTAL EQUITY	6,923,813	8,257,525
TOTAL LIABILITIES AND EQUITY	$45,423,609	$29,793,240

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Restaurant sales, net	$10,378,518	$10,185,159	$20,288,546	$19,954,667
Gaming income, net	109,536	81,122	225,621	174,277
Management fee income	25,000	24,999	50,000	49,998
Franchise income	197,719	108,644	344,376	216,497
Total revenue	10,710,773	10,399,924	20,908,543	20,395,439
Expenses:
Restaurant cost of sales	3,515,186	3,376,693	6,792,765	6,652,868
Restaurant operating expenses	6,557,415	5,640,614	12,987,959	11,226,763
Restaurant pre-opening and closing expenses	76,713	96,770	142,888	199,652
General and administrative expenses	1,714,399	1,121,666	3,212,017	2,315,083
Asset impairment charge	1,277,590	54,212	1,369,081	1,731,267
Depreciation and amortization	554,016	530,314	1,096,417	1,070,993
Total expenses	13,695,319	10,820,269	25,601,127	23,196,626
Operating loss	(2,984,546)	(420,345)	(4,692,584)	(2,801,187)
Other expense
Interest expense	(167,520)	(629,858)	(379,290)	(1,264,939)
Other income (expense)	(177,771)	7,605	(196,045)	5,490
Total other expense	(345,291)	(622,253)	(575,335)	(1,259,449)
Loss before income taxes	(3,329,837)	(1,042,598)	(5,267,919)	(4,060,636)
Income tax benefit (expense)	(5,829)	236,798	(56,410)	572,995
Consolidated net loss	(3,335,666)	(805,800)	(5,324,329)	(3,487,641)
Less: Net loss attributable to non-controlling interests	118,867	45,340	234,458	129,747
Net loss attributable to Chanticleer Holdings, Inc.	$(3,216,799)	$(760,460)	$(5,089,871)	$(3,357,894)
Dividends on redeemable preferred stock	(28,006)	(28,007)	(55,800)	(55,801)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(3,244,805)	$(788,467)	$(5,145,671)	$(3,413,695)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.83)	$(0.23)	$(1.34)	$(1.02)
Weighted average shares outstanding, basic and diluted	3,926,879	3,494,803	3,835,661	3,331,296

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net loss attributable to Chanticleer Holdings, Inc.	$(3,216,799)	$(760,460)	$(5,089,871)	$(3,357,894)
Foreign currency translation gain (loss)	(67,827)	3,271	(29,995)	828,212
Total other comprehensive income	(67,827)	3,271	(29,995)	828,212
Comprehensive loss	$(3,284,626)	$(757,189)	$(5,119,866)	$(2,529,682)

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Unaudited)

Three and Six Months Ended June 30, 2019 and 2018

						Accumulated
			Additional	Common		Other		Non-
	Common Stock		Paid-in	Stock	Subscriptions	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Subcribed	Receivable	Loss	Deficit	Interest	Total

Balance, December 31, 2017	3,045,809	$305	$60,750,330	$-	$-	$(934,901)	$(49,109,303)	$782,453	$11,488,884

Common stock and warrants issued for:				-	-
Consulting services	1,231	-	3,767	-	-	-	-	-	3,767
Convertible debt	66,667	7	199,994	-	-	-		-	200,001
Preferred Unit dividend	8,502	1	19,525	-	-	-	(27,794)	-	(8,268)
Foreign currency translation	-	-	-	-	-	824,941	-	-	824,941
Shares issued on exercise of warrants	100,000	10	289,990	-	-	-	-	-	290,000
Net loss	-	-	-	-	-	-	(2,597,432)	(84,407)	(2,681,839)
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(1,042,346)	-	(1,042,346)
Balance, March 31, 2018	3,222,209	323	61,263,606	-	-	(109,960)	(52,776,875)	698,046	9,075,140

Common stock and warrants issued for:
Cash proceeds, net	403,214	41	1,372,142	-	-	-	-	-	1,372,183
Consulting services	55,257	5	150,996	-	-	-		-	151,001
Preferred Unit dividend	5,790	1	19,098	-	-	-	(28,007)	-	(8,908)
Accrued interest on note payable	12,800	1	43,343	-	-	-	-	-	43,344
Foreign currency translation	-	-	-	-	-	3,271	-	-	3,271
Non-controlling interest contributions	-	-	-	-	-	-	-	750,000	750,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(42,603)	(42,603)
Reclassification of Minority Interest	-	-	353,699	-	-	-	-	(353,699)	-
Net loss	-	-	-	-	-	-	(760,462)	(45,343)	(805,805)
Balance, June 30, 2018	3,699,270	371	63,202,884	-	-	(106,689)	(53,565,344)	1,006,401	10,537,623

Balance, December 31, 2018	3,715,444	373	64,756,903	-	-	(202,115)	(57,124,673)	827,037	8,257,525
				-	-
Common stock and warrants issued for:				-	-
Preferred Unit dividend	16,342	1	19,521	-	-	-	(27,795)	-	(8,273)
Share-based compensation	-	-	100,707	-	-	-	-	-	100,707
Foreign currency translation	-	-	-	-	-	37,832	-	-	37,832
Non-controlling interest contributions	-	-	-	-	-	-	-	575,000	575,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(10,804)	(10,804)
Reclassification of Minority Interest	-	-	249,104	-	-	-	-	(249,104)	-
Net loss	-	-	-	-	-	-	(1,873,072)	(115,591)	(1,988,663)
Balance, March 31, 2019	3,731,786	374	65,126,235	-	-	(164,283)	(59,025,540)	1,026,538	6,963,324

Common stock and warrants issued for:
Director fees	104,828	10	252,949	-	-	-	-	-	252,959
Consulting services	36,765	4	117,087	-	-	-	-	-	117,091
Preferred Unit dividend	11,844	1	19,097	-	-	-	(28,005)	-	(8,907)
Accrued interest on note payable	8,800	1	13,839	-	-	-	-	-	13,840
Share-based compensation	45,000	5	8,704	-	-	-	-	-	8,709
Stock issued to settle convertible debt and note payable	3,075,000	308	3,074,692	-	-	-	-	-	3,075,000
Subscriptions pursuant to rights offering, net	-	-	2,614,623	300	(2,694,530)	-	-	-	(79,607)
Foreign currency translation	-	-	-	-	-	(67,827)	-	-	(67,827)
Shareholder payment for short swing	-	-	1,676	-	-	-	-	-	1,676
Non-controlling interest distributions	-	-	-	-	-	-	-	(16,779)	(16,779)
Reclassification of Minority Interest	-	-	(18,699)	-	-	-	-	18,699	-
Net loss	-	-	-	-	-	-	(3,216,799)	(118,867)	(3,335,666)
Balance, June 30, 2019	7,014,023	$703	$71,210,203	$300	$(2,694,530)	$(232,110)	$(62,270,344)	$909,591	$6,923,813

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(5,324,329)	$(3,487,641)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,096,417	1,070,993
Amortization of operating lease assets	931,722	-
Asset impairment charges	1,369,081	1,731,267
Write-off investment in HOA	435,000	-
Common stock and warrants issued for services	23,747	129,767
Stock based compensation	111,087	-
Loss on investments	29,239	-
Gain on tax settlements	(204,162)	-
Amortization of debt discount and discount on preferred stock	17,391	591,830
Change in assets and liabilities:
Accounts and other receivables	(137,789)	(241,772)
Prepaid and other assets	(78,295)	(412,423)
Inventory	41,205	60,093
Accounts payable and accrued liabilities	2,449,648	849,132
Change in amounts payable to related parties	(48,318)	-
Deferred income taxes	43,150	(572,994)
Operating lease liabilities	(941,131)	-
Deferred revenue	(166,975)	-
Deferred rent	-	(119,089)
Net cash flows from operating activities	(353,312)	(400,837)

Cash flows from investing activities:
Purchase of property and equipment	(518,619)	(664,801)
Proceeds from tenant improvement allowances	141,860	-
Cash paid for acquisitions	-	(30,000)
Proceeds from sale of assets	173,977	-
Net cash flows from investing activities	(202,782)	(694,801)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	1,687,184
Loan proceeds	304,174	-
Loan repayments	(347,680)	(207,531)
Distributions to non-controlling interest	(27,583)	(42,603)
Contributions from non-controlling interest	575,000	750,000
Net cash flows from financing activities	503,911	2,187,050
Effect of exchange rate changes on cash	1,319	(17,763)
Net increase (decrease) in cash and restricted cash	(50,864)	1,073,649
Cash and restricted cash, beginning of period	630,206	438,493
Cash and restricted cash, end of period	$579,342	$1,512,142

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited), continued

	Six Months Ended
	June 30, 2019	June 30, 2018

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$312,438	$272,784
Income taxes	92,576	73,112

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$-	$200,000
Convertible debt and notes payable settled through subscriptions in the rights offering	3,075,000	-
Subscriptions receivable from rights offering, net	2,694,530	-
Preferred stock dividends paid through issuance of common stock	38,618	38,622

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

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three-month and six-month periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of June 30, 2019, our cash balance was $579,000, our working capital was negative $18.1 million (which includes $3.6 million of current operating lease liabilities recorded with the adoption of the new lease accounting standard discussed in Note 2), and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;
●	our ability to refinance or otherwise extend maturities of current debt obligations;
●	our ability to establish and manage payment plans with various taxing authorities to pay off back taxes;
●	the level of investment in acquisition of new restaurant businesses and entering new markets;
●	our ability to manage our operating expenses and maintain gross margins as we grow;
●	popularity of and demand for our fast-casual dining concepts; and
●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plan for the next twelve months contemplates opening at least two additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $386,000, of which approximately $125,000 is funded by private investors and approximately $261,000 will be funded internally by the Company. Approximately $322,000 is expected to be returned to the Company via tenant improvement refunds once all conditions are satisfied. We also have $6.6 million of principal due on our debt obligations within the next 12 months, plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. We are evaluating our current debt obligations during 2019 and are also exploring the sale of certain assets and raising additional capital. In February 2019, we sold the assets associated with American Roadside McBee, LLC for net proceeds of approximately $173,000 and we sold 54% of the ownership interests in BGR Arlington, LLC and BGR Washingtonian, LLC for net proceeds of approximately $450,000. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise additional capital.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers. As of June 30, 2019, the Company and its subsidiaries have approximately $3.4 million of accrued employee and employer taxes, including penalties and interest, which are due to certain taxing authorities. These factors raise substantial doubt about our ability to continue as a going concern. The Company is currently in discussions with various taxing authorities on settling these liabilities through payment plans beginning in the third quarter of 2019.

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

Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers are as follows:

	June 30, 2019	December 31, 2018

Accounts Receivable	$432,650	$227,056
Royalty Receivables	-	5,307
Gift Card Liability	86,718	87,724
Deferred Revenue	1,007,531	1,174,506

The only revenue recognized over time versus point-in-time is the initial/up-front franchise fees and the management fees.

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

	As Previously Reported	New Lease Standard Adjustment	As Adjusted
Operating lease assets	$-	$19,823,202	$19,823,202
Current operating lease liabilities	-	3,774,148	3,774,148
Long-term operating lease liabilities	-	18,346,253	18,346,253
Deferred rent	2,297,199	(2,297,199)	-

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding.

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of June 30, 2019 and 2018, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	June 30, 2019	June 30, 2018
Warrants	3,605,034	2,645,829
Convertible notes	-	300,000
Stock options	32,800	-
Total	3,637,834	2,945,829

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

4. INVESTMENTS

Investments at cost consist of the following:

	June 30, 2019	December 31, 2018

Chanticleer Investors, LLC	$365,000	$800,000

Chanticleer Investors LLC – The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC, which in turn held a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As a result, the Company’s effective economic interest in Hooters of America was approximately 0.6%. Effective June 28, 2019, Hooters of America closed on the sale of a controlling interest in the company. The consideration paid in the sale transaction was a combination of cash proceeds and equity in the newly formed company. The Company netted approximately $48,000 in cash upon the transaction and retained a non-controlling interest in the equity of the newly formed company. Based on an analysis of the transaction and the value of the cash received and retained non-controlling interest, the Company concluded that its investment was impaired as of June 30, 2019. The Company recorded a $435,000 write down of the investment.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
Leasehold improvements	$11,129,013	$12,030,450
Restaurant furniture and equipment	5,848,191	6,389,305
Construction in progress	297,993	1,015,853
Office and computer equipment	69,803	73,681
Office furniture and fixtures	73,838	76,486
	17,418,838	19,585,775
Accumulated depreciation and amortization	(8,406,450)	(9,117,934)
	$9,012,388	$10,467,841

Depreciation and amortization expense was approximately $432,000 and $392,000 for the three months ended June 30, 2019 and 2018, respectively, and $855,000 and $799,000 for the six months ended June 30, 2019 and 2018, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following:

	June 30, 2019	December 31, 2018
Hooters Full Service	$3,330,215	$3,335,862
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	495,755	495,755
	$11,274,818	$11,280,465

The changes in the carrying amount of goodwill are summarized as follows:

	June 30, 2019	December 31, 2018
Beginning Balance	$11,280,465	$12,647,806
Impairment	-	(1,191,111)
Foreign currency translation gain (loss)	(5,647)	(176,230)
Ending Balance	$11,274,818	$11,280,465

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

		June 30, 2019	December 31, 2018
Trademark, Tradenames:
Just Fresh	10 years	$1,010,000	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,776,930	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters South Africa	20 years	239,958	234,242
Hooters Pacific NW	20 years	89,507	89,507
Hooters UK	5 years	12,364	12,422
		341,829	336,171
Total Intangibles at cost		6,946,516	6,940,858
Accumulated amortization		(2,058,936)	(1,817,699)
Intangible assets, net		$4,887,580	$5,123,159

	Six Months Ended
	June 30, 2019	June 30, 2018
Amortization expense	$241,237	$263,025

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

	June 30, 2019	December 31, 2018

Notes Payable (a)	$6,000,000	$6,000,000
Notes Payable Paragon Bank (b)	225,217	319,983
Note Payable (c)	-	75,000
Receivables financing facilities (d)	256,092	124,205
Notes Payable (e)	49,635	144,004
Bank overdraft facilities, South Africa, annual renewal	88,727	76,909

Total debt	6,619,671	6,740,101
Current portion of long-term debt	6,619,671	3,740,101
Long-term debt, less current portion	$-	$3,000,000

For the six months ended June 30, 2019 and 2018, amortization of debt discount was $0 and $586,695, respectively.

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

(b) The Company has two outstanding term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance
Note 1	5/10/2019	5.25%	$11,551
Note 2	8/10/2021	6.50%	213,666
			$225,217

(c) The Company had a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted company common stock to be paid to the lender each month while the note is outstanding. Effective June 28, 2019, the noteholder converted the outstanding note into subscription rights as part of the Company’s rights offering which expired on June 28, 2019 and closed on July 2, 2019. See additional discussion on the rights offering in Note 10.

(d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to make payments of $1,965 per day for 210 days. As of October 2017, the daily payment amount was modified to $1,200 per day and the term was extended to February 2018, with total remittance over the life of the loan unchanged. During October 2018, in consideration for proceeds of $100,000, the Company agreed to make payments of $585 per day for 220 days. During January 2019, in consideration for proceeds of $194,800, the Company agreed to make payments of $585 per day on two separate agreements for 220 days. Lastly, during May 2019, in consideration for proceeds of $99,480, the Company agreed to make payments of $585 per day for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $256,092 at June 30, 2019.

(e) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $49,635 at June 30, 2019.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

As of June 30, 2019, management concluded that no conditions exist that represent events of technical default under the 8% non-convertible secured debentures. In accordance with the December 2018 amendment, the holders of the 8% non-convertible secured debentures must notify the Company if there is an event of default for the default provisions to be triggered. Conditions may exist whereby the Company has failed a covenant, but the default provisions have not yet been triggered as the Company has not received notice from the noteholders.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	June 30, 2019	December 31, 2018
6% Convertible notes payable due June 2018 (a)	$-	$3,000,000
Total Convertible notes payable	-	3,000,000
Current portion of convertible notes payable	-	3,000,000
Convertible notes payable, less current portion	$-	$-

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. In connection with the Company’s agreement to conduct a capital raise in 2016, the lenders agreed to waive existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. Effective June 28, 2019, the noteholders converted the outstanding notes into subscription rights as part of the Company’s rights offering which expired on June 28, 2019 and closed on July 2, 2019. See additional discussion on the rights offering in Note 10.

9. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$4,781,325	$3,591,641
Accrued taxes (VAT, Sales, Payroll, etc.)	4,206,363	3,243,806
Accrued income taxes	43,520	61,790
Accrued interest	496,533	489,269
	$9,527,741	$7,386,506

As of June 30, 2019, approximately $3.4 million of employee and employer taxes, including penalties and interest, have been accrued but not remitted to certain taxing authorities by the Company for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest. A portion of the proceeds from the rights offering as discussed in Note 10 were used in July 2019 to pay down a portion of these payroll taxes accrued at June 30, 2019.

10. EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both June 30, 2019 and December 31, 2018. The Company had 3,939,023 and 3,715,444 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both June 30, 2019 and December 31, 2018. Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to the date of issuance. Dividends will be paid prior to any dividend to the holders of common stock. The Series 1 Preferred is non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. The Company is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of June 30, 2019 and December 31, 2018, 62,876 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering.

In 2019, the Company conducted a rights offering of units to its stockholders of record to purchase common stock at a subscription price of $1.00 per share. The rights offering was made pursuant to the Company’s effective registration statement on Form S-1 on file with the U.S. Securities and Exchange Commission (the “SEC”) and accompanying prospectus filed with the SEC on June 12, 2019.

Upon closing of the rights offering in July, a total of 1,894,311 shares of common stock were issued pursuant to record holders’ basic subscription privilege and a total of 4,190,542 shares of common stock were issued pursuant to record holders’ over subscription. The Company accepted subscriptions to purchase 6,084,853 shares in the rights offering upon expiration of the rights offering on June 28, 2019. The Company received $6,009,853 in gross proceeds from the rights offering. $3,075,000 was subscribed by certain record holders’ through the reduction in outstanding debt obligations of the Company. The shares associated with the reduction in outstanding debt obligations are deemed issued at June 30, 2019 and included in common stock issued and outstanding on the balance sheet. The remaining proceeds of approximately $2.7 million, which is net of fees owed to the dealer-managers and other offering costs, were received in early July after the closing of the rights offering. These proceeds are reflected as subscription receivables within the equity portion of the Company’s June 30, 2019 balance sheet. In addition, the stock subscriptions accepted upon expiration of the rights offering on June 28, 2019, excluding those related to the reduction in outstanding debt obligations, are reflected as common stock subscribed, unissued on the balance sheet at June 30, 2019.

Chardan Capital Markets, LLC and The Oak Ridge Financial Services Group Inc. were the co-dealer-managers on the transaction and the Company agreed to pay the dealer-managers a fee equal to 7% of the gross proceeds of the rights offering (excluding proceeds from the reduction of the debt obligations) and to reimburse the dealer-managers for their expenses up to $75,000 for an aggregate commission of approximately $286,000. Additional offering costs were incurred for legal, accounting and transfer agent services.

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

As of June 30, 2019, the Company had 296,129 restricted and unrestricted stock outstanding on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. Approximately 107,836 shares remained available for grant in the future. The Company issued 15,000 restricted stock units to an employee in 2016 and 30,000 restricted stock units to an employee in 2018. The fair value of the restricted stock was determined using the quoted market value of the Company’s common stock on the date of grant. As of June 30, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $29,250. That cost is expected to be recognized over a period of 1.50 years. The restricted stock units vest over the terms specified in each employees’ agreement. The Company issued 32,800 of stock options to employees in 2019. The stock options were valued on the date of grant using the Black-Scholes model. The stock options vest over the terms specified in each employees’ agreement. There was approximately $22,100 of total unrecognized compensation costs related to options granted as of March 31, 2019. That cost is expected to be recognized over a period of 1.75 years.

Total stock-based compensation expense for the six months ended June 30, 2019 and 2018 was $111,087 and $0, respectively.

A summary of the warrant activity for the six months ended June 30, 2019 is below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2018	3,684,762	$9.14	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited	(79,728)	60.70	-
Outstanding June 30, 2019	3,605,034	8.00	6.8

Exercisable June 30, 2019	3,605,034	$8.00	6.8

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants
> $40.00	235,224	1.3	235,224
$30.00-$39.99	38,490	0.5	38,490
$20.00-$29.99	77,950	0.6	77,950
$10.00-$19.99	50,300	2.0	50,300
$0.00-$9.99	3,203,070	7.5	3,203,070
	3,605,034	6.8	3,605,034

A summary of the stock option activity for the six months ended June 30, 2019 is below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2018	-	$-	-
Granted	32,800	4.0	4.4
Exercised	-	-	-
Forfeited	-	-	-
Outstanding June 30, 2019	32,800	$4.0	4.4

Exercisable June 30, 2019	7,650	$4.0	4.4

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company are as follows:

	June 30, 2019	December 31, 2018

Chanticleer Investors, LLC	$137,408	$185,726
	$137,408	$185,726

The amount from Chanticleer Investors LLC is related to cash distributions received from Chanticleer Investors LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and member of the Company’s Board of Directors, is also a lender to the Company for $2 million of the Company’s $6 million in secured debentures. In connection with the secured debentures, the Company made payments of interest to the board member of $87,890 and $80,000 for the six months ended June 30, 2019 and 2018, respectively, as required under the Notes.

Mr. Spitcaufsky also subscribed for 70,000 shares in connection with the May 3, 2018 Securities Purchase Agreement and received an equal number of warrants in the transaction. Michael D. Pruitt, the Company’s chairman and Chief Executive Officer also participated in the offering.

The Company had previously entered into a franchise agreement with entities controlled by Mr. Spitcaufsky providing him with the franchise rights for Little Big Burger in the San Diego area and an option for southern California. In February 2019, Mr. Spitcaufsky closed both of his franchised Little Big Burger restaurants and all agreements were terminated in May 2019.

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

The following are revenues and operating income (loss) from continuing operations by segment for the three and six months ended June 30, 2019 and 2018. The Company does not aggregate or review non-current assets at the segment level.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Hooters Full Service	$3,344,002	$3,513,223	$6,690,585	$7,044,297
Better Burgers Fast Casual	6,328,877	5,801,499	12,187,185	11,162,021
Just Fresh Fast Casual	1,012,894	1,060,203	1,980,773	2,139,123
Corporate and Other	25,000	24,999	50,000	49,998
	$10,710,773	$10,399,924	$20,908,543	$20,395,439

Operating Income (Loss):
Hooters Full Service	$(599,821)	$73,791	(590,257)	$(1,261,764)
Better Burgers Fast Casual	(1,281,727)	91,303	(1,973,802)	(120,531)
Just Fresh Fast Casual	(32,828)	637	(62,586)	(42,777)
Corporate and Other	(1,070,170)	(586,076)	(2,065,939)	(1,376,115)
	$(2,984,546)	$(420,345)	$(4,692,584)	$(2,801,187)

Depreciation and Amortization
Hooters Full Service	$90,900	$102,145	$183,435	$208,173
Better Burgers Fast Casual	416,983	382,801	820,715	772,083
Just Fresh Fast Casual	45,147	44,525	90,294	89,050
Corporate and Other	986	843	1,973	1,687
	$554,016	$530,314	$1,096,417	$1,070,993

The following are revenues and operating income (loss) from continuing operations by geographic region for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
United States	$8,654,100	$8,164,018	$16,806,839	$15,946,418
South Africa	1,346,939	1,467,909	2,739,242	2,969,328
Europe	709,734	767,997	1,362,462	1,479,693
	$10,710,773	$10,399,924	$20,908,543	$20,395,439

Operating Income (Loss):
United States	$(2,970,515)	$(505,109)	$(4,699,865)	$(1,468,121)
South Africa	(49,868)	10,649	(33,274)	21,194
Europe	35,837	74,115	40,555	(1,354,260)
	$(2,984,546)	$(420,345)	$(4,692,584)	$(2,801,187)

The following are non-current assets by geographic region as of June 30, 2019 and December 31, 2018:

Non-current Assets:	June 30, 2019 (1)	December 31, 2018
United States	$39,310,602	$24,795,368
South Africa	1,691,809	909,514
Europe	2,652,028	2,413,222
	$43,654,439	$28,118,104

(1)	Non-current assets increased due to the adoption of ASC 842 effective January 1, 2019.

13. COMMITMENTS AND CONTINGENCIES

Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of June 30, 2019 and December 31, 2018 in the accompanying condensed consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of June 30, 2019, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

Restaurant construction

The Company has contractual commitments related to store construction of approximately $386,000, of which approximately $125,000 is funded by private investors and approximately $261,000 will be funded internally by the Company. After completion of construction at each location, approximately $322,000 is expected to be returned to the Company via tenant improvement refunds.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	June 30, 2019
Right-of-use assets	Operating lease assets	$17,712,994

Current lease liabilities	Current operating lease liabilities	3,594,747
Non-current lease liabilities	Long-term operating lease liabilities	16,800,480
		$20,395,227

Lease term and discount rate were as follows:

June 30, 2019
Weighted average remaining lease term (years)	9.27
Weighted average discount rate	10%

The components of lease cost were as follows:

	Classification	Six Months ended June 30, 2019
Operating lease cost	Restaurant operating expenses and Restaurant pre-opening and closing expenses	$1,969,468
Variable lease cost	Restaurant operating expenses	418,976
		$2,388,444

Supplemental disclosures of cash flow information related to leases were as follows:

Six Months ended June 30, 2019
Cash paid for operating leases	$1,978,877
Operating lease assets obtained in exchange for operating lease liabilities (1)	19,822,753

(1)	Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of Leases Topic 842 discussed in Note 2 to the condensed consolidated financial statements.

Maturities of lease liabilities were as follows as of June 30, 2019:

Operating Leases
July 1, 2019 - June 30, 2020	$3,761,567
July 1, 2020 - June 30, 2021	3,743,669
July 1, 2021 - June 30, 2022	3,698,299
July 1, 2022 - June 30, 2023	3,238,152
July 1, 2023 - June 30, 2024	2,876,735
Thereafter	14,337,079
Total lease payments	31,655,501
Less: imputed interest	11,260,274
Present value of lease liabilities	$20,395,227

14. subsequent events

The Company made the decision to close one BGR location and one domestic Hooters location in July 2019.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	The quality of the Company and franchise store operations and changes in sales volume;
●	Our ability to operate our business and generate profits. We have not been profitable to date;
●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;
●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;
●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;
●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;
●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;
●	Our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;
●	Actions of our franchise partners or operating partners which could harm our business;
●	Failure to protect our intellectual property rights, including the brand image of our restaurants;
●	Changes in customer preferences and perceptions;
●	Increases in costs, including food, rent, labor and energy prices;
●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;

●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;
●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;
●	Our food service business and the restaurant industry are subject to extensive government regulation;
●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;
●	Inherent risk in foreign operations and currency fluctuations;
●	Unusual expenses associated with our expansion into international markets;
●	The risks associated with leasing space subject to long-term non-cancelable leases;
●	We may not attain our target development goals and aggressive development could cannibalize existing sales;
●	Potentially volatile conditions in the global financial markets and economies;
●	A decline in market share or failure to achieve growth;
●	Negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;
●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;
●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;
●	We may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes;
●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;
●	Adverse effects on our results from a decrease in or cessation or claw back of government incentives related to investments; and
●	Adverse effects on our operations resulting from certain geo-political or other events.

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

We own, operate and franchise a system-wide total of 46 fast casual restaurants specializing the “Better Burger” category of which 34 are company-owned and 12 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast-casual dining chain consisting of 6 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 10 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 18 company-owned locations in Oregon, Washington and North Carolina and 1 franchisee-operated location in Texas. In addition, 1 company-owned location is currently under construction.

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

As of June 30, 2019, our system-wide store count totaled 59 locations, consisting of 47 company-owned locations and 12 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Our results of operations are summarized below:

	Three Months Ended
	June 30, 2019		June 30, 2018
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$10,378,518		$10,185,159		1.9%
Gaming income, net	109,536		81,122		35.0%
Management fees	25,000		24,999		0.0%
Franchise income	197,719		108,644		82.0%
Total revenue	10,710,773		10,399,924		3.0%

Expenses:
Restaurant cost of sales	3,515,186	33.9%	3,376,693	33.2%	4.1%
Restaurant operating expenses	6,557,415	63.2%	5,640,614	55.4%	16.3%
Restaurant pre-opening and closing expenses	76,713	0.7%	96,770	1.0%	-20.7%
General and administrative	1,714,399	16.0%	1,121,666	10.8%	52.8%
Asset impairment charge	1,277,590	11.9%	54,212	0.5%	2256.7%
Depreciation and amortization	554,016	5.2%	530,314	5.1%	4.5%
Total expenses	13,695,319	127.9%	10,820,269	104.0%	26.6%
Operating loss	$(2,984,546)		$(420,345)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased 3.0% to $10.7 million for three months ended June 30, 2019 from $10.4 million for the three months ended June 30, 2018. Revenues by concept are summarized below for each period:

	Three Months Ended June 30, 2019
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Revenue
Restaurant sales, net	$6,131,158	$1,012,894	$3,234,466	$-	$10,378,518	96.9%
Gaming income, net	-	-	109,536	-	109,536	1.0%
Management fees	-	-	-	25,000	25,000	0.2%
Franchise income	197,719	-	-	-	197,719	1.8%
Total revenue	$6,328,877	$1,012,894	$3,344,002	$25,000	$10,710,773	100.0%

	Three Months Ended June 30, 2018
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Revenue
Restaurant sales, net	$5,692,855	$1,060,203	$3,432,101	$-	$10,185,159	97.9%
Gaming income, net	-	-	81,122	-	81,122	0.8%
Management fees	-	-	-	24,999	24,999	0.2%
Franchise income	108,644	-	-	-	108,644	1.0%
Total revenue	$5,801,499	$1,060,203	$3,513,223	$24,999	$10,399,924	100.0%

	% Change in Revenues Compared to Prior Year
	Better Burgers	Just Fresh	Hooters	Corp	Total
Revenue
Restaurant sales, net	7.7%	-4.5%	-5.8%	-	1.9%
Gaming income, net	-	-	35.0%	-	35.0%
Management fees	-	-	-	-	0.0%
Franchise income	82.0%	-	-	-	82.0%
Total revenue	9.1%	-4.5%	-4.8%	0.0%	3.0%

●	Restaurant revenue from the Company’s Better Burger Group increased 7.7% to $6.1 million for the three months ended June 30, 2019 from $5.7 million for the three months ended June 30, 2018.

Restaurant revenue increased approximately $503,000 for the three months ended June 30, 2019 from the opening of 6 Little Big Burger restaurants during the third and fourth quarters of 2018 and the first and second quarters of 2019. In addition, the Company acquired BGR Columbia in October of 2018 which also contributed to the increase in revenue in the second quarter of 2019 (approximately $177,000). This increase in revenue was offset by the closure of American Roadside McBee in the first quarter of 2019 and by a decline in same store sales across all brands.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 4.5% to $1.0 million for the three months ended June 30, 2019 from $1.1 million for the three months ended June 30, 2018. The decline in revenues was primarily from a decline in same store sales for the three months ended June 30, 2019.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 5.8% to $3.2 million for the three months ended June 30, 2019 from $3.4 million for the three months ended June 30, 2018. The decrease in Hooters revenue was largely driven by a decline in same store sales and unfavorable movements in exchange rates. There was a large decline in same store sales in the Nottingham Hooters restaurant and a slight decline in the domestic Hooters restaurants which was partially offset by a slight increase in sales in the South African Hooters.

●	Gaming revenue increased by 35.0% to $110,000 for the three months ended June 30, 2019 from $81,000 for the three months ended June 30, 2018. The increase in gaming revenue is primarily attributable to normal deviations in levels of play and payouts on the terminals.

●	Management fee income was unchanged at $25,000 for the three months ended June 30, 2019 and 2018. The Company derives management fee income from serving as general partner for its investment in HOA LLC and as compensation for the Company’s CEO serving on the board of Hooters of America. This compensation will end going forward with the sale of Hooters of America in June 2019.

●	Franchise income increased 82.0% to $198,000 for the three months ended June 30, 2019 from $109,000 for the three months ended June 30, 2018. The increase is attributable to the Company recognizing revenue from the Little Big Burger franchisees that was previously deferred due to the termination of agreements.

Restaurant cost of sales

Restaurant cost of sales remained consistent in total for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Cost of sales by concept are summarized below for each period:

	Three Months Ended
	June 30, 2019		June 30, 2018
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	2,000,040	32.6%	$1,831,530	32.2%	9.2%
Just Fresh Fast Casual	345,471	34.1%	363,892	34.3%	-5.1%
Hooters Full Service	1,169,675	36.2%	1,181,271	34.4%	-1.0%
	$3,515,186	33.9%	$3,376,693	33.2%	4.1%

As a percentage of restaurant sales, net, restaurant cost of sales increased to 33.9% for the three months ended June 30, 2019 from 33.2% for the three months ended June 30, 2018.

Cost of sales in the Better Burger Group increased slightly to 32.6% to 32.2%, Just Fresh improved from 34.3% to 34.1%, while cost of sales for the Hooters locations increased from 34.4% to 36.2%. Cost of sales in the Better Burger Group and Hooters Group increased due to unfavorable movements in food costs. Cost of sales in the Just Fresh business improved slightly due to favorable movements in food costs.

Restaurant operating expenses

Restaurant operating expenses increased 16.3% to $6.6 million for the three months ended June 30, 2019 from $5.6 million for the three months ended June 30, 2018. Restaurant operating expenses by concept are summarized below for each period:

	Three Months Ended
	June 30, 2019		June 30, 2018
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,995,554	65.2%	$3,114,191	54.7%	28.3%
Just Fresh Fast Casual	570,358	56.3%	554,848	52.3%	2.8%
Hooters Full Service	1,991,503	61.6%	1,971,575	57.4%	1.0%
	$6,557,415	63.2%	$5,640,614	55.4%	16.3%

As a percent of restaurant revenues, operating expenses increased to 63.2% for the three months ended June 30, 2019 from 55.4% for the three months ended June 30, 2018. Operating expenses increased due to the opening of new stores in the Better Burger group, increases in wage rates and penalties and interest charges associated with delinquent payroll taxes across all concepts.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $77,000 for the three months ended June 30, 2019 compared with $97,000 for the three months ended June 30, 2018. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction. Restaurant closing expenses are included here as well.

General and administrative expense (“G&A”)

G&A increased 52.8% to $1.7 million for the three months ended June 30, 2019 from $1.1 million for the three months ended June 30, 2018. Significant components of G&A are summarized as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018	% Change
Audit, legal and other professional services	$518,637	$315,791	64.2%
Salary and benefits	689,551	510,225	35.1%
Travel and entertainment	84,316	55,973	50.6%
Shareholder services and fees	27,290	7,956	243.0%
Advertising, Insurance and other	394,605	231,721	70.3%
Total G&A Expenses	$1,714,399	$1,121,666	52.8%

As a percentage of total revenue, G&A increased to 16.0% for the three months ended June 30, 2019 from 10.8% for the three months ended June 30, 2018.

For the three months ended June 30, 2019, approximately $1.2 million is attributable to the cost of operating our Corporate office, including salaries, share-based compensation, travel, audit, legal and other public company related costs. Approximately $500,000 is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger Group, Hooters, and Just Fresh.

The increases in G&A during the three months ended June 30, 2019 are primarily related to an increase in Corporate payroll and other one-time costs incurred during the three months ended June 30, 2019. For additional details on these one-time costs, refer to the G&A analysis below of the results of operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Asset impairment charges

Asset impairment charges totaled $1.3 million for the three months ended June 30, 2019 as compared with $54,000 for the three months ended June 30, 2018. In the second quarter of 2019, the Company recognized impairment charges related to the closure of one of its BGR restaurants. The Company also recognized impairment charges related to the closure of another BGR restaurant and domestic Hooters restaurant which occurred in July as it was determined that the carrying amount of certain assets related to those restaurants were not recoverable as of June 30, 2019.

Depreciation and amortization

Depreciation and amortization expense increased to $554,000 from $530,000 for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the opening of additional Little Big Burger restaurants in 2018 and 2019.

Other expense

Other expense consisted of the following:

	Three Months Ended
Other Income (Expense)	June 30, 2019	June 30, 2018	% Change
Interest expense	$(167,520)	$(629,858)	-73.4%
Other income (expense)	(177,771)	7,605	-2437.6%
Total other income (expense)	$(345,291)	$(622,253)	-44.5%

Other expense, net decreased to $346,000 for the three months ended June 30, 2019 from an expense $622,000 for the three months ended June 30, 2018. Interest expense decreased significantly from $630,000 for the three months ended June 30, 2018 to $168,000 for the three months ended June 30, 2019 due to the Company no longer accruing default interest on the $6 million debentures due to the December 2018 amendment along with no further debt discount amortization. The Company recorded a gain of $204,000 from tax settlements related to its South Africa operations. Lastly, the Company recorded a loss of $435,000 in connection with the write down of its investment in HOA.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Our results of operations are summarized below:

	Six Months Ended
	June 30, 2019		June 30, 2018
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$20,288,546		$19,954,667		1.7%
Gaming income, net	225,621		174,277		29.5%
Management fee income	50,000		49,998		0.0%
Franchise income	344,376		216,497		59.1%
Total revenue	20,908,543		20,395,439		2.5%

Expenses:
Restaurant cost of sales	6,792,765	33.5%	6,652,868	33.3%	2.1%
Restaurant operating expenses	12,987,959	64.0%	11,226,763	56.3%	15.7%
Restaurant pre-opening and closing expenses	142,888	0.7%	199,652	1.0%	-28.4%
General and administrative	3,212,017	15.4%	2,315,083	11.4%	38.7%
Asset impairment charge	1,369,081	6.5%	1,731,267	8.5%	-20.9%
Depreciation and amortization	1,096,417	5.2%	1,070,993	5.3%	2.4%
Total expenses	25,601,127	122.4%	23,196,626	113.7%	10.4%
Operating loss from continuing operations	$(4,692,584)		$(2,801,187)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased 2.5% to $20.9 million for the six months ended June 30, 2019 from $20.4 million for the six months ended June 30, 2018. Revenues by concept are summarized below for each period:

	Six Months Ended June 30, 2019
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Revenue
Restaurant sales, net	$11,842,809	$1,980,773	$6,464,964	$-	$20,288,546	97.0%
Gaming income, net	-	-	225,621	-	225,621	1.1%
Management fees	-	-	-	50,000	50,000	0.2%
Franchise income	344,376	-	-	-	344,376	1.6%
Total revenue	$12,187,185	$1,980,773	$6,690,585	$50,000	$20,908,543	100.0%

	Six Months Ended June 30, 2018
	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Revenue
Restaurant sales, net	$10,945,524	$2,139,123	$6,870,020	$-	$19,954,667	97.8%
Gaming income, net	-	-	174,277	-	174,277	0.9%
Management fees	-	-	-	49,998	49,998	0.2%
Franchise income	216,497	-	-	-	216,497	1.1%
Total revenue	$11,162,021	$2,139,123	$7,044,297	$49,998	$20,395,439	100.0%

	% Change in Revenues Compared to Prior Year
	Better Burgers	Just Fresh	Hooters	Corp	Total
Revenue
Restaurant sales, net	8.2%	-7.4%	-5.9%	-	1.7%
Gaming income, net	-	-	29.5%	-	29.5%
Management fees	-	-	-	-	0.0%
Franchise income	59.1%	-	-	-	59.1%
Total revenue	9.2%	-7.4%	-5.0%	0.0%	2.5%

●	Restaurant revenue from the Company’s Better Burger Group increased 8.2% to $11.8 million for the six months ended June 30, 2019 from $10.9 million for the six months ended June 30, 2018.

Restaurant revenue increased approximately $1.2 million for the six months ended June 30, 2019 from the opening of 6 Little Big Burger restaurants during the third and fourth quarters of 2018 and the first and second quarters of 2019. In addition, the Company acquired BGR Columbia in October of 2018 which also contributed to the increase in revenue for the six months ended June 30, 2019 (approximately $338,000). This increase in revenue was offset by the closure of American Roadside McBee in the first quarter of 2019 and by a decline in same store sales across all brands.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 7.4% to $2.0 million for the six months ended June 30, 2019 from $2.1 million for the six months ended June 30, 2018. The decline in revenues was primarily from a decline in same store sales for the six months ended June 30, 2019.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 5.9% to $6.5 million for the six months ended June 30, 2019 from $6.9 million for the six months ended June 30, 2018. The decrease in Hooters revenue was largely driven by a decline in same store sales for the six months ended June 30, 2019 and unfavorable movements in exchange rates. There was a slight decline in same store sales in the Nottingham Hooters and domestic Hooters restaurants which was partially offset by a slight increase in sales in the South African Hooters.

●	Gaming revenue increased by 29.5% to $226,000 for the six months ended June 30, 2019 from $174,000 for the six months ended June 30, 2018. The increase in gaming revenue is primarily attributable to normal deviations in levels of play and payouts on the terminals.

●	Management fee income was unchanged at $50,000 for the six months ended June 30, 2019 and 2018. The Company derives management fee income from serving as general partner for its investment in HOA LLC and as compensation for the Company’s CEO serving on the board of Hooters of America. This compensation will end going forward with the sale of Hooters of America in June 2019.

●	Franchise income increased 59.1% to $344,000 for the six months ended June 30, 2019 from $216,000 for the six months ended June 30, 2018. The increase is attributable to the Company recognizing revenue from the Little Big Burger franchisees that was previously deferred due to the termination of agreements.

Restaurant cost of sales

Restaurant cost of sales remained consistent in total for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Cost of sales by concept are summarized below for each period:

	Six Months Ended
	June 30, 2019		June 30, 2018
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,808,377	32.2%	$3,535,331	32.3%	7.7%
Just Fresh Fast Casual	679,240	34.3%	729,634	34.1%	-6.9%
Hooters Full Service	2,305,148	35.7%	2,387,903	34.8%	-3.5%
	$6,792,765	33.5%	$6,652,868	33.3%	2.1%

As a percentage of restaurant sales, net, restaurant cost of sales increased to 33.5% for the six months ended June 30, 2019 from 33.3% for the six months ended June 30, 2018.

Cost of sales in the Better Burger Group remained consistent at 32.2% compared to 32.3%, Just Fresh increased slightly from 34.1% to 34.3%, while cost of sales for the Hooters locations increased from 34.8% to 35.7%. Cost of sales in the Just Fresh and Hooters group increased slightly due to unfavorable movements in food costs.

Restaurant operating expenses

Restaurant operating expenses increased 15.7% to $13.0 million for the six months ended June 30, 2019 from $11.2 million for the six months ended June 30, 2018. Restaurant operating expenses by concept are summarized below for each period:

	Six Months Ended
	June 30, 2019		June 30, 2018
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$7,879,798	66.5%	$6,138,611	56.1%	28.4%
Just Fresh Fast Casual	1,119,182	56.5%	1,131,470	52.9%	-1.1%
Hooters Full Service	3,988,979	61.7%	3,956,682	57.6%	0.8%
	$12,987,959	64.0%	$11,226,763	56.3%	15.7%

As a percent of restaurant revenues, operating expenses increased to 64.0% for the six months ended June 30, 2019 from 56.3% for the six months ended June 30, 2018. Operating expenses increased due to the opening of new stores in the Better Burger group, increases in wage rates and penalties and interest charges associated with delinquent payroll taxes across all concepts.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $143,000 for the six months ended June 30, 2019 compared with $200,000 for the six months ended June 30, 2018. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction. Restaurant closing expenses are recorded here as well.

General and administrative expense (“G&A”)

G&A increased 38.7% to $3.2 million for the six months ended June 30, 2019 from $2.3 million for the six months ended June 30, 2018. Significant components of G&A are summarized as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018	% Change
Audit, legal and other professional services	$981,305	$710,634	38.1%
Salary and benefits	1,378,643	1,017,075	35.5%
Travel and entertainment	137,977	90,899	51.8%
Shareholder services and fees	47,402	19,394	144.4%
Advertising, Insurance and other	666,690	477,081	39.7%
Total G&A Expenses	$3,212,017	$2,315,083	38.7%

As a percentage of total revenue, G&A increased to 15.4% for the six months ended June 30, 2019 from 11.4% for the six months ended June 30, 2018.

For the six months ended June 30, 2019, approximately $2.2 million is attributable to the cost of operating our Corporate office, including salaries, travel, audit, legal and other public company related costs. Approximately $1.0 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger Group, Hooters, and Just Fresh.

The increases in G&A during 2019 are primarily related to an increase in Corporate payroll and other one-time costs incurred during the six months ended June 30, 2019. These one-time costs include, $132,000 in consulting/legal fees associated with the union labor issue in Portland, $100,000 in advertising/marketing fees associated with brand segmentation studies, strategies and various other Corporate initiatives, $109,000 in share-based compensation related to restricted stock units and stock options awarded to employees, and $156,000 in additional other consulting/legal fees. The majority of these costs are non-recurring, and the Company expects its investment in the initiatives highlighted above to drive an increase in revenue across all segments in the third and fourth quarters of 2019.

Asset impairment charges

Asset impairment charges totaled $1.4 million for the six months ended June 30, 2019 as compared with $1.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the Company recognized impairment charges related to the closure of two of its stores in the Better Burger Group. The Company also recognized impairment charges related to the closure of another BGR restaurant and domestic Hooters restaurant which occurred in July as it was determined that the carrying amount of certain assets related to those restaurants were not recoverable as of June 30, 2019. For the six months ended June 30, 2018, the Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte.

Depreciation and amortization

Depreciation and amortization expense remained consistent at $1.1 million for the six months ended June 30, 2019 compared to the three months ended June 30, 2018.

Other expense

Other expense consisted of the following:

	Six Months Ended
Other Income (Expense)	June 30, 2019	June 30, 2018	% Change
Interest expense	$(379,290)	$(1,264,939)	-70.0%
Other income (expense)	(196,045)	5,490	-3670.9%
Total other expense	$(575,335)	$(1,259,449)	-54.3%

Other expense, net decreased to $576,000 for the six months ended June 30, 2019 from $1.3 million for the six months ended June 30, 2018. Interest expense decreased significantly from $1.3 million for the six months ended June 30, 2018 to $380,000 for the six months ended June 30, 2019 due to the Company no longer accruing default interest on the $6 million debentures due to the December 2018 amendment along with no further debt discount amortization. The Company recorded a gain of $204,000 from tax settlements related to its South Africa operations. Lastly, the Company recorded a loss of $435,000 in connection with the write down of its investment in HOA.

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

	Period Ended
	June 30, 2019	June 30, 2018

Net cash flows from operating activities	$(353,312)	$(400,837)
Net cash flows from investing activities	(202,782)	(694,801)
Net cash flows from financing activities	503,911	2,187,050
Effect of foreign currency exchange rates on cash	1,319	(17,763)
	$(50,864)	$1,073,649

Net cash flows from operating activities was ($353,000) for the six months ended June 30, 2019 compared to ($400,000) in the prior year comparable period. The primary drivers of the decrease in net cash flows from operating activities was the operational losses from the six months ending June 30, 2019 partially offset by an increase in accounts payable and accrued liabilities.

Net cash flows from investing activities for the six months ended June 30, 2019 was ($203,000) compared to ($695,000) in the prior year comparable period. The primary drivers of the net cash flows from investing activities was capital expenditures as it relates to the new Little Big Burgers under construction in the first six months of 2019 which was partially offset by cash received from tenant improvement allowances and net proceeds from the sale of assets of American Roadside McBee.

Net cash flows from financing activities for the six months ended June 30, 2019 was $504,000 compared to $2.2 million in the prior year comparable period. The primary drivers of the net cash flows from financing activities for the six months ended June 30, 2019 was the contributions from non-controlling interests.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of June 30, 2019, our cash balance was $579,000, our working capital was negative $18.1 million (which includes $3.6 million of current operating lease liabilities recorded with the adoption of the new lease accounting standard discussed in Note 2), and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

●	our ability to access the capital and debt markets to satisfy current obligations and operate the business;
●	our ability to refinance or otherwise extend maturities of current debt obligations;
●	our ability to establish and manage payment plans with various taxing authorities to pay off back taxes;
●	the level of investment in acquisition of new restaurant businesses and entering new markets;
●	our ability to manage our operating expenses and maintain gross margins as we grow;
●	popularity of and demand for our fast-casual dining concepts; and
●	general economic conditions and changes in consumer discretionary income.

We have typically funded our operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of our common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing.

Our operating plan for the next twelve months contemplates opening at least two additional company owned stores as well as growing our franchising businesses at Little Big Burger and BGR. We have contractual commitments related to store construction of approximately $386,000, of which approximately $125,000 is funded by private investors and approximately $261,000 will be funded internally by the Company. After completion of construction at each location, approximately $322,000 is expected to be returned to the Company via tenant improvement refunds. We also have $6.6 million of principal due on our debt obligations within the next 12 months, plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. We are evaluating refinancing our current debt obligations during 2019 and are also exploring the sale of certain assets and raising additional capital. In February 2019, we sold the assets associated with American Roadside McBee, LLC for net proceeds of approximately $173,000 and we sold 54% of the ownership interests in BGR Arlington, LLC and BGR Washingtonian, LLC for net proceeds of approximately $450,000. However, we cannot provide assurance that we will be able to refinance our long-term debt or sell assets or raise additional capital.

As we execute our growth plans over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers. As of June 30, 2019, the Company and its subsidiaries have approximately $3.4 million of accrued employee and employer taxes, including penalties and interest, which are due to certain taxing authorities. These factors raise substantial doubt about our ability to continue as a going concern. The Company is currently in discussions with various taxing authorities on settling these liabilities through payment plans beginning in the third quarter of 2019.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending June 30, 2019 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.

CHANTICLEER HOLDINGS, INC.

Date: August 14, 2019	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick Harkleroad
Patrick Harkleroad
Chief Financial Officer
(Principal Financial Officer)

