Form 10-Q
period 2019-09-30
Chanticleer Holdings, Inc.
filed 2019-11-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 10,073,545 shares of common stock issued and outstanding as of November 7, 2019.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Quarterly Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Quarterly Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	our ability to satisfy the required conditions and otherwise complete our planned Merger on a timely basis or at all;
●	the expected benefits and potential value created by the proposed Merger for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the proposed Merger if it is completed;
●	our ability to maintain our operations and obtain additional funding for our operations, if necessary, until the consummation of the proposed Merger;
●	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;
●	our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the proposed Merger, capital requirements and needs for additional financing, and our ability to obtain additional financing and to continue as a going concern if the Merger is not completed.
●	The quality of the Company and franchise store operations and changes in sales volume;
●	Our ability to operate our business and generate profits. We have not been profitable to date;
●	Inherent risks in expansion of operations, including our ability to acquire additional territories, generate profits from new restaurants, find suitable sites and develop and construct locations in a timely and cost-effective way;
●	Inherent risks associated with acquiring and starting new restaurant concepts and store locations;
●	General risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;
●	Intensive competition in our industry and competition with national, regional chains and independent restaurant operators;
●	Our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;
●	Our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;
●	Actions of our franchise partners or operating partners which could harm our business;
●	Failure to protect our intellectual property rights, including the brand image of our restaurants;
●	Changes in customer preferences and perceptions;
●	Increases in costs, including food, rent, labor and energy prices;
●	Our business and the growth of our Company is dependent on the skills and expertise of management and key personnel;
●	Constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;
●	Work stoppages at our restaurants or supplier facilities or other interruptions of production;
●	Our food service business and the restaurant industry are subject to extensive government regulation;
●	We may be subject to significant foreign currency exchange controls in certain countries in which we operate;
●	Inherent risk in foreign operations and currency fluctuations;
●	Unusual expenses associated with our expansion into international markets;
●	The risks associated with leasing space subject to long-term non-cancelable leases;
●	We may not attain our target development goals and aggressive development could cannibalize existing sales;
●	Potentially volatile conditions in the global financial markets and economies;
●	A decline in market share or failure to achieve growth;
●	Negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;
●	Breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;
●	Unusual or significant litigation, governmental investigations or adverse publicity, or otherwise;
●	We may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes;
●	Our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;
●	Adverse effects on our results from a decrease in or cessation or claw back of government incentives related to investments; and
●	Adverse effects on our operations resulting from certain geo-political or other events.

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

2

Chanticleer Holdings, Inc. and Subsidiaries

Part I

Item 1: Financial Statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$637,291	$629,871
Restricted cash	336	335
Accounts and other receivables, net	223,959	387,239
Inventories	354,339	478,314
Prepaid expenses and other current assets	342,960	179,377
Assets held for sale, net	1,901,376	-
TOTAL CURRENT ASSETS	3,460,261	1,675,136
Property and equipment, net	8,159,832	10,467,841
Operating lease assets	14,524,463	-
Goodwill	10,498,631	11,280,465
Intangible assets, net	4,479,905	5,123,159
Investments	373,198	800,000
Deposits and other assets	350,725	446,639
TOTAL ASSETS	$41,847,015	$29,793,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,431,723	$7,386,506
Current maturities of long-term debt and notes payable	6,682,365	3,740,101
Current maturities of convertible notes payable	-	3,000,000
Current operating lease liabilities	3,240,833	-
Due to related parties	-	185,726
Liabilities held for sale, net	1,645,253	-
TOTAL CURRENT LIABILITIES	19,000,174	14,312,333
Long-term debt	-	3,000,000
Redeemable preferred stock: no par value, 62,876 shares issued and outstanding, net of discount of $147,827 and $173,914, respectively	700,999	674,912
Deferred rent	-	2,297,199
Long-term operating lease liabilities	15,909,551	-
Deferred revenue	983,488	1,174,506
Deferred tax liabilities	119,915	76,765
TOTAL LIABILITIES	36,714,127	21,535,715
Commitments and contingencies (see Note 13)
Equity:
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 10,043,143 and 3,715,444 shares, respectively	1,005	373
Additional paid in capital	71,222,012	64,756,903
Accumulated other comprehensive loss	(391,869)	(202,115)
Accumulated deficit	(66,183,302)	(57,124,673)
Total Chanticleer Holdings, Inc, Stockholders’ Equity	4,647,846	7,430,488
Non-Controlling Interests	485,042	827,037
TOTAL EQUITY	5,132,888	8,257,525
TOTAL LIABILITIES AND EQUITY	$41,847,015	$29,793,240

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Restaurant sales, net	$9,414,626	$9,848,302	$29,703,172	$29,802,969
Gaming income, net	121,453	111,301	347,074	285,578
Management fee income	-	24,999	50,000	74,997
Franchise income	117,361	113,798	461,737	330,295
Total revenue	9,653,440	10,098,400	30,561,983	30,493,839
Expenses:
Restaurant cost of sales	3,161,379	3,259,223	9,954,144	9,912,091
Restaurant operating expenses	5,858,495	5,781,284	18,846,454	17,008,047
Restaurant pre-opening and closing expenses	125,000	113,000	267,888	312,652
General and administrative expenses	1,572,774	1,092,529	4,784,791	3,407,612
Asset impairment charge	2,637,969	-	4,007,050	1,731,267
Depreciation and amortization	531,265	523,680	1,627,682	1,594,673
Total expenses	13,886,882	10,769,716	39,488,009	33,966,342
Operating loss	(4,233,442)	(671,316)	(8,926,026)	(3,472,503)
Other expense
Interest expense	(162,845)	(630,223)	(542,135)	(1,895,162)
Other income (expense)	109,805	(223,439)	(86,240)	(217,949)
Total other expense	(53,040)	(853,662)	(628,375)	(2,113,111)
Loss before income taxes	(4,286,482)	(1,524,978)	(9,554,401)	(5,585,614)
Income tax benefit (expense)	(4,803)	206,366	(61,213)	779,361
Consolidated net loss	(4,291,285)	(1,318,612)	(9,615,614)	(4,806,253)
Less: Net loss attributable to non-controlling interests	406,544	80,737	641,002	210,484
Net loss attributable to Chanticleer Holdings, Inc.	$(3,884,741)	$(1,237,875)	$(8,974,612)	$(4,595,769)
Dividends on redeemable preferred stock	(28,219)	(28,219)	(84,019)	(84,020)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(3,912,960)	$(1,266,094)	$(9,058,631)	$(4,679,789)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(0.39)	$(0.34)	$(1.54)	$(1.35)
Weighted average shares outstanding, basic and diluted	9,939,521	3,704,800	5,892,639	3,457,145

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net loss attributable to Chanticleer Holdings, Inc.	$(3,884,741)	$(1,237,875)	$(8,974,612)	$(4,595,769)
Foreign currency translation gain (loss)	(159,759)	(30,718)	(189,754)	794,223
Comprehensive loss	$(4,044,500)	$(1,268,593)	$(9,164,366)	$(3,801,546)

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Unaudited)

Three and Nine Months Ended September 30, 2019 and 2018

						Accumulated
			Additional	Common		Other		Non-
	Common Stock		Paid-in	Stock	Subscriptions	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Subscribed	Receivable	Loss	Deficit	Interest	Total

Balance, December 31, 2017	3,045,809	$305	$60,750,330	$-	$-	$(934,901)	$(49,109,303)	$782,453	$11,488,884

Common stock and warrants issued for:				-	-
Consulting services	1,231	-	3,767	-	-	-	-	-	3,767
Convertible debt	66,667	7	199,994	-	-	-		-	200,001
Preferred Unit dividend	8,502	1	19,525	-	-	-	(27,794)	-	(8,268)
Foreign currency translation	-	-	-	-	-	824,941	-	-	824,941
Shares issued on exercise of warrants	100,000	10	289,990	-	-	-	-	-	290,000
Net loss	-	-	-	-	-	-	(2,597,432)	(84,407)	(2,681,839)
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(1,042,346)	-	(1,042,346)
Balance, March 31, 2018	3,222,209	323	61,263,606	-	-	(109,960)	(52,776,875)	698,046	9,075,140

Common stock and warrants issued for:
Cash proceeds, net	403,214	41	1,372,142	-	-	-	-	-	1,372,183
Consulting services	55,257	5	150,996	-	-	-		-	151,001
Preferred Unit dividend	5,790	1	19,098	-	-	-	(28,007)	-	(8,908)
Accrued interest on note payable	12,800	1	43,343	-	-	-	-	-	43,344
Foreign currency translation	-	-	-	-	-	3,271	-	-	3,271
Non-controlling interest contributions	-	-	-	-	-	-	-	750,000	750,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(42,603)	(42,603)
Reclassification of Minority Interest	-	-	353,699	-	-	-	-	(353,699)	-
Net loss	-	-	-	-	-	-	(760,462)	(45,343)	(805,805)
Balance, June 30, 2018	3,699,270	371	63,202,884	-	-	(106,689)	(53,565,344)	1,006,401	10,537,623

Common stock and warrants issued for:
Preferred Unit dividend	7,293	1	19,310	-	-	-	(28,219)	-	(8,908)
Foreign currency translation	-	-	-	-	-	(33,989)	-	-	(33,989)
Non-controlling interest contributions	-	-	-	-	-	-	-	50,000	50,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(58,557)	(58,557)
Reclassification of Minority Interest	-	-	(4,723)	-	-	-	-	4,723	-
Net loss	-	-	-	-	-	-	(1,237,875)	(80,737)	(1,318,612)
Balance, September 30, 2018	3,706,563	372	63,217,471	-	-	(140,678)	(54,831,438)	921,830	9,167,557

Balance, December 31, 2018	3,715,444	373	64,756,903	-	-	(202,115)	(57,124,673)	827,037	8,257,525

Common stock and warrants issued for:				-	-
Preferred Unit dividend	16,342	1	19,521	-	-	-	(27,795)	-	(8,273)
Share-based compensation	-	-	100,707	-	-	-	-	-	100,707
Foreign currency translation	-	-	-	-	-	37,832	-	-	37,832
Non-controlling interest contributions	-	-	-	-	-	-	-	575,000	575,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(10,804)	(10,804)
Reclassification of Minority Interest	-	-	249,104	-	-	-	-	(249,104)	-
Net loss	-	-	-	-	-	-	(1,873,072)	(115,591)	(1,988,663)
Balance, March 31, 2019	3,731,786	374	65,126,235	-	-	(164,283)	(59,025,540)	1,026,538	6,963,324

Common stock and warrants issued for:
Director fees	104,828	10	252,949	-	-	-	-	-	252,959
Consulting services	36,765	4	117,087	-	-	-	-	-	117,091
Preferred Unit dividend	11,844	1	19,097	-	-	-	(28,003)	-	(8,905)
Accrued interest on note payable	8,800	1	13,839	-	-	-	-	-	13,840
Share-based compensation	45,000	5	8,704	-	-	-	-	-	8,709
Stock issued to settle convertible debt and note payable	3,075,000	308	3,074,692	-	-	-	-	-	3,075,000
Subscriptions pursuant to rights offering, net	-	-	2,614,623	300	(2,694,530)	-	-	-	(79,607)
Foreign currency translation	-	-	-	-	-	(67,827)	-	-	(67,827)
Shareholder payment for short swing	-	-	1,676	-	-	-	-	-	1,676
Non-controlling interest distributions	-	-	-	-	-	-	-	(16,777)	(16,777)
Reclassification of Minority Interest	-	-	(18,699)	-	-	-	-	18,699	-
Net loss	-	-	-	-	-	-	(3,216,799)	(118,867)	(3,335,666)
Balance, June 30, 2019	7,014,023	$703	$71,210,203	$300	$(2,694,530)	$(232,110)	$(62,270,342)	$909,593	$6,923,817

Common stock and warrants issued for:
Preferred Unit dividend	19,387	2	19,006	-	-	-	(28,219)	-	(9,211)
Subscriptions pursuant to rights offering, net	3,009,733	300	(308)	(300)	2,694,530	-	-	-	2,694,222
Share-based compensation	-	-	8,709	-	-	-	-	-	8,709
Foreign currency translation	-	-	-	-	-	(159,759)	-	-	(159,759)
Non-controlling interest distributions	-	-	-	-	-	-	-	(33,605)	(33,605)
Reclassification of Minority Interest	-	-	(15,598)	-	-	-	-	15,598	-
Net loss	-	-	-	-	-	-	(3,884,741)	(406,544)	(4,291,285)
Balance, September 30, 2019	10,043,143	1,005	71,222,012	-	-	(391,869)	(66,183,302)	485,042	5,132,888

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(9,615,614)	$(4,806,253)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,627,682	1,594,673
Amortization of operating lease assets	1,330,137	-
Asset impairment charges	4,007,050	1,731,267
Write-off investment in HOA	435,000	-
Common stock and warrants issued for services	24,507	129,767
Stock based compensation	118,120	-
(Gain) loss on investments	(11,142)	45,932
Gain on tax settlements	(265,996)	-
Amortization of debt discount and discount on preferred stock	26,087	893,873
Change in assets and liabilities:
Accounts and other receivables	104,357	114,007
Prepaid and other assets	(177,591)	2,767
Inventory	17,389	72,802
Accounts payable and accrued liabilities	1,012,935	1,346,910
Change in amounts payable to related parties	(185,726)	(624)
Deferred income taxes	43,150	(779,359)
Operating lease liabilities	(1,348,376)	-
Deferred revenue	(191,018)	(22,130)
Deferred rent	-	(54,307)
Net cash flows from operating activities	(3,049,049)	269,325

Cash flows from investing activities:
Purchase of property and equipment	(476,082)	(1,698,747)
Proceeds from tenant improvement allowances	335,075	-
Cash paid for acquisitions	-	(30,000)
Proceeds from rights offering, net	2,694,530
Proceeds from sale of assets	173,977	-
Net cash flows from investing activities	2,727,500	(1,728,747)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	1,687,184
Loan proceeds	386,051	-
Loan repayments	(547,036)	(270,579)
Distributions to non-controlling interest	(61,186)	(101,163)
Contributions from non-controlling interest	575,000	800,000
Net cash flows from financing activities	352,829	2,115,442
Effect of exchange rate changes on cash	(2,666)	3,091
Net increase (decrease) in cash and restricted cash, including cash classified within assets held for sale	28,614	659,111
Less: Net increase in cash and restricted cash classified within assets held for sale	(21,193)	-
Net increase (decrease) in cash and restricted cash	7,421	659,111
Cash and restricted cash, beginning of period	630,206	438,493
Cash and restricted cash, end of period	$637,627	$1,097,604

See accompanying notes to condensed consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited), continued

	Nine Months Ended
	September 30, 2019	September 30, 2018

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$515,568	$407,573
Income taxes	97,734	88,748

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock	$-	$200,000
Convertible debt and notes payable settled through subscriptions in the rights offering	3,075,000	-
Preferred stock dividends paid through issuance of common stock	57,624	57,933

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

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN.

As of September 30, 2019, our cash balance was $638,000, our working capital was negative $15.5 million (which includes $3.2 million of current operating lease liabilities recorded with the adoption of the new lease accounting standard discussed in Note 2), and we have significant near-term commitments and contractual obligations.

As of September 30, 2019, the Company and its subsidiaries have approximately $2.9 million of accrued employee and employer taxes, including penalties and interest, which are due to certain taxing authorities. The Company is currently in discussions with various taxing authorities on settling these liabilities through payment plans that began in the third quarter. We also have $3 million of principal due on the 8% non-convertible secured debentures by the end of December 2019 and the remaining $3 million of principal due by the end of March 2020, plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. In addition, we have approximately $680,000 of other debt obligations coming due over the next twelve months.

Our existing cash and cash equivalents will not be sufficient to fund our projected cash needs through the end of the current calendar year or enable us to complete our planned merger with Sonnet discussed in Note 14. In addition, if we experience a delay in completing the Merger (Note 14), we will require even more capital to sustain our operations through such completion. We believe we need to raise approximately $1.5 million through equity financing, asset sales or other strategic transactions in order to enable us to complete the planned merger with Sonnet. There can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition and may prevent us from completing the Merger. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Except for the accounting policies for leases discussed in Note 13 that were changed as a result of adopting Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, that have had a material impact on our consolidated financial statements and related notes.

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

Contract Balances

Opening and closing balances of contract liabilities and receivables from contracts with customers are as follows:

	September 30, 2019	December 31, 2018

Accounts Receivable	$178,495	$227,056
Royalty Receivables	-	5,307
Gift Card Liability	81,599	87,724
Deferred Revenue	983,488	1,174,506

The only revenue recognized over time versus point-in-time is the initial/up-front franchise fees and management fees.

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

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of September 30, 2019 and 2018, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	September 30, 2019	September 30, 2018
Warrants	3,586,894	2,571,829
Convertible notes	-	300,000
Stock options	32,800	-
Total	3,619,694	2,871,829

3. ASSETS HELD FOR SALE

In August 2019, the Board of Directors approved the sale of the South Africa Hooters locations to the local management group. The assets and liabilities of those operations were reclassified to Assets held for sale and Liabilities held for sale as of September 30, 2019. On October 31, 2019, the Company closed on the sale of three of it’s South Africa Hooters locations and anticipates closing on the remaining two by the end of November 2019.

The carrying amount of major class of assets and liabilities included as held for sale at September 30, 2019 are as follows:

September 30, 2019
Cash	$21,193
Accounts receivable	52,826
Inventory	90,522
Property, plant and equipment	384,192
Operating lease assets	956,605
Goodwill and intangible assets	342,668
Other assets	53,370
Total assets held for sale, net	1,901,376

Accounts payable and accrued liabilities	380,017
Operating lease liabilities	1,009,422
Debt	255,814
Total liabilities held for sale, net	1,645,253

Net Assets	$256,123

4. INVESTMENTS

Investments at cost consist of the following:

	September 30, 2019	December 31, 2018

Chanticleer Investors, LLC	$373,000	$800,000

Chanticleer Investors LLC – The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC, which in turn held a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As a result, the Company’s effective economic interest in Hooters of America was approximately 0.6%. Effective June 28, 2019, Hooters of America closed on the sale of a controlling interest in the company. The consideration paid in the sale transaction was a combination of cash proceeds and equity in the newly formed company. The Company netted approximately $48,000 in cash upon the transaction and retained a non-controlling interest in the equity of the newly formed company. Based on an analysis of the transaction and the value of the cash received and retained non-controlling interest, the Company concluded that its investment was impaired as of June 30, 2019 and recorded a $435,000 write down of the investment.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
Leasehold improvements	$10,899,144	$12,030,450
Restaurant furniture and equipment	4,496,256	6,389,305
Construction in progress	650	1,015,853
Office and computer equipment	72,533	73,681
Office furniture and fixtures	164,001	76,486
	15,632,584	19,585,775
Accumulated depreciation and amortization	(7,472,752)	(9,117,934)
	$8,159,832	$10,467,841

Depreciation and amortization expense was approximately $419,000 and $437,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,274,000 and $1,189,000 for the nine months ended September 30, 2019 and 2018, respectively.

6. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following:

	September 30, 2019	December 31, 2018
Hooters Full Service	$3,049,783	$3,335,862
Better Burgers Fast Casual	7,448,848	7,448,848
Just Fresh Fast Casual	-	495,755
	$10,498,631	$11,280,465

The changes in the carrying amount of goodwill are summarized as follows:

	September 30, 2019	December 31, 2018
Beginning Balance	$11,280,465	$12,647,806
Impairment	(495,755)	(1,191,111)
Reclassification to held for sale	(209,794)	-
Foreign currency translation gain (loss)	(76,285)	(176,230)
Ending Balance	$10,498,631	$11,280,465

During the third quarter of 2019, the Company recorded an impairment to the goodwill balance for Just Fresh based on the sale of 100% of the membership interest of JF Restaurants, LLC for $500,000 in November 2019. See additional discussion in the Note 14.

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following:

		September 30, 2019	December 31, 2018
Trademark, Tradenames:
Just Fresh	10 years	$868,345	$1,010,000
American Roadside Burger	10 years	1,786,930	1,786,930
BGR: The Burger Joint	Indefinite	1,430,000	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		5,635,275	5,776,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters South Africa*	20 years	-	234,242
Hooters Pacific NW	20 years	74,507	89,507
Hooters UK	5 years	11,976	12,422
		86,483	336,171
Total Intangible assets at cost		6,549,515	6,940,858
Accumulated amortization		(2,069,610)	(1,817,699)
Intangible assets, net		$4,479,905	$5,123,159

	Nine Months Ended
	September 30, 2019	September 30, 2018
Amortization expense	$353,974	$404,054

*Amounts are included in assets held for sale as of September 30, 2019.

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

	September 30, 2019	December 31, 2018

Notes Payable (a)	$6,000,000	$6,000,000
Notes Payable Paragon Bank (b)	166,068	319,983
Note Payable (c)	-	75,000
Receivables financing facilities (d)	106,671	124,205
Notes Payable (e)	33,730	144,004
Notes Payable (f)	45,125	-
Contractor note - LBB Green Lake (g)	330,771	-
Bank overdraft facilities and debt facilities, South Africa*	-	76,909
Total debt	6,682,365	6,740,101
Current portion of long-term debt	6,682,365	3,740,101
Long-term debt, less current portion	$-	$3,000,000

*Amounts are included in liabilities held for sale as of September 30, 2019.

For the nine months ended September 30, 2019 and 2018, amortization of debt discount was $0 and $880,044, respectively.

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

The Company entered into an amendment to the 8% non-convertible secured debentures in December 2018. The maturity date was extended to March 31, 2020; provided however, if 50% of the principal balance of the debentures is not paid on or prior to December 31, 2019, the holders of the debentures in the aggregate principal amount greater than $3 million, acting together, may demand full and immediate payment to the Company upon 15 days’ written notice. In addition, each holder received new warrants to purchase 1,200,000 shares of common stock. The warrants have an exercise price of $2.25. This amendment was accounted for as a debt modification and the relative fair value of the warrants, determined using the Black-Scholes model, of $1.5 million was recorded as additional paid-in-capital at December 31, 2018. In connection with the debt modification, $1.5 million of accrued default interest on the 8% non-convertible secured debentures was written off as of December 31, 2018.

(b) The Company has one outstanding term loan with Paragon Bank, which is collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The interest rate on the loan is 6.5% and it matures on August 10, 2021.

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

(d) During February 2017, in consideration for proceeds of $330,000, the Company agreed to make payments of $1,965 per day for 210 days. As of October 2017, the daily payment amount was modified to $1,200 per day and the term was extended to February 2018, with total remittance over the life of the loan unchanged. During October 2018, in consideration for proceeds of $100,000, the Company agreed to make payments of $585 per day for 220 days. During January 2019, in consideration for proceeds of $194,800, the Company agreed to make payments of $585 per day on two separate agreements for 220 days. Lastly, during May 2019, in consideration for proceeds of $99,480, the Company agreed to make payments of $585 per day for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $106,671 at September 30, 2019.

(e) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $33,730 at September 30, 2019.

(f) During September 2019, the Company entered into two merchant capital advances in the amount of $46,000. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements.

(g) During August 2019, the Company entered into a promissory note to repay the contractor for the build-out of the new Little Big Burger – Green Lake store location. The terms of the promissory note are monthly payments of $100,000 until the note is paid in full with a stated interest rate of 12% per year.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

As of September 30, 2019, management concluded that no conditions exist that represent events of technical default under the 8% non-convertible secured debentures. In accordance with the December 2018 amendment, the holders of the 8% non-convertible secured debentures must notify the Company if there is an event of default for the default provisions to be triggered. Conditions may exist whereby the Company has failed a covenant, but the default provisions have not yet been triggered as the Company has not received notice from the noteholders.

8. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	September 30, 2019	December 31, 2018
6% Convertible notes payable due June 2018 (a)	$-	$3,000,000
Total Convertible notes payable	-	3,000,000
Current portion of convertible notes payable	-	3,000,000
Convertible notes payable, less current portion	$-	$-

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

9. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$3,485,949	$3,591,641
Accrued taxes (VAT, Sales, Payroll, etc.)	3,394,293	3,243,806
Accrued income taxes	54,948	61,790
Accrued interest	496,533	489,269
	$7,431,723	$7,386,506

As of September 30, 2019, approximately $2.9 million of employee and employer taxes, including penalties and interest, have been accrued but not remitted to certain taxing authorities by the Company for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest. A portion of the proceeds from the rights offering as discussed in Note 10 were used in July 2019 to pay down a portion of these accrued payroll taxes.

10. EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both September 30, 2019 and December 31, 2018. The Company had 10,043,143 and 3,715,444 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both September 30, 2019 and December 31, 2018. Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to the date of issuance. Dividends will be paid prior to any dividend to the holders of common stock. The Series 1 Preferred is non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. The Company is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of September 30, 2019 and December 31, 2018, 62,876 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering.

In 2019, the Company conducted a rights offering of units to its stockholders of record to purchase common stock at a subscription price of $1.00 per share. The rights offering was made pursuant to the Company’s effective registration statement on Form S-1 on file with the U.S. Securities and Exchange Commission (the “SEC”) and accompanying prospectus filed with the SEC on June 12, 2019.

Upon closing of the rights offering in July, a total of 1,894,311 shares of common stock were issued pursuant to record holders’ basic subscription privilege and a total of 4,190,542 shares of common stock were issued pursuant to record holders’ over subscription. The Company accepted subscriptions to purchase 6,084,733 shares in the rights offering upon expiration of the rights offering on June 28, 2019. The Company received $6,009,733 in gross proceeds from the rights offering. $3,075,000 was subscribed by certain record holders’ through the reduction in outstanding debt obligations of the Company. The shares associated with the reduction in outstanding debt obligations were deemed issued at June 30, 2019. The remaining proceeds of approximately $2.7 million, which is net of fees owed to the dealer-managers and other offering costs, were received in early July after the closing of the rights offering.

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

As of September 30, 2019, the Company had 296,129 restricted and unrestricted stock outstanding on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. Approximately 107,836 shares remained available for grant in the future. The Company issued 15,000 restricted stock units to an employee in 2016 and 30,000 restricted stock units to an employee in 2018. The fair value of the restricted stock was determined using the quoted market value of the Company’s common stock on the date of grant. As of September 30, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $24,375. That cost is expected to be recognized over a period of 1.25 years. The restricted stock units vest over the terms specified in each employees’ agreement. The Company issued 32,800 of stock options to employees in 2019. The stock options were valued on the date of grant using the Black-Scholes model. The stock options vest over the terms specified in each employees’ agreement. There was approximately $18,250 of total unrecognized compensation costs related to options granted as of September 30, 2019. That cost is expected to be recognized over a period of 1.50 years.

Total stock-based compensation expense for the nine months ended September 30, 2019 and 2018 was $118,120 and $0, respectively.

A summary of the warrant activity for the nine months ended September 30, 2019 is below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2018	3,684,762	$9.14	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited	(97,868)	55.94	-
Outstanding September 30, 2019	3,586,894	7.86	6.6

Exercisable September 30, 2019	3,586,894	$7.86	6.6

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants
> $40.00	235,224	1.0	235,224
$30.00-$39.99	20,350	0.4	20,350
$20.00-$29.99	77,950	0.3	77,950
$10.00-$19.99	50,300	1.7	50,300
$0.00-$9.99	3,203,070	7.3	3,203,070
	3,586,894	6.6	3,586,894

A summary of the stock option activity for the nine months ended September 30, 2019 is below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2018	-	$-	-
Granted	32,800	4.0	4.2
Exercised	-	-	-
Forfeited	-	-	-
Outstanding September 30, 2019	32,800	$4.0	4.2

Exercisable September 30, 2019	12,100	$4.0	4.2

11. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company are as follows:

	September 30, 2019	December 31, 2018

Chanticleer Investors, LLC	$-	$185,726
	$-	$185,726

The amount from Chanticleer Investors LLC was related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which was payable to the Company’s co-investors in that investment. The amount was repaid in the third quarter of 2019.

Transactions with Board Members

Larry Spitcaufsky, a significant shareholder and former member of the Company’s Board of Directors, is also a lender to the Company for $2 million of the Company’s $6 million in secured debentures. In connection with the secured debentures, the Company made payments of interest to the board member of $127,890 and $120,000 for the nine months ended September 30, 2019 and 2018, respectively, as required under the Notes.

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

The following are revenues and operating income (loss) from continuing operations by segment for the three and nine months ended September 30, 2019 and 2018. The Company does not aggregate or review non-current assets at the segment level.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Hooters Full Service	$2,886,269	$3,392,300	$9,576,854	$10,436,597
Better Burgers Fast Casual	5,823,650	5,692,004	18,010,835	16,854,025
Just Fresh Fast Casual	943,521	989,097	2,924,294	3,128,220
Corporate and Other	-	24,999	50,000	74,997
	$9,653,440	$10,098,400	$30,561,983	$30,493,839

Operating Income (Loss):
Hooters Full Service	$(1,270,738)	87,444	(1,860,995)	$(1,174,320)
Better Burgers Fast Casual	(1,082,494)	(133,466)	(3,056,296)	(253,997)
Just Fresh Fast Casual	(706,332)	(21,280)	(768,918)	(64,057)
Corporate and Other	(1,173,878)	(604,014)	(3,239,817)	(1,980,129)
	$(4,233,442)	$(671,316)	$(8,926,026)	$(3,472,503)

Depreciation and Amortization
Hooters Full Service	$76,189	95,509	$259,624	$303,682
Better Burgers Fast Casual	408,941	382,802	1,229,656	1,154,885
Just Fresh Fast Casual	45,148	44,525	135,442	133,575
Corporate and Other	987	844	2,960	2,531
	$531,265	$523,680	$1,627,682	$1,594,673

The following are revenues and operating income (loss) from continuing operations by geographic region for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
United States	$7,635,120	$8,038,545	$24,441,959	$23,984,963
South Africa	1,383,906	1,352,340	4,123,148	4,321,668
Europe	634,414	707,515	1,996,876	2,187,208
	$9,653,440	$10,098,400	$30,561,983	$30,493,839

Operating Income (Loss):
United States	$(4,380,394)	$(711,846)	$(9,080,259)	$(2,179,967)
South Africa	110,956	29,485	77,682	50,680
Europe	35,996	11,045	76,551	(1,343,216)
	$(4,233,442)	$(671,316)	$(8,926,026)	$(3,472,503)

The following are non-current assets by geographic region as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (1)	December 31, 2018
United States	$35,825,711	$24,795,368
South Africa*	-	909,514
Europe	2,561,043	2,413,222
	$38,386,754	$28,118,104

*Amounts are included in assets held for sale at September 30, 2019.

(1)	Non-current assets increased due to the adoption of ASC 842 effective January 1, 2019.

13. COMMITMENTS AND CONTINGENCIES

Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of September 30, 2019 and December 31, 2018 in the accompanying condensed consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of September 30, 2019, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

Restaurant construction

We have contractual commitments related to store construction of approximately $331,000, of which approximately $125,000 is funded by private investors and approximately $206,000 will be funded internally by the Company. Approximately $126,000 is expected to be returned to the Company via tenant improvement refunds once all conditions are satisfied.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	September 30, 2019
Right-of-use assets*	Operating lease assets	$14,524,463

Current lease liabilities*	Current operating lease liabilities	3,240,833
Non-current lease liabilities*	Long-term operating lease liabilities	15,909,551
		$19,150,384

*Excludes South Africa as those amounts are recorded as assets and liabilities held for sale at September 30, 2019.

Lease term and discount rate were as follows:

September 30, 2019
Weighted average remaining lease term (years)	9.32
Weighted average discount rate	10%

The components of lease cost were as follows:

	Classification	Nine Months ended September 30, 2019
Operating lease cost	Restaurant operating expenses and Restaurant pre-opening and closing expenses	$2,912,220
Variable lease cost	Restaurant operating expenses	616,298
		$3,528,518

Supplemental disclosures of cash flow information related to leases were as follows:

Nine Months ended September 30, 2019
Cash paid for operating leases	$2,970,632
Operating lease assets obtained in exchange for operating lease liabilities (1)	19,822,753

(1)	Amounts for the nine months ended September 30, 2019 include the transition adjustment for the adoption of Leases Topic 842 discussed in Note 2 to the condensed consolidated financial statements.

Maturities of lease liabilities were as follows as of September 30, 2019:

Operating Leases
November 1, 2019 - October 31, 2020	$3,454,966
November 1, 2020 - October 31, 2021	3,441,120
November 1, 2021 - October 31, 2022	3,380,104
November 1, 2022 - October 31, 2023	2,987,258
November 1, 2023 - October 31, 2024	2,372,377
Thereafter	13,592,954
Total lease payments	29,228,779
Less: imputed interest	10,078,395
Present value of lease liabilities	$19,150,384

14. subsequent events

On October 10, 2019, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Sonnet BioTherapeutics, Inc., a New Jersey corporation (“Sonnet”), and Biosub Inc., a Delaware corporation and wholly-owned subsidiary of Chanticleer (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Chanticleer’s shareholders and Sonnet’s shareholders, Merger Sub will be merged with and into Sonnet (the “Merger”), with Sonnet surviving the Merger as a wholly-owned subsidiary of Chanticleer. The shareholders of Sonnet will become the majority owners of Chanticleer’s outstanding common stock upon the closing of the Merger. Additionally, as part of this transaction, Chanticleer will spin-off its current restaurant operations, including all assets and liabilities, into a newly created entity (the “Spin-Off Entity”), the equity of which will be distributed out to the current stockholders of Chanticleer. Terms of the Merger include a payment of $6,000,000 to Chanticleer from Sonnet, a portion of which is intended to repay certain of Chanticleer’s outstanding indebtedness in conjunction with the spin-off of the existing Chanticleer assets and liabilities.

Pursuant to the Merger Agreement, each share of common stock of Sonnet, no par value per share (other than Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement)), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) shall be automatically converted into the right to receive an amount of shares of common stock, par value $0.0001 per share, of Chanticleer ( “Chanticleer Common Stock”) equal to the Common Stock Exchange Ratio (as defined in the Merger Agreement) (the “Merger Consideration”). As a result, immediately following the Effective Time, the former Sonnet shareholders will hold approximately 94% of the outstanding shares of Chanticleer Common Stock and the shareholders of Chanticleer will retain ownership of approximately 6% of the outstanding shares of Chanticleer Common Stock. In addition, at the closing of the Merger, Chanticleer will issue to the Spin-Off Entity a warrant to purchase that number of shares of Chanticleer Common Stock equal two percent (2%) of the number of shares of issued and outstanding Chanticleer Common Stock of Chanticleer at Closing. The Warrant will be a five-year warrant, will have an exercise price of $0.01 per share and will not be exercisable for 180 days following the Closing. Upon completion of the Merger, Chanticleer will change its name to Sonnet BioTherapeutics Holdings, Inc.

On October 31, 2019, the Company entered into a sale of business agreement for three of its South Africa Hooters locations. The total purchase price was R5,700,000 (approximately $385,000). The net proceeds received by the Company was approximately $170,000. The Company anticipates closing on the sale of the remaining two South Africa Hooters locations by the end of November 2019.

On November 6, 2019, the Company sold Just Fresh through the sale of 100% of the membership interest of JF Restaurants, LLC. The purchase price was $500,000 with $125,000 due at closing and the remaining $375,000 in the form of a promissory note to be paid in full by December 31, 2019. The sale agreement included the assumption of trade payables at the closing date. The Company also entered into a Management Services Agreement whereby the Company will continue to act as the manager of JF Restaurants, LLC until the note is repaid in full. As manager, the Company will be entitled to a management fee of 5% of the monthly net cash flow from the operation of the restaurants.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are in the business of owning, operating and franchising fast casual and full-service dining concepts in the United States and internationally.

We own, operate and franchise a system-wide total of 45 fast casual restaurants specializing the “Better Burger” category of which 34 are company-owned and 11 are operated by franchisees under franchise agreements. American Burger Company (“ABC”) is a fast-casual dining chain consisting of 6 locations in New York and the Carolinas, known for its diverse menu featuring, customized burgers, milk shakes, sandwiches, fresh salads and beer and wine. BGR: The Burger Joint (“BGR”), consists of 9 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East. Little Big Burger (“LBB”) consists of 19 company-owned locations in Oregon, Washington and North Carolina.

We also own and operate Just Fresh, our healthier eating fast casual concept with 5 company-owned locations in Charlotte, North Carolina. Just Fresh offers fresh-squeezed juices, gourmet coffee, fresh-baked goods and premium-quality, made-to-order sandwiches, salads and soups.

We own and operate 7 Hooters full-service restaurants in the United States, South Africa, and the United Kingdom. Hooters restaurants are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls.

As of September 30, 2019, our system-wide store count totaled 57 locations, consisting of 46 company-owned locations and 11 franchisee-operated locations.

On October 10, 2019, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Sonnet BioTherapeutics, Inc., a New Jersey corporation (“Sonnet”), and Biosub Inc., a Delaware corporation and wholly-owned subsidiary of Chanticleer (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Chanticleer’s shareholders and Sonnet’s shareholders, Merger Sub will be merged with and into Sonnet (the “Merger”), with Sonnet surviving the Merger as a wholly-owned subsidiary of Chanticleer. The shareholders of Sonnet will become the majority owners of Chanticleer’s outstanding common stock upon the closing of the Merger. Additionally, as part of this transaction, Chanticleer will spin-off its current restaurant operations, including all assets and liabilities, into a newly created entity (the “Spin-Off Entity”), the equity of which will be distributed out to the current stockholders of Chanticleer. Terms of the Merger include a payment of $6,000,000 to Chanticleer from Sonnet, a portion of which is intended to repay certain of Chanticleer’s outstanding indebtedness in conjunction with the spin-off of the existing Chanticleer assets and liabilities.

Pursuant to the Merger Agreement, each share of common stock of Sonnet, no par value per share (other than Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement)), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) shall be automatically converted into the right to receive an amount of shares of common stock, par value $0.0001 per share, of Chanticleer ( “Chanticleer Common Stock”) equal to the Common Stock Exchange Ratio (as defined in the Merger Agreement) (the “Merger Consideration”). As a result, immediately following the Effective Time, the former Sonnet shareholders will hold approximately 94% of the outstanding shares of Chanticleer Common Stock and the shareholders of Chanticleer will retain ownership of approximately 6% of the outstanding shares of Chanticleer Common Stock. In addition, at the closing of the Merger, Chanticleer will issue to the Spin-Off Entity a warrant to purchase that number of shares of Chanticleer Common Stock equal two percent (2%) of the number of shares of issued and outstanding Chanticleer Common Stock of Chanticleer at Closing. The Warrant will be a five-year warrant, will have an exercise price of $0.01 per share and will not be exercisable for 180 days following the Closing. Upon completion of the Merger, Chanticleer will change its name to Sonnet BioTherapeutics Holdings, Inc.

On October 31, 2019, the Company entered into a sale of business agreement for three of its South Africa Hooters locations. The total purchase price was R5,700,000 (approximately $385,000). The net proceeds received by the Company was approximately $170,000. The Company anticipates closing on the sale of the remaining two South Africa Hooters locations by the end of November 2019.

On November 6, 2019, we sold Just Fresh through the sale of 100% of the membership interest of JF Restaurants, LLC. The purchase price was $500,000 with $125,000 due at closing and the remaining $375,000 in the form of a promissory note to be paid in full by December 31, 2019. The sale agreement included the assumption of trade payables at the closing date. The Company also entered into a Management Services Agreement whereby the Company will continue to act as the manager of JF Restaurants, LLC until the note is repaid in full. As manager, the Company will be entitled to a management fee of 5% of the monthly net cash flow from the operation of the restaurants.

We do not expect that our existing cash and cash equivalents will be sufficient to fund our operations to a potential closing of the Merger. We believe we need to raise approximately $1.5 million in additional cash resources in order to enable us to complete the planned merger with Sonnet and intend to raise such funds through private equity financing or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. In addition, our expenses may be greater than forecasted and the closing of the Merger could be delayed. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Our results of operations are summarized below:

	Three Months Ended
	September 30, 2019		September 30, 2018
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$9,414,626		$9,848,302		-4.4%
Gaming income, net	121,453		111,301		9.1%
Management fees	-		24,999		-100.0%
Franchise income	117,361		113,798		3.1%
Total revenue	9,653,440		10,098,400		-4.4%

Expenses:
Restaurant cost of sales	3,161,379	33.6%	3,259,223	33.1%	-3.0%
Restaurant operating expenses	5,858,495	62.2%	5,781,284	58.7%	1.3%
Restaurant pre-opening and closing expenses	125,000	1.3%	113,000	1.1%	10.6%
General and administrative	1,572,774	16.3%	1,092,529	10.8%	44.0%
Asset impairment charge	2,637,969	27.3%	-	0.0%	100.0%
Depreciation and amortization	531,265	5.5%	523,680	5.2%	1.4%
Total expenses	13,886,882	143.9%	10,769,716	106.6%	28.9%
Operating loss	$(4,233,442)		$(671,316)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased 4.4% to $9.7 million for three months ended September 30, 2019 from $10.1 million for the three months ended September 30, 2018. Revenues by concept are summarized below for each period:

	Three Months Ended September 30, 2019
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,706,289	$943,521	$2,764,816	$-	$9,414,626	97.5%
Gaming income, net	-	-	121,453	-	121,453	1.3%
Management fees	-	-	-	-	-	0.0%
Franchise income	117,361	-	-	-	117,361	1.2%
Total revenue	$5,823,650	$943,521	$2,886,269	$-	$9,653,440	100.0%

	Three Months Ended September 30, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$5,578,206	$989,097	$3,280,999	$-	$9,848,302	97.5%
Gaming income, net	-	-	111,301	-	111,301	1.1%
Management fees	-	-	-	24,999	24,999	0.2%
Franchise income	113,798	-	-	-	113,798	1.1%
Total revenue	$5,692,004	$989,097	$3,392,300	$24,999	$10,098,400	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	2.3%	-4.6%	-15.7%	-	-4.4%
Gaming income, net	-	-	9.1%	-	9.1%
Management fees	-	-	-	-100.0%	-100.0%
Franchise income	3.1%	-	-	-	3.1%
Total revenue	2.3%	-4.6%	-14.9%	-100.0%	-4.4%

●	Restaurant revenue from the Company’s Better Burger Group increased 2.3% to $5.7 million for the three months ended September 30, 2019 from $5.6 million for the three months ended September 30, 2018.

●	Restaurant revenue increased approximately $767,000 for the three months ended September 30, 2019 from the opening of 7 Little Big Burger restaurants during the third and fourth quarters of 2018 and the first three quarters of 2019. In addition, the Company acquired BGR Columbia in October of 2018 which also contributed to the increase in revenue in the third quarter of 2019 (approximately $158,000). This increase in revenue was offset by loss revenue from the store closures (BGR Dupont and BGR Tysons) in the second and third quarters of 2019 and by a decline in same store sales across all brands.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 4.6% to $900,000 for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018. The decline in revenues was primarily from a decline in same store sales for the three months ended September 30, 2019.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 15.7% to $2.8 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018. The decrease in Hooters revenue was largely driven by the closure of the Hooters Tacoma store in July 2019.

●	Gaming revenue increased by 9.1% to $121,000 for the three months ended September 30, 2019 from $111,000 for the three months ended September 30, 2018. The increase in gaming revenue is primarily attributable to normal deviations in levels of play and payouts on the terminals.

●	Management fee income decreased to $0 for the three months ended September 30, 2019 from $25,000 for the three months ended September 30, 2018. The Company previously derived management fee income from the Company’s CEO serving on the board of Hooters of America. This compensation ended with the sale of Hooters of America in June 2019.

●	Franchise income increased 3.1% to $117,000 for the three months ended September 30, 2019 from $114,000 for the three months ended September 30, 2018.

Restaurant cost of sales

Restaurant cost of sales decreased by 3.0% in total for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 but increased as a percentage of revenue. Cost of sales by concept are summarized below for each period:

	Three Months Ended
	September 30, 2019		September 30, 2018
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$1,829,890	32.1%	$1,773,294	31.8%	3.2%
Just Fresh Fast Casual	333,260	35.3%	343,355	34.7%	-2.9%
Hooters Full Service	998,229	36.1%	1,142,574	34.8%	-12.6%
	$3,161,379	33.6%	$3,259,223	33.1%	-3.0%

As a percentage of restaurant sales, net, restaurant cost of sales increased to 33.6% for the three months ended September 30, 2019 from 33.1% for the three months ended September 30, 2018.

Cost of sales in the Better Burger Group increased slightly to 32.1% from 31.8%, Just Fresh increased to 35.3% from 34.7%, while cost of sales for the Hooters locations increased to 36.1% from 34.8%. Cost of sales as a percentage of revenue increased in all segments due to unfavorable movements in food costs.

Restaurant operating expenses

Restaurant operating expenses increased 1.3% to $5.9 million for the three months ended September 30, 2019 from $5.8 million for the three months ended September 30, 2018. Restaurant operating expenses by concept are summarized below for each period:

	Three Months Ended
	September 30, 2019		September 30, 2018
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$3,686,444	64.6%	$3,286,899	58.9%	12.2%
Just Fresh Fast Casual	572,509	60.7%	537,968	54.4%	6.4%
Hooters Full Service	1,599,542	57.9%	1,956,417	59.6%	-18.2%
	$5,858,495	62.2%	$5,781,284	58.7%	1.3%

As a percent of restaurant revenues, operating expenses increased to 62.2% for the three months ended September 30, 2019 from 58.7% for the three months ended September 30, 2018. Operating expenses in total and as a percentage of restaurant revenue increased due to the opening of new stores in the Better Burger group, increases in wage rates and penalties and interest charges associated with delinquent payroll taxes across all concepts. Operating expenses as a percentage of revenue decreased in the Hooters group due to the closing of Hooters Tacoma in July 2019.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses increased to $125,000 for the three months ended September 30, 2019 compared with $113,000 for the three months ended September 30, 2018. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction. Restaurant closing expenses are included here as well.

General and administrative expense (“G&A”)

G&A increased 44.0% to $1.6 million for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018. Significant components of G&A are summarized as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018	% Change
Audit, legal and other professional services	$514,587	$265,624	93.7%
Salary and benefits	678,186	505,663	34.1%
Travel and entertainment	63,529	53,315	19.2%
Shareholder services and fees	21,742	32,674	-33.5%
Advertising, Insurance and other	294,730	235,253	25.3%
Total G&A Expenses	$1,572,774	$1,092,529	44.0%

As a percentage of total revenue, G&A increased to 16.3% for the three months ended September 30, 2019 from 10.8% for the three months ended September 30, 2018.

For the three months ended September 30, 2019, approximately $1.1 million is attributable to the cost of operating our Corporate office, including salaries, share-based compensation, travel, audit, legal and other public company related costs. Approximately $500,000 is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger Group, Hooters, and Just Fresh.

The increases in G&A during the three months ended September 30, 2019 are primarily related to an increase in Corporate payroll and other one-time costs incurred during the three months ended September 30, 2019. For additional details on these one-time costs, refer to the G&A analysis below of the results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Asset impairment charges

Asset impairment charges totaled $2.8 million for the three months ended September 30, 2019 as compared with $0 for the three months ended September 30, 2018. In the third quarter of 2019, the Company recognized impairment charges related to the closure of one of its BGR restaurants which occurred in November as it was determined that the carrying amount of certain assets related to those restaurants were not recoverable as of September 30, 2019. The Company also recognized impairment charges related to its operating lease asset in connection with the Hooters Tacoma location as it was determined that the Company would not be able to sub-lease that space. Lastly, the Company recognized impairment charges in connection with it’s Just Fresh operations based on the sale of 100% of the membership interest of JF Restaurants, LLC for $500,000 in November 2019.

Depreciation and amortization

Depreciation and amortization expense increased to $531,000 from $524,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the opening of additional Little Big Burger restaurants in 2018 and 2019.

Other expense

Other expense consisted of the following:

	Three Months Ended
Other Income (Expense)	September 30, 2019	September 30, 2018	% Change
Interest expense	$(162,845)	$(630,223)	-74.2%
Other income (expense)	109,805	(223,439)	-149.1%
Total other income (expense)	$(53,040)	$(853,662)	-93.8%

Other expense, net decreased to $53,000 for the three months ended September 30, 2019 from an expense of $854,000 for the three months ended September 30, 2018. Interest expense decreased significantly from $630,000 for the three months ended September 30, 2018 to $163,000 for the three months ended September 30, 2019 due to the Company no longer accruing default interest on the $6 million debentures due to the December 2018 amendment along with no further debt discount amortization. The Company recorded a gain of $61,000 from tax settlements related to its South Africa operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Our results of operations are summarized below:

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$29,703,172		$29,802,969		-0.3%
Gaming income, net	347,074		285,578		21.5%
Management fee income	50,000		74,997		-33.3%
Franchise income	461,737		330,295		39.8%
Total revenue	30,561,983		30,493,839		0.2%

Expenses:
Restaurant cost of sales	9,954,144	33.5%	9,912,091	33.3%	0.4%
Restaurant operating expenses	18,846,454	63.4%	17,008,047	57.1%	10.8%
Restaurant pre-opening and closing expenses	267,888	0.9%	312,652	1.0%	-14.3%
General and administrative	4,784,791	15.7%	3,407,612	11.2%	40.4%
Asset impairment charge	4,007,050	13.1%	1,731,267	5.7%	131.5%
Depreciation and amortization	1,627,682	5.3%	1,594,673	5.2%	2.1%
Total expenses	39,488,009	129.2%	33,966,342	111.4%	16.3%
Operating loss from continuing operations	$(8,926,026)		$(3,472,503)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue increased 0.2% to $30.6 million for the nine months ended September 30, 2019 from $30.5 million for the nine months ended September 30, 2018. Revenues by concept are summarized below for each period:

	Nine Months Ended September 30, 2019
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$17,549,098	$2,924,294	$9,229,780	$-	$29,703,172	97.2%
Gaming income, net	-	-	347,074	-	347,074	1.1%
Management fees	-	-	-	50,000	50,000	0.2%
Franchise income	461,737	-	-	-	461,737	1.5%
Total revenue	$18,010,835	$2,924,294	$9,576,854	$50,000	$30,561,983	100.0%

	Nine Months Ended September 30, 2018
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total	% of Total
Restaurant sales, net	$16,523,730	$3,128,220	$10,151,019	$-	$29,802,969	97.7%
Gaming income, net	-	-	285,578	-	285,578	0.9%
Management fees	-	-	-	74,997	74,997	0.2%
Franchise income	330,295	-	-	-	330,295	1.1%
Total revenue	$16,854,025	$3,128,220	$10,436,597	$74,997	$30,493,839	100.0%

	% Change in Revenues Compared to Prior Year
Revenue	Better Burgers	Just Fresh	Hooters	Corp	Total
Restaurant sales, net	6.2%	-6.5%	-9.1%	-	-0.3%
Gaming income, net	-	-	21.5%	-	21.5%
Management fees	-	-	-	-	-33.3%
Franchise income	39.8%	-	-	-	39.8%
Total revenue	6.9%	-6.5%	-8.2%	-33.3%	0.2%

●	Restaurant revenue from the Company’s Better Burger Group increased 6.2% to $17.6 million for the nine months ended September 30, 2019 from $16.5 million for the nine months ended September 30, 2018.

Restaurant revenue increased approximately $2.0 million for the nine months ended September 30, 2019 from the opening of 7 Little Big Burger restaurants during the third and fourth quarters of 2018 and 2019. In addition, the Company acquired BGR Columbia in October of 2018 which also contributed to the increase in revenue for the nine months ended September 30, 2019 (approximately $496,000). This increase in revenue was offset by loss revenue from the store closures (American Roadside McBee, BGR Dupont and BGR Tysons) in 2019 and by a decline in same store sales across all brands.

●	Restaurant revenue from the Company’s Just Fresh Group decreased 6.5% to $2.9 million for the nine months ended September 30, 2019 from $3.1 million for the nine months ended September 30, 2018. The decline in revenues was primarily from a decline in same store sales for the nine months ended September 30, 2019.

●	Restaurant revenue from the Company’s Hooter’s restaurants decreased 9.1% to $9.2 million for the nine months ended September 30, 2019 from $10.2 million for the nine months ended September 30, 2018. The decrease in Hooters revenue was largely driven by the closing of Hooters Tacoma in the third quarter of 2019.

●	Gaming revenue increased by 21.5% to $347,000 for the nine months ended September 30, 2019 from $286,000 for the nine months ended September 30, 2018. The increase in gaming revenue is primarily attributable to normal deviations in levels of play and payouts on the terminals.

●	Management fee income decreased to $50,000 from $75,000 the nine months ended September 30, 2019 compared to September 30, 2018. The Company previously derived management fee income from the Company’s CEO serving on the board of Hooters of America. This compensation ended with the sale of Hooters of America in June 2019.

●	Franchise income increased 39.8% to $462,000 for the nine months ended September 30, 2019 from $330,000 for the nine months ended September 30, 2018. The increase is attributable to the Company recognizing revenue from the Little Big Burger franchisees that was previously deferred due to the termination of agreements.

Restaurant cost of sales

Restaurant cost of sales in total and as a percentage of revenue remained consistent for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Cost of sales by concept are summarized below for each period:

	Nine Months Ended
	September 30, 2019		September 30, 2018
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$5,638,267	32.1%	$5,308,625	32.1%	6.2%
Just Fresh Fast Casual	1,012,500	34.6%	1,072,989	34.3%	-5.6%
Hooters Full Service	3,303,377	35.8%	3,530,477	34.8%	-6.4%
	$9,954,144	33.5%	$9,912,091	33.3%	0.4%

As a percentage of restaurant sales, net, restaurant cost of sales increased to 33.5% for the nine months ended September 30, 2019 from 33.3% for the nine months ended September 30, 2018.

Cost of sales in the Better Burger Group as a percentage of revenue remained consistent at 32.1%. Just Fresh increased slightly from 34.3% to 34.6%, while cost of sales for the Hooters locations increased from 34.8% to 35.%. Cost of sales in the Just Fresh and Hooters group increased slightly due to unfavorable movements in food costs.

Restaurant operating expenses

Restaurant operating expenses increased 10.8% to $18.8 million for the nine months ended September 30, 2019 from $17.0 million for the nine months ended September 30, 2018. Restaurant operating expenses by concept are summarized below for each period:

	Nine Months Ended
	September 30, 2019		September 30, 2018
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Better Burgers Fast Casual	$11,566,242	65.9%	$9,425,510	57.0%	22.7%
Just Fresh Fast Casual	1,691,691	57.8%	1,669,438	53.4%	1.3%
Hooters Full Service	5,588,521	60.5%	5,913,099	58.3%	-5.5%
	$18,846,454	63.4%	$17,008,047	57.1%	10.8%

As a percent of restaurant revenues, operating expenses increased to 63.4% for the nine months ended September 30, 2019 from 57.1% for the nine months ended September 30, 2018. Operating expenses increased due to the opening of new stores in the Better Burger group, increases in wage rates and penalties and interest charges associated with delinquent payroll taxes across all concepts.

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $268,000 for the nine months ended September 30, 2019 compared with $313,000 for the nine months ended September 30, 2018. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction. Restaurant closing expenses are recorded here as well.

General and administrative expense (“G&A”)

G&A increased 40.4% to $4.8 million for the nine months ended September 30, 2019 from $3.4 million for the nine months ended September 30, 2018. Significant components of G&A are summarized as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018	% Change
Audit, legal and other professional services	$1,495,892	$976,258	53.2%
Salary and benefits	2,056,829	1,522,738	35.1%
Travel and entertainment	201,506	144,214	39.7%
Shareholder services and fees	69,144	52,068	32.8%
Advertising, Insurance and other	961,420	712,334	35.0%
Total G&A Expenses	$4,784,791	$3,407,612	40.4%

As a percentage of total revenue, G&A increased to 15.7% for the nine months ended September 30, 2019 from 11.2% for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, approximately $3.3 million is attributable to the cost of operating our Corporate office, including salaries, travel, audit, legal and other public company related costs. Approximately $1.5 million is attributable to managing the operations of our restaurants, including regional management, franchising operations, marketing and advertising within the Better Burger Group, Hooters, and Just Fresh.

The increases in G&A during 2019 are primarily related to an increase in Corporate payroll and other one-time costs incurred during the nine months ended September 30, 2019. These one-time costs include, $303,000 in consulting/legal fees associated with the union labor issue in Portland, $199,000 in marketing/consulting fees associated with brand segmentation studies, strategies and various other Corporate initiatives, $118,000 in share-based compensation related to restricted stock units and stock options awarded to employees, and $104,000 in additional other consulting/marketing fees. The majority of these costs are non-recurring, and the Company expects its investment in the initiatives highlighted above to drive an increase in revenue across all segments in the fourth quarter of 2019.

Asset impairment charges

Asset impairment charges totaled $4.1 million for the nine months ended September 30, 2019 as compared with $1.7 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the Company recognized impairment charges related to the closure of three of its stores in the Better Burger Group, one of its domestic Hooters stores and impairment charges related to the sale of America Burge McBee. Also, the Company recognized impairment charges in connection with it’s Just Fresh operations based on a signed letter of intent from a third-party investor group to purchase those assets. For the nine months ended September 30, 2018, the Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte.

Depreciation and amortization

Depreciation and amortization expense remained consistent at $1.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Other expense

Other expense consisted of the following:

	Nine Months Ended
Other Income (Expense)	September 30, 2019	September 30, 2018	% Change
Interest expense	$(542,135)	$(1,895,162)	-71.4%
Other income (expense)	(86,240)	(217,949)	-60.4%
Total other expense	$(628,375)	$(2,113,111)	-70.3%

Other expense, net decreased to $628,000 for the nine months ended September 30, 2019 from $2.1 million for the nine months ended September 30, 2018. Interest expense decreased significantly from $1.9 million for the nine months ended September 30, 2018 to $542,000 for the nine months ended September 30, 2019 due to the Company no longer accruing default interest on the $6 million debentures due to the December 2018 amendment along with no further debt discount amortization. The Company recorded a gain of $265,000 from tax settlements related to its South Africa operations. Lastly, the Company recorded a loss of $435,000 in connection with the write down of its investment in HOA in the second quarter of 2019.

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Period Ended
	September 30, 2019	September 30, 2018

Net cash flows from operating activities	$(3,049,049)	$269,325
Net cash flows from investing activities	2,727,500	(1,728,747)
Net cash flows from financing activities	352,829	2,115,442
Effect of foreign currency exchange rates on cash	(2,666)	3,091
	$28,614	$659,111

Net cash flows from operating activities was ($3,050,000) for the nine months ended September 30, 2019 compared to 269,000 in the prior year comparable period. The primary drivers of the decrease in net cash flows from operating activities was the operational losses from the nine months ending September 30, 2019.

Net cash flows from investing activities for the nine months ended September 30, 2019 was $2,728,000 compared to ($1,729,000) in the prior year comparable period. The primary drivers of the net cash flows from investing activities was the proceeds received from the rights offering completed in July 2019.

Net cash flows from financing activities for the nine months ended September 30, 2019 was $353,000 compared to $2.1 million in the prior year comparable period. The primary drivers of the net cash flows from financing activities for the nine months ended September 30, 2019 was the contributions from non-controlling interests partially offset by the net loan repayments.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of September 30, 2019, our cash balance was $638,000, our working capital was negative $15.5 million (which includes $3.2 million of current operating lease liabilities recorded with the adoption of the new lease accounting standard discussed in Note 2), and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

As of September 30, 2019, the Company and its subsidiaries have approximately $2.9 million of accrued employee and employer taxes, including penalties and interest, which are due to certain taxing authorities. The Company is currently in discussions with various taxing authorities on settling these liabilities through payment plans that began in the third quarter. We also have $3 million of principal due on the 8% non-convertible secured debentures by the end of December 2019 and the remaining $3 million of principal due by the end of March 2020, plus interest. In addition, if we fail to meet various debt covenants going forward and are notified of the default by the noteholders of the 8% non-convertible secured debentures, we may be assessed additional default interest and penalties which would increase our obligations. In addition, we have approximately $680,000 of other debt obligations coming due over the next twelve months.

Our existing cash and cash equivalents will not be sufficient to fund our projected cash needs through the end of the current calendar year or enable us to complete our planned merger with Sonnet. In addition, if we experience a delay in completing the Merger, we will require even more capital to sustain our operations through such completion. We believe we need to raise approximately $1.5 million through equity financing, asset sales or other strategic transactions in order to enable us to complete the planned merger with Sonnet. There can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition and may prevent us from completing the Merger. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending September 30, 2019 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

Risk Factors previously disclosed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and additional risk factors set forth below related to the proposed Merger are collectively referred to herein as the “Risk Factors”. These Risk Factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s, Discussion and Analysis of Financial Condition and Results of Operations.” Readers should carefully consider these Risk Factors, which could materially affect our business, financial condition or future results. These Risk Factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The following discussion of risk factors contains forward-looking statements.

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Sonnet’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Sonnet’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Sonnet’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Sonnet’s stockholders pursuant to the Merger Agreement.

The proposed Merger is subject to approval of the Merger Agreement by our stockholders and the Sonnet stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the proposed Merger can be completed, the stockholders of each of Chanticleer and Sonnet must approve the Merger Agreement. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the proposed Merger may materially adversely affect the timing and benefits that are expected to be achieved from the proposed Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Chanticleer and Sonnet from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the applicable board’s fiduciary duties.

Because the lack of a public market for Sonnet’s capital stock makes it difficult to evaluate the value of Sonnet’s capital stock, the stockholders of Sonnet may receive shares of our common stock in the Merger that have a value that is less than, or greater than, the fair market value of Sonnet’s capital stock.

The outstanding capital stock of Sonnet is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Sonnet. Because the percentage of our common stock to be issued to Sonnet’s stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Sonnet’s stockholders will be less than the fair market value of Sonnet, or Chanticleer may pay more than the aggregate fair market value for Sonnet.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Chanticleer and Sonnet, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and Chanticleer and Sonnet each may lose some or all of the intended benefits of the proposed Merger. Additionally, if the Merger does not occur, we may not have sufficient cash to continue operations.

Litigation relating to the proposed Merger could require Chanticleer or Sonnet to incur significant costs and suffer management distraction, and could delay or enjoin the proposed Merger.

Chanticleer and Sonnet could be subject to demands or litigation related to the proposed Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands. In addition, such demands or litigation could lead to a dissolution or bankruptcy if the costs associated with such demands or litigation are significant enough.

During the pendency of the proposed Merger, Chanticleer and Sonnet may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Chanticleer and Sonnet to make acquisitions, subject to certain exceptions relating to fiduciary duties or to complete other transactions that are not in the ordinary course of business pending completion of the proposed Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s stockholders

We received a deficiency letter in December 2018 from the (the Staff of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(2). If we were to fail to regain compliance, our shares could be delisted from the Nasdaq Capital Market, which could materially reduce the liquidity of our common stock and have an adverse effect on our market price. A delisting could limit our ability to consummate the proposed Merger.

On August 14, 2019, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, for the 30 consecutive business days ending August 13, 2019, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). (the “Bid Price Rule”). The Nasdaq notice indicated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days through February 10, 2020 to regain compliance. If, at any time before February 10, 2020 the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Bid Price Rule. If the Company fails to regain compliance with the Bid Price Rule before February 10, 2020 but meets all of the other applicable standards for initial listing on the Nasdaq Capital Market with the exception of the minimum bid price, then the Company may be eligible to have an additional 180 calendar days to regain compliance with the Bid Price Rule. To regain compliance with Rule 5550(b)(2), the market value of our listed securities must meet or exceed $35 million for a minimum of ten consecutive business days during the 180-day grace period ending on or before February 10, 2020 (Nasdaq has the discretion to monitor compliance for as long as 20 consecutive business days before deeming us in compliance). We could also regain compliance with Nasdaq’s alternative continued listing requirements by having stockholders’ equity of $2.5 million or more, or net income from continuing operations of $500,000 in the most recently completed fiscal year.

A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current stockholders than would be the case if our shares were listed.

We may not satisfy The Nasdaq Capital Market’s other requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our common stock and could impact our ability to consummate the proposed Merger.

Our common stock is listed on The Nasdaq Capital Market under the symbol “BURG”. To continue to be listed on Nasdaq, we are required to satisfy a number of conditions. We cannot assure you that we will be able to satisfy the Nasdaq listing requirements in the future. If we are delisted from Nasdaq, trading in our shares of common stock may be conducted, if available, on the “OTC Bulletin Board Service” or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

Failure to complete the merger may result in Chanticleer or Sonnet paying a termination fee to the other party and could harm the common stock price of Chanticleer and future business and operations of each company.

If the merger is not completed, Chanticleer and Sonnet are subject to the following risks:

●	if the Merger Agreement is terminated under certain circumstances and certain events occur, Chanticleer or Sonnet will be required to pay the other party a termination fee of $500,000;

●	the price of Chanticleer stock may decline; and

●	costs related to the merger, such as legal, accounting and investment banking fees must be paid even if the merger is not completed.

In addition, if the Merger Agreement is terminated and the Chanticleer or Sonnet board of directors determines to seek another business combination, there can be no assurance that Chanticleer or Sonnet will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger.

Chanticleer may be unable to identify and complete an alternative strategic transaction or continue to operate the business due to its limited cash availability, and it may be required to dissolve and liquidate its assets. In such case, Chanticleer would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash, if any, left to distribute to stockholders after paying the debts and other obligations of Chanticleer and setting aside funds for reserves.

As of September 30, 2019, Chanticleer’s cash balance was $638,000, its working capital was negative $15.5 million, and it had significant near-term commitments and contractual obligations. Chanticleer has typically funded its operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of its common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing. Chanticleer has $6.7 million of principal due on its debt obligations in December 2019, plus interest. In addition, if Chanticleer fails to meet various debt covenants going forward and is notified of the default by the noteholders of the 8% non-convertible secured debentures, Chanticleer may be assessed additional default interest and penalties which would increase its obligations. Chanticleer cannot provide assurance that it will be able to refinance its long-term debt or sell assets or raise additional capital.

In the event that capital is not available, or Chanticleer is unable to refinance its debt obligations or obtain waivers, it may then have to scale back or freeze its organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage its liquidity and capital resources. Chanticleer may also incur financial penalties or other negative actions from its lenders if it is not able to refinance or otherwise extend or repay its current obligations or obtain waivers. As of September 30, 2019, Chanticleer and its subsidiaries had approximately $2.9 million of accrued employee and employer taxes, including penalties and interest, which are due to certain taxing authorities. Chanticleer is currently in discussions with various taxing authorities on settling these liabilities through payment plans.

The consummation of the transactions contemplated by the Merger Agreement is dependent upon Chanticleer and Sonnet obtaining all relevant and necessary consents and approvals.

A condition to consummation of the merger is that Chanticleer and Sonnet obtain certain consents or approvals from third parties, including consents from parties to certain commercial agreements, leases and debt agreements in connection with the merger and the Spin-Off and approval from NASDAQ to maintain the listing of the Chanticleer Common Stock on the Nasdaq Capital Market following the merger and to list the shares of Chanticleer Common Stock being issued in the merger. In addition, the stockholders of Chanticleer must approve the issuance of Chanticleer Common Stock pursuant to the Merger Agreement. The Sonnet shareholders must adopt the Merger Agreement and approve the merger to be consummated pursuant thereto. There can be no assurance that Chanticleer or Sonnet will be able to obtain all such relevant consents and approvals on a timely basis or at all. Each of Chanticleer and Sonnet has incurred, and expects to continue to incur, significant costs and expenses in connection with the proposed merger. Any failure to obtain, or delay in obtaining, the necessary consents or approvals would prevent Chanticleer and Sonnet from being able to consummate, or delay the consummation of, the transactions contemplated by the Merger Agreement, which could materially adversely affect the business, financial condition and results of operations of Chanticleer and Sonnet, and, correspondingly, the combined company if the merger is consummated. There is no guarantee that such approvals will be obtained or that such conditions will be satisfied.

The $6 Million Payment Condition may not be satisfied.

One of the conditions to the obligations of Chanticleer under the Merger Agreement is that on or prior to the closing of the merger, Sonnet shall satisfy the $6 Million Payment Condition. No assurance can be given that Sonnet will be able to raise the remaining funds necessary to satisfy the $6 Million Payment Condition. If Sonnet cannot raise additional funds on acceptable terms and if Chanticleer is not otherwise willing to waive the $6 Million Payment Condition, the parties will not be able to consummate the merger.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either Chanticleer or Sonnet can refuse to complete the merger if there is a material adverse change affecting the other party between October 10, 2019, the date of the Merger Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on Chanticleer or Sonnet, including:

●	general business or economic conditions affecting the industries in which Sonnet or Chanticleer operate (except to the extent any changes in such conditions have a disproportionate effect on Sonnet or Chanticleer relative to other participants in such industries);

●	natural disasters, acts of war, armed hostilities or terrorism;

●	changes in financial, banking or securities markets;

●	the taking of any action required to be taken by the Merger Agreement; or

●	with respect to Chanticleer, any change in the stock price or trading volume of Chanticleer common stock.

If adverse changes occur and Chanticleer and Sonnet still complete the merger, the combined company stock price may suffer. This in turn may reduce the value of the merger to the stockholders of Chanticleer and Sonnet.

The combined company will need to raise additional capital by issuing securities or debt or through licensing arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or proprietary rights.

The combined company will be required to raise additional capital and may be required to raise funds sooner than currently planned. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Certain Chanticleer and Sonnet executive officers and directors have interests in the merger that are different from yours and that may influence them to support or approve the merger without regard to your interests.

Certain officers and directors of Chanticleer and Sonnet participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, the continued service as directors and officers of the combined company, in the case of Sonnet, severance benefits and continued indemnification.

For example, all of the current officers and directors of Sonnet will continue as the officers and directors of the combined company upon the closing of the merger.

Chanticleer and Sonnet stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the merger, Chanticleer and Sonnet securityholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

The issuance of shares of Chanticleer Common Stock to Sonnet shareholders in the merger will dilute substantially the voting power of Chanticleer’s current stockholders.

If the merger is completed, the former Sonnet shareholders will hold approximately 94% of the outstanding shares of Chanticleer Common Stock, the stockholders of Chanticleer will retain ownership of only approximately 6% of the outstanding shares of Chanticleer Common Stock and the Spin-Off Entity will hold the Spin-Off Entity Warrant, exercisable for 2% of the outstanding shares of Chanticleer Common Stock. Accordingly, the issuance of shares of Chanticleer Common Stock to Sonnet shareholders in the merger will reduce substantially the voting power of each share of Chanticleer Common Stock held by Chanticleer’s current security holders. Consequently, Chanticleer security holders as a group will have substantially less influence over the management and policies of the combined company after the merger, than prior thereto.

The pendency of the merger could have an adverse effect on the trading price of Chanticleer Common Stock and Chanticleer’s business, financial condition, results of operations or business prospects.

While there have been no significant adverse effects to date, the pendency of the merger could disrupt Chanticleer’s businesses in the following ways, including:

●	the attention of Chanticleer’s management may be directed toward the closing of the merger and related matters and may be diverted from the day-to-day business operations; and

●	third parties may seek to terminate or renegotiate their relationships with Chanticleer as a result of the merger, whether pursuant to the terms of their existing agreements with Chanticleer or otherwise.

Should they occur, any of these matters could adversely affect the trading price of Chanticleer Common Stock or harm Chanticleer’s and/or the Spin-Off Entity’s financial condition, results of operations or business prospects.

Chanticleer and Sonnet do not anticipate that the combined company will pay any cash dividends in the foreseeable future.

The current expectation is that the combined company will retain its future earnings, if any, to fund the development and growth of the combined company’s business. As a result, capital appreciation, if any, of the common stock of the combined company will be your sole source of gain, if any, for the foreseeable future.

The ownership of the combined company common stock is expected to be highly concentrated, which may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company stock price to decline.

Executive officers and directors of the combined company and their affiliates are expected to beneficially own or control significant number of the outstanding shares of the combined company common stock following the closing of the merger. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the combined company, even if such a change of control would benefit the other stockholders of the combined company. The significant concentration of stock ownership may adversely affect the trading price of the combined company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions under Delaware law could make an acquisition of the combined company more difficult and may prevent attempts by the combined company stockholders to replace or remove the combined company management.

Because the combined company will be incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined company voting stock from merging or combining with the combined company. Although Chanticleer and Sonnet believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with the combined company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the combined company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

The rights of holders of Sonnet securities will change as a result of the merger.

After the merger, the rights of those shareholders of Sonnet who will become Chanticleer stockholders will be governed by Chanticleer’s certificate of incorporation and Chanticleer’s bylaws, which are governed by the laws of the State of Delaware, which may be different from the laws of the State of New Jersey.

The historical audited and unaudited pro forma condensed combined financial information may not be representative of our results after the merger.

The historical audited and unaudited pro forma condensed combined financial information included elsewhere in this prospectus has been presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that actually would have occurred had the merger been completed as of the date indicated, nor is it indicative of future operating results or financial position.

The market price of the combined company’s common stock following the merger and the Spin-Off may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger and the Spin-Off for a number of reasons including if:

●	investors react negatively to the prospects of the combined company’s business and prospects from the merger and the Spin-Off;

●	the effect of the merger and Spin-Off on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	the combined company does not achieve the perceived benefits of the merger and the Spin-Off as rapidly or to the extent anticipated by financial or industry analysts.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1	Lease Agreement between Redus NC Commercial, LLC and Chanticleer Holdings, Inc. dated June 1, 2014, as amended

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.

CHANTICLEER HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick Harkleroad
Patrick Harkleroad
Chief Financial Officer
(Principal Financial Officer)

