Form 10-K
period 2019-12-31
Chanticleer Holdings, Inc.
filed 2020-03-19
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number 001-35570

CHANTICLEER HOLDINGS, INC.

(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7621 Little Avenue, Suite 414, Charlotte, NC 28226

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (704) 366-5122

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	BURG	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X ] Yes [  ] No.

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

The aggregate market value of the voting stock held by non-affiliates was $4.3 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 12,402,962 shares of common stock issued and outstanding as of March 16, 2020.

Chanticleer Holdings, Inc.

Form 10-K Index

Part I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	our ability to satisfy the required conditions and otherwise complete our planned Merger on a timely basis or at all;

●	the expected benefits and potential value created by the proposed Merger for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the proposed Merger if it is completed;

●	our ability to maintain our operations and obtain additional funding for our operations, if necessary, until the consummation of the proposed Merger;

●	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

●	our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the proposed Merger, capital requirements and needs for additional financing, and our ability to obtain additional financing and to continue as a going concern if the Merger is not completed.

●	our ability to operate our business and generate profits. We have not been profitable to date;

●	decline in global financial markets and economic downturn resulting from the coronavirus COVID-19 global pandemic,

●	Business interruptions resulting from the coronavirus COVID-19 global pandemic,

●	Our ability to remediate weaknesses we identified in our disclosure controls and procedures and our internal control over financial reporting in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods,

●	general risk factors affecting the restaurant industry, including current economic climate, costs of labor and food prices;

●	intensive competition in our industry and competition with national, regional chains and independent restaurant operators;

●	our rights to operate and franchise the Hooters-branded restaurants are dependent on the Hooters’ franchise agreements;

●	our ability, and our dependence on the ability of our franchisees, to execute on business plans effectively;

●	actions of our franchise partners or operating partners which could harm our business;

●	failure to protect our intellectual property rights, including the brand image of our restaurants;

●	changes in customer preferences and perceptions;

●	increases in costs, including food, rent, labor and energy prices;

●	constraints could affect our ability to maintain competitive cost structure, including, but not limited to labor constraints;

●	work stoppages at our restaurants or supplier facilities or other interruptions of production;

●	the risks associated with leasing space subject to long-term non-cancelable leases;

●	we may not attain our target development goals and aggressive development could cannibalize existing sales;

●	negative publicity about the ingredients we use, or the potential occurrence of food-borne illnesses or other problems at our restaurants;

●	breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions;

●	we may be unable to reach agreements with various taxing authorities on payment plans to pay off back taxes;

●	our debt financing agreements expose us to interest rate risks, contain obligations that may limit the flexibility of our operations, and may limit our ability to raise additional capital;

You should also consider carefully the Risk Factors contained in Part I, Item 1A of this Annual Report, which address additional factors that could cause actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Quarterly Report and the Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

We operate and franchise a system-wide total of 46 fast casual restaurants of which 35 are company-owned and 11 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 6 locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 8 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East (2 of the franchisee-operated locations were purchased by the Company in 2018 and became company-owned locations).

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 19 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplies the capital to open the store in exchange for a noncontrolling interest.

We also operate 1 Hooters full-service restaurants in the United States, and 1 location in the United Kingdom. Hooters restaurants, which are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. Chanticleer started initially as an investor in Hooters of America and, subsequently evolved into a franchisee operator. We continue to hold a minority investment in corporate owned Hooters. However, we do not currently intend to invest in growing the Hooters segment and instead plan to utilize the cash flows from this segment to support growth in our other fast casual brands.

Restaurant Geographic Locations

United States

We currently operate ABC, BGR and LBB restaurants in the United States. ABC is in North Carolina and New York. BGR operates company restaurants in the mid-Atlantic region of the United States, as well as franchise locations across the US and internationally. LBB operates in Oregon, Washington and North Carolina. We operate Hooters restaurants in Portland, Oregon. We also operate gaming machines in Portland, Oregon under license from the Oregon Lottery Commission.

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

Proprietary Rights

We have trademarks and trade names associated with American Burger, BGR and Little Big Burger. We believe that the trademarks, service marks and other proprietary rights that we use in our restaurants have significant value and are important to our brand-building efforts and the marketing of our restaurant concepts. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

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

Seasonality

The sales of our restaurants may peak at various times throughout the year due to certain promotional events, weather and holiday related events. For example, our domestic fast casual restaurants tend to peak in the Spring, Summer and Fall months when the weather is milder. Quarterly results also may be affected by the timing of the opening of new stores and the closing of existing stores. For these reasons, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Corporate Information

Our principal executive offices are located at 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Our web site is www.chanticleerholdings.com.

Employees

At December 31, 2019, our locations had approximately 587 employees, including 52 in the United Kingdom, and 535 in the United States.

Available information

We are subject to the reporting requirements of the Exchange Act and, accordingly, we file annual reports, quarterly reports and other information with the Securities and Exchange Commission, or SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.chanticleerholdings.com.

These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

MERGER

Chanticleer, Biosub Inc., a Delaware corporation and a wholly-owned subsidiary of Chanticleer (“Merger Sub”), and Sonnet BioTherapeutics, Inc., a New Jersey corporation (“Sonnet”), have entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Sonnet, with Sonnet surviving the merger as a wholly-owned subsidiary of the combined company. These transactions are referred to herein collectively as the “merger.” Following the merger, Chanticleer will be renamed “Sonnet BioTherapeutics Holdings, Inc.” and is sometimes referred to herein as the “combined company.” The shareholders of Sonnet will become the majority owners of Chanticleer’s outstanding common stock upon the closing of the merger. Additionally, as part of this transaction, Chanticleer will spin-off (the “Disposition”) its current restaurant operations, including all assets and liabilities, into a newly created entity (the “Spin-Off Entity”), the equity of which will be distributed out to the stockholders of Chanticleer as of the record date for the Disposition.

Pursuant to the Merger Agreement, each share of common stock of Sonnet, no par value per share (the “Sonnet Common Stock”) (other than Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement)), issued and outstanding immediately prior to the effective time of the merger (the “Effective Time”) shall be automatically converted into the right to receive an amount of shares of common stock, par value $0.0001 per share, of Chanticleer (“Chanticleer Common Stock”) equal to the Common Stock Exchange Ratio (as defined in the Merger Agreement) (the “Merger Consideration”). In connection with the transactions contemplated by the merger, on February 7, 2020, Sonnet and Chanticleer entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain accredited investors (the “Investors”) pursuant to which, among other things, Sonnet agreed to issue to the Investors shares of Sonnet Common Stock immediately prior to the merger and Chanticleer agreed to issue to the Investors warrants to purchase shares of Chanticleer Common Stock on the tenth trading day following the consummation of the merger (the “Investor Warrants”) in a private placement transaction for an aggregate purchase price of approximately $19 million (which amount is comprised of (x) a $4 million credit to Chardan Capital Markets, LLC (“Chardan”), in lieu of certain transaction fees otherwise owed to Chardan by Sonnet, and (y) $15 million in cash from the other Investors) (the “Pre-Merger Financing”). As a result, immediately following the Effective Time, and not accounting for additional shares of Chanticleer Common Stock that may be issuable pursuant to the adjustment provisions in the Investor Warrants sold in the Pre-Merger Financing the former Sonnet shareholders (including the Investors) will hold approximately 94% of the outstanding shares of Chanticleer Common Stock, the stockholders of Chanticleer will retain ownership of approximately 6% of the outstanding shares of Chanticleer Common Stock and the Spin-Off Entity will hold the Spin-Off Entity Warrant (as defined below), exercisable for 2% of the outstanding shares of Chanticleer Common Stock. All outstanding Sonnet stock options and warrants, if any, whether vested or unvested, that have not been exercised prior to the Effective Time will be converted into a stock option or warrant, as applicable, to purchase shares of Chanticleer Common Stock, proportionately adjusted based on the Common Stock Exchange Ratio. The exact number of shares of Chanticleer Common Stock that will be issued to Sonnet shareholders will be fixed immediately prior to the Effective Time to reflect the capitalization of Chanticleer as of immediately prior to such time. For a more complete description of the Common Stock Exchange Ratio.

In addition, at the closing of the Merger, Chanticleer will issue to the Spin-Off Entity a warrant (the “Spin-Off Entity Warrant”) to purchase that number of shares of Chanticleer Common Stock equal to two percent (2%) of the number of shares of issued and outstanding Chanticleer Common Stock immediately after the Effective Time. The warrant will be a five-year warrant, will have an exercise price of $0.01 per share and will not be exercisable for 180 days following the Effective Time.

Subject to approval of the Nasdaq Stock Market LLC (“Nasdaq”), the merger, together with the Disposition, will result in a publicly-traded company operating under the Sonnet name and the proposed Nasdaq ticker symbol “SONN” that will focus on advancing Sonnet’s pipeline of oncology candidates and the strategic expansion of Sonnet’s technology platform into other human diseases. Upon completion of the merger, the board of directors of the public company will be comprised of the current members of the board of directors of Sonnet, and Dr. Pankaj Mohan will serve as its Chairman, as well as the President and Chief Executive Officer of the public company.

Shares of Chanticleer Common Stock are currently listed on the Nasdaq Capital Market under the symbol “BURG.” The closing of the merger will be subject to a number of closing conditions, including approval of the continued trading of shares of Chanticleer Common Stock on the Nasdaq Capital Market following the consummation of the merger.

Chanticleer is holding a special meeting of stockholders in order to obtain the stockholder approvals necessary to complete the merger and other matters.

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

Our financial statements as of December 31, 2019 were prepared under the assumption that we will continue as a going concern for the next twelve months from the date of issuance of these financial statements. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, re-negotiate or extend existing indebtedness, obtain further operating efficiencies, reduce expenditures and ultimately, create profitable operations. We may not be able to refinance or extend our debt or obtain additional capital on reasonable terms. Our financial statements do not include adjustments that would result from the outcome of this uncertainty.

Any prior acquisitions, as well as future acquisitions, may have unanticipated consequences that could harm our business and our financial condition.

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

Various subsidiaries of the Company are delinquent in payment of payroll taxes to taxing authorities prior to the current year when previous management was in place, and a failure to remit these payments promptly or through settlements could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2019, approximately $2.9 million of employee and employer taxes (including estimated penalties and interest) has been accrued but not remitted in years prior to 2019 to certain taxing authorities by certain subsidiaries of the Company for cash compensation paid. As a result, these subsidiaries of the Company are liable for such payroll taxes. These various subsidiaries of the Company have received warnings and demands from the taxing authorities and management is prioritizing and working with the taxing authorities to make these payments in order to avoid further penalties and interest. Failure to remit these payments promptly could result in increased penalty fees and have a material adverse effect on our business, financial condition and results of operations.

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

We cannot guarantee that our internal control and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, E. coli and hepatitis A. In addition, there is no guarantee that our franchise restaurants will maintain the high levels of internal controls and training we require at our company-operated restaurants.

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

One of our Hooters restaurants and some of our franchisee-owned restaurants operate in foreign countries and territories outside of the U.S. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the British Pound, could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

The recent global coronavirus COVID-19 outbreak could harm our business and results of operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The conditions may impact our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

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

We have identified material weaknesses in our internal controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2019.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the audit committee. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

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

The uncertainty surrounding the effect of Brexit may impact our UK operations.

The uncertainty surrounding the effect of Brexit, including the uncertainty in relation to the legal and regulatory framework for the UK and its relationship with the remaining members of the EU (including, in relation to trade) after Brexit was effected in January 2020, has caused increased economic volatility and market uncertainty globally. It is too early to ascertain the long-term effects.

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

We have significant obligations under payables and debt obligations. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing and renegotiating terms of existing indebtedness in the near future. Failure to do so would adversely affect our ability to continue operations.

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

We have approximately $18.1 million in current liabilities. In the event that additional working capital is not available, we may be forced to scale back or freeze our growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. In the event that management elects to proceed with asset sales and/or store closures in the future rather than continue to hold and operate all its assets long term, management’s assessment of the fair value, and ultimate recoverability, of goodwill, intangibles, and other long-lived assets would be impacted and the Company could incur significant noncash charges and cash exit costs in future periods.

We have remedied defaults under our debt obligations. However, we may not be able to refinance, extend or repay our substantial indebtedness owed to our secured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We have approximately $18.1 million in current liabilities, which includes $6.6 million of debt. If we are unable to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

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

Risks Related to the Merger

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

As of December 31, 2019, Chanticleer’s cash balance was approximately $500,000, its working capital was negative $16.9 million, and it had significant near-term commitments and contractual obligations. Chanticleer has typically funded its operating costs, acquisition activities, working capital requirements and capital expenditures with proceeds from the issuances of its common stock and other financing arrangements, including convertible debt, lines of credit, notes payable, capital leases, and other forms of external financing. Chanticleer has $6.6 million of principal due on its debt obligations as of December 31, 2019, plus interest. In addition, if Chanticleer fails to meet various debt covenants going forward and is notified of the default by the noteholders of the 8% non-convertible secured debentures, Chanticleer may be assessed additional default interest and penalties which would increase its obligations. Chanticleer cannot provide assurance that it will be able to refinance its long-term debt or sell assets or raise additional capital.

In the event that capital is not available, or Chanticleer is unable to refinance its debt obligations or obtain waivers, it may then have to scale back or freeze its organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage its liquidity and capital resources. Chanticleer may also incur financial penalties or other negative actions from its lenders if it is not able to refinance or otherwise extend or repay its current obligations or obtain waivers. As of December 31, 2019, Chanticleer and its subsidiaries had approximately $2.9 million of accrued employee and employer taxes, including penalties and interest, which are due to certain taxing authorities. Chanticleer is currently in discussions with various taxing authorities on settling these liabilities through payment plans.

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

Item 2: Properties

The Company, through its subsidiaries, leases the land and buildings for 1 restaurant in Nottingham, United Kingdom, and 38 restaurant locations in the U.S. The terms for our leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. We also lease our corporate office space in Charlotte, North Carolina.

Our office and restaurant facilities are suitable and adequate for our business as it is presently conducted.

Item 3: Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). Rolalor and Labyrinth were the original entities formed to operate the Johannesburg and Durban locations, respectively. On September 9, 2011, the assets and the then-disclosed liabilities of these entities were transferred to Tundraspex (PTY) LTD (“Tundraspex”) and Dimaflo (PTY) LTD (“Dimaflo”), respectively. The current entities, Tundraspex and Dimaflo are not parties in the lawsuit. Shaw is requesting that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The two Notices were defended and argued in the High Court of South Africa (Durban) on January 31, 2014. Madam Justice Steryi dismissed the action with costs on May 5, 2014. Ms. Shaw appealed this decision and in December 2016, the Court dismissed the Labyrinth case with costs payable to the Company and allowed the Rolalor case to proceed to liquidation. The Company did not object to the proposed liquidation of Rolalor as the entity has no assets and the Company does not expect there to be any material impact on the Company. No amounts have been accrued as of December 31, 2018 or 2017 in the accompanying consolidated balance sheets. However, all these potential liabilities were assumed by the buyers of the 5 South African locations, and are thus, will not impact Chanticleer going forward.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2019, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the company’s financial condition, results of operations or cash flows.

Item 4: mine safety disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Capital Market under the symbol “BURG”.

Number of Shareholders and Total Outstanding Shares

As of December 31, 2019, there were 10,404,347 shares of our common stock issued and outstanding, respectively, and approximately 185 shareholders of record at our transfer agent. Because many shares of common stock are held by brokers and other institutions on behalf of individual stockholders and those shares change hands from time to time, we do not receive a precise tally of the total number of shareholders on a regular basis. However, our best estimate of the total holders of our common stock ranges from approximately 2,200 to approximately 2,500 shareholders.

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

Recent Sales of Unregistered Securities

Unregistered sales of our common stock during the first three quarters of 2019 were reported in Item 2 of Part II of the Form 10-Q filed for each quarter or on Current Report on Form 8-K. There were no unregistered sales of common stock during the fourth quarter of 2019 to be reported.

Item 6: Selected Financial Data

Not applicable.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition together with the Selected Financial Data and our audited consolidated financial statements as of and for the year ended December 31, 2019 including the notes thereto, included in this Report. The discussion below contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Item 1A. “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider disclosures that we make in this and other reports that discuss factors germane to our business.

Overview

We operate and franchise a system-wide total of 46 fast casual restaurants, of which 35 are company-owned and 11 are owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 6 locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 8 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East (2 of the franchisee-operated locations were purchased by the Company in 2018 and became company-owned locations).

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 19 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we control the management and operations of the stores and the partner supplies the capital to open the store in exchange for a noncontrolling interest.

We also operate 1 Hooters full-service restaurants in the United States, and 1 location in the United Kingdom. Hooters restaurants, which are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. Chanticleer started initially as an investor in corporate owned Hooters and, subsequently evolved into a franchisee operator. We continue to hold a minority investment stake in Hooters of America. However, we do not currently intend to invest in growing the Hooters brand, and instead are managing this brand alongside our other fast casual brands.

As of December 31, 2019, our system-wide store count totaled 46 locations, consisting of 35 company-owned locations and 11 franchisee-operated locations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Our results of operations are summarized below:

	Twelve Months Ended
	December 31, 2019		December 31, 2018
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$29,055,521		$29,785,526		-2.5%
Gaming income, net	462,507		402,611		14.9%
Management fee income	50,000		100,000		-50.0%
Franchise income	575,090		445,335		29.1%
Total revenue	30,143,118		30,733,472		-1.9%

Expenses:
Restaurant cost of sales	9,494,777	32.7%	9,701,549	32.6%	-2.1%
Restaurant operating expenses	19,406,358	66.8%	18,423,991	61.9%	5.3%
Restaurant pre-opening and closing expenses	361,554	1.2%	398,473	1.3%	-9.3%
General and administrative	5,966,447	19.8%	3,862,146	12.6%	54.5%
Asset impairment charge	9,149,852	30.4%	1,899,817	6.2%	381.6%
Depreciation and amortization	1,842,352	6.1%	1,816,826	5.9%	1.4%
Total expenses	46,221,340	153.3%	36,102,802	117.5%	28.0%
Operating loss from continuing operations	$(16,078,222)		$(5,369,330)

* Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased $.6 million to $30.1 million for the year ended December 31, 2019 from $30.7 million for the year ended December 31, 2018.

●	Revenue from Restaurant Sales decreased 2.5% for the year ended December 31, 2019 to $29.1 million.

●	Gaming income increased 14.9% for the year ended December 31, 2019 to $462,507 versus the year ended December 31, 2018.

●	Franchise Income increased 29.1% for the year ended December 31, 2019 to $575,090 versus the year ended December 31, 2018.

	Twelve Months Ended December 31, 2019
Revenue	Total	% of Total
Restaurant sales, net	$29,055,521	96.4%
Gaming income, net	462,507	1.5%
Management fees	50,000	0.2%
Franchise income	575,090	1.9%
Total revenue	$30,143,118	100.0%

	Twelve Months Ended December 31, 2018
Revenue	Total	% of Total
Restaurant sales, net	$29,785,526	96.9%
Gaming income, net	402,611	1.3%
Management fees	100,000	0.3%
Franchise income	445,335	1.4%
Total revenue	$30,733,472	100.0%

Restaurant cost of sales

Restaurant cost of sales decreased 2.1% to $9.5 million for the year ended December 31, 2019 from $9.7 million for the year ended December 31, 2018. Additionally, the percent of restaurant sales increased slightly to 32.7% for the year ended December 31, 2019 from 32.6% for the year ended December 31, 2018.

	Twelve Months Ended
	December 31, 2019		December 31, 2018
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Total Company	$9,494,777	32.7%	$9,701,549	32.6%	-2.1%

Restaurant operating expenses

Restaurant operating expenses increased 5.3% to $19.4 million for the year ended December 31, 2019 from $18.4 million for the year ended December 31, 2018. Additionally, the percent of restaurant operating expenses increased to 66.8% for the year ended December 31, 2019 from 61.9% for the year ended December 31, 2018.

	Twelve Months Ended
	December 31, 2019		December 31, 2018
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Total Company	$19,406,358	66.8%	$18,423,991	61.9%	5.3%

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $361,554 for the year ended December 31, 2019 compared with $398,473 for the year ended December 31, 2018. The Company has one (1) Little Big Burger restaurant under lease and is incurring pre-opening rent and other costs while preparing to start construction.

General and administrative expense (“G&A”)

G&A increased 54.5% to $6.0 million for the year ended December 31, 2019 from $3.9 million for the year ended December 31, 2018. Significant components of G&A are summarized as follows:

	Twelve Months Ended
	December 31, 2019	December 31, 2018	% Change
Audit, legal and other professional services	$1,887,919	$1,120,029	68.6%
Salary and benefits	2,375,592	1,667,315	42.5%
Travel and entertainment	200,353	157,689	27.1%
Shareholder services and fees	114,864	62,273	84.5%
Advertising, Insurance and other	1,387,759	854,839	62.3%
Total G&A Expenses	$5,966,487	$3,862,146	54.5%

As a percentage of total revenue, G&A increased to 19.8% for the year ended December 31, 2019 from 12.6% for the year ended December 31, 2018. This increase in G&A was driven by increased legal fees related to resolving unionization efforts, increased professional fees related to a rights offering, expenses related to the proposed reverse merger with Sonnet, addition of executive management salaries, and increased marketing expenses from a customer segmentation study to build a customer loyalty program.

Asset impairment charges

Asset impairment charges totaled $9.1 million for the year ended December 31, 2019 as compared with $1.9 million for the year ended December 31, 2018. The Company recognized impairment charges related to the closure of three BGR locations, a Hooters location, and one American Burger location. Also, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $975,000, and an impairment of $1.0 million related to the Hooters in Portland, Oregon. Due to the adoption of ASC 842 and termination fees from the above-mentioned store closures, the Company recognized another $5.2 million impairment.

Asset impairment charges totaled $1.9 million for the year ended December 31, 2018 as compared with $2.4 million for the year ended December 31, 2017. The Company recognized impairment charges related to the closure of one Just Fresh location and one American Burger location in Charlotte, North Carolina. In addition, the Company recognized impairment charges related to its Hooters Nottingham location of approximately $1.5 million. The impairment charges were primarily reflected in the first half of 2018, primarily from reducing goodwill based on management’s intent with regard to the related store location.

Depreciation and amortization

Depreciation and amortization expense remained constant at $1.8 million for the year ended December 31, 2019 from $1.8 million for the year ended December 31, 2018. The decrease is primarily attributable to a decrease in depreciation expense from restaurant closures in 2019 as those assets in those stores were primarily written off at closure.

Other income (expense)

Other income (expense) consisted of the following:

	Twelve Months Ended
Other Income (Expense)	December 31, 2019	December 31, 2018	% Change
Interest expense	$(673,573)	$(2,549,436)	-73.6%
Other income (expense)	(617,837)	(152,780)	304.4%
Total other expense	$(1,291,410)	$(2,702,216)	-52.2%

Other expense, net decreased to $1.3 million for the year ended December 31, 2019 from $2.7 million for the year ended December 31, 2018.

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

	Year Ended
	December 31, 2019	December 31, 2018

Net Cash Provided by (used in) Operating Activities	$(4,046,550)	$(1,109,634)
Net Cash Used in Investing Activities	678,669	(2,051,031)
Net Cash Provided by Financing Activities	3,343,397	2,115,442
Effect of foreign currency exchange rates on cash	1,390	3,091
	$(23,094)	$(1,042,132)

Cash used in operating activities was $4.0 million for the year ended December 31, 2019 compared to cash used in activities of $1.1 million in the prior year period.

Cash from investing activities for the year ended December 31, 2019 was $678,669 compared to cash used of $2.1 million in the prior year period. The primary drivers of the increase in cash from investing were the sale of the five Hooters South Africa locations and the cash from the sale of Just Fresh.

Cash provided by financing activities for the year ended December 31, 2019 was $3.3 million compared to cash provided by financing activities of $2.1 million in the prior year period. The primary drivers of the cash provided by financing activities during 2019 was proceeds from a rights offering and exercise of warrants.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2019, our cash balance was approximately $500,000, our working capital was negative $16.9 million, and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

As we execute our business plan over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers.

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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

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

COMMITMENTS AND CONTINGENCIES

The Company, through its subsidiaries, leases the land and buildings for 1 restaurant in Nottingham, United Kingdom, and 38 restaurant locations in the U.S. The terms for our restaurant leases vary from two to twenty years and have options to extend. We lease some of our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts.

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

CHANTICLEER HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Chanticleer Holdings, Inc. and Subsidiaries

Charlotte, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chanticleer Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the years then ended, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred $18.5 million in losses for the year ended December 31, 2019, that included $9.1 million in asset impairments, and the Company has a working capital deficit of approximately $16.9 million as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in Accounting Principle

As discussed in Note 2, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina

March 18, 2020

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$500,681	$523,776
Restricted cash	336	335
Accounts and other receivables, net	131,887	325,355
Inventories	287,111	335,214
Prepaid expenses and other current assets	249,579	159,206

TOTAL CURRENT ASSETS	1,169,594	1,343,886
Property and equipment, net	5,630,490	9,756,272
Operating lease assets	11,668,026	-
Goodwill	8,567,888	10,564,353
Intangible assets, net	3,656,995	4,469,815
Investments	381,397	800,000
Deposits and other assets	309,462	386,081
Assets of discontinued operations	149,000	2,472,833
TOTAL ASSETS	$31,532,852	$29,793,240

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$8,165,195	$6,176,138
Current maturities of long-term debt and notes payable	6,630,961	3,663,192
Current maturities of convertible notes payable	-	3,000,000
Current operating lease liabilities	3,299,309	-
Due to related parties	-	185,726

TOTAL CURRENT LIABILITIES	18,095,465	13,025,056
Long-term debt	-	3,000,000
Redeemable preferred stock: no par value, 62,876 shares issued and outstanding, net of discount of $139,131 and $173,914, respectively	709,695	674,912
Deferred rent	-	2,297,199
Long-term operating lease liabilities	14,382,354	-
Deferred revenue	959,445	1,174,506
Deferred tax liabilities	102,304	76,765
Liabilities of discontinued operations	435,600	1,287,277
TOTAL LIABILITIES	34,684,863	21,535,715
Commitments and contingencies (see Note 16)
Equity (Deficit):
Preferred stock: no par value; authorized 5,000,000 shares; 62,876 issued and outstanding	-	-
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 10,404,347 and 3,715,444 shares, respectively	1,041	373
Additional paid in capital	71,505,989	64,756,903
Accumulated other comprehensive loss	(46,437)	(202,115)
Accumulated deficit	(75,068,385)	(57,124,673)
Total Chanticleer Holdings, Inc, Stockholders’ Equity	(3,607,792)	7,430,488
Non-Controlling Interests	455,781	827,037
TOTAL EQUITY (DEFICIT)	(3,152,011)	8,257,525
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$31,532,852	$29,793,240

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2019	December 31, 2018
Revenue:
Restaurant sales, net	$29,055,521	$29,785,526
Gaming income, net	462,507	402,611
Management fee income	50,000	100,000
Franchise income	575,090	445,335
Total revenue	30,143,118	30,733,472
Expenses:
Restaurant cost of sales	9,494,777	9,701,549
Restaurant operating expenses	19,406,358	18,423,991
Restaurant pre-opening and closing expenses	361,554	398,473
General and administrative expenses	5,966,447	3,862,146
Asset impairment charge	9,149,852	1,899,817
Depreciation and amortization	1,842,352	1,816,826
Total expenses	46,221,340	36,102,802
Operating loss	(16,078,222)	(5,369,330)
Other expense
Interest expense	(673,573)	(2,549,436)
Other income (expense)	(617,837)	(152,780)
Total other expense	(1,291,410)	(2,702,216)
Loss before income taxes	(17,369,632)	(8,071,546)
Income tax benefit (expense)	(73,726)	701,224
Loss from continuing operations	(17,443,358)	(7,370,322)
Discontinued operations
Income (Loss) from discontinued operations, net of tax	(1,021,674)	171,055
Consolidated net loss	(18,465,032)	(7,199,267)
Less: Net loss attributable to non-controlling interests	402,386	507,955
Less: Net loss attributable to non-controlling interest of discontinued operations	336,262	(163,108)
Net loss attributable to Chanticleer Holdings, Inc.	$(17,726,384)	$(6,854,420)
Dividends on redeemable preferred stock	(112,238)	(118,604)
Net loss attributable to common shareholders of Chanticleer Holdings, Inc.	$(17,838,622)	$(6,973,024)

Net loss attributable to Chanticleer Holdings, Inc. per common share, basic and diluted:	$(2.56)	$(1.98)

Net loss attributable to Chanticleer Holdings, Inc. Before Discontinued Operations per common share, basic and diluted:	$(2.46)	$(1.98)
Weighted average shares outstanding, basic and diluted	6,978,848	3,520,125

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Twelve Months Ended
	December 31, 2019	December, 2018

Net loss attributable to Chanticleer Holdings, Inc.	$(17,726,384)	$(6,854,420)
Foreign currency translation gain (loss)	155,678	732,786
Comprehensive loss	$(17,570,706)	$(6,121,634)

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Equity (Deficit)

Twelve Months Ended December 31, 2019 and 2018

						Accumulated
			Additional	Common		Other		Non-
	Common Stock		Paid-in	Stock	Subscriptions	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Subcribed	Receivable	Loss	Deficit	Interest	Total

Balance, December 31, 2017	3,045,809	$305	$60,750,330	$-	$-	$(934,901)	$(49,109,303)	$782,453	$11,488,884

Common stock and warrants issued for:				-	-
Consulting services	1,231	-	3,767	-	-	-	-	-	3,767
Convertible debt	66,667	7	199,994	-	-	-		-	200,001
Preferred Unit dividend	8,502	1	19,525	-	-	-	(27,794)	-	(8,268)
Foreign currency translation	-	-	-	-	-	824,941	-	-	824,941
Shares issued on exercise of warrants	100,000	10	289,990	-	-	-	-	-	290,000
Net loss	-	-	-	-	-	-	(2,597,432)	(84,407)	(2,681,839)
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(1,042,346)	-	(1,042,346)
Balance, March 31, 2018	3,222,209	323	61,263,606	-	-	(109,960)	(52,776,875)	698,046	9,075,140

Common stock and warrants issued for:
Cash proceeds, net	403,214	41	1,372,142	-	-	-	-	-	1,372,183
Consulting services	55,257	5	150,996	-	-	-		-	151,001
Preferred Unit dividend	5,790	1	19,098	-	-	-	(28,007)	-	(8,908)
Accrued interest on note payable	12,800	1	43,343	-	-	-	-	-	43,344
Foreign currency translation	-	-	-	-	-	3,271	-	-	3,271
Non-controlling interest contributions	-	-	-	-	-	-	-	750,000	750,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(42,603)	(42,603)
Reclassification of Minority Interest	-	-	353,699	-	-	-	-	(353,699)	-
Net loss	-	-	-	-	-	-	(760,462)	(45,343)	(805,805)
Balance, June 30, 2018	3,699,270	371	63,202,884	-	-	(106,689)	(53,565,344)	1,006,401	10,537,623

Common stock and warrants issued for:
Prefered Unit dividend	7,293	1	19,310	-	-	-	(28,219)	-	(8,908)
Foreign currency translation	-	-	-	-	-	(33,989)	-	-	(33,989)
Non-controlling interest contributions	-	-	-	-	-	-	-	50,000	50,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(58,557)	(58,557)
Reclassification of Minority Interest	-	-	(4,723)	-	-	-	-	4,723	-
Net loss	-	-	-	-	-	-	(1,237,875)	(80,737)	(1,318,612)
Balance, September 30, 2018	3,706,563	372	63,217,471	-	-	(140,678)	(54,831,438)	921,830	9,167,557

Common stock and warrants issued for:
Prefered Unit dividend	8,881	1	19,522			-	(34,585)	-	(15,062)
Foreign currency translation	-	-	-			(61,437)	-	-	(61,437)
Warrants issued in debt modification	-	-	1,494,999			-	-	-	1,494,999
Shareholder payment for short swing	-	-	5,546			-	-	-	5,546
Non-controlling interest contributions	-	-	-			-	-	100,000	100,000
Non-controlling interest distributions	-	-	-			-	-	(41,063)	(41,063)
Reclassification of Minority Interest	-	-	19,365			-	-	(19,365)	-
Net loss	-	-	-			-	(2,258,650)	(134,365)	(2,393,015)
Balance, December 31, 2018	3,715,444	373	64,756,903	-	-	(202,115)	(57,124,673)	827,037	8,257,525

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Equity (Deficit) (Continued)

Twelve Months Ended December 31, 2019 and 2018

						Accumulated
			Additional	Common		other		Non
	Common Stock		Paid-in	Stock	Subscriptions	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Subcribed	Receivable	Loss	Deficit	Interest	Total

Common stock and warrants issued for:				-	-
Preferred Unit dividend	16,342	1	19,521	-	-	-	(27,795)	-	(8,273)
Share-based compensation	-	-	100,707	-	-	-	-	-	100,707
Foreign currency translation	-	-	-	-	-	37,832	-	-	37,832
Non-controlling interest contributions	-	-	-	-	-	-	-	575,000	575,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(10,804)	(10,804)
Reclassification of Minority Interest	-	-	249,104	-	-	-	-	(249,104)	-
Net loss	-	-	-	-	-	-	(1,873,072)	(115,591)	(1,988,663)
Balance, March 31, 2019	3,731,786	374	65,126,235	-	-	(164,283)	(59,025,540)	1,026,538	6,963,324

Common stock and warrants issued for:
Director fees	104,828	10	252,949	-	-	-	-	-	252,959
Consulting services	36,765	4	117,087	-	-	-	-	-	117,091
Preferred Unit dividend	11,844	1	19,097	-	-	-	(28,003)	-	(8,905)
Accrued interest on note payable	8,800	1	13,839	-	-	-	-	-	13,840
Share-based compensation	45,000	5	8,704	-	-	-	-	-	8,709
Stock issued to settle convertible debt and note payable	3,075,000	308	3,074,692	-	-	-	-	-	3,075,000
Subscriptions pursuant to rights offering, net	-	-	2,614,623	300	(2,694,530)	-	-	-	(79,607)
Foreign currency translation	-	-	-	-	-	(67,827)	-	-	(67,827)
Shareholder payment for short swing	-	-	1,676	-	-	-	-	-	1,676
Non-controlling interest distributions	-	-	-	-	-	-	-	(16,777)	(16,777)
Reclassification of Minority Interest	-	-	(18,699)	-	-	-	-	18,699	-
Net loss	-	-	-	-	-	-	(3,216,799)	(118,867)	(3,335,666)
Balance, June 30, 2019	7,014,023	$703	$71,210,203	$300	$(2,694,530)	$(232,110)	$(62,270,342)	$909,593	$6,923,817

Common stock and warrants issued for:
Preferred Unit dividend	19,387	2	19,006	-	-	-	(28,219)	-	(9,211)
Subscriptions pursuant to rights offering, net	3,009,733	300	(308)	(300)	2,694,530	-	-	-	2,694,222
Share-based compensation	-	-	8,709	-	-	-	-	-	8,709
Stock issued to settle convertible debt and note payable	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	(159,759)	-	-	(159,759)
Non-controlling interest distributions	-	-	-	-	-	-	-	(33,605)	(33,605)
Reclassification of Minority Interest	-	-	(15,598)	-	-	-	-	15,598	-
Net loss	-	-	-	-	-	-	(3,884,741)	(406,544)	(4,291,285)
Balance, September 30, 2019	10,043,143	1,005	71,222,012	-	-	(391,869)	(66,183,302)	485,042	5,132,888

Common stock:
Director fees	89,647	9	83,991	-	-	-	-	-	84,000
Preferred Unit dividend	30,402	3	19,520	-	-	-	(28,221)	-	(8,698)
Accrued interest on note payable	1,600	-	-	-	-	-	-	-	-
Exercise of warrants at reduced price of $0.50	239,555	24	258,144	-	-	-	(105,089)	-	153,079
Share-based compensation	-	-	8,709	-	-	-	-	-	8,709
Stock issued to settle convertible debt and note payable	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	345,432	-	-	345,432
Non-controlling interest distributions	-	-	-	-	-	-	-	(18,002)	(18,002)
Reclassification of Minority Interest	-	-	(86,387)	-	-	-	-	86,387	-
Net loss	-	-	-	-	-	-	(8,751,773)	(97,646)	(8,849,419)
Balance, December 31, 2019	10,404,347	1,041	71,505,989	-	-	(46,437)	(75,068,385)	455,781	(3,152,011)

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(18,465,032)	$(7,199,267)
Net loss from discontinued operations	1,021,674	(171,055)
Net loss from continuing operations	(17,443,358)	(7,370,322)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,842,352	1,816,826
Amortization of operating lease assets	1,701,962	-
Asset impairment charges	9,149,852	1,899,817
Write-off investment in HOA	435,000	-
Common stock and warrants issued for services	24,507	129,767
Stock based compensation	126,829	-
Loss on warrant inducement	105,089
Gain on investments	(21,616)	45,932
Gain on tax settlements	(195,982)	-
Amortization of debt discount and discount on preferred stock	-	893,873
Change in assets and liabilities:
Accounts and other receivables	180,431	114,007
Prepaid and other assets	(152,588)	2,767
Inventory	(68,163)	72,802
Accounts payable and accrued liabilities	2,134,821	2,511,940
Change in amounts payable to related parties	(185,726)	(624)
Deferred income taxes	25,539	(779,359)
Operating lease liabilities	(1,793,197)	-
Deferred revenue	(215,061)	(22,130)
Deferred rent	-	(54,307)
Net cash flows from continuing operating activities	(4,349,309)	(739,011)
Net cash flows from operating activities from discontinued operations	302,759	(370,623)
Net cash flows from operating activities	(4,046,550)	(1,109,634)

Cash flows from investing activities:
Purchase of property and equipment	(472,882)	(1,698,747)
Proceeds from tenant improvement allowances	335,075	-
Cash paid for acquisitions	-	(30,000)
Proceeds from sale of assets	525,872	-
Net cash flows from continuing investing activities	388,065	(1,728,747)
Net cash flow from investing activities from discontinued operations	290,604	(322,284)
Net cash flows from investing activities	678,669	(2,051,031)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	153,055	1,687,184
Proceeds from rights offering, net	2,694,530	-
Loan proceeds	-	-
Loan repayments	-	(270,579)
Distributions to non-controlling interest	(79,188)	(101,163)
Contributions from non-controlling interest	575,000	800,000
Net cash flows from continuing financing activities	3,343,397	2,115,442
Net cash flows from financing activities from discontinued operations	-	33,652
Net cash flows from financing activities	3,343,397	2,115,442
Effect of exchange rate changes on cash	1,390	3,091
Net increase (decrease) in cash and restricted cash	(23,094)	(1,042,132)
Cash and restricted cash, beginning of period	524,111	1,566,243
Cash and restricted cash, end of period	$501,017	$524,111

Supplemental Information:
Cash & Restricted Cash
Cash	$500,681	$523,776
Restricted Cash	336	335
	$501,017	$524,111

See accompanying notes to consolidated financial statements

Chanticleer Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows, continued

	Year Ended
	December 31, 2019	December 31, 2018

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$556,352	$553,898
Income taxes	110,707	40,589

Non-cash investing and financing activities:
Convertible debt settled through issuance of common stock		200,000
Accrued interest settled through issuance of convertible debt		43,345
Preferred stock dividends paid through issuance of common stock	77,144	77,452
Common stock issued for payment of directors fees	444,119	-
Convertible debt and notes payable settled through subscriptions in the rights offering	3,075,000	-
Debt issued to fund acquisitions	-	196,366
Fixed asset additions included in accounts payable and accrued expenses at year end	330,771	510,788
Default interest paid in connection with warrants issued as part of debt modification	-	1,494,999

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

The consolidated financial statements include the accounts of Chanticleer Holdings, Inc. and its subsidiaries presented below (collectively referred to as the “Company”):

Name	Jurisdiction of Incorporation	Percent Owned
CHANTICLEER HOLDINGS, INC.	DE, USA

American Roadside Burgers, Inc.	DE, USA	100%
American Burger Ally, LLC	NC, USA	100%
American Burger Morehead, LLC	NC, USA	100%
American Burger Prosperity, LLC	NC, USA	50%
American Roadside Burgers Smithtown, Inc.	DE, USA	100%
BGR Acquisition, LLC	NC, USA	100%
BGR Franchising, LLC	VA, USA	100%
BGR Operations, LLC	VA, USA	100%
BGR Acquisition 1, LLC	NC, USA	100%
BGR Annapolis, LLC	MD, USA	100%
BGR Arlington, LLC	VA, USA	46%
BGR Columbia, LLC	MD, USA	100%
BGR Michigan Ave, LLC	DC, USA	100%
BGR Mosaic, LLC	VA, USA	100%
BGR Old Keene Mill, LLC	VA, USA	100%
BGR Washingtonian, LLC	MD, USA	46%
Capitol Burger, LLC	MD, USA	100%
BT Burger Acquisition, LLC	NC, USA	100%
BT’s Burgerjoint Rivergate LLC	NC, USA	100%
BT’s Burgerjoint Sun Valley, LLC	NC, USA	100%
LBB Acquisition, LLC	NC, USA	100%
Cuarto LLC	OR, USA	100%
LBB Acquisition 1 LLC	OR, USA	100%
LBB Hassalo LLC	OR, USA	80%
LBB Platform LLC	OR, USA	80%
LBB Capitol Hill LLC	WA, USA	50%
LBB Franchising LLC	NC, USA	100%
LBB Green Lake LLC	OR, USA	50%
LBB Lake Oswego LLC	OR, USA	100%
LBB Magnolia Plaza LLC	NC, USA	50%
LBB Multnomah Village LLC	OR, USA	50%
LBB Progress Ridge LLC	OR, USA	50%
LBB Rea Farms LLC	NC, USA	50%
LBB Wallingford LLC	WA, USA	50%
LBB Downtown PDX LLC	OR, USA	100%
Noveno LLC	OR, USA	100%
Octavo LLC	OR, USA	100%
Primero LLC	OR, USA	100%
Quinto LLC	OR, USA	100%
Segundo LLC	OR, USA	100%
Septimo LLC	OR, USA	100%
Sexto LLC	OR, USA	100%
Jantzen Beach Wings, LLC	OR, USA	100%
Oregon Owl’s Nest, LLC	OR, USA	100%
West End Wings LTD	United Kingdom	100%

All significant inter-company balances and transactions have been eliminated in consolidation.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

As of December 31, 2019, our cash balance was approximately $500,000, our working capital was negative $16.9 million, and we have significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

As we execute our business plan over the next 12 months, we intend to carefully monitor the impact of growth on our working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, or we are unable to refinance our debt obligations or obtain waivers, we may then have to scale back or freeze our organic growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. We may also incur financial penalties or other negative actions from our lenders if we are not able to refinance or otherwise extend or repay our current obligations or obtain waivers. These factors raise substantial doubt about our ability to continue as a going concern.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. The conditions may impact our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

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

RESTAURANT PRE-OPENING and closing EXPENSES

Restaurant pre-opening and closing expenses are non-capital expenditures and are expensed as incurred. Restaurant pre-opening expenses consist of the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period. Restaurant closing expenses consists of the costs related to the closing of a restaurant location and include write-off of property and equipment, lease termination costs and other costs directly related to the closure, and have been treated as an asset impairment charge in the income statement. Pre-opening and closing expenses are expensed as incurred.

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

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of December 31, 2019 and 2018, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

INVENTORIES

Inventories are recorded at the lower of cost (first-in, first-out method) or net realizable value, and consist primarily of restaurant food items, supplies, beverages and merchandise.

LEASES

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases generally have remaining terms of 1-20 years and most include options to extend the leases for additional 5-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years. If the estimate of our reasonably certain lease term was changed, our depreciation and rent expense could differ materially.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt nor committed credit facilities, secured or otherwise, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

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

The Company performed a quantitative assessment and determined that goodwill was partially impaired as of December 31, 2019. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a discounted cash flow model approach and a market approach. The Company evaluates all methods to ensure reasonably consistent results. Additionally, the Company evaluates the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests.

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

Franchise Costs

Intangible assets are recorded for the initial franchise fees for our Hooter’s restaurants. The Company amortizes these amounts over a 20-year period, which is the life of the franchise agreement. The Company also has intangible assets representing the acquisition date fair value of customer contracts acquired in connection with BGR’s franchise business. The Company also amortizes these amounts over its estimated useful life of the related intangible asset and began amortizing the related asset over the weighted average life of the underlying franchise agreements.

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

As of December 31, 2019, and 2018, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

The following table summarizes the number of common shares potentially issuable upon the exercise of certain warrants, convertible notes payable and convertible interest as of December 31, 2019 and 2018, which have been excluded from the calculation of diluted net loss per common share since the effect would be antidilutive.

	December 31, 2019	December 31, 2018
Warrants	3,306,237	3,768,762
Convertible notes	-	300,000
Stock options	32,800	-
Total	3,339,037	4,068,762

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses which are included in restaurant operating expenses and general and administrative expenses in the accompanying consolidated statement of operations, totaled $0.5 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

AMORTIZATION OF DEBT DISCOUNT

The Company has issued various debt with warrants and conversion features for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt. For the years ended December 31, 2019 and 2018, amortization of debt discount was $0 and $1.2 million, respectively.

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

concentration of credit risk

The Company maintains its cash with major financial institutions. Cash held in U.S. bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in the United Kingdom bank accounts. There was approximately $25,000 in uninsured cash balances at December 31, 2019.

RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements at December 31, 2018 and for the period then ended to conform to the current year presentation. The reclassifications had no effect on consolidated net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of ASU 2016-13 did not result in a material change to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. The adoption of ASU 2018-15 did not result in a material change to our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

4. SALE OF ASSETS AND MEMBERSHIP INTERESTS

In October 2019, the Company entered into a sale of business agreement for three of its South Africa Hooters locations. The total purchase price was R5,700,000 (approximately $385,000). The net proceeds received by the Company was approximately $220,000. In December 2019, the Company entered into a sale of business agreement for its two remaining South Africa Hooters locations. The total purchase price was R3,900,000 (approximately $265,000). The net proceeds received by the Company was approximately $130,000.

On November 6, 2019, the Company sold Just Fresh through the sale of 100% of the Company membership interest of JF Restaurants, LLC. The purchase price was $500,000 with $125,000 due at closing and the remaining $375,000 in the form of a promissory note to be paid in full by December 31, 2019. The sale agreement included the assumption of trade payables at the closing date. The Company also entered into a Management Services Agreement whereby the Company will continue to act as the manager of JF Restaurants, LLC until the note is repaid in full. As manager, the Company will be entitled to a management fee of 5% of the monthly net cash flow from the operation of the restaurants. As of December 31, 2019, $149,000 remained outstanding on the note and the Company gave the buyer an extension to pay the remaining balance owed. When the outstanding balance of the note is paid, the Company will distribute to the non-controlling interest holders their portion of the proceeds.

5. DISCONTINUED OPERATIONS

As noted in Note 4, the Company sold Just Fresh and its South Africa Hooters locations in 2019. Because of the sale, the Company has reclassified the operations of Just Fresh and the South Africa Hooters locations to discontinued operations as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations are as follows:

	December 31, 2019	December 31, 2018
Cash	$-	$106,095
Accounts receivable	-	61,884
Note receivable	149,000	-
Inventory	-	143,100
Property, plant and equipment	-	711,569
Operating lease assets	-	-
Goodwill and intangible assets	-	1,369,456
Other assets	-	80,729
Total assets	149,000	2,472,833

Accounts payable and accrued liabilities	435,600	1,210,368
Debt	-	76,909
Total liabilities	435,600	1,287,277

Net Assets of discontinued operations	$(286,600)	$1,185,556

The major line items comprising the loss of discontinued operations are as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Restaurant revenues	$8,203,692	$9,880,237
Expenses:
Administrative expenses	588,368	716,642
Cost of sales	3,067,867	3,586,874
Depreciation and amortization	252,234	346,761
Asset impairment charge	857,357	59,693
Restaurant operating expenses	4,460,078	5,156,041
Other	(538)	(156,829)
	9,225,366	9,709,182
Income (Loss) of discontinued operations	$(1,021,674)	$171,055

6. INVESTMENTS

Investments at cost consist of the following at December 31, 2019 and 2018:

	2019	2018

Chanticleer Investors, LLC	$381,397	$800,000

Chanticleer Investors LLC – The Company invested $800,000 during 2011 and 2012 in exchange for a 22% ownership stake in Chanticleer Investors, LLC, which in turn held a 3% interest in Hooters of America, the operator and franchisor of the Hooters Brand worldwide. As a result, the Company’s effective economic interest in Hooters of America was approximately 0.6%. Effective June 28, 2019, Hooters of America closed on the sale of a controlling interest in the company. The consideration paid in the sale transaction was a combination of cash proceeds and equity in the newly formed company. The Company netted approximately $48,000 in cash upon the transaction and retained a non-controlling interest in the equity of the newly formed company. Based on an analysis of the transaction and the value of the cash received and retained non-controlling interest, the Company concluded that its investment was impaired as of June 30, 2019 and recorded a $435,000 write down of the investment. The Company recorded an approximately $16,000 in preferred return on its investment.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Leasehold improvements	$7,926,789	$5,734,271
Restaurant furniture and equipment	3,032,859	10,391,597
Construction in progress	650	1,015,853
Office and computer equipment	62,304	73,681
Office furniture and fixtures	169,034	76,485
	11,191,636	17,291,887
Accumulated depreciation and amortization	(5,561,146)	(7,535,615)
	$5,630,490	$9,756,272

Depreciation and amortization expense was $1,842,352 and $1,816,826 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, the Company recorded an impairment of Property and Equipment of $1.2 million based on review of ASC 360.

8. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Beginning Balance	$10,564,353	$12,647,806
Impairment	(2,025,720)	(1,191,111)
Reclassification to discontinued operations	-	(716,112)
Foreign currency translation gain (loss)	29,255	(176,230)
Ending Balance	$8,567,888	$10,564,353

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at December 31, 2019 and December 31, 2018:

		December 31, 2019	December 31, 2018
Trademark, Tradenames:
American Roadside Burger	10 years	$1,786,930	$1,786,930
BGR: The Burger Joint	Indefinite	985,996	1,430,000
Little Big Burger	Indefinite	1,550,000	1,550,000
		4,322,926	4,766,930
Acquired Franchise Rights
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters Pacific NW	20 years	74,507	89,507
Hooters UK	5 years	12,917	12,422
		87,424	101,929
Total Intangibles at cost		5,238,107	5,696,616
Accumulated amortization		(1,581,112)	(1,226,801)
Intangible assets, net		$3,656,995	$4,469,815

	Twelve Months Ended
	December 31, 2019	December 31, 2018
Amortization expense	$373,776	$419,642

Management tested its long-lived assets for impairment as of December 31, 2019 comparing each brand’s fair value to its carrying value. That assessment included the assumption that management would continue to hold and generate cash flows over a period of years. Those cash flows were discounted using the income approach and compared to the carrying value of the tradename. Based on the royalty-relief method, management determined there was a tradename/trademark impairment of BGR: The Burger Joint of approximately $440,000.

9. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

	December 31, 2019	December 31, 2018

Notes Payable (a)	$6,000,000	$6,000,000
Notes Payable Paragon Bank (b)	142,746	319,983
Note Payable (c)	-	75,000
Receivables financing facilities (d)	23,958	124,205
Notes Payable (e)	25,580	144,004
Notes Payable (f)	90,408	-
Contractor note - LBB Green Lake (g)	348,269	-

Total debt	6,630,961	6,663,192
Current portion of long-term debt	6,630,961	3,663,192
Long-term debt, less current portion	$-	$3,000,000

For the year ended December 31, 2019 and 2018, amortization of debt discount was $0 and $1,173,190, respectively.

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

The consideration for $6 million loan was allocated between the loan and the warrants based upon the relative fair value of the loan and the warrants. The Company valued the warrants associated with the new debt obligation using the Black-Sholes model, which resulted in the allocation of $1.7 million to additional paid in capital with a corresponding offset to debt discount. In addition, there were $0.3 million in debt origination costs that are also accounted for as an offset to outstanding debt. The resulting debt discount of $2.0 million was amortized to interest expense over the 20-month term of the notes (amount was fully amortized at December 31, 2018).

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

Additionally, the Company lowered the strike price for several classes of warrants to $.50 to allow for warrant holders exercise their warrants in anticipation of the merger contemplated with Sonnet. As of December 31, 2019, there were 307,157 warrants exercised.

(b) The Company has two outstanding term loans with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and maturity date of each loan is as follows:

	Maturity date	Interest rate	Principal balance
Note 1	5/10/2019	5.25%	$-
Note 2	8/10/2021	6.50%	142,746
			$142,746

(c) The Company has a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted company common stock to be paid to the lender each month while the note is outstanding. The Company had a promissory note payable on demand in the amount of $75,000 with 800 shares of restricted company common stock to be paid to the lender each month while the note is outstanding. Effective June 28, 2019, the noteholder converted the outstanding note into subscription rights as part of the Company’s rights offering which expired on June 28, 2019 and closed on July 2, 2019. See additional discussion on the rights offering in Note 13.

(d) During January 2019, in consideration for proceeds of $194,800, the Company agreed to make payments of $585 per day on two separate agreements for 220 days. Lastly, during May 2019, in consideration for proceeds of $99,480, the Company agreed to make payments of $585 per day for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $23,958 at December 31, 2019.

(e) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $25,850 at December 31, 2019.

(f) During September 2019, the Company entered into two merchant capital advances in the amount of $46,000. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements. During October 2019, the Company entered into two additional merchant capital advances in the amount of $84,700. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements. Total outstanding on these advances is $90,408 as of December 31, 2019.

(g) During August 2019, the Company entered into a promissory note to repay the contractor for the build-out of the new Little Big Burger – Green Lake store location. The note is due on January 30, 2020 with a stated interest rate of 12% per year.

The Company’s various loan agreements contain financial and non-financial covenants and provisions providing for cross-default. The evaluation of compliance with these provisions is subject to interpretation and the exercise of judgment.

As of December 31, 2019, management concluded that no conditions exist that represent events of technical default under the 8% non-convertible secured debentures. The default interest that had been accrued previously was written off against the warrants that were issued in the December 2018 amendment to the 8% non-convertible secured debentures. In accordance with the December 2018 amendment, the holders of the 8% non-convertible secured debentures must notify the Company if there is an event of default for the default provisions to be triggered. Conditions may exist whereby the Company has failed a covenant, but the default provisions have not yet been triggered as the Company has not received notice from the noteholders.

10. cONVERTIBLE NOTEs PAYABLE

Convertible Notes payable are summarized as follows:

	December 31, 2019	December 31, 2018
6% Convertible notes payable due June 2018 (a)	$-	$3,000,000
Total Convertible notes payable	-	3,000,000
Current portion of convertible notes payable	-	3,000,000
Convertible notes payable, less current portion	$-	$-

(a) On August 2, 2013, the Company entered into an agreement with seven individual accredited investors, whereby the Company issued separate 6% Secured Subordinate Convertible Notes for a total of $3,000,000 in a private offering and is collateralized by the assets of the Hooters Nottingham restaurant and a subordinate position to all other assets of the Company. In connection with the Company’s agreement to conduct a capital raise in 2016, the lenders agreed to waive existing defaults and extended the original note maturity by eighteen months from December 31, 2016 to June 30, 2018. Effective June 28, 2019, the noteholders converted the outstanding notes into subscription rights as part of the Company’s rights offering which expired on June 28, 2019 and closed on July 2, 2019. See additional discussion on the rights offering in Note 13.

11. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	December 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$4,230,640	$2,381,273
Accrued taxes (VAT, Sales, Payroll, etc.)	3,319,928	3,243,806
Accrued income taxes	(1,906)	61,790
Accrued interest	616,533	489,269
	$8,165,195	$6,176,138

As of December 31, 2019, approximately $2.9 million of employee and employer taxes have been accrued but not remitted to certain taxing authorities by the Company prior to 2019 for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

12. INCOME TAXES

The income tax benefit for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018
Foreign
Current	$48,187	$1,803
Deferred	653,790	18,216
Change in Valuation Allowance	(652,679)	(8,010)
U.S. Federal
Current	-	-
Deferred	(4,683,141)	(1,305,934)
Change in Valuation Allowance	4,662,699	291,721
State & Local
Current	-	-
Deferred	(272,656)	(99,938)
Change in Valuation Allowance	317,526	400,918
	$73,726	$(701,224)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

The benefit for income tax using statutory U.S. federal tax rate of 21% is reconciled to the Company’s effective tax rate as of December 31, 2019 and 2018 is as follows:

	2019	2018
Computed “expected” income tax benefit	$(3,647,623)	$(1,659,103)
State income taxes, net of federal benefit	(367,974)	(99,938)
Noncontrolling interest	185,031	87,389
Prior year true-ups other deferred tax balances	(323,763)	-
Permanent Items	37,480	147,602
Capital loss expiration	-	50,220
Foreign Tax Expense	48,187	1,803
Other	59,421	86,174
Change in valuation allowance	4,082,967	684,629
	$73,726	$(701,224)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for tax purposes. Major components of deferred tax assets at December 31, 2019 and 2018 were:

	2019	2018
Net operating loss carryforwards	$13,689,074	$11,106,000
Fixed assets and intangibles	469,152	-
Section 1231 loss carryforwards	103,230	79,869
Charitable contribution carryforwards	23,731	23,770
Section 163(j) limitation	648,074	479,264
Other	45,801	91,764
Restaurant startup expenses	-	23,369
Accrued expenses	946,040	159,623
Deferred occupancy liabilities	37,044	128,936
Revenue recognition	240,333	243,059
Total deferred tax assets	16,202,479	12,335,654

Property and equipment	-	-
Other asset & liability impairment	-	(122,326)
Investments	(328,825)	(204,863)
Intangibles and Goodwill	-	(432,572)
Total deferred tax liabilities	(328,825)	(759,761)

Net deferred tax assets	15,873,654	11,575,893
Valuation allowance	(15,975,958)	(11,652,658)
	$(102,304)	$(76,765)

As of December 31, 2019 and 2018, the Company has U.S. federal and state net operating loss carryovers of approximately $54,649,000 and $44,919,000 respectively, which will expire at various dates beginning in 2031 through 2036, if not utilized with exception of loss carryovers generated in 2018 and 2019. As a result of TCJA, net operating losses generated in 2018 and beyond have indefinite lives. In accordance with Section 382 of the internal revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations. Quarterly ownership changes for the past 3 years were analyzed and it was determined that there was no change of control as of December 31, 2019.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and December 31, 2018 the change in valuation allowance was approximately $4,082,967 and $927,688, respectively.

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

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of December 31, 2019 and 2018, no interest or penalties were required to be reported.

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

An additional provision of the TJCA is the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During fiscal 2019, the Company incurred $157,000 of additional taxable income as a result of this provision. This increase of taxable income was incorporated into the overall net operating loss and valuation

13. STOCKHOLDERS’ EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both December 31, 2019 and December 31, 2018. The Company had 10,404,347 and 3,715,444 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both December 31, 2019 and December 31, 2018. Beginning in December 2016, the Company conducted a rights offering of units, each unit consisting of one share of 9% Redeemable Series 1 Preferred Stock (“Series 1 Preferred”) and one Series 1 Warrant (“Series 1 Warrant”) to purchase 10 shares of common stock. Holders of the Series 1 Preferred are entitled to receive cumulative dividends out of legally available funds at the rate of 9% of the purchase price per year for a term of seven years, payable quarterly on the last day of March, June, September and December in each year in cash or registered common stock. Shares of common stock issued as dividends will be issued at a 10% discount to the five-day volume weighted average price per share of common stock prior to the date of issuance. Dividends will be paid prior to any dividend to the holders of common stock. The Series 1 Preferred in non-voting and has a liquidation preference of $13.50 per share, equal to its purchase price. Chanticleer is required to redeem the outstanding Series 1 Preferred at the expiration of the seven-year term. The redemption price for any shares of Series 1 Preferred will be an amount equal to the $13.50 purchase price per share plus any accrued but unpaid dividends to the date fixed for redemption.

As of December 31, 2019 and 2018, 62,876 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering.

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

In 2019 the Company conducted a rights offering of units to its stockholders of record to purchase common stock at a subscription price of $1.00 per share. The rights offering was made pursuant to the Company’s effective registration statement on Form S-1 on file with the U.S. Securities and Exchange Commission (the “SEC”) and accompanying prospectus filed with the SEC on June 12, 2019.

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

As of December 31, 2019, the Company had 385,776 restricted and unrestricted stock outstanding on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. Approximately 14,224 shares remained available for grant in the future. The Company issued 15,000 restricted stock units to an employee in 2016 and 30,000 restricted stock units to an employee in 2018. The fair value of the restricted stock was determined using the quoted market value of the Company’s common stock on the date of grant. As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $19,500. That cost is expected to be recognized over a period of one year. The restricted stock units vest over the terms specified in each employees’ agreement. The Company issued 32,800 of stock options to employees in 2019. The stock options were valued on the date of grant using the Black-Scholes model. The stock options vest over the terms specified in each employees’ agreement. There was approximately $16,250 of total unrecognized compensation costs related to options granted as of December 31, 2019. That cost is expected to be recognized over a period of 1.25 years.

A summary of the warrant activity during the years ended December 31, 2019 and 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding December 31, 2017	2,446,615	16.34	2.2
Granted	1,603,214	2.82
Exercised	(100,000)	3.50
Forfeited	(181,067)	50.28
Outstanding December 31, 2018	3,768,762	$9.14	7.1
Granted	-	-	-
Exercised	(307,157)	0.50	-
Forfeited	(155,368)	46.30	-
Outstanding December 31, 2019	3,306,237	6.00	6.8

Exercisable December 31, 2019	3,306,237	$6.00	6.8

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exerciseable Number of Warrants
>$40.00	129,210	0.8	129,210
$30.00-$39.99	8,600	0.5	8,600
$20.00-$29.99	70,450	0.1	70,450
$10.00-$19.99	19,050	4.0	19,050
$0.00-$9.99	3,078,927	7.2	3,078,927
	3,306,237	6.8	3,306,237

14. RELATED PARTY TRANSACTIONS

Due to related parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018

Chanticleer Investors, LLC	$-	$185,726
	$-	$185,726

The amount from Chanticleer Investors LLC was related to cash distributions received from Chanticleer Investors LLC’s interest Hooters of America which was payable to the Company’s co-investors in that investment. The amount was repaid in the third quarter of 2019.

15. SEGMENTS OF BUSINESS

Not Applicable.

16. COMMITMENTS AND CONTINGENCIES

Legal proceedings

On March 26, 2013, our South African operations received Notice of Motion filed in the Kwazulu-Natal High Court, Durban, Republic of South Africa, filed against Rolalor (PTY) LTD (“Rolalor”) and Labyrinth Trading 18 (PTY) LTD (“Labyrinth”) by Jennifer Catherine Mary Shaw (“Shaw”). It was requested that the Respondents, Rolalor and Labyrinth, be wound up in satisfaction of an alleged debt owed in the total amount of R4,082,636 (approximately $480,000). The outcome of the case resulted in the proposed liquidation of Rolalar in which the Company did not object as the entity has no assets. The Company does not expect there to be a material impact as a result of the proceedings, as the South African entities were sold, and the buyers retained any and all liabilities.

No amounts have been accrued as of December 31, 2019 and December 31, 2018 in the accompanying consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of December 31, 2019, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

Leases

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2019
Right-of-use assets	Operating lease assets	$11,668,026

Current lease liabilities	Current operating lease liabilities	3,299,309
Non-current lease liabilities	Long-term operating lease liabilities	14,382,354
		$17,681,663

Lease term and discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (years)	8.19
Weighted average discount rate	10%

The components of lease cost were as follows:

	Classification	Year ended December 31, 2019
Operating lease cost	Restaurant operating expenses and Restaurant pre-opening and closing expenses	$3,806,745
Variable lease cost	Restaurant operating expenses	656,254
		$4,462,999

Supplemental disclosures of cash flow information related to leases were as follows:

Year ended December 31, 2019
Cash paid for operating leases	$3,946,783
Operating lease assets obtained in exchange for operating lease liabilities (1)	19,822,753

(1)	Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2 to the consolidated financial statements.

Maturities of lease liabilities were as follows as of December 31, 2019:

Operating Leases
January 1, 2020 - December 31, 2020	$3,276,865
January 1, 2021 - December 31, 2021	3,231,537
January 1, 2022 - December 31, 2022	3,153,285
January 1, 2023 - December 31, 2023	2,836,188
January 1, 2024 - December 31, 2024	2,754,457
Thereafter	12,407,558
Total lease payments	27,659,890
Less: imputed interest	9,978,227
Present value of lease liabilities	$17,681,663

17. NON-CONTROLLING INTERESTS

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

18. PLAN OF MERGER

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

On February 7, 2020, the Company, Biosub Inc. (“Merger Sub”) and Sonnet BioTherapeutics, Inc. (“Sonnet”) entered into Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”), amending that certain Agreement and Plan of Merger (as so amended, the “Merger Agreement”) dated October 10, 2019, by and among the Company, Merger Sub and Sonnet, pursuant to which the following amendments were made: (i) the phrase “, plus the amount of cash and cash equivalents on the balance sheet of Merger Partner on the Business Day immediately prior to the Effective Time, which amount shall be set forth on a schedule delivered to Public Company on the Business Day prior to the Effective Time” was deleted from the definition of “Merger Partner Valuation” in Section 2.1(c)(vi), and (ii) the phrase “, plus the amount of cash and cash equivalents on the balance sheet of Public Company on the Business Day immediately prior to the Effective Time, which amount shall be set forth on a schedule delivered to Merger Partner on the Business Day prior to the Effective Time” was deleted from the definition of “Public Company Valuation” in Section 2.1(c)(xi).

19. SUBSEQUENT EVENTS

Bridge Financing

On February 7, 2020, Chanticleer entered into a Securities Purchase Agreement for the sale (the “Bridge Financing”) of up to 1,500 shares of a new series of convertible preferred stock of Chanticleer (the “Series 2 Preferred Stock”) with an institutional investor for gross proceeds to Chanticleer of up to $1,500,000 (the “Preferred Securities Purchase Agreement”). The transaction will occur in up to two closings, the first of which, for 1,000 shares, is subject to customary closing conditions and is expected to occur by mid-February2020, and the second of which, for 500 shares, is subject to the additional condition that Chanticleer have received votes sufficient to approve the proposals relating to the Merger Agreement at the special meeting of Chanticleer stockholders to occur on March 24, 2020.

The Series 2 Preferred Stock will have the following designations, rights and preferences, more fully set forth in a Certificate of Designations to be filed with the Secretary of State of Delaware prior to closing of the financing transaction (the “Certificate of Designations”):

Stated Value

Each share of Series 2 Preferred Stock has a stated value if $1,000.

Preferred Return

The investor is guaranteed a return on investment equal to at least 125% of the stated value of the Series 2 Preferred Stock.

True-Up

In the event that the proceeds received by the holder from the sale of all the shares of the common stock, par value $0.0001 per share of Chanticleer (the “Chanticleer Common Stock”) underlying the Series 2 Preferred Stock (“conversion shares”) does not equal at least 125% of the stated value of the Series 2 Preferred Stock, on the first trading day after the six month anniversary of their issuance, the newly created subsidiary of the Company which will hold the current restaurant operations, including all assets and liabilities, of the Company, the equity of which will be distributed out to the stockholders of the Company as contemplated by the Merger Agreement (the “Spin-Off Entity”) shall pay the holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of the conversion shares, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares (“True-Up Payment”).

A segregated cash account will be maintained until the True-Up Payment is paid in full.

The True-Up Payment will be paid by the Spin-Off Entity out of (i) the proceeds from the exercise by Spin-Off Entity of the warrants to purchase shares of the Company’s common stock to be held by the Spin-Off Entity after the consummation of the transactions contemplated by the Merger Agreement (the “merger”) or (ii) the segregated cash account. Nonpayment of the True-Up Payment when it is due will trigger default interest rate of 18% per annum.

Mandatory Redemption

If the merger is not completed within six months of issuance of the Series 2 Preferred Stock, Chanticleer will redeem all the outstanding Series 2 Preferred Stock for 125% of the aggregate stated value of the Series 2 Preferred Stock then outstanding plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations.

Conversion at Option of Holder/ Beneficial Ownership Limitation

The Series 2 Preferred Stock is convertible at the option of holder at the lesser of (i) $1.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day average volume weighted average price of the common, provided the conversion price has a floor of $0.50 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) (the “Floor Conversion Price”). Conversion is subject to a beneficial ownership limitation of 4.99%. This limitation may be increased by the holder up to 9.99%, with 61 days’ notice.

Forced Conversion

Chanticleer may require the holder to convert up to 1,400 shares of Series 2 Preferred Stock upon delivery of notice three days prior to the merger, subject to the beneficial ownership limitation and applicable Nasdaq rules. Shares of Series 2 Preferred Stock that are not converted will automatically be exchanged for an equal number of shares of a series or class of preferred stock of Spin-Off Entity, on substantially the same terms.

No Dividends

No dividends shall be declared or paid on the Series 2 Preferred Stock.

Liquidation Preference

Upon any liquidation, dissolution or winding-up of Chanticleer, the holder shall be entitled to receive out of the assets, whether capital or surplus, an amount equal to 125% of the stated value plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations, for each share of Series 2 Preferred Stock before any distribution or payment shall be made to the holders of Chanticleer Common Stock.

Voting Rights

The holder of Series 2 Preferred Stock shall vote together with the holders of Chanticleer Common Stock as a single class on an as-converted basis on all matters presented to the holders of Chanticleer Common Stock and shall vote as a separate class on all matters presented to the holders of Series 2 Preferred Stock. In addition, without the approval of the holder, Chanticleer will not, (i) except with respect to the transactions contemplated by the Merger Agreement, sell all or substantially all of its assets, merge or consolidate with another entity or voluntarily liquidate or dissolve the corporation, (ii) alter or change the rights, preferences or privileges of the Series 2 Preferred Stock, (iii) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series 2 Preferred Stock, (iv) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holder, (v) increase the number of authorized shares of Series 2 Preferred Stock, (vi) except with respect to the transactions contemplated by the Merger Agreement (including redemption of Series 1 Preferred Stock of Chanticleer at closing of the merger, as contemplated by the Merger Agreement), redeem any shares of capital stock of the company (other than any redemption of securities from officers or employees of the company pursuant to existing contractual arrangements with such officers or employees or in connection with the termination of their employment) or (vii) enter into any agreement with respect to any of the foregoing.

Triggering Events

Breach of Chanticleer’s obligations and other circumstances set forth in the Certificate of Designation will trigger a redemption event.

Anti-Dilution

The Certificate of Designations provides for customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Concurrently with the Preferred Securities Purchase Agreement, the parties entered into a registration rights agreement (the “Preferred Registration Rights Agreement”). Pursuant to the Preferred Registration Rights Agreement, Chanticleer must file a registration statement registering the conversion shares no later than 15 days from the closing of this transaction.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2019. Our management has determined that, as of December 31, 2019, the Company’s disclosure controls and procedures were ineffective.

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

Management’s Evaluation of Internal Control over Financial Reporting. Management evaluated our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2019, our internal control over financial reporting was ineffective.

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiencies in its internal controls over financial reporting:

●	The departure of the Chief Accounting Officer occurred in February 2020. Due to this departure, the Company lacks the necessary segregation of duties, and consequently, the Company lacks the necessary review processes to ensure the accuracy of its financial statements

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of December 31, 2019.

Remediation Plans

We have initiated several steps and plan to continue to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above. While our evaluation of the appropriate remediation plans is still ongoing, we are currently actively recruiting for a Chief Accounting Officer or Controller with significant experience in financial reporting and internal controls.

Additionally, the Company is seeking outside advice from third party consultants to assist in improving the Company’s internal controls, simplify its reporting processes and reduced the risk of undetected errors. These consultants will provide management new internal control mechanisms and formalization of documentation to enhance the effectiveness of its internal controls over financial reporting

Item 9B: Other Information

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

Directors

Name	Age	Position

Frederick L. Glick	54	President

Keith J. Johnson	61	Independent Director

Neil G. Kiefer	67	Independent Director

Russell J. Page	76	Independent Director

Michael D. Pruitt	58	Chairman and Chief Executive Officer

J. Eric Wagoner	68	Independent Director

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

Executive Officers

Name	Age	Position

Michael D. Pruitt	58	Chairman and Chief Executive Officer

Frederick L. Glick	54	President

Patrick Harkleroad	47	Chief Financial Officer

Information regarding Mr. Pruitt and Mr. Glick are included with the director profiles above.

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

ITEM 11. Executive Compensation.

The Compensation Committee of the Board deliberates executive compensation matters to the extent they are not delegated to the Company’s Chief Executive Officer.

Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and President and the next most highly paid executive officers whose compensation exceeded $100,000 (together, the “Named Executive Officers”) for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Michael D. Pruitt (1)	2019	$264,997	-	-	-	$264,997
Chief Executive Officer	2018	$290,522	-	-	-	$290,522

Frederick L. Glick (2)	2019	$247,554	-	-	-	$247,554
President	2018	$31,250	-	-	-	31,250

Patrick Harkleroad (3)	2019	$152,462	-	-	-	$152,462
Chief Financial Officer	2018	$-	-	-	-	$-

(1)	Mr. Pruitt sat on the Hooters of America, LLC board of directors until July 2019. The Company received annual payments of $100,000 from Hooters of America, LLC while Mr. Pruitt served on its board.
(2)	Mr. Glick was appointed to serve as President effective November 16, 2018.
(3)	Mr. Harkleroad was appointed to serve as Chief Financial Officer effective January 21, 2019.

Outstanding Equity Awards at Fiscal Year-End Table

The following table reflects information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of December 31, 2019.

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael D. Pruitt	-	-	-	-	-	-	-	-	-

Frederick L. Glick	-	-	10,000	3.50	11/15/2023			20,000	(1)
	-	-	10,000	4.50	11/15/2023

Patrick Harkleroad	-	-	5,000	3.50	1/6/2024
	-	-	5,000	4.50	1/6/2024

(1)	Restricted stock award units do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.

Director Compensation Table

The following table reflects compensation earned for services performed in 2019 by members of our Board who were not Company employees. A director who is a Company employee, such as Mr. Pruitt, does not receive any compensation for service as a director. The compensation received by Mr. Pruitt as an employee of the Company is shown above in the Summary Compensation Table. We reimburse all directors for expenses incurred in their capacity as directors.

Name	Director Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Total

Keith J. Johnson	$28,000	-	-	$28,000

Neil G. Kiefer	$28,000	-	-	$28,000

Russell J. Page	$28,000	-	-	$28,000

J. Eric Wagoner	$28,000	-	-	$28,000

(1)	Director fees earned in 2019 are accrued and unpaid; these fees will be paid in 2020. This chart reflects Directors as of December 31, 2019.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, the following table sets forth information with respect to beneficial ownership of outstanding common stock as of December 31, 2019 by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the common stock;
●	each of our Named Executive Officers;
●	each of our directors; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within 60 days of the determination date. Unless otherwise indicated, the address for those listed below is c/o Chanticleer Holdings, Inc., 7621 Little Avenue, Suite 414, Charlotte, NC 28226. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying warrants, options or other convertible securities held by such persons that are exercisable within 60 days of December 31, 2019 but excludes shares of common stock underlying warrants, options or other convertible securities held by any other person. The number of shares of common stock issued and outstanding as of December 31, 2019 was 10,404,347. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Michael D. Pruitt (1)	96,835	*
Frederick L. Glick (2)	30,000	*
Patrick Harkleroad (3)	20,000	*
Keith J. Johnson (4)	26,461	*
Neil G. Kiefer (5)	20,787	*
Russell J. Page (6)	25,293	*
J. Eric Wagoner (7)	16,086	*
Directors and Executive Officers as a Group (7 persons)	235,462	2.26%

* less than 1%

(1)	Mr. Pruitt directly holds 17,256 shares of common stock, Class A Warrants exercisable for 16,800 shares of common stock, and Class B Warrants exercisable for 16,800 shares of common stock. Mr. Pruitt’s IRA holds 5,223 shares of common stock and 340 Series 1 Preferred Warrants exercisable for 3,400 shares of common stock. Additionally, Avenel Financial Group, Inc., a corporation controlled by Mr. Pruitt, holds 33,462 shares of common stock, warrants exercisable for 1,500 shares of common stock, Class A Warrants exercisable for 2,394 shares of common stock, and Class B Warrants exercisable for 2,394 shares of common stock.
(2)	Mr. Glick holds 30,000 restricted stock units exercisable for 30,000 shares of common stock, of which 15,000 have vested, and stock options exercisable for 20,000 shares of common stock, of which 15,000 have vested.
(3)	Mr. Harkleroad holds stock options exercisable for 10,000 shares of common stock, of which 3,750 have vested.
(4)	Mr. Johnson directly holds 26,261 shares of common stock, Class A Warrants exercisable for 100 shares of common stock, and Class B Warrants exercisable for 100 shares of common stock.
(5)	Mr. Kiefer directly holds 18,787 shares of common stock and holds 2,000 shares of common stock in an IRA account
(6)	Mr. Page directly holds 25,093 shares of common stock, Class A Warrants exercisable for 100 shares of common stock, and Class B Warrants exercisable for 100 shares of common stock
(7)	Mr. Wagoner directly holds 16,086 shares of common stock.

Equity Compensation Plan Information

The following table provides information with respect to securities authorized for issuance under all the Company’s equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plan approved by security holders	385,776	-	14,224

Equity compensation plan not approved by security holders	-	-	-

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

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

Related Person Transactions

Due to Related Parties

The Company has received non-interest-bearing loans and advances from related parties. The amounts owed by the Company as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018

Chanticleer Investors, LLC	$16,000	$185,726
Total	$16,000	$191,850

The amount from Chanticleer Investors, LLC is related to cash distributions received from Chanticleer Investors, LLC’s interest in Hooters of America which is payable to the Company’s co-investors in that investment.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of the NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Mr. Johnson, Mr. Kiefer, Mr. Page, and Mr. Wagoner, who were directors as of December 31, 2019, are “independent directors” as defined under the rules of the NASDAQ Stock Market.

ITEM 14. Principal Accountant Fees and Services.

For the fiscal year ended December 31, 2019, Cherry Bekaert LLP billed the Company for services rendered as the Company’s independent registered principal accounting firm.

	2019	2018
Audit Fees (1)	$306,200	$286,369
Audit-Related Fees (2)	$7,000	$8,870
Tax Fees (3)	-	-
Other Fees (4)	$45,900	$21,100
Total	$359,100	$316,339

(1)	Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years. Due to the timing of this disclosure, managment provided its best esimate on these fees for 2019.
(2)	Audit-Related Fees. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees.”
(3)	Tax Fees. There were no fees for tax services.
(4)	Other Fees. This category includes other fees for services not included above.

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

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Chanticleer Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at December 31, 2019 and 2018

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018

●	Consolidated Statements of Stockholders’ Equity at December 31, 2019 and 2018

●	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

●	Notes to the Consolidated Financial Statements

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

(b) Exhibits.

See Exhibit Index.

(c) Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2020.

CHANTICLEER HOLDINGS, INC.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

March 18, 2020	Chairman, Chief Executive Officer,	/s/ Michael D. Pruitt
	and Principal Executive Officer	Michael D. Pruitt

March 18, 2020	Chief Financial Officer	/s/ Patrick Harkleroad
Patrick Harkleroad

March 18, 2020	Director	/s/ Russell J. Page
Russell J. Page

March 18, 2020	Director	/s/ Neil Kiefer
Neil Kiefer

March 18, 2020	Director	/s/ J. Eric Wagoner
J. Eric Wagoner

March 18, 2020	Director	/s/ Keith J. Johnson
Keith J. Johnson

March 18, 2020	Director	/s/ Frederick Glick
Frederick Glick

EXHIBIT INDEX

Exhibit	Description

2.2	Amendment No. 1 to Agreement and Plan of Merger, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and Biosub Inc., dated February 7, 2020 (incorporated by reference to Exhibit 2.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507)

3.2	Certificate of Merger, filed May 2, 2005 (Incorporated by reference to Exhibit 2.1 filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

3.3	Certificate of Amendment, filed July 16, 2008 (Incorporated by reference to Exhibit 3.1 filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012)

3.4	Certificate of Amendment, filed March 18, 2011 Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 18, 2011)

3.5	Certificate of Amendment, filed May 23, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2012)

3.6	Certificate of Amendment, filed February 3, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

3.7	Certificate of Amendment, filed October 2, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2014)

3.8	Form of Certificate of Designation of the Series 1 Preferred Stock (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed December 5, 2016)

3.9	Form of Certificate of Designation of the Series 2 Preferred Stock (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

3.8	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

4.2	Form of Unit Certificate dated June 2012 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.3	Form of Warrant for January 2015 Subscription Agreement with $2.50 Exercise Price (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

4.4	Form of 8% Non-Convertible Secured Debenture dated May 4, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-k, filed with the SEC on May 5, 2017)

4.5	Form of Warrant dated May 4, 2017 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

4.6	Amendment to Warrant dated April 7, 2017 by and between Chanticleer Holdings, Inc., and Larry S. Spitcaufsky, Trustee of Larry Spitcaufsky Family Trust UTD 1-19-88 (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K, filed with the SEC on August 9, 2017)

4.7	Form of Warrant dated October 12, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

4.8	Form of Warrant dated May 3, 2018 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as amended, dated May 8, 2018)

4.9	Registration Rights Agreement, dated February 7, 2020, by and between Chanticleer Holdings, Inc. and the Purchaser named therein (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

4.10	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

4.11	Registration Rights Agreement, dated February 7. 2020, by and among Chanticleer Holdings, Inc. and certain investors named therein (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

10.1	Form of Franchise Agreement between the Company and Hooters of America, LLC (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

10.2*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

10.3	Amendment to 6% Secured Subordinated Convertible Note by and between the Company and certain note holder (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2017).

10.4	Securities Purchase Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.5	Security Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.6	Subsidiary Guarantee dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.7	Form of Officer and Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 30, 2017)

10.8	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated August 12, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

10.9	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated May 3, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as amended, dated May 8, 2018)

10.10*	Employment Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick (incorporated by reference to Exhibit 10.40 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.11*	Restricted Stock Unit Award Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick (incorporated by reference to Exhibit 10.41 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.12*	Incentive Stock Option Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick (incorporated by reference to Exhibit 10.42 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.13	Amendment to 8% Secured Debentures by and between the Company and Debenture Holders (incorporated by reference to Exhibit 10.43 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.14	Lease Agreement between Redus NC Commercial, LLC and Chanticleer Holdings, Inc. dated June 1, 2014, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed with the SEC on November 14, 2019).

10.15*	Employment Agreement dated January 7, 2019 by and between Patrick Harkleroad and the Company (incorporated by reference to Exhibit 10.44 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.16	Securities Purchase Agreement, dated as of February 7, 2020, by and between Chanticleer Holdings, Inc. and the Purchaser party thereto (incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

10.17	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

10.18	Side Letter and Amendment No. 2 to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS, Sonnet BioTherapeutics, Inc. and Chanticleer Holdings, Inc., dated February 7, 2020.

10.9	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

21	Subsidiaries of the Company+

23.1	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm+

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Periodic Report by Patrick Harkleroad, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Periodic Report by Patrick Harkleroad, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

