Form 10-K/A
period 2019-12-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2020-04-22
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission File Number 001-35570

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Overlook Center, Suite 102

Princeton, New Jersey 08540

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (609) 375-2227

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	SONN	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 477,037 shares of common stock issued and outstanding as of March 16, 2020.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Sonnet BioTherapeutics Holdings, Inc. for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 19, 2020 (the “Original Form 10-K”) is being filed only for the purpose of filing Exhibit 4.12, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

	By:	/s/ Pankaj Mohan
Pankaj Mohan, Chairman, President a
Dated April 22, 2020		and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

2.2	Amendment No. 1 to Agreement and Plan of Merger, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and Biosub Inc., dated February 7, 2020 (incorporated by reference to Exhibit 2.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

3.1	Certificate of Incorporation (Incorporated by reference to the Exhibit 3.1.A to our Registration Statement on Form 10SB-12G, filed with the SEC on February 15, 2000 (File No. 000-29507)

3.2	Certificate of Merger, filed May 2, 2005 (Incorporated by reference to Exhibit 2.1 filed with our Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2011)

3.3	Certificate of Amendment, filed July 16, 2008 (Incorporated by reference to Exhibit 3.1 filed with our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on February 3, 2012)

3.4	Certificate of Amendment, filed March 18, 2011 Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on March 18, 2011)

3.5	Certificate of Amendment, filed May 23, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2012)

3.6	Certificate of Amendment, filed February 3, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

3.7	Certificate of Amendment, filed October 2, 2014 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on October 2, 2014)

3.8	Form of Certificate of Designation of the Series 1 Preferred Stock (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-214319, as filed December 5, 2016)

3.9	Form of Certificate of Designation of the Series 2 Preferred Stock (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

3.8	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

4.2	Form of Unit Certificate dated June 2012 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A (Registration No. 333-178307), filed with the SEC on May 30, 2012)

4.3	Form of Warrant for January 2015 Subscription Agreement with $2.50 Exercise Price (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K/A, filed with the SEC on January 9, 2015)

4.4	Form of 8% Non-Convertible Secured Debenture dated May 4, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-k, filed with the SEC on May 5, 2017)

4.5	Form of Warrant dated May 4, 2017 (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

4.6	Amendment to Warrant dated April 7, 2017 by and between Chanticleer Holdings, Inc., and Larry S. Spitcaufsky, Trustee of Larry Spitcaufsky Family Trust UTD 1-19-88 (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K, filed with the SEC on August 9, 2017)

4.7	Form of Warrant dated October 12, 2017 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

4.8	Form of Warrant dated May 3, 2018 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as amended, dated May 8, 2018)

4.9	Registration Rights Agreement, dated February 7, 2020, by and between Chanticleer Holdings, Inc. and the Purchaser named therein (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

4.10	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

4.11	Registration Rights Agreement, dated February 7. 2020, by and among Chanticleer Holdings, Inc. and certain investors named therein (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

4.12	Description of Capital Stock

10.1	Form of Franchise Agreement between the Company and Hooters of America, LLC (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011)

10.2*	Chanticleer Holdings, Inc. 2014 Stock Incentive Plan effective February 3, 2014 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 4, 2014)

10.3	Amendment to 6% Secured Subordinated Convertible Note by and between the Company and certain note holder (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed with the SEC on March 31, 2017).

10.4	Securities Purchase Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.5	Security Agreement by and between the Company and certain accredited investors dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.6	Subsidiary Guarantee dated May 4, 2017 (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017)

10.7	Form of Officer and Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on August 30, 2017)

10.8	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated August 12, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed with the SEC on October 13, 2017)

10.9	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated May 3, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as amended, dated May 8, 2018)

10.10*	Employment Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick (incorporated by reference to Exhibit 10.40 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.11*	Restricted Stock Unit Award Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick (incorporated by reference to Exhibit 10.41 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.12*	Incentive Stock Option Agreement dated November 16, 2018 by and between the Company and Frederick L. Glick (incorporated by reference to Exhibit 10.42 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.13	Amendment to 8% Secured Debentures by and between the Company and Debenture Holders (incorporated by reference to Exhibit 10.43 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.14	Lease Agreement between Redus NC Commercial, LLC and Chanticleer Holdings, Inc. dated June 1, 2014, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on 10-Q, filed with the SEC on November 14, 2019).

10.15*	Employment Agreement dated January 7, 2019 by and between Patrick Harkleroad and the Company (incorporated by reference to Exhibit 10.44 to our Annual Report on 10-K, filed with the SEC on April 1, 2019).

10.16	Securities Purchase Agreement, dated as of February 7, 2020, by and between Chanticleer Holdings, Inc. and the Purchaser party thereto (incorporated by reference to Exhibit 10.63 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

10.17	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020)

10.18	Side Letter and Amendment No. 2 to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS, Sonnet BioTherapeutics, Inc. and Chanticleer Holdings, Inc., dated February 7, 2020.

10.9	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

21	Subsidiaries of the Company+

23.1	Consent of Cherry Bekaert LLP, Independent Registered Public Accounting Firm+

31.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Periodic Report by Patrick Harkleroad, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.3	Certification of Periodic Report by Pankaj Mohan, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Periodic Report by Jay Cross, as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Michael D. Pruitt, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Periodic Report by Patrick Harkleroad, as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

* Indicates a management contract or compensatory plan or arrangement

+ Previously filed or furnished, as applicable, with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-35570), filed with the Commission on March 19, 2020.

Our SEC file number reference for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 001-35570. Prior to June 7, 2012, our SEC file number reference was 000-29507.