Form 10-Q
period 2020-03-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2020-05-18
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

Commission File Number 001-35570

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Overlook Center, Suite 102, Princeton, NJ 08540

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 9,200,176 shares of common stock, par value $0.0001 of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of May 12, 2020.

EXPLANATORY NOTE

This Quarterly Report is filed by Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our,” or the “Company”), formerly known as Chanticleer Holdings, Inc. As of and for the period ending March 31, 2020, the Company was in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. As reported in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2020 and as discussed in more detail in this Quarterly Report, on April 1, 2020, the Company completed its merger transaction with Sonnet BioTherapeutics, Inc. (“Sonnet Sub”), pursuant to which Sonnet Sub became a wholly-owned subsidiary of the Company (the “Merger”). On April 1, 2020, in connection with the Merger, the Company changed its name to “Sonnet BioTherapeutics Holdings, Inc.”

The Merger was treated by the Company as a reverse merger and accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For accounting purposes, Sonnet Sub is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with and prior to the Merger, the Company contributed and transferred to Amergent Hospitality Group, Inc. (“Amergent”), a newly formed, wholly owned subsidiary of the Company, all of the assets and liabilities relating to the Company’s restaurant business. On March 16, 2020, the board of directors of the Company declared a dividend with respect to the shares of the Company common stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock held by the Company for each outstanding share of the Company common stock. The dividend was paid to the stockholders of the Company on April 1, 2020 immediately prior to the Merger. The dividend, which together with the contribution and transfer of the Company’s restaurant business described above, is referred to as the “Spin-Off.” Prior to the Spin-Off, Amergent engaged in no business or operations.

As a result of the Spin-Off and the Merger, since April 1, 2020 the Company has operated through Sonnet Sub and its direct and indirect subsidiaries and the ongoing business of the Company is the Sonnet Sub business. Sonnet Sub is a clinical-stage biopharmaceutical company with a proprietary technology for developing novel biologic medicines we refer to as FHAB™ (Fully Human Albumin Binding). FHAB utilizes a fully human single chain antibody fragment (scFv) linked to either one or two therapeutic molecules capable of affecting single- or bi-specific mechanisms of action.

In addition, in connection with and prior to the Merger, on April 1, 2020, Sonnet Sub completed its acquisition of the global development rights for Atexakin Alfa (low dose formulation of Interleukin-6, IL-6, now “SON-080”) from Relief Therapeutics Holding SA (“Relief Holding”) through its acquisition of Relief Holding’s wholly-owned subsidiary, Relief Therapeutics SA (“Relief”), in exchange for the issuance to Relief Holding of shares of Sonnet Sub common stock that converted into an aggregate of 757,933 shares of Company common stock in the Merger.

Concurrently with the filing of this Quarterly Report, the Company is filing a Current Report on Form 8-K which includes financial statements of Sonnet Sub as of and for the three months and six months ended March 31, 2020, financial statements of Relief as of and for the three months ended March 31, 2020 and certain pro forma financial information. This Quarterly Report should be read in conjunction with the information in the Form 8-K.

Accordingly, the financial condition and results of operations of the Company for the periods presented in this Quarterly Report bear no relationship to the business, financial condition and results of operations of Sonnet Sub and are not indicative of the business, financial condition and results of operations of the Company for any future period. The Company’s future business, financial condition and results of operations will reflect the business, financial condition and results of operations of Sonnet Sub and its consolidated subsidiaries.

2

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Part I

Item 1: Financial Statements

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$548,930	$500,681
Restricted cash	336	336
Accounts and other receivables, net	63,050	131,887
Inventories	271,533	287,111
Prepaid expenses and other current assets	933,804	249,579

TOTAL CURRENT ASSETS	1,817,653	1,169,594
Property and equipment, net	5,325,071	5,630,490
Operating lease assets	11,256,497	11,668,026
Goodwill	8,513,342	8,567,888
Intangible assets, net	3,565,165	3,656,995
Investments	389,595	381,397
Deposits and other assets	302,701	309,462
Assets of discontinued operations	149,000	149,000
TOTAL ASSETS	$31,319,024	$31,532,852

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,847,939	$8,165,195
Current maturities of long-term debt and notes payable	6,348,124	6,630,961
Current operating lease liabilities	3,183,302	3,299,309
Derivative Liability	826,000	-
TOTAL CURRENT LIABILITIES	18,205,365	18,095,465

Redeemable preferred stock Series 1: no par value, 62,876 shares issued and outstanding, net of discount of $130,436 and $139,131, respectively	718,390	709,695

Long-term operating lease liabilities	14,064,517	14,382,354
Deferred revenue	935,402	959,445
Deferred tax liabilities	102,305	102,304
Liabilities of discontinued operations	247,600	435,600
TOTAL LIABILITIES	34,273,579	34,684,863

Commitments and contingencies (see Note 11)

Convertible Preferred Stock: Series 2: $1,000 stated value; authorized 1,500 shares; 787 issued and outstanding	459,608	-

Stockholders’ Deficit:
Common stock: $0.0001 par value; authorized 45,000,000 shares; issued and outstanding 549,336 and 400,167 shares, respectively	1,434	1,041
Additional paid in capital	73,470,624	71,505,989
Accumulated deficit	(77,343,539)	(75,068,385)
Accumulated other comprehensive loss	(127,506)	(46,437)
Total Sonnet BioTherapeutics Holdings, Inc., Stockholders’ Equity	(3,998,987)	(3,607,792)
Non-Controlling Interests	584,824	455,781
TOTAL STOCKHOLDERS’ DEFICIT	(3,414,163)	(3,152,011)
TOTAL LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ DEFICIT	$31,319,024	$31,532,852

See accompanying notes to condensed consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Restaurant sales, net	$5,491,457	$7,549,846
Gaming income, net	99,749	116,085
Management fee income	-	25,000
Franchise income	90,032	146,657
Total revenue	5,681,238	7,837,588
Expenses:
Restaurant cost of sales	1,797,770	2,422,075
Restaurant operating expenses	3,625,844	5,151,483
Restaurant pre-opening and closing expenses	20,730	69,175
General and administrative expenses	1,175,153	1,338,881
Asset impairment charge	-	91,491
Depreciation and amortization	415,831	459,357
Total expenses	7,035,328	9,532,462
Operating loss	(1,354,090)	(1,694,874)
Other expense
Interest expense	(162,988)	(208,223)
Loss on change in fair value of derivative liability	(297,000)	-
Other income (expense)	17,876	(19,431)
Total other expense	(442,112)	(227,654)
Loss before income taxes	(1,796,202)	(1,922,528)
Income tax benefit (expense)	3,676	(50,581)
Loss from continuing operations	(1,792,526)	(1,973,109)
Discontinued operations
Loss from discontinued operations, net of tax	-	(15,554)
Consolidated net loss	(1,792,526)	(1,988,663)
Less: Net (income) loss attributable to non-controlling interests	(129,043)	115,591
Net loss attributable to Sonnet BioTherapeutics Holdings, Inc.	$(1,921,569)	$(1,873,072)
Dividends on redeemable preferred stock	(28,219)	(27,794)
Net loss attributable to common shareholders of Sonnet BioTherapeutics Holdings, Inc.	$(1,949,788)	$(1,900,866)

Net loss attributable to Sonnet BioTherapeutics Holdings, Inc. per common share, basic and diluted:	$(4.26)	$(13.28)
Weighted average shares outstanding, basic and diluted	458,065	143,132

See accompanying notes to condensed consolidated financial statements

5

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Net loss attributable to Sonnet BioTherapeutics Holdings, Inc.	$(1,921,569)	$(1,873,072)
Foreign currency translation gain / (loss)	(81,069)	37,832
Total other comprehensive income	(81,069)	37,832
Comprehensive loss	$(2,002,638)	$(1,835,240)

See accompanying notes to condensed consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Unaudited)

Three Months Ended March 31, 2020 and 2019

	(Temporary Equity)					Accumulated
	Preferred Series 2		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance, December 31, 2018	-	-	142,902	373	64,756,903	(202,115)	(57,124,673)	827,037	8,257,525

Common stock and warrants issued for:
Series 1 Preferred Unit dividend	-	-	628	1	19,521	-	(27,795)	-	(8,273)
Share-based compensation	-	-	-	-	100,707	-	-	-	100,707
Foreign currency translation	-	-	-	-	-	37,832	-	-	37,832
Non-controlling interest contributions	-	-	-	-	-	-	-	575,000	575,000
Non-controlling interest distributions	-	-	-	-	-	-	-	(10,804)	(10,804)
Reclassification of Minority Interest	-	-	-	-	249,104	-	-	(249,104)	-
Net loss	-	-	-	-	-	-	(1,873,072)	(115,591)	(1,988,663)
Balance, March 31, 2019	-	-	143,530	374	65,126,235	(164,283)	(59,025,540)	1,026,538	6,963,324

Balance, December 31, 2019	-	-	400,167	1,041	71,505,989	(46,437)	(75,068,385)	455,781	(3,152,011)
Common stock:
Series 1 Preferred Unit dividend			1,443	4	19,519	-	(28,219)	-	(8,696)
Exercise of warrants			92,847	246	1,528,867	-	(325,366)	-	1,203,747
Preferred Shares - Series 2			-	-	-	-	-	-	-
Issuance of shares, net of transaction costs of $95,000	1,500	1,405,000	-	-	-	-	-	-	-
Bifurcation of derivative liability	-	(529,000)	-	-	-	-	-	-	-
Beneficial conversion feature	-	(729,000)	-	-	729,000	-	-	-	729,000
Preferred stock deemed dividend	-	729,000	-	-	(729,000)	-	-	-	(729,000)
Conversion of Series 2 preferred to common	(713)	(416,392)	54,879	143	416,249	-	-	-	416,392
Foreign currency translation	-	-	-	-	-	(81,069)	-	-	(81,069)
Non-controlling interest distributions	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(1,921,569)	129,043	(1,792,526)
Balance, March 31, 2020	787	459,608	549,336	1,434	73,470,624	(127,506)	(77,343,539)	584,824	(3,414,163)

See accompanying notes to condensed consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(1,792,526)	$(1,973,109)
Net loss from discontinued operations	-	(15,554)
Net loss from continuing operations	(1,792,526)	(1,988,663)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	415,831	542,401
Amortization of operating lease assets	411,529	461,009
Asset impairment charge	-	91,491
Stock based compensation	28,000	100,707
Gain on investments	(8,198)	(4,270)
Amortization of debt discount and discount on preferred stock	-	8,695
Deferred income taxes	-	43,150
Derivative liabilities	297,000	-
Change in assets and liabilities:		-
Accounts and other receivables	68,339	(142,296)
Prepaid and other assets	(683,972)	(20,546)
Inventories	12,807	44,275
Accounts payable and accrued expenses	(195,975)	739,787
Operating lease liabilities	(433,844)	(463,279)
Deferred revenue	(24,043)	(58,932)
Net cash flows from operating activities	(1,905,052)	(646,471)

Cash flows from investing activities:
Purchase of property and equipment	(19,713)	(334,630)
Proceeds from tenant improvement allowances	-	141,860
Proceeds from sale of assets	-	173,977
Net cash flows from investing activities	(19,713)	(18,793)

Cash flows from financing activities:
Proceeds from Series 2 Preferred	1,405,000	-
Proceeds from warrant exercises	885,046	-
Loan proceeds	414,400	32,669
Loan repayments	(697,237)
Distributions to non-controlling interest	-	(10,804)
Contributions from non-controlling interest	-	575,000
Net cash flows from financing activities	2,007,209	596,865
Effect of exchange rate changes on cash	(34,195)	282
Net increase (decrease) in cash and restricted cash	48,249	(68,117)
Cash and restricted cash, beginning of period	501,017	630,206
Cash and restricted cash, end of period	$549,266	$562,089

See accompanying notes to condensed consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Supplemental cash flow information:
Cash paid for interest and income taxes:
Interest	$46,899	$160,771
Income taxes	$-	$68,303

Non-cash investing and financing activities:
Preferred stock dividends paid through issuance of common stock	$19,523	$19,523
Bifurcation of derivative liability from Preferred Stock – Series 2	$529,000	$-
Conversion of Preferred Stock – Series 2 to common stock	$416,392	$-
Accrued interest paid through warrant exercise	$318,700	$-

See accompanying notes to condensed consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business

Organization, MERGER, SPIN-OFF, REVERSE SPLIT

As of and for the period ending March 31, 2020, Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our,” or the “Company”), formerly known as Chanticleer Holdings, Inc., was in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. The Company was organized October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc.

Merger

On April 1, 2020, the Company completed its merger transaction with Sonnet BioTherapeutics Holdings, Inc. (“Sonnet Sub”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019, among the Company, Biosub Inc. (“Merger Sub”), and Sonnet Sub, as amended by Amendment No. 1 thereto, dated as of February 7, 2020 (as so amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet Sub, with Sonnet Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). On April 1, 2020, in connection with the Merger, the Company changed its name to “Sonnet BioTherapeutics Holdings, Inc.”

In addition, in connection with and prior to the Merger, on April 1, 2020, Sonnet Sub completed its acquisition of the global development rights for Atexakin Alfa (low dose formulation of Interleukin-6, IL-6, now “SON-080”) from Relief Therapeutics Holding SA (“Relief Holding”) through its acquisition of Relief Holding’s wholly-owned subsidiary, Relief Therapeutics SA (“Relief”), in exchange for the issuance to Relief Holding of shares of Sonnet Sub common stock that converted into an aggregate of 757,933 shares of Company common stock in the Merger.

The Merger was treated by the Company as a reverse merger and accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For accounting purposes, Sonnet Sub is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Spin-Off

In connection with and prior to the Merger, the Company contributed and transferred to Amergent Hospitality Group, Inc. (“Amergent”), a newly formed, wholly owned subsidiary of the Company, all of the assets and liabilities relating to the Company’s restaurant business. On March 16, 2020, the board of directors of the Company declared a dividend with respect to the shares of the Company common stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock held by the Company for each outstanding share of the Company common stock. The dividend, which together with the contribution and transfer of the Company’s restaurant business described above, is referred to as the “Spin-Off.” Prior to the Spin-Off, Amergent engaged in no business or operations.

The Spin-Off of Amergent to the stockholders of record on March 26, 2020 occurred prior to the Merger on April 1, 2020 (“Spin-Off Date”). As a result of the Spin-Off, Amergent emerges as successor to the business, operations, assets and liabilities of pre-merger Chanticleer. Additionally, Amergent’s shareholder base and their holdings (on a pro-rata basis) are substantially identical to that of pre-merger Chanticleer.

Since all of the Company’s then current restaurant business operations were contributed to Amergent and the stockholders of record received the same pro-rata ownership in Amergent as in the Company, the Spin-Off is expected to be recognized by Amergent at the carrying value of the assets and liabilities contributed to by the Company on the Spin-Off Date.

In connection with the Merger on April 1, 2020 Amergent received proceeds from Sonnet of $6,000,000 as well as warrants to purchase 2% of the outstanding shares of Sonnet common stock for $0.01 per share. Amergent simultaneously entered into agreements to refinance a note payable and issue warrants to the note holder. See Note 12 for additional information.

As a result of the Spin-Off and the Merger, since April 1, 2020 the Company has operated through Sonnet Sub and its direct and indirect subsidiaries and the ongoing business of the Company is the Sonnet Sub business. Sonnet Sub is a clinical-stage biopharmaceutical company with a proprietary technology for developing novel biologic medicines we refer to as FHAB™ (Fully Human Albumin Binding). FHAB utilizes a fully human single chain antibody fragment (scFv) linked to either one or two therapeutic molecules capable of affecting single- or bi-specific mechanisms of action. Accordingly, the business, financial condition and results of operations of the Company for the periods presented are not indicative of the business, financial condition and results of operations of the Company for any future period. The Company’s future business, financial condition and results of operations will reflect the financial condition and results of operations of Sonnet Sub and its consolidated subsidiaries.

Reverse Split

On April 1, 2020 in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-26 reverse split (the “Reverse Split”) of its outstanding shares of common stock, par value $0.0001 per share. All shares and per share information referenced throughout the condensed consolidated financial statements and footnotes have been retrospectively adjusted to reflect the reverse stock split.

The consolidated financial statements include the accounts of Sonnet BioTherapeutics Holdings, Inc. and its subsidiaries.

2020 Bridge Financing

On February 7, 2020, the Company entered into a Securities Purchase Agreement for the sale (the “Bridge Financing”) of up to 1,500 shares of a new series of convertible preferred stock of the Company (the “Series 2 Preferred Stock”) with an institutional investor for gross proceeds to the Company of up to $1,500,000 (the “Preferred Securities Purchase Agreement”). The transaction occurred in two closings, the first of which, for 1,000 shares, occurred in mid-February 2020, and the second of which, for 500 shares, occurred in March 2020. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 54,879 shares of common stock. In connection with the Merger, all outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent.

GENERAL

The accompanying condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. The results of operations for the three-month periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 19 2020. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern of Restaurant Operations (Amergent as of April 1, 2020)

As of March 31, 2020, the Company’s cash balance was approximately $550,000, its working capital was negative $16.4 million, and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The Company has been impacted due to restrictions placed on them by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact, however there can be no certainty regarding the length and severity of the outbreak and such its ultimate financial impact on the restaurant operations.

As a result of the Merger and Spin-Off on April 1, 2020, Amergent, the successor to the restaurant operations, received $6,000,000 in cash and warrants to purchase 186,161 shares of the Company’s common stock as well as paid down and refinanced certain debt obligations. Even considering the additional liquidity on April 1, 2020, there can be no assurances that Amergent will not need to seek additional debt or equity funding or that such funding would be available at commercially reasonable terms, if at all.

As Amergent executes its business plan over the next 12 months, it intends to carefully monitor the impact of growth on its working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, Amergent may then have to scale back or freeze its growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage its liquidity and capital resources.

The Company’s current operating losses, combined with its working capital deficit and uncertainties regarding the impact of COVID-19 raise substantial doubt about our ability to continue as a going concern.

Liquidity, Capital Resources and Going Concern of Biotechnology Business

As a result of the Merger, the Spin-Off and the transactions related thereto occurring on or about April 1, 2020, the Company operates Sonnet Sub’s biotechnology business, and for accounting purposes, Sonnet Sub is considered to have acquired the Company. Sonnet Sub has incurred recurring losses and negative cash flows from operations activities since its inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates.

As of and subsequent to the Merger, the Company will require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with Covid-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future operations.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 19, 2020 that would have had a significant impact on these condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments, deferred tax asset valuation allowances, valuing derivatives, options and warrants using the Binomial Lattice and Black-Scholes models, intangible asset valuations and useful lives, depreciation and uncollectible accounts and reserves. Actual results could differ from those estimates.

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

Management Fee Income

The Company received revenue from management fees from certain non-affiliated companies in 2019, including from managing its investment in Hooters of America which are generally earned and recognized over the performance period.

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

ACCOUNTS AND OTHER RECEIVABLES

The Company monitors its exposure for credit losses on its receivable balances and the credit worthiness of its receivables on an ongoing basis and records related allowances for doubtful accounts. Allowances are estimated based upon specific customer and other balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical experience. The majority of the Company’s accounts are from customer credit card transactions with minimal historical credit risk. As of March 31, 2020, the Company has not recorded an allowance for doubtful accounts. If circumstances related to specific customers change, estimates of the recoverability of receivables could also change.

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

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. We estimated this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

fair value of financial instruments

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. U.S. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. The table below reflects the level of the inputs used in the Company’s fair value calculations:

	Quoted Prices in	Significant	Significant	Total
	Active Markets	Observable	Unobservable	Fair
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value
March 31, 2020
Derivative Liability - Make Whole Provision of Preferred Equity Series 2	$-	$-	$826,000	$826,000

Inputs used in the Company’s Level 3 calculation of fair value include the assumed dividend rate on the Company’s common stock, risk-free interest rates and stock price volatility, all of which are further discussed in Note 10.

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

Long-lived Assets

Long-lived assets, such as property and equipment, operating lease assets, and purchased intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

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

During the three months ended March 31, 2020 the Company determined that triggering events occurred related to the COVID-19 outbreak required management to review the Company’s long-lived assets for impairment. Based on the analysis performed management determined that no impairments were required for long-lived asset during the three months ended March 31, 2020.

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

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This pandemic has caused a triggering event under accounting standards and as a result, the Company has tested Goodwill for impairment as of March 31, 2020.

When evaluating goodwill for impairment based on the COVID-19 pandemic, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. The Company’s decision to perform a qualitative impairment assessment is influenced by a number of factors, including the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, the amount of time in between quantitative fair value assessments, and the price of our common stock.

The Company performed a quantitative assessment and determined that goodwill was not impaired as of March 31, 2020 due to the excess goodwill and the best judgement of management for the future of the units are not defined based on information known at the time of the assessment. Step one of the impairment test is based upon a comparison of the carrying value of net assets, including goodwill balances, to the fair value of net assets. Fair value is measured using a discounted cash flow model approach. The Company reviewed and conservatively adjusted the revenues for the remaining portion of 2020, as well as adjusted the ongoing operating cost structure to reflect management’s best estimate of the performance of the Company for the remaining portion of 2020. Then, the Company reviewed the projected performance of the business into 2021 and beyond. Additionally, the Company evaluated the key input factors in the models used to determine whether a moderate change in any input factor or combination of factors would significantly change the results of the tests. As a result of this impairment test the Company determined that the fair value of the reporting unit over book value was in excess of $2.4 million.

InTANGIBLE ASSETS

Trade Name/Trademark

The fair value of trade name/trademarks are estimated and compared to the carrying value. The Company estimates the fair value of trademarks using the relief-from-royalty method, which requires assumptions related to projected sales from its annual long-range plan; assumed royalty rates that could be payable if the Company did not own the trademarks; and a discount rate. Certain of the Company’s trade name/trademarks have been determined to have a definite-lived life and are being amortized on a straight-line basis over estimated useful lives of 10 years. The amortization expense of these definite-lived intangibles is included in depreciation and amortization in the Company’s condensed consolidated statement of operations and comprehensive loss. Certain of the Company’s trade name/trademarks have been classified as indefinite-lived intangible assets and are not amortized, but instead are reviewed for impairment at least annually or more frequently if indicators of impairment exist.

As discussed in Note 1, in March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This pandemic has caused a triggering event under accounting standards and as a result, the Company has tested for Tradename/Trademark for impairment as of March 31, 2020. The Company performed a qualitative assessment and determined that Tradename/Trademark was not impaired as of March 31, 2020 due to the excess Tradename/Trademark and the best judgement of management for the future of the units based on information known at the time of the assessment.

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

As of March 31, 2020, and 2019, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

LOSS PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of shares outstanding and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all diluted shares outstanding. Due to the exercise of all warrants before March 31, 2020, the weighted average number of shares were 458,065, and total shares outstanding are 549,336.

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

Upon adoption of Leases (Topic 842), the Company recorded operating lease right-of-use assets and operating lease liabilities and derecognized deferred rent liabilities (including unamortized tenant improvement allowances) and favorable/unfavorable lease assets and liabilities upon transition. Upon adoption, the Company recorded operating lease liabilities of approximately $22.1 million based on the present value of the remaining rental payments using discount rates as of the effective date. In addition, the Company recorded corresponding operating lease right-of-use assets of approximately $19.8 million, calculated as the initial amount of the Company’s operating lease liabilities adjusted for deferred rent (including unamortized tenant improvement allowances) and unamortized favorable/unfavorable lease assets and lease liabilities. As of March 31, 2020, the Company maintained an operating lease right-of-use assets of approximately $11.3 million, and operating lease liabilities (current and long-term) of approximately $17.2 million.

3. DISCONTINUED OPERATIONS

The Company sold Just Fresh and its South Africa Hooters locations in 2019. Because of the sale, the Company has reclassified the operations of Just Fresh and the South Africa Hooters locations to discontinued operations as of March 31, 2020 and 2019 and for the years ended December 31, 2019.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations are as follows:

	(Unaudited)
	Three Months	Year Ended
	March 31, 2020	December 31, 2019
Note receivable	$149,000	$149,000
Total assets	149,000	149,000

Accounts payable and accrued liabilities	247,600	435,600
Total liabilities	247,600	435,600

Net Assets of discontinued operations	$(98,600)	$(286,600)

The major line items comprising the loss of discontinued operations are as follows:

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	March 31, 2020	March 31, 2019
Restaurant revenues	$-	$2,360,182
Expenses:
Administrative expenses	-	158,737
Cost of sales	-	855,504
Depreciation and amortization	-	83,044
Restaurant operating expenses	-	1,276,061
Other	-	2,390
	-	2,375,736
Income (Loss) of discontinued operations	$-	$(15,554)

4. INVESTMENTS

Investments at cost consist of the following at March 31, 2020 and December 31, 2019:

	(Unaudited)
	March 31, 2020	December 31, 2019
Chanticleer Investors, LLC	$389,595	$381,397

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at March 31, 2020 and December 31, 2019:

	(Unaudited)
	March 31, 2020	December 31, 2019
Leasehold improvements	$7,682,654	$7,926,789
Restaurant furniture and equipment	3,187,180	3,032,859
Construction in progress	-	650
Office and computer equipment	60,304	62,304
Office furniture and fixtures	279,675	169,034
	11,209,813	11,191,636
Accumulated depreciation and amortization	(5,884,742)	(5,561,146)
	$5,325,071	$5,630,490

6. INTANGIBLE ASSETS, NET

GOODWILL

Goodwill consist of the following at March 31, 2020 and December 31, 2019:

	(Unaudited)
	March 31, 2020	December 31, 2019
Beginning Balance	$8,567,888	$10,564,353
Impairment	-	(2,025,720)
Foreign currency translation gain (loss)	(54,546)	29,255
Ending Balance	$8,513,342	$8,567,888

OTHER INTANGIBLE ASSETS

Franchise and trademark/tradename intangible assets consist of the following at March 31, 2020 and December 31, 2019:

		(Unaudited)
		March 31, 2020	December 31, 2019
Trademark, Tradenames:
American Roadside Burger	10 years	$1,786,930	$1,786,930
BGR: The Burger Joint	Indefinite	985,996	985,996
Little Big Burger	Indefinite	1,550,000	1,550,000
		4,322,926	4,322,926
Acquired Franchise Rights
BGR: The Burger Joint	7 years	827,757	827,757

Franchise License Fees:
Hooters Pacific NW	20 years	74,507	74,507
Hooters UK	5 years	12,046	12,917
		86,553	87,424
Total Intangibles at cost		5,237,236	5,238,107
Accumulated amortization		(1,672,071)	(1,581,112)
Intangible assets, net		$3,565,165	$3,656,995

7. DEBT AND NOTES PAYABLE

Debt and notes payable are summarized as follows:

	(Unaudited)
	March 31, 2020	December 31, 2019

Notes Payable (a)	$5,350,000	$6,000,000
Notes Payable Paragon Bank (b)	130,467	142,746
Receivables financing facilities (c)	233,010	23,958
Notes Payable (d)	25,850	25,580
Notes Payable (e)	59,007	90,408
Contractor note (f)	348,269	348,269
Notes Payable (g)	201,521	-
Total debt	6,348,124	6,630,961
Current portion of long-term debt	6,348,124	6,630,961
Long-term debt, less current portion	$-	$-

(a) On May 4, 2017, pursuant to a Securities Purchase Agreement, the Company issued 8% non-convertible secured debentures in the principal amount of $6,000,000 and warrants to purchase 46,153 shares of common stock (as adjusted for the Company’s subsequent one-for-ten reverse stock split and the Reverse Split) to accredited investors. The debentures bear interest at a rate of 8% per annum, payable in cash quarterly in arrears. The debentures mature on December 31, 2018 and contain customary financial and other covenants, including a requirement to maintain positive annual earnings before interest, taxes, depreciation and amortization. The debentures are secured by a second priority security interest on the Company’s assets and the obligation is guaranteed by the Company’s subsidiaries. The debentures contain a mandatory redemption provision that is triggered by an asset sale. Sale of greater than 33% of the Company’s assets will also trigger an event of default. Upon any event of default, in addition to other customary remedies, the holders have the right, at their sole option, to purchase Little Big Burger from the Company, for an aggregate purchase price of $6,500,000. The warrants have an exercise price of $91.00 (as adjusted for the reverse stock split and the Reverse Split) and a ten-year term. Warrants to purchase 30,769 shares include a beneficial ownership limit upon exercise of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant; warrants to purchase the remaining 15,384 shares were amended to increase the beneficial ownership limit upon exercise to 19.99%. The shares of common stock underlying the warrants have registration rights, and, if the warrant shares were not registered, the holders would have the right to cashless exercise.

The consideration for the $6 million loan was allocated between the loan and the warrants based upon the relative fair value of the loan and the warrants. The Company valued the warrants associated with the debt obligation using the Black-Sholes model, which resulted in the allocation of $1.7 million to additional paid in capital with a corresponding offset to debt discount. In addition, there were $0.3 million in debt origination costs that are also accounted for as an offset to outstanding debt. The resulting debt discount of $2.0 million was amortized to interest expense over the 20-month term of the notes (amount was fully amortized at December 31, 2018).

The Company entered into an amendment to the 8% non-convertible secured debentures in December 2018. The maturity date was extended to March 31, 2020; provided however, if 50% of the principal balance of the debentures is not paid on or prior to December 31, 2019, the holders of the debentures in the aggregate principal amount greater than $3 million, acting together, may demand full and immediate payment to the Company upon 15 days’ written notice. In addition, each holder received new warrants to purchase 46,153 shares of common stock. The warrants have an exercise price of $58.50 and are not exercisable for a period of six months. This amendment was accounted for as a debt modification and the relative fair value of the warrants, determined using the Black-Scholes model, of $1.5 million was recorded as additional paid-in-capital at December 31, 2018. In connection with the debt modification, $1.5 million of accrued default interest on the 8% non-convertible secured debentures was written off.

Additionally, the Company lowered the strike price for several classes of warrants to $13.00 to allow for warrant holders exercise their warrants in order to induce the exercise thereof and raise capital for the Company. See Note 9 for further discussion of warrant modification.

In connection with and prior to the Merger and Spin-Off, on April 1, 2020, pursuant to an agreement among Amergent, Oz Rey LLC, a Texas limited liability company, the Company and certain other purchasers, the Company was released from all of its obligations under the 8% non-convertible secured debentures, and the debentures were cancelled. In exchange, Amergent (i) issued 10% convertible secured debentures in an aggregate principal amount of $4,000,000 to the purchasers under the agreement, (ii) issued warrants to purchase 2,925,200 of shares of common stock of Amergent to certain of the purchasers, and (iii) remitted payment of $650,000 prior to March 31, 2020 and an additional $1,350,000 plus reimbursement of certain expenses to the purchasers on April 1, 2020.

(b) The Company has one outstanding term loan with Paragon Bank, all of which are collateralized by all assets of the Company and personally guaranteed by our Chief Executive Officer. The outstanding balance, interest rate and maturity date of the loan is as follows:

Maturity date	Interest rate	Principal balance
8/10/2021	6.50%	130,467
		$130,467

In connection with and prior to the Merger and Spin-Off, on April 1, 2020, the Company paid off the outstanding balance owed to Paragon Bank in full.

(c) During January 2020, in consideration for proceeds of $194,800, the Company agreed to make payments of $585 per day on two separate agreements for 220 days. The Company granted a security interest in the credit card receivables of the specified restaurants in connection with each of the Receivables Financing Agreements. Total outstanding on these advances is $233,010 and $23,958 at March 31, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(d) In connection with the assets acquired from the two BGR franchisees, the Company entered into notes payable of $9,600 and $187,000 during 2018. The notes bear interest at 4% and are due within 12 months of each acquisition date. Principal and interest payments are due monthly. The total outstanding on these two notes is $25,850 and $25,580 at March 31, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(e) During September 2019 and October 2019, the Company entered into two merchant capital advances in the amount of $46,000 and $84,700, respectively. The Company agreed to repay these advances through daily payments until those amounts are repaid with the specified interest rate per those agreements. Total outstanding on these advances is $59,007 and $90,408 as of March 31, 2020 and December 31, 2019, respectively. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, these notes were assumed by Amergent.

(f) The Company entered into a promissory note to repay a contractor for the build-out of a new Little Big Burger location. The note had a balance of $348,269 as of both March 31, 2020 and December 31, 2019, and a stated interest rate of 12% per year. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, this note was assumed by Amergent.

(g) The Company entered into a promissory note with Sonnet Sub on January 21, 2020. The note had a principal amount of $210,000, was issued at a discount of $10,000, representing legal fees incurred by Sonnet Sub in the preparation of the note, and had a stated interest rate of 10% per year. The note was due on the earliest of (i) the date on which the Company received gross proceeds in excess of $500,000 from any bridge loan, capital raise or other financing transaction and (ii) July 21, 2020. The note became due upon the closing of the Bridge Financing (described in Note 9). The outstanding balance of the note, including interest was $201,521 as of March 31, 2020. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, the note was settled for $214,142.

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

Redeemable Preferred Stock – Series 1

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

As of March 31, 2020 and December 31, 2019, 62,876 shares of preferred stock were issued pursuant to the Preferred Stock Units rights offering. In connection with and prior to the Merger, on April 1, 2020, all outstanding Series 1 Preferred units, comprised of shares of Series 1 Preferred and Series 1 Warrants, were redeemed and extinguished for their cash redemption price of $13.50 per unit.

8. ACCOUNTS PAYABLE AND ACCRUED Expenses

Accounts payable and accrued expenses are summarized as follows:

	(Unaudited)
	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$4,634,397	$4,230,640
Accrued taxes (VAT, Sales, Payroll, etc.)	2,793,672	3,319,928
Accrued income taxes	5,948	(1,906)
Accrued interest	413,922	616,533
	$7,847,939	$8,165,195

As of March 31, 2020, approximately $2.6 million of employee and employer taxes have been accrued but not remitted to certain taxing authorities by the Company prior to 2019 for cash compensation paid. As a result, the Company is liable for such payroll taxes and any related penalties and interest.

9. STOCKHOLDER’S EQUITY

The Company had 45,000,000 shares of its $0.0001 par value common stock authorized at both March 31, 2020 and December 31, 2019. The Company had 549,336 and 400,167 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.

The Company has 5,000,000 shares of its no par value preferred stock authorized at both March 31, 2020 and December 31, 2019.

2019 Rights Offering

In 2019 the Company conducted a rights offering of units to its stockholders of record to purchase common stock at a subscription price of $26.00 per share. The rights offering was made pursuant to the Company’s effective registration statement on Form S-1 on file with the U.S. Securities and Exchange Commission (the “SEC”) and accompanying prospectus filed with the SEC on June 12, 2019.

Upon closing of the rights offering in July, a total of 72,858 shares of common stock were issued pursuant to record holders’ basic subscription privilege and a total of 161,174 shares of common stock were issued pursuant to record holders’ over subscription. The Company accepted subscriptions to purchase 234,028 shares in the rights offering upon expiration of the rights offering on June 28, 2019. The Company received $6,009,733 in gross proceeds from the rights offering. $3,075,000 was subscribed by certain record holders’ through the reduction in outstanding debt obligations of the Company. The shares associated with the reduction in outstanding debt obligations were deemed issued at June 30, 2019. The remaining proceeds of approximately $2.7 million, which is net of fees owed to the dealer-managers and other offering costs, were received in early July after the closing of the rights offering.

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

2020 Bridge Financing

Pursuant to a Securities Purchase Agreement dated February 7, 2020, the Company sold 1,500 shares of a new series of convertible preferred stock of the Company (the “Series 2 Preferred Stock”) to an institutional investor for gross proceeds to the Company of $1,500,000 less transaction costs of $95,000. Upon issuance, the Company bifurcated and recorded, as a liability, an embedded derivate (more fully described below and in Note 10) in the amount of $529,000. The effective conversion price of the Series 2 Preferred Stock after the bifurcation of the derivative resulted a beneficial conversion feature of $729,000 which was then immediately recorded as a deemed dividend as the preferred stock is immediately convertible. In March 2020, an aggregate of 713 shares of Series 2 Preferred Stock were converted into 54,879 shares of common stock. In connection with the Merger, all outstanding shares of the Series 2 Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent. The shares of common stock underlying the Series 2 Preferred Stock were registered on Form S-3 (registration No. 3330237354), which Form S-3 was declared effective by the SEC on April 2, 2020.

The Series 2 Preferred Stock is classified in the accompanying condensed consolidated balance sheet as temporary equity due to certain contingent redemption features which are outside the control of the Company.

Designations, rights and preferences of Series 2 Preferred Stock:

Stated value. Each share of Series 2 Preferred Stock had a stated value if $1,000.

True-Up payment. On the first trading day after the six month anniversary of the issuance of the Series 2 Preferred Stock issuance, Amergent is required to pay the holder an amount in cash equal to the dollar value of 125% of the stated value of the Series 2 Preferred Stock less the proceeds previously realized by the holder from the sale of all conversion shares received by holder in the Company and Amergent, net of brokerage commissions and any other fees incurred by the holder in connection with the sale of any conversion shares. Amergent will maintain a segregated cash collateral account until the True-Up Payment is satisfied in full. The True-Up Payment will be paid by the Amergent out of (i) the proceeds from the exercise by Amergent of the warrants to purchase shares of the Company’s common stock to be held by the Spin-Off Entity after the consummation of the transactions contemplated by the Merger Agreement (the “merger”) or (ii) the segregated cash account. Nonpayment of the True-Up Payment when it is due will trigger default interest rate of 18% per annum.

The Company determined that the True-Up payment constituted a “make-whole” provision as defined by U.S. GAAP that is required to be settled in cash, and as such, qualified to be bifurcated from the host instrument, the Series 2 Preferred Stock, and accounted for as a derivative liability. See Note 10 for further information.

Redemption. If the merger is not completed within six months of issuance of the Series 2 Preferred Stock, the Company would have been required to redeem all the outstanding Series 2 Preferred Stock for 125% of the aggregate stated value of the Series 2 Preferred Stock then outstanding plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations. Additionally, there are other triggering events, as defined, that can cause the Series 2 Preferred Stock to be redeemable at the option of the holder of which, some are outside of the control of the Company.

Conversion at option of holder/ beneficial ownership limitation. The Series 2 Preferred Stock was convertible at the option of holder at the lesser of (i) $26.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) or (ii) 90% of the five day average volume weighted average price of the common, provided the conversion price has a floor of $13.00 (subject to adjustment for forward and reverse stock splits, recapitalizations and the like). Conversion was subject to a beneficial ownership limitation of 4.99%. This limitation was increased by the holder to 9.99% prior to the Merger.

Forced conversion. The Company had the right to require the holder to convert up to 1,400 shares of Series 2 Preferred Stock upon delivery of notice three days prior to the merger, subject to the beneficial ownership limitation and applicable Nasdaq rules. Unconverted shares of Series 2 Preferred Stock automatically were exchanged for an equal number of shares of Series 2 Preferred Stock in Amergent, on substantially the same terms.

Liquidation preference. Upon any liquidation, dissolution or winding-up of the Company, the holder was entitled to receive out of the assets, whether capital or surplus, an amount equal to 125% of the stated value plus any default interest and any other fees or liquidated damages then due and owing thereon under the Certificate of Designations, for each share of Series 2 Preferred Stock before any distribution or payment to the holders of common stock.

Voting rights. The holder of Series 2 Preferred Stock had the right to vote together with the holders of common stock as a single class on an as-converted basis on all matters presented to the holders of common stock and shall vote as a separate class on all matters presented to the holders of Series 2 Preferred Stock. In addition, without the approval of the holder, the Company was required to obtain the approval of Series 2 Preferred Stock, as is customary, for certain events and transactions not contemplated by the merger.

Triggering Events. Breach of Company’s obligations would have triggered a redemption event.

Anti-Dilution. Customary adjustments in the event of dividends or stock splits and anti-dilution protection.

Concurrently with the Preferred Securities Purchase Agreement, the parties entered into a registration rights agreement (the “Preferred Registration Rights Agreement”). Pursuant to the Preferred Registration Rights Agreement, the Company must file a registration statement registering the conversion shares no later than 15 days from the closing of this transaction.

Options and Warrants

The Company’s shareholders have approved the Chanticleer Holdings, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), authorizing the issuance of options, stock appreciation rights, restricted stock awards and units, performance shares and units, phantom stock and other stock-based and dividend equivalent awards. Pursuant to the approved 2014 Plan, 15,385 shares post stock-split have been approved for grant.

As of March 31, 2020, the Company had 14,837 restricted and unrestricted stock outstanding on a cumulative basis under the plan pursuant to compensatory arrangements with employees, board members and outside consultants. Approximately 547 shares remained available for grant in the future. As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $19,500. That cost is expected to be recognized over a period of 0.75 years. The restricted stock units vest over the terms specified in each employees’ agreement. The stock options were valued on the date of grant using the Black-Scholes model. The stock options vest over the terms specified in each employees’ agreement. There was approximately $16,250 of total unrecognized compensation costs related to options granted as of March 31, 2020. That cost is expected to be recognized over a period of one year.

Additionally, the Company lowered the strike price for certain warrants from within several classes of warrants to $13.00 as an inducement to incentivize the warrant holders to exercise their warrants. For the three months ending March 31, 2020, there were 92,847 warrants exercised, and 4,062 forfeited or adjusted. The Company accounted for the warrant inducement as a deemed dividend based on the difference in the Black-Scholes value of the warrants immediately before and immediately after the inducement. The significant assumptions used in the Company included common stock volatility of between 88% - 95%, risk free rate between 1.7% and 0.84% a weighted average term between 6.5 and 8 years and the current stock price of the Company as of the date of inducement. Based on the Black-Scholes values calculated the Company recorded a deemed dividend to additional paid in capital and retained earnings on the inducement of approximately $325,000 and received proceeds from the warrants exercised of approximately $1.2 Million.

A summary of the warrant activity during the three months ended March 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2019	127,163	$156.00	6.8
Granted	-	-	-
Exercised	(92,847)	13.00	-
Forfeited / Other Adjustments	(4,062)	-	-
Outstanding March 31, 2020	30,254	156.00	6.7

Exercisable March 31, 2020	30,254	$156.00	6.7

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
>$40.00	2,421	0.5	2,421
$30.00-$39.99	31	0.2	31
$20.00-$29.99	-	-	-
$10.00-$19.99	733	3.8	733
$0.00-$9.99	27,069	7.0	27,069
	30,254	6.7	30,254

10. Derivative liability

As discussed in Note 9, in February 2020, the Company entered into the Bridge Financing for the sale of up to 1,500 shares of Series 2 Preferred Stock with an institutional investor for gross proceeds to the Company of up to $1,500,000. This agreement contains a cash “true-up” or “make-whole” provision that is required to be settled on the first trading day after the six month anniversary of their issuance by Amergent. Amergent is required to pay the holder and amount equal to the True-Up Payment discussed in Note 9.

Under U.S. GAAP, a cash settled make-whole provision such as the one described in the preceding paragraph is required to be accounted for as a derivative, thus necessitating that the amount be initially recorded as a reduction to the Series 2 Preferred Stock and then be adjusted to fair value at each balance sheet date and shown as liabilities in the accompanying condensed consolidated balance sheets. The fair values of this derivative was calculated at its original issuance date and at March 31, 2020 using a Monte Carlo simulation valuation method.

Assumptions used in calculating the fair value of the make-whole provision at the issuance date and as of March 31, 2020 include the following:

March 31, 2020
Sonnet
Dividend Yield	0%
Expected volatility	110%
Risk-free interest rate	0%
Expected remaining term (in years)	0.356

Amergent
Dividend Yield	0%
Expected volatility	134%
Risk-free interest rate	0.13%
Expected remaining term (in years)	0.356

Correlation between the returns on Sonnet and Amergent	19%

Issuance Date
Chanticleer
Dividend Yield	0%
Expected volatility	83%
Risk-free interest rate	0.13%
Expected remaining term (in years)	0.50

In addition to the assumptions above, the valuation model also takes into account the expected conversion shares which will be issued in either the Company or Amergent based on the conversion limits set by the Series 2 Preferred Stock agreement.

The fair values and the changes in fair values of this derivative liability as of, and during the three months ended, March 31, 2020 is as follows:

(Unaudited)
March 31, 2020
Balance beginning of period	-
Bifurcation of derivative liability from preferred stock series 2	529,000
Loss on change in fair value for the period	297,000
Balance, end of period	$826,000

11. COMMITMENTS AND CONTINGENCIES

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

No amounts have been accrued as of March 31, 2020 and December 31, 2019 in the accompanying condensed consolidated balance sheets.

From time to time, the Company may be involved in legal proceedings and claims that have arisen in the ordinary course of business are generally covered by insurance. As of March 31, 2020, the Company does not expect the amount of ultimate liability with respect to these matters to be material to the Company’s financial condition, results of operations or cash flows.

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

Related to the adoption of Leases Topic 842, our policy elections were as follows:

Separation of lease and non-lease components

The Company elected this expedient to account for lease and non-lease components as a single component for the entire population of operating lease assets.

Short-term policy

The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

Supplemental balance sheet information related to leases was as follows:

		(Unaudited)
Operating Leases	Classification	March 31, 2020	December 31, 2019
Right-of-use assets	Operating lease assets	$11,256,497	$11,668,026

Current lease liabilities	Current operating lease liabilities	3,183,302	3,299,309
Non-current lease liabilities	Long-term operating lease liabilities	14,064,517	14,382,354
		$17,247,819	$17,681,663

Lease term and discount rate were as follows:	(Unaudited)
	March 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	7.94	8.19
Weighted average discount rate	10%	10%

12. SUBSEQUENT EVENTS

Merger

On April 1, 2020, the Company completed its business combination with Sonnet BioTherapeutics, Inc., a New Jersey corporation (“Sonnet Sub”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019 (the “Original Merger Agreement”), by and among the Company, Sonnet Sub and Biosub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), as amended by Amendment No. 1 thereto made and entered into as of February 7, 2020 (the “First Amendment”) (the Original Merger Agreement, as amended by the First Amendment, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet Sub, with Sonnet Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with, and immediately prior to the completion of, the Merger, the Company effected a reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-26 (the “Reverse Stock Split”). Immediately after completion of the Merger, the Company changed its name to “Sonnet BioTherapeutics Holdings, Inc.,” focused on advancing Sonnet Sub’s pipeline of oncology candidates and the strategic expansion of Sonnet Sub’s technology platform into other human diseases. Additionally, as part of the transaction, on April 1, 2020, the Company spun-off its restaurant operations into a newly-created wholly-owned subsidiary, Amergent Hospitality Group, Inc. (the “Spin-Off Entity” or “Amergent”), the equity of which was distributed out to the stockholders of the Company as of the close of business on March 26, 2020.

Under the terms of the Merger Agreement, the Company issued shares of Common Stock to Sonnet Sub’s stockholders. The Company also assumed all outstanding and unexercised warrants to purchase shares of Sonnet Sub’s common stock, and in connection with the Merger they were converted into warrants (the “Converted Warrants”) to purchase Common Stock, with the number of shares subject to such warrants, and the exercise price, being appropriately adjusted to reflect the Exchange Ratio (as defined below). As a result, immediately following the Merger, there were outstanding Converted Warrants to purchase an aggregate of approximately 106,000 shares of Common Stock, all with terms of three years from their respective dates of issuance, between October 2019 and February 2020, and with an exercise price of $29.32 per share.

Immediately after the Merger, there were approximately 9.2 million shares of Common Stock outstanding (including 1.1 million Converted Additional Shares (as defined below) being held in escrow). Under the terms of the Merger Agreement, the former stockholders and warrant holders of Sonnet Sub (including the Investors, as defined below) owned, or held rights to acquire, in the aggregate approximately 92% of the fully-diluted Common Stock, which for these purposes is defined as the outstanding Common Stock, plus outstanding warrants of the Company (the “Fully-Diluted Common Stock”), with the Company’s stockholders and warrant holders immediately prior to the Merger owning, or holding rights to acquire, approximately 6% of the Fully-Diluted Common Stock, and at the closing of the Merger, the Company issued to the Spin-Off Entity a warrant (the “Spin-Off Entity Warrant”) to purchase 186,161 shares of Common Stock, which is approximately 2% of the number of shares of issued and outstanding Common Stock immediately after the effective time of the Merger (the “Effective Time”). The number of shares of Common Stock issued to Sonnet Sub’s stockholders for each share of Sonnet Sub’s common stock outstanding immediately prior to the Merger (or becoming issuable under a Converted Warrant) was calculated using an exchange ratio (the “Exchange Ratio”) of approximately 0.106572 shares of Common Stock for each share of Sonnet Sub common stock. The Exchange Ratio was derived by dividing the Fully-Diluted Common Stock of the Company of approximately 571,000 (post-split) immediately prior to the Merger by the 6% Company allocation set forth above, multiplying such quotient by the 92% Sonnet Sub allocation, and then dividing the result by the Fully-Diluted Common Stock of Sonnet Sub of approximately 82.2 million immediately prior to the Merger (which amount includes the Sonnet Sub common stock issued in the Pre-Merger Financing (as defined below) and to Relief Holding (as defined below), in each case prior to the Merger).

The Spin-Off Entity Warrant is a five-year warrant, has an exercise price of $0.01 per share and is not exercisable for 180 days following the Effective Time. The shares of Common Stock issued to the former stockholders of Sonnet Sub (including the Investors), and the shares of Common Stock issuable upon the exercise of Converted Warrants, were registered with the SEC on a Registration Statement on Form S-4 (Reg. No. 333-235301), as amended (the “Registration Statement”).

The Common Stock listed on the Nasdaq Capital Market, previously trading through the close of business on April 1, 2020 under the ticker symbol “BURG,” commenced trading on the Nasdaq Capital Market, on a post-Reverse Stock Split basis, under the ticker symbol “SONN” on April 2, 2020. The Common Stock has a new CUSIP number, 83548R105.

Closing of Relief Transaction

In connection with and prior to the Merger and as previously announced, on April 1, 2020, Sonnet Sub completed its acquisition of the global development rights for Atexakin Alfa (low dose formulation of Interleukin-6, IL-6, now “SON-080”) from Relief Therapeutics Holding SA (“Relief Holding”) through its acquisition of Relief Holding’s wholly-owned subsidiary, Relief Therapeutics SA (“Relief”), in exchange for the issuance to Relief Holding of shares of Sonnet Sub common stock that converted into an aggregate of 757,933 shares of Common Stock in the Merger.

Spin-Off of Restaurant Operations

In connection with the Merger, on April 1, 2020, the Company completed the spin-off through the contribution and transfer (the “Contribution”) to Amergent of all of the assets and liabilities relating to the Company’s restaurant business conducted prior to the Merger. Previously, on March 16, 2020, the Company’s Board of Directors (the “Board”) declared a dividend with respect to the shares of Common Stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock for each outstanding share of Common Stock. Such dividend, which together with the Contribution is referred to as the “Spin-Off,” was paid on April 1, 2020.

GEM Agreement

In connection with the Merger, the Company assumed the rights and obligations under the GEM Agreement (as defined below).

Sonnet Sub entered into a Common Stock Purchase Agreement with GEM Global Yield Fund LLC SCS (“GEM”) on August 6, 2019 (the “Purchase Agreement”). The Purchase Agreement was amended on September 25, 2019 by an Amendment to Common Stock Purchase Agreement (the “2019 GEM Amendment”), and subsequently amended again on February 7, 2020 (the “2020 GEM Amendment” and, together with the Purchase Agreement and the 2019 GEM Amendment, the “GEM Agreement”). Pursuant to the GEM Agreement, GEM has agreed to purchase up to $20,000,000 (the “Aggregate Limit”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) over a three-year period commencing on the date the Purchase Agreement was executed (the “Investment Period”); provided that during any period when the Company’s public float is less than $75,000,000, the Aggregate Limit will instead be equal to one-third of the amount of the Company’s public float over any consecutive 12-month period. Under the GEM Agreement, during the Investment Period, the Company may, by delivering a Draw Down Notice (as defined in the GEM Agreement) direct GEM to purchase shares of Common Stock in an amount up to 400% of the average daily trading volume for the ten (10) trading days immediately preceding the date the Draw Down Notice is delivered. GEM is not obligated to purchase any shares Common Stock which would result in GEM beneficially owning, directly or indirectly, at the time of the proposed issuance, more than 4.99% of the shares of Common Stock issued and outstanding. GEM will pay a purchase price per share equal to 90% of the average market closing price of the Common Stock during the ten consecutive trading days commencing with the first trading day on which a Draw Down Notice is delivered (the “Draw Down Pricing Period”).

GEM represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act), and the Company will rely upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder when issuing shares of Common Stock under the GEM Agreement. The Company has agreed to file a Registration Statement with the Securities and Exchange Commission (the “SEC”) to register the shares of Common Stock to be issued to GEM pursuant to the GEM Agreement. The GEM Agreement contains customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the GEM Agreement at any time, at no cost or penalty. Unless the Company informs GEM of an event resulting in a Materially Adverse Effect or Material Change in Ownership (all defined in the GEM Agreement) GEM does not have the right to terminate the GEM Agreement.

Pre-Merger Financing

On April 1, 2020, the Company and Sonnet Sub completed a previously announced private placement transaction with certain accredited investors for an aggregate purchase price of approximately $19.0 million (comprised of (I) a $4 million credit from Sonnet Sub and the Company to Chardan Capital Markets, LLC (“Chardan”), in lieu of certain transaction fees otherwise owed to Chardan, and (II) $15 million in cash from the other Investors (as defined below), subject to the offset amount described below) whereby, among other things, Sonnet Sub issued to the Investors shares of Sonnet Sub common stock immediately prior to the Merger (the “Pre-Merger Financing”), pursuant to the Securities Purchase Agreement (the “Financing Purchase Agreement”), made and entered into as February 7, 2020, by and among the Company, Sonnet Sub and the institutional investors party thereto (the “Investors”).

At the closing of the Pre-Merger Financing, (i) Sonnet Sub issued and sold to the Investors shares of Sonnet Sub’s common stock (the “Initial Shares” and, as converted pursuant to the Exchange Ratio in the Merger into the right to receive approximately 1,076,000 shares of Common Stock, the “Converted Initial Shares”), and (ii) Sonnet Sub deposited additional shares of Sonnet Sub’s common stock (as converted pursuant to the Exchange Ratio in the Merger into the right to receive approximately 1,076,000 shares of Common Stock, the “Converted Additional Shares”) into escrow for the benefit of the Investors, which Converted Additional Shares were delivered (or became deliverable) to the Investors on April 16, 2020.

In addition, under the Financing Purchase Agreement the Company agreed to issue on the tenth trading day following the consummation of the Merger (i) Series A Warrants to purchase Common Stock (the “Series A Warrants”) and (ii) Series B Warrants to purchase Common Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Investor Warrants”), described further below.

The Financing Purchase Agreement restricts the Company from filing a registration statement or any amendment or supplement thereto, causing any registration statement to be declared effective by the SEC, or granting any registration rights, in each case subject to certain limited exceptions, until the date that is 90 days after the earlier of (i) such time as all of the shares of Common Stock issued or issuable in the Pre-Merger Financing may be sold without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1), (ii) the one year anniversary of the closing date of the Pre-Merger Financing, and (iii) the date that the first registration statement registering for resale shares of Common Stock issued or issuable in the Pre-Merger Financing has been declared effective by the SEC; provided, that clause (iii) shall only apply if there are no shares held by the Investors left unregistered due to a limitation on the maximum number of shares of Common Stock permitted to be registered by the staff of the Securities and Exchange Commission (the “SEC”) pursuant to Rule 415 under the Securities Act (the earliest of (i), (ii) and (iii), the “Trigger Date”).

Pursuant to the Financing Purchase Agreement, until the Trigger Date, subject to certain exceptions, the Company may not (i) offer, sell, grant any option to purchase, or otherwise dispose of any of its or its subsidiaries’ debt, equity or equity equivalent securities, including any debt, preferred stock or other instrument or security that is convertible into or exchangeable or exercisable for Common Stock or equivalent securities, including any rights, warrants or options to subscribe for or purchase Common Stock or convertible into or exchangeable or exercisable for Common Stock at a price which varies or may vary with the market price of the Common Stock, including by way of one or more reset(s) to any fixed price (any such offer, sale, grant, disposition or announcement being referred to as a “Subsequent Placement”), (ii) enter into, or effect a transaction under, any agreement, including, but not limited to, an equity line of credit or “at-the-market” offering, whereby the Company may issue securities at a future determined price, or (iii) be party to any solicitations, negotiations or discussions with regard to the foregoing.

Additionally, for three years following the Closing Date, the Company shall be prohibited from effecting or entering into an agreement, subject to certain exceptions, to effect any Subsequent Placement involving a transaction in which the Company (i) issues or sells any stock or securities convertible into or exercisable or exchangeable for Common Stock (“Convertible Securities”) either (a) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such Convertible Securities, or (b) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such Convertible Securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for Common Stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement (including, without limitation, an equity line of credit or an “at-the-market” offering) whereby the Company or any of its subsidiaries may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

Investor Warrants

On April 16, 2020, pursuant to the terms of the Financing Purchase Agreement, the Company issued the Series A Warrants and the Series B Warrants.

Series A Warrants

The Series A Warrants were issued on April 16, 2020 at an initial exercise price of $5.3976 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series A Warrants are exercisable for 3,300,066 shares of Common Stock in the aggregate.

The Series A Warrants provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which the Company is required to issue or sell or is deemed, pursuant to the provisions of the Series A Warrants, to have issued or sold, any shares of Common Stock for a price per share lower than the exercise price then in effect (a “Dilutive Issuance”), subject to certain limited exceptions, then the exercise price of the Series A Warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of Common Stock issuable upon exercise of the Series A Warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions. Further, on each Reset Date (as defined below) the exercise price of the Series A Warrants will be adjusted downward (but not increased) such that the exercise price thereof becomes 125% of the Reset Price (as defined below), and the number of shares underlying the Series A Warrants will be increased (but not decreased) to the quotient of (a)(i) the exercise price in effect prior to the Reset (as defined below) multiplied by (ii) the number of shares underlying the Series A Warrants prior to the Reset divided by (b) the exercise price resulting from the Reset.

Pursuant to the Series A Warrants, the Company has agreed not to enter into, allow or be party to certain fundamental transactions, generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of the Common Stock (a “Fundamental Transaction”) until the 45th trading day immediately following the earlier to occur of (x) the date a holder can sell all underlying securities pursuant to Rule 144 without restriction or limitation and without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and (y) April 20, 2021 (the “Reservation Date”). Thereafter, upon any exercise of a Series A Warrant, the holder shall have the right to receive, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series A Warrant), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Series A Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series A Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Series A Warrant following such Fundamental Transaction. The Company shall cause any successor entity in a Fundamental Transaction in which the Company is not the survivor (the “Successor Entity”) to assume in writing all of the obligations of the Company under the Series A Warrants, upon which the Series A Warrants shall become exercisable for shares of Common Stock, shares of the common stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Series A Warrants prior to such Fundamental Transaction, at the holders’ election.

Additionally, at the request of a holder delivered before the 90th day after the consummation of a Fundamental Transaction, the Company or the successor entity must purchase such holder’s warrant for the value calculated using the Black-Scholes option pricing model as of the day immediately following the public announcement of the applicable Fundamental Transaction, or, if the Fundamental Transaction is not publicly announced, the date the Fundamental Transaction is consummated.

The Series A Warrants also contain a “cashless exercise” feature that allows the holders to exercise the Series A Warrants without making a cash payment in the event that there is no effective registration statement registering the shares issuable upon exercise of the Series A Warrants. The Series A Warrants are subject to a blocker provision which restricts the exercise of the Series A Warrants if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would beneficially own in excess of 4.99% or 9.99% of the outstanding Common Stock (including the shares of Common Stock issuable upon such exercise), as such percentage ownership is determined in accordance with the terms of the Series A Warrants.

If the Company fails to issue to a holder of Series A Warrants the number of shares of Common Stock to which such holder is entitled upon such holder’s exercise of the Series A Warrants, then the Company shall be obligated to pay the holder on each day while such failure is continuing an amount equal to 1.5% of the market value of the undelivered shares determined using a trading price of Common Stock selected by the holder while the failure is continuing and if the holder purchases shares of Common Stock in connection with such failure (“Series A Buy-In Shares”), then the Company must, at the holder’s discretion, reimburse the holder for the cost of such Series A Buy-In Shares or deliver the owed shares and reimburse the holder for the difference between the price such holder paid for the Series A Buy-In Shares and the market price of such shares, measured at any time of the holder’s choosing while the delivery failure was continuing.

Further, in the event that the Company does not have sufficient authorized shares to deliver in satisfaction of an exercise of a Series A Warrant, then unless the holder elects to void such attempted exercise, the holder may require the Company to pay an amount equal to the product of (i) the number of shares that the Company is unable to deliver and (ii) the highest volume-weighted average price of a share of Common Stock as quoted on Nasdaq during the period beginning on the date of such attempted exercise and ending on the date that the Company makes the applicable payment.

Series B Warrants

The Series B Warrants have an exercise price of $0.0001, were exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date, and (ii) the date on which the Investor’s Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. Upon their issuance on April 16, 2020, the Series B Warrants were exercisable for 2,247,726 shares of Common Stock in the aggregate.

Additionally, every ninth trading day up to and including the 45th trading day (each, a “Reset Date”) following (i) the 15th trading day immediately following the issuance date of the Series B Warrants and (ii) every 15th trading day thereafter (each such date provided in the foregoing clauses (i) and (ii), an “End Reset Measuring Date”) (except if on such date (1) the holder cannot freely sell any Registrable Securities (as defined below) pursuant to a resale registration statement and (2) the holder cannot sell any Registrable Securities without restriction or limitation pursuant to Rule 144, and provided that no date following the occurrence of a Satisfaction Event (as defined below) will be deemed an End Reset Measuring Date, and provided further that no such date will be deemed an End Reset Measuring Date if an End Reset Measuring Date has previously occurred and either (1) if the holder was able to then freely sell any Registrable Securities pursuant to a resale registration statement in accordance with such prior End Reset Measuring Date, such ability continued uninterrupted through and including the applicable date of determination or (2) if the holder was able to freely sell any Registrable Securities without restriction or limitation pursuant to Rule 144 in accordance with such prior End Reset Measuring Date, such ability continued uninterrupted through and including the applicable date of determination) (such 45 trading day period, the “Reset Period” and each such 45th trading day after (i) or (ii), the “End Reset Date”), the number of shares issuable upon exercise of each Investor’s Series B Warrants shall be increased (a “Reset”) to the number (if positive) obtained by subtracting (i) the sum of (a) the number of Converted Initial Shares issued to the Investor and (b) the number of Converted Additional Shares delivered or deliverable to the Investor as of the issuance date of the Series B Warrants, from (ii) the quotient determined by dividing (a) the pro rata portion of the Purchase Price paid by the Investor, by (b) the greater of (x) the arithmetic average of the five lowest dollar volume-weighted average prices of a share of Common Stock on The Nasdaq Stock Market (“Nasdaq”) during the applicable Reset Period immediately preceding the applicable Reset Date to date and (y) provided that the Common Stock is then traded on the Nasdaq Capital Market, a floor price per share (the “Floor Price”) calculated based on a pre-money valuation (of the combined company, assuming for this purpose the pre-money issuance of the Converted Initial Shares and Converted Additional Shares) of $10 million (such number resulting in this clause (b), the “Reset Price”). “Satisfaction Event” means (1) all Registrable Securities are able to be freely sold without any restriction or limitation by the holder at all times during the 45 trading day period beginning on, and including, any End Reset Measuring Date either (a) pursuant to a resale registration statement or (b) pursuant to Rule 144; or (2) the Reservation Date has occurred.

Pursuant to the Series B Warrants, the Company has agreed not to enter into, allow or be party to a Fundamental Transaction until the Reservation Date. Thereafter, upon any exercise of a Series B Warrant, the holder shall have the right to receive, for each share of Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a Fundamental Transaction, at the option of the holder (without regard to any limitation on the exercise of the Series B Warrant), the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of Common Stock for which the Series B Warrant is exercisable immediately prior to such Fundamental Transaction (without regard to any limitation on the exercise of the Series B Warrant). For purposes of any such exercise, the determination of the exercise price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of Common Stock in such Fundamental Transaction, and the Company shall apportion the exercise price among the Alternate Consideration in a reasonable manner reflecting the relative value of any different components of the Alternate Consideration. If holders of Common Stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder shall be given the same choice as to the Alternate Consideration it receives upon any exercise of the Series B Warrant following such Fundamental Transaction. The Company shall cause any Successor Entity to assume in writing all of the obligations of the Company under the Series B Warrants, upon which the Series B Warrants shall become exercisable for shares of Common Stock, shares of the common stock of the Successor Entity or the consideration that would have been issuable to the holders had they exercised the Series B Warrants prior to such Fundamental Transaction, at the holders’ election.

The Series B Warrants also contain a “cashless exercise” feature that allows the holders to exercise the Series B Warrants without making a cash payment. The Series B Warrants are subject to a blocker provision which restricts the exercise of the Series B Warrants if, as a result of such exercise, the holder, together with its affiliates and any other person whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would beneficially own in excess of 4.99% or 9.99% of the outstanding Common Stock (including the shares of Common Stock issuable upon such exercise), as such percentage ownership is determined in accordance with the terms of the Series B Warrants.

If the Company fails to issue to a holder of Series B Warrants the number of shares of Common Stock to which such holder is entitled upon such holder’s exercise of the Series B Warrants, then the Company shall be obligated to pay the holder on each day while such failure is continuing an amount equal to 1.5% of the market value of the undelivered shares determined using a trading price of Common Stock selected by the holder while the failure is continuing and if the holder purchases shares of Common Stock in connection with such failure (“Series B Buy-In Shares”), then the Company must, at the holder’s discretion, reimburse the holder for the cost of such Series B Buy-In Shares or deliver the owed shares and reimburse the holder for the difference between the price such holder paid for the Series B Buy-In Shares and the market price of such shares, measured at any time of the holder’s choosing while the delivery failure was continuing.

Further, the Series B Warrants provide that, in the event that the Company does not have sufficient authorized shares to deliver in satisfaction of an exercise of a Series B Warrant, then unless the holder elects to void such attempted exercise, the holder may require the Company to pay an amount equal to the product of (i) the number of shares that is unable to deliver and (ii) the highest volume-weighted average price of a share of Common Stock as quoted on Nasdaq during the period beginning on the date of such attempted exercise and ending on the date that the Company makes the applicable payment.

Registration Rights

In connection with the Pre-Merger Financing, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is required to file an initial resale registration statement with respect to shares of Common Stock held by or issuable to the Investors pursuant to the Series A Warrants and Series B Warrants (the “Registrable Securities”), within 15 trading days after the closing of the Pre-Merger Financing, or April 23, 2020. The Company filed the required registration statement on Form S-3 on April 22, 2020. Additionally, the Company is required to file additional resale registration statements with respect to the Registrable Securities within 15 days of each End Reset Date, to the extent that such Registrable Securities are not already registered for resale on a prior registration statement. The Company is required to use its commercially reasonable efforts to maintain the effectiveness of these registration statements until the earlier of (i) the date as of which the Investors may sell all of the Registrable Securities covered by the applicable registration statement(s) without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1) (or any successor thereto) or (ii) the date on which the Investors have sold all of the Registrable Securities covered by the applicable registration statement(s).

If the Company fails to file and obtain and maintain effectiveness of the resale registration statements required under the Registration Rights Agreement or fails, subject to limited grace periods, to maintain the effectiveness of the resale registration statements, then the Company shall be obligated to pay to each affected holder of Registrable Securities an amount equal to (i) 2.0% of the aggregate Purchase Price of such Investor’s Registrable Securities whether or not included in such registration statement on each of the day of such failure and (ii) 1.5% of the aggregate Purchase Price of such Investor’s Registrable Securities whether or not included in such registration statement on every thirtieth day thereafter (pro-rated for periods of less than 30 days) until the date such failure is cured, provided that the aggregate of all such payments will not exceed 8.0% of the aggregate Purchase Price for the Investor’s Registrable Securities.

These registration rights granted under the Registration Rights Agreement are subject to certain conditions and limitations, including the Company’s right to delay or withdraw a registration statement under certain circumstances. The registration rights granted in the Registration Rights Agreement are subject to customary indemnification and contribution provisions.

Authorized Share Increase

On April 1, 2020, immediately prior to the Merger, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the total number of authorized shares of Common Stock to 125,000,000 shares.

Redemption of Series 1 Preferred Units

In connection with and prior to the Merger, all outstanding Series 1 Preferred Units, comprised of shares of the Company’s 9% Redeemable Series 1 Preferred Stock and warrants to purchase Common Stock, were redeemed and extinguished for their cash redemption price of $13.50 per unit.

Settlement of 8% Debentures

In connection with and prior to the Merger and Spin-Off, pursuant to an agreement among Amergent, Oz Rey LLC, a Texas limited liability company, the Company and certain other purchasers, the Company was released from all of its obligations under its 8% non-convertible secured debentures issued in May 2017, and the debentures were cancelled. In exchange, Amergent (i) issued 10% convertible secured debentures in an aggregate principal amount of $4,000,000 to the purchasers under the agreement, (ii) issued warrants to purchase common stock of Amergent to certain of the purchasers, and (iii) remitted payment of $1,350,000 plus reimbursement of certain expenses to the purchasers.

Exchange and Cancellation of Series 2 Preferred Stock

In connection with the Merger, all outstanding shares of the Company’s Series 2 Convertible Preferred Stock were automatically cancelled and exchanged for substantially similar shares of preferred stock in Amergent.

Payoff of Bridge Note

The Company entered into a promissory note with Sonnet Sub on January 21, 2020. The note had a principal amount of $210,000, was issued at a discount of $10,000, representing legal fees incurred by Sonnet Sub in the preparation of the note, and had a stated interest rate of 10% per year. The note was due on the earliest of (i) the date on which the Company received gross proceeds in excess of $500,000 from any bridge loan, capital raise or other financing transaction and (ii) July 21, 2020. The note became due upon the closing of the Bridge Financing (described in Note 9). The outstanding balance of the note, including interest was $201,521 as of March 31, 2020. In connection with and prior to the Merger and Spin-Off, on April 1, 2020, the note was settled for $214,142.

PPP Loan

On March 27, Congress passed “The Coronavirus Aid, Relief, and Economic Security Act” (CARES Act), which included the “Paycheck Protection Program” (PPP) for small businesses. On April 27, 2020, Amergent received a PPP loan in the amount of $2.1 million. Due to the spin-off and merger, Amergent was not publicly traded at the time of the loan application or funding.

The note bears interest at 1% per annum, matures in April 2022, and requires monthly interest and principal payments of approximately $119,000 beginning in November 2020 and through maturity. The currently issued guidelines of the program allow for the loan proceeds to be forgiven if certain requirements are met. Any loan proceeds not forgiven will be repaid in full.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our current and future capital requirements and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our products and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	the potential impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Overview

Business Prior to the Merger and Spin-Off

As of and for the period ended March 31, 2020, we operated and franchised a system-wide total of 46 fast casual restaurants, of which 35 were company-owned and 11 were owned and operated by franchisees under franchise agreements.

American Burger Company (“ABC”) is a fast-casual dining chain consisting of 5 locations in North Carolina and New York, known for its diverse menu featuring fresh salads, customized burgers, milk shakes, sandwiches, and beer and wine.

BGR: The Burger Joint (“BGR”) was acquired in March 2015 and consists of 8 company-owned locations in the United States and 11 franchisee-operated locations in the United States and the Middle East (2 of the franchisee-operated locations were purchased by the Company in 2018 and became company-owned locations).

Little Big Burger (“LBB”) was acquired in September 2015 and consists of 20 company-owned locations in the Portland, Oregon, Seattle, Washington, and Charlotte, North Carolina areas. Of the company-owned restaurants, 8 of those locations are operated under partnership agreements with investors where we controlled the management and operations of the stores and the partner supplied the capital to open the store in exchange for a noncontrolling interest.

We also operated 1 Hooters full-service restaurants in the United States, and 1 location in the United Kingdom. Hooters restaurants, which are casual beach-themed establishments featuring music, sports on large flat screens, and a menu that includes seafood, sandwiches, burgers, salads, and of course, Hooters original chicken wings and the “nearly world famous” Hooters Girls. The Company started initially as an investor in corporate owned Hooters and, subsequently evolved into a franchisee operator. We held a minority investment stake in Hooters of America.

Recent Developments

Merger

On April 1, 2020, the Company completed its merger transaction with Sonnet BioTherapeutics Holdings, Inc. (“Sonnet Sub”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019, among the Company, Biosub Inc. (“Merger Sub”), and Sonnet Sub, as amended by Amendment No. 1 thereto, dated as of February 7, 2020 (as so amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet Sub, with Sonnet Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). On April 1, 2020, in connection with the Merger, the Company changed its name to “Sonnet BioTherapeutics Holdings, Inc.”

In addition, in connection with and prior to the Merger, on April 1, 2020, Sonnet Sub completed its acquisition of the global development rights for Atexakin Alfa (low dose formulation of Interleukin-6, IL-6, now “SON-080”) from Relief Therapeutics Holding SA (“Relief Holding”) through its acquisition of Relief Holding’s wholly-owned subsidiary, Relief Therapeutics SA (“Relief”), in exchange for the issuance to Relief Holding of shares of Sonnet Sub common stock that converted into an aggregate of 757,933 shares of Company common stock in the Merger.

The Merger was treated by the Company as a reverse merger and accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). For accounting purposes, Sonnet Sub is considered to have acquired the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Spin-Off

In connection with and prior to the Merger, the Company contributed and transferred to Amergent Hospitality Group, Inc. (“Amergent”), a newly formed, wholly owned subsidiary of the Company, all of the assets and liabilities relating to the Company’s restaurant business. On March 16, 2020, the board of directors of the Company declared a dividend with respect to the shares of the Company common stock outstanding at the close of business on March 26, 2020 of one share of the Amergent common stock held by the Company for each outstanding share of the Company common stock. The dividend, which together with the contribution and transfer of the Company’s restaurant business described above, is referred to as the “Spin-Off.” Prior to the Spin-Off, Amergent engaged in no business or operations.

As a result of the Spin-Off and the Merger, since April 1, 2020 the Company has operated through Sonnet Sub and its direct and indirect subsidiaries and the ongoing business of the Company is the Sonnet Sub business. Sonnet Sub is a clinical-stage biopharmaceutical company with a proprietary technology for developing novel biologic medicines we refer to as FHAB™ (Fully Human Albumin Binding). FHAB utilizes a fully human single chain antibody fragment (scFv) linked to either one or two therapeutic molecules capable of affecting single- or bi-specific mechanisms of action. Accordingly, the business, financial condition and results of operations of the Company for the periods presented are not indicative of the business, financial condition and results of operations of the Company for any future period. The Company’s future business, financial condition and results of operations will reflect the financial condition and results of operations of Sonnet Sub and its consolidated subsidiaries.

Business Update

As a result of the Merger, the Spin-Off and the transactions related thereto occurring on or about April 1, 2020, we are a clinical-stage biopharmaceutical company with a proprietary technology for developing novel biologic medicines we refer to as FHAB™ (Fully Human Albumin Binding). FHAB utilizes a fully human single chain antibody fragment (scFv) linked to either one or two therapeutic molecules capable of affecting single or bispecific mechanisms of action. The FHAB construct contains a domain that is designed to bind to and “hitch hike” on human serum albumin (HSA) for transport to and accumulation in target tissues, with an extended duration of therapeutic activity. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation, thereby reducing the risk of immunogenicity. Our current internal research and development activities are focused on cytokines, a class of cell signaling peptides that serve important immunomodulatory functions. We have a pipeline of therapeutic compounds focused on oncology indications of high unmet medical need and we recently announced an initiative to explore FHAB opportunities in virology. We believe our FHAB technology is well suited for future drug development across a range of human disease areas, including anti-infective, autoimmune, inflammatory, and hematological applications.

● SON-080, our most advanced candidate, is a low-dose formulation of Interleukin-6, in development for Chemotherapy Induced Peripheral Neuropathy (CIPN), an indication of high unmet medical need. Through Serono SA’s original exploration of the cytokine as a potential treatment for thrombocytopenia in cancer, over 200 patients worth of Phase I clinical data were generated. After observing transient efficacy at doses approaching the estimated maximum tolerated dose (MTD) for thrombocytopenia, Serono elected to pursue CIPN using lower doses, but the program was de-prioritized by Merck KGaA after it acquired the company in 2006. We purchased the global development rights to SON-080 in August 2019 and will be applying the Merck Serono preclinical and clinical data package to our ongoing work in CIPN.

We are currently requalifying the legacy clinical batch product and updating the safety package to comply with current regulatory requirements. We are undertaking the qualification and validation of the product prior to entering a preclinical toxicology study for further refining the dosing parameters for a Phase Ia/IIb trial in CIPN patients. We are designing this trial to leverage data from prior studies. Although the CIPN program continues to progress forward, the COVID-19 pandemic has impacted workflow at our contract research partners such that we now estimate delays pushing a trial initiation into the first half of 2021 from late 2020. Additionally, we continue to explore business development opportunities for the Diabetic Peripheral Neuropathy (DPN) indication.

● SON-1010 (IL12- FHAB), our most advanced FHAB-derived compound, utilizes a fully human version of Interleukin-12 (IL-12) linked to FHAB. IL-12 is a well-known immune stimulator that we believe carries potential therapeutic utility in both immune oncology and antiviral applications. The Sonnet FHAB was designed to deliver low doses of conjugated drug candidates to target tissues such as solid tumors or the lymphatic system for oncology or virology indications, respectively.

We have filed updated intellectual property that includes provisions for three areas of antiviral drug development: (i) as an adjuvant to potentiate vaccine efficacy; (ii) as a broad spectrum antiviral that could be deployed against a wide array of viruses, particularly those that do not elicit Cytokine Release Syndrome (CRS); and (iii) as a platform for configuring bispecific, multifunctional vaccines comprising the FHAB construct conjugated with both a vaccine peptide and an immune stimulator (e.g., IL-12) that could enhance delivery to the lymphatic system.

We have successfully manufactured and initiated animal testing of SON-1010 for select virology applications. We have initiated work on preliminary viral challenge studies in mice using an H1N1 model with data expected during the second half of 2020. If successful, a mouse-adapted SARS-CoV-1 challenge model study is expected to follow, which we expect would help us develop a clinical trial strategy using FHAB in an adjuvant capacity, paired with a vaccine.

In immune oncology, we have completed in vitro pharmacology studies of affinity and binding kinetics that demonstrate species cross-reactivity of SON-1010 in serum albumin for hamster, rat, dog, cynomolgus monkey and human. The results verified that SON-1010 displays species specificity to cynomolgus monkey and human subjects, which will guide species selection for further preclinical toxicology work. A humanized mouse model (SCID) study designed to evaluate pK/pD and dose response is underway. This work will inform our decision about dosing in a forthcoming nonhuman primate study, scheduled to commence following analysis of the SCID mouse data.

Work on the master cell bank expressing SON-1010, formulation development and process development activities have all been completed, in addition to drug product formulation (liquid and lyophilized). Process transfer and cGMP product manufacturing are scheduled for the second half of 2020, followed by an IND-enabling toxicology study in the first half of 2021. An IND submission is expected in the second half of 2021.

● SON-1210 (IL15- FHAB-IL12), our first bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin-15 (IL-15). This compound has demonstrated significant reduction in tumor volume compared to concomitantly administered naked IL-12 and IL-15. Cell line development is underway and final clone selection is expected in 2020. Early development material will be used in a humanized mouse model (SCID) study designed to evaluate PK/PD and dose response. This work will inform our decision about dosing in a forthcoming nonhuman primate study, expected to be initiated by mid-2021. We will also explore potential antiviral applications for SON-1210.

● SON-2014 (GMcSF- FHAB-IL18), is a bi-specific combination of Granulocyte-Macrophage Colony Stimulating Factor (GM-CSF) and Interleukin-18 (IL-18). Discrete GMcSF and IL-18 for preclinical studies have been manufactured and we are currently undertaking a proof-of-concept study in mice to evaluate the efficacy of the co-administered cytokines.

● SON-3015 (anti-IL6- FHAB-anti-TGFβ), is a bi-specific combination of anti-IL6 and anti-Tumor Growth Factor Beta. We expect to complete lead selection for this discovery-stage bispecific molecule around year-end 2020 followed by a preclinical proof-of-concept study in mice.

Reverse Split

On April 1, 2020 in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-26 reverse split (the “Reverse Split”) of its outstanding shares of common stock, par value $0.0001 per share. All shares and per share information referenced throughout the condensed consolidated financial statements and footnotes have been retrospectively adjusted to reflect the reverse stock split.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Our results of operations are summarized below:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Amount	% of Revenue*	Amount	% of Revenue*	% Change

Restaurant sales, net	$5,491,457		$7,549,846		-27.3%
Gaming income, net	99,749		116,085		-14.1%
Management fees	-		25,000		-100.0%
Franchise income	90,032		146,657		-38.6%
Total revenue	5,681,238		7,837,588		-27.5%

Expenses:
Restaurant cost of sales	1,797,770	32.7%	2,422,075	32.1%	-25.8%
Restaurant operating expenses	3,625,844	66.0%	5,151,483	68.2%	-29.6%
Restaurant pre-opening and closing expenses	20,730	0.4%	69,175	0.9%	-70.0%
General and administrative	1,175,153	20.7%	1,338,881	17.1%	-12.2%
Asset impairment charge	-	0.0%	91,491	1.2%	-100.0%
Depreciation and amortization	415,831	7.3%	459,357	5.9%	-9.5%
Total expenses	7,035,328	123.8%	9,532,462	121.6%	-26.2%
Operating loss	$(1,354,090)		$(1,694,874)

 * Restaurant cost of sales, operating expenses and pre-opening and closing expense percentages are based on restaurant sales, net. Other percentages are based on total revenue.

Revenue

Total revenue decreased to $5.7 million for the three months ended March 31, 2020 from $7.8 million for the three months ended March 31, 2019.

	Three Months Ended March 31, 2020
Revenue	Total	% of Total
Restaurant sales, net	$5,491,457	96.7%
Gaming income, net	99,749	1.8%
Management fees	-	0.0%
Franchise income	90,032	1.6%
Total revenue	$5,681,238	100.0%

	Three Months Ended March 31, 2019
Revenue	Total	% of Total
Restaurant sales, net	$7,549,846	96.3%
Gaming income, net	116,085	1.5%
Management fees	25,000	0.3%
Franchise income	146,657	1.9%
Total revenue	$7,837,588	100.0%

●	Revenue from Restaurant Sales decreased 27.3% to $5.5 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The primary reason for the decline in revenue is the closing of non-performing stores. Additionally, there was a decline due to COVID-19 pandemic restrictions, where a portion of the restaurants were temporarily closed, and the units that remained open were only able to provide take-out and delivery orders for customers due to government restrictions and mandates.

●	Gaming income decreased 14.1% to $99,749 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

●	Franchise Income decreased 38.6% to $90,032 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Restaurant cost of sales

Restaurant cost of sales decreased to $1.8 million for the three months ended March 31, 2020 from $2.4 million for the three months ended March 31, 2019. Additionally, the percent of restaurant sales increased slightly to 32.7% for the three months ended March 31, 2020 from 32.1% for the three months ended March 31, 2019. The overall decrease in cost of sales was due to the decline in overall revenue as outlined above in the Revenue discussion. The reason for the increase in the percent of cost of sales was an increase in commodity prices and overall food costs in general.

	Three Months Ended
	March 31, 2020		March 31, 2019
Cost of Restaurant Sales	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Total Company	$1,797,770	32.7%	$2,422,075	32.1%	-25.8%

Restaurant operating expenses

Restaurant operating expenses decreased to $3.6 million for the three months ended March 31, 2020 from $5.2 million for the three months ended March 31, 2019. The overall decrease of restaurant operating expenses was driven by the overall decline of revenue as described in the revenue section above, and the corresponding adjustment of labor at the store level and tighter controls of store level operating expenses. Restaurant operating expenses are summarized below for each period.

	Three Months Ended
	March 31, 2020		March 31, 2019
Operating Expenses	Amount	% of Restaurant Net Sales	Amount	% of Restaurant Net Sales	% Change
Total Company	$3,625,844	66.0%	$5,151,483	68.2%	-29.6%

Restaurant pre-opening and closing expenses

Restaurant pre-opening and closing expenses decreased to $20,730 for the three months ended March 31, 2020 compared with $69,175 for the three months ended March 31, 2019. The Company records rent and other costs to pre-opening expenses while the restaurants are under construction, so these expenses fluctuate depending on the numbers of restaurants under construction.

General and administrative expense (“G&A”)

G&A decreased to $1.2 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019. The decreased in G&A was driven by the reduction of Salaries and Benefits resulting from the departure of two senior management personnel, and a reduction in travel and entertainment due to not having to manage unionization efforts that occurred in 2019, and improvements in management of operations. Significant components of G&A are summarized as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Audit, legal and other professional services	$272,044	$303,941
Salary and benefits	560,021	689,082
Travel and entertainment	19,798	53,661
Shareholder services and fees	36,582	20,112
Advertising, Insurance and other	286,708	272,085
Total G&A Expenses	$1,175,153	$1,338,881

Asset impairment charges

Asset impairment charges totaled $0 for the three months ended March 31, 2020 as compared with $91,491 for the three months ended March 31, 2019.

Depreciation and amortization

Depreciation and amortization expense decreased to $415,831 for the three months ended March 31, 2020 compared to $459,357 for the three months ended March 31, 2019.

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

	Three Months Ended
	March 31, 2020	March 31, 2019

Net Cash Provided by (used in) Operating Activities	$(1,905,052)	$(646,471)
Net Cash Provided by (used in) Investing Activities	(19,713)	(18,793)
Net Cash Provided by (used in) Financing Activities	2,007,209	596,865
Effect of foreign currency exchange rates on cash	(34,195)	282
	$48,249	$(68,117)

Cash used in operating activities was $2.2 million for the quarter ended March 31, 2020 compared to cash used in activities of $646,471 in the prior year period. This use of cash was a significant reduction in accounts payable and accrued expenses, the paydown of payroll tax liabilities, and the prepayment of insurance premiums for 2020 as a condition to the pending Merger with Sonnet. As such, these uses of cash improving working capital significantly from the three months ended March 31, 2020 compared to the same period in 2019.

Cash used in investing activities for the quarter ended March 31, 2020 compared was $19,713 compared to cash used of $18,793 in the prior year period.

Cash provided by financing activities for the quarter ended March 31, 2020 compared was $2.0 million compared to cash provided by financing activities of $596,865 in the prior year period. The primary drivers of the cash provided by financing activities during 2020 was proceeds from the bridge preferred equity investment and the exercise of warrants.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Liquidity, Capital Resources and Going Concern of Restaurant Operations (Amergent as of April 1, 2020)

As of March 31, 2020, the Company’s cash balance was approximately $550,000, its working capital was negative $16.4 million, and it had significant near-term commitments and contractual obligations. The level of additional cash needed to fund operations and our ability to conduct business for the next twelve months will be influenced primarily by the following factors:

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

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. The COVID-19 outbreak in the United States has resulted in a significant impact throughout the hospitality industry. The Company has been impacted due to restrictions placed on them by state and local governments that caused temporary restaurant closures or significantly reduced the Company’s ability to operate, restricting the Company’s restaurants to take-out only. It is difficult to estimate the length or severity of this outbreak; however, the Company has made operational changes, as needed, to reduce the impact, however there can be no certainty regarding the length and severity of the outbreak and such its ultimate financial impact on the restaurant operations.

As a result of the Merger and Spin-Off on April 1, 2020, Amergent, the successor to the restaurant operations, received $6,000,000 in cash and warrants to purchase 186,161 shares of the Company’s common stock as well as paid down and refinanced certain debt obligations. Even considering the additional liquidity on April 1, 2020, there can be no assurances that Amergent will not need to seek additional debt or equity funding or that such funding would be available at commercially reasonable terms, if at all.

As Amergent executes its business plan over the next 12 months, it intends to carefully monitor the impact of growth on its working capital needs and cash balances relative to the availability of cost-effective debt and equity financing. In the event that capital is not available, Amergent may then have to scale back or freeze its growth plans, sell assets on less than favorable terms, reduce expenses, and/or curtail future acquisition plans to manage its liquidity and capital resources.

The Company’s current operating losses, combined with its working capital deficit and uncertainties regarding the impact of COVID-19 raise substantial doubt about our ability to continue as a going concern.

Liquidity, Capital Resources and Going Concern of Biotechnology Business

As a result of the Merger, the Spin-Off and the transactions related thereto occurring on or about April 1, 2020, the Company operates Sonnet Sub’s biotechnology business, and for accounting purposes, Sonnet Sub is considered to have acquired the Company. Sonnet Sub has incurred recurring losses and negative cash flows from operations activities since its inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates.

As of and subsequent to the Merger, the Company will require additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with Covid-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future operations.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2020, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at December 31, 2019 that has not been fully remediated by the end of the period covered by this quarterly report on Form 10-Q.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

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

Remediation Plans

Prior to the Merger, we initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including recruitment of a Chief Accounting Officer or Controller and seeking outside advice from third party consultants to assist in improving the Company’s internal controls, simplify its reporting processes and reduced the risk of undetected errors. As a result of the Merger, on April 1, 2020, the Company hired a new Chief Financial Officer and a Controller. In addition, the Company intends to (a) hire additional accounting personnel with appropriate expertise in accounting and reporting under U.S. GAAP and SEC regulations and to be better aligned with segregation of duties, (b) institute quarterly meetings to identify significant infrequent and unusual transactions as well as ensure timely reporting (c) continue to engage an accounting advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions and (d) initiate a preliminary assessment of management’s internal controls over financial reporting in accordance with the 2013 integrated framework, as prescribed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending March 31, 2020 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 19, 2020, as amended on April 22, 2020, in our definitive proxy statement/prospectus/information statement filed with the Securities and Exchange Commission on February 11, 2020 under Rule 424 of the Securities Act of 1933, as amended, and in our Current Report on Form 8-K being filed concurrently with the filing of this Quarterly Report.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company lowered the exercise price of an aggregate of approximately 92,847 warrants to purchase common stock from several classes of warrants to $13.00 in order to induce the exercise thereof and raise capital for the Company. As of March 31, 2020, all such warrants were exercised. The transactions discussed in this paragraph are exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws or, alternatively, Section 3(a)(9) of the Securities Act and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of existing warrant holders, (ii) each offer was made through direct communication with the offerees by the Company, (iii) the sophistication of the offerees and financial ability to bear risks, (iv) the extensive disclosure provided by the Company to the offerees and (v) no general solicitation and no commission or remuneration was paid for solicitation.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2020.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: May 18, 2020	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

