Form 10-Q
period 2020-06-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2020-08-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 13,644,039 shares of common stock, par value $0.0001 of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of August 12, 2020.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Part I

Item 1: Financial Statements

Sonnet Biotherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2020	2019
Assets
Current assets:
Cash	$3,106,592	$35,653
Prepaid expenses other current assets	394,967	4,101
Total current assets	3,501,559	39,754
Property and equipment	70,971	—
Operating lease right-of-use asset	225,065	—
Other assets	82,957	—
Total assets	$3,880,552	$39,754
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Related-party notes	$25,919	$217,380
Accounts payable	2,421,744	1,842,996
Accrued expenses	702,834	824,865
Operating lease liability	79,157	—
Total current liabilities	3,229,654	2,885,241
Note payable	124,375	—
Operating lease liability	146,703	—
Total liabilities	3,500,732	2,885,241
Commitments and contingencies (note 8)

Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 9,200,176 and 5,547,643 issued and outstanding at June 30, 2020 and September 30, 2019, respectively	920	555
Additional paid-in capital	29,563,893	9,594,100
Accumulated deficit	(29,184,993)	(12,440,142)
Total stockholders’ equity (deficit)	379,820	(2,845,487)
Total liabilities and stockholders’ equity (deficit)	$3,880,552	$39,754

See accompanying notes to unaudited interim consolidated financial statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,455,822	$391,914	$5,166,485	$616,325
Acquired in-process research and development	6,826,495	—	6,826,495	—
General and administrative	2,484,148	1,012,290	4,753,428	1,212,588
Loss from operations	(11,766,465)	(1,404,204)	(16,746,408)	(1,828,913)

Interest income (expense)	(3,798)	(11,855)	10,344	(162,873)
Foreign exchange loss	(8,787)	—	(8,787)	—
Net loss	$(11,779,050)	$(1,416,059)	$(16,744,851)	$(1,991,786)
Per share information:
Net loss per share of common stock, basic and diluted	$(1.05)	$(0.26)	$(2.23)	$(0.38)
Weighted average shares outstanding, basic and diluted	11,263,559	5,476,981	7,518,091	5,291,836

See accompanying notes to unaudited interim consolidated financial statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at September 30, 2019	5,547,643	$555	$9,594,100	$(12,440,142)	$(2,845,487)
Sale of common stock and warrants, net of issuance costs	128,313	13	2,715,017	—	2,715,030
Issuance of common stock to settle related-party notes	8,526	1	199,999	—	200,000
Net loss	—	—	—	(2,469,054)	(2,469,054)
Balance at December 31, 2019	5,684,482	569	12,509,116	(14,909,196)	(2,399,511)
Sale of common stock and warrants, net of issuance costs	57,762	5	1,354,995	—	1,355,000
Net loss	—	—	—	(2,496,747)	(2,496,747)
Balance at March 31, 2020	5,742,244	574	13,864,111	(17,405,943)	(3,541,258)
Sale of common stock and warrants, net of issuance costs	2,152,360	215	14,999,785	—	15,000,000
Issuance of common stock to affect the Relief acquisition	757,933	76	6,700,052	—	6,700,128
Issuance of common stock and payment made in connection with Merger (Note 3)	547,639	55	(6,000,055)	—	(6,000,000)
Net loss	—	—	—	(11,779,050)	(11,779,050)
Balance at June 30, 2020	9,200,176	$920	$29,563,893	$(29,184,993)	$379,820

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at September 30, 2018	5,020,030	$502	$5,177,153	$(7,568,931)	$(2,391,276)
Sale of common stock, net of issuance costs	86,590	9	628,991	—	629,000
Conversion of promissory notes into common stock	133,215	13	999,987	—	1,000,000
Issuance of common stock to settle related-party notes	29,307	3	219,997	—	220,000
Net loss	—	—	—	(292,047)	(292,047)
Balance at December 31, 2018	5,269,142	527	7,026,128	(7,860,978)	(834,323)
Sale of common stock, net of issuance costs	33,304	3	249,997	—	250,000
Net loss	—	—	—	(283,680)	(283,680)
Balance at March 31, 2019	5,302,446	530	7,276,125	(8,144,658)	(868,003)
Sale of common stock, net of issuance costs	209,814	21	1,502,979	—	1,503,000
Net loss	—	—	—	(1,416,059)	(1,416,059)
Balance at June 30, 2019	5,512,260	$551	$8,779,104	$(9,560,717)	$(781,062)

See accompanying notes to unaudited interim consolidated financial statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,744,851)	$(1,991,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	6,826,495	—
Depreciation	5,212	—
Amortization of operating lease right-of-use asset	30,873	—
Noncash interest	—	86,233
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(361,555)	(43,945)
Other assets	(82,957)	—
Accounts payable	532,991	318,606
Accrued expenses	(248,146)	251,280
Operating lease liability	(30,078)	—
Net cash used in operating activities	(10,072,016)	(1,379,612)
Cash flows from investing activities:
Purchases of property and equipment	(76,183)	—
Net cash used in investing activities	(76,183)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	19,070,030	2,382,000
Payment to affect the Merger	(6,000,000)	—
Proceeds from the receipt of loan	124,375	—
Proceeds received from related-party notes	55,000	89,367
Repayments of related-party notes	(46,461)	(854,554)
Cash received in the Relief acquisition	16,194	—
Net cash provided by financing activities	13,219,138	1,616,813

Net increase in cash	3,070,939	237,201
Cash, beginning of period	35,653	5,419
Cash, end of period	$3,106,592	$242,620
Supplemental operating cash flow information:
Cash paid for interest	$—	$99,890
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible promissory note into common stock	$—	$1,000,000
Issuance of common stock to settle related-party notes	$200,000	$220,000
Issuance of common stock for Relief acquisition	$6,700,128	$—
Right of use asset and liability recorded upon adoption of ASC 842	$255,938	$—

See accompanying notes to unaudited interim consolidated financial statements.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(1)	Nature of Business and Liquidity

Business

Sonnet BioTherapeutics, Inc. (“Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Sonnet’s pipeline of therapeutic compounds for oncology indications of high unmet medical need includes lead candidate, SON-080, a fully human version of low dose Interleukin-6 (IL-6) that has successfully completed Phase I clinical trials and will advance to a pilot efficacy study in patients with chemotherapy-induced peripheral neuropathy (CIPN) during 2021.

On April 1, 2020, Sonnet completed its merger (the “Merger”) with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) in accordance with the terms of the Plan of Merger dated October 10, 2019, as amended by amendment no. 1 on February 7, 2020 (the “Merger Agreement”). Immediately prior to the Merger, Chanticleer spun-off its restaurant operations to a spin-off entity and no assets or liabilities of the restaurant business remained after the spin-off. After the Merger, Chanticleer changed its name to Sonnet Biotherapeutics Holdings, Inc. (“Sonnet Holdings” or the “Company”) and is focused on advancing Sonnet’s pipeline of oncology candidates and the strategic expansion of Sonnet’s technology platform into other human disease.

Under the terms of the Merger Agreement, the Company issued shares of common stock to Sonnet’s stockholders. Sonnet Holdings assumed all outstanding and unexercised Chanticleer warrants which were converted into warrants to purchase common stock of Sonnet Holdings. In addition, Sonnet paid Chanticleer $6.0 million as a condition of close and issued warrants to the spin-off entity.

For accounting purposes, Sonnet is considered the acquiring company and the Merger has been accounted for as a reverse acquisition and recapitalization with Sonnet being treated as the accounting acquirer. As such, the financial information prior to the Merger relate solely to Sonnet. Subsequent to the Merger, the consolidated financial statements relate to the consolidated entities of the Company. See Note 3 for additional discussion of the Merger.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In August 2019, the Company executed a Share Exchange Agreement with Relief Therapeutics Holdings SA (“Relief Holdings”), to acquire and further develop Relief’s asset, atexakin alfa, together with its proprietary experimental drugs. The acquisition of Relief was completed on April 1, 2020 and the Company issued 757,933 shares of its common stock to shareholders of Relief.

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, clinical research organizations (“CROs”), and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with Covid-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. At the current time, the Company is unable to quantify the potential effects of this pandemic on its future operations.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations activities since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $3,106,592 at June 30, 2020 and cash receipts of $7,081,800 received through August 14, 2020 from the exercise of Series A Warrants will fund the Company’s projected operations into the first calendar quarter of 2021. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company entered into a common stock purchase agreement with GEM Global Yield Fund LLC SCS (“GEM”) on August 6, 2019, as amended on September 25, 2019 and January 31, 2020, (the “GEM Agreement”). Pursuant to the GEM Agreement, GEM agreed to purchase up to $20.0 million (“Aggregate Limit”) of the Company’s common stock over a three-year period commencing on the date the original agreement was executed; provided that during any period when the Company’s public float is less than $75.0 million, the Aggregate Limit will instead be equal to one-third of the amount of the Company’s public float over any consecutive 12-month period. No common stock has been issued to date under the GEM Agreement.

The Company plans to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s products candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Operations since inception have consisted primarily of organizing the Company, securing financing, developing its technologies through performing research and development and conducting preclinical studies. The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management.

(2)	Summary of Significant Accounting Policies

(a)	Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2020 and its results of operations and cash flows for the three and nine months ended June 30, 2020 and 2019. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2019 included within the Company’s prospectus filed with the Securities and Exchange Commission, or SEC, on February 11, 2020.

(b)	Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(d)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance that do not extend the estimated useful life or improve an asset are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the statement of operations. As of June 30, 2020, the property and equipment balance was comprised of leasehold improvements and computer equipment associated with the Princeton office lease discussed in Note 7.

(e)	Net loss per share

Basic loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period and potential shares of common stock that are exercisable for little or no consideration. Included in basic weighted-average number of shares of common stock outstanding during the three and nine months ended June 30, 2020 are the Series B warrants and certain warrants issued to the spin-off entity with exercise prices of $0.0001 and $0.01 per share, respectively. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such convertible promissory notes and common stock warrants which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

June 30, 2020
Warrants	105,812
Legacy Chanticleer warrants	20,180
Series A warrants	3,300,066
3,426,058

No anti-dilutive shares existed at June 30, 2019.

(f)	Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company views and manages its business in one segment.

(g)	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The standard was effective for the Company beginning October 1, 2019. See Note 7 for further discussion of adoption of ASU 2016-02.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820’s disclosure requirements. The standard is applicable to public business entities for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of this standard on its related disclosures.

(3)	Merger with Chanticleer

As described in Note 1. the Company merged with the Chanticleer Holdings on April 1, 2020. The Merger was accounted for as a reverse recapitalization with the Company as the accounting acquirer. Legacy Chanticleer shareholders were issued 547,639 shares of common stock. Merger consideration paid by the Company to Chanticleer Holdings included $6.0 million of cash and issuance of warrants to the spin-off entity. The Company reflected the $6.0 million cash paid to the spin-off entity as a decrease to additional paid-in capital.

(4)	Relief Acquisition

In August 2019, the Company executed a Share Exchange Agreement with Relief Holdings, in which the Company agreed to acquire the outstanding shares of Relief. The Company issued 757,933 shares of common stock upon closing of the transaction on April 1, 2020.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

For accounting purposes, the Company determined that the acquisition of Relief did not meet the definition of a business and was accounted for as an asset acquisition since substantially all of the fair value of the assets acquired was concentrated in a single identified intangible asset, atexakin alfa.

Fair value of common stock issued:	$6,700,128

Assets acquired:
Cash	$16,194
Prepaid expenses and other current assets	29,311
In-process research and development (IPR&D)	6,826,495
Total assets acquired	$6,872,000

Liabilities assumed
Accounts payable	45,757
Accrued expenses	126,115
Total liabilities assumed	$171,872

Net assets acquired	$6,700,128

The Company expensed the acquired IPR&D as of the acquisition date since further development and regulatory approval are required.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(5)	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	September 30,
	2020	2019
Professional fees	$589,760	$657,914
Compensation and benefits	38,843	166,951
Value-added tax	57,557	—
Other expenses	16,674	—
	$702,834	$824,865

(6)	Debt

Related-party notes

During the nine months ended June 30, 2020 and 2019, the Company issued unsecured notes payable to various related parties resulting in cash proceeds of $55,000 and $89,367, respectively. These notes are payable on demand and payments of $46,461 and $854,554 were made during the nine months ended June 30, 2020 and 2019, respectively. The interest on these notes was de minimis during each of those periods.

In October 2019 and December 2018, the Company issued 8,526 and 29,307 shares of common stock to settle $200,000 and $220,000 of related party notes, respectively.

PPP Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act includes a provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and further amended by the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), which was enacted on June 5, 2020.

In May 2020, the Company received a PPP Loan of $124,375. The application for these funds required the Company to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The Company was also required to certify that the loan funds would be used to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per year.

Under the terms of the CARES Act, the Company can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness, if any, will be determined, subject to limitations, based on the use of loan proceeds for payroll costs, rent and utility costs and provided that only a portion of the use of proceeds are for non-payroll costs. The unforgiven portion of the PPP Loan may be repaid by the Company at any time prior to maturity with no prepayment penalty. While the Company believes that its use of the loan proceeds will meet the conditions for forgiveness of the PPP Loan, at this time there can be no assurance that the Company will obtain forgiveness of the loan in whole or in part.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Loan recipients may elect an eight week or 24 week forgiveness period and the repayment period begins on the date which the amount of forgiveness is determined. In the event that a loan recipient has not applied for forgiveness within 10 months of the end of its covered forgiveness period, the loan recipient must begin making principal and interest payments on that date. As of June 30, 2020, the full amount of the PPP Loan is classified as a note payable within the Company’s consolidated balance sheets.

(7)	Leases

The Company adopted ASC 842 - Leases on October 1, 2019. Through September 30, 2019, the Company’s leases consisted of leased office space under various operating leases with terms of one year or less. These leases qualified as short-term leases and as such, there was no cumulative impact from the adoption of ASC 842.

In December 2019, the Company entered a 36-month lease for office space in Princeton, New Jersey, which commenced February 1, 2020. At that time, the Company terminated its existing month-to-month leases for office space.

The components of lease expense for the nine months ended June 30, 2020 are as follows:

Lease expense
Operating lease expense	$42,567
Short-term lease expense	51,171
Total lease cost	$93,738

At June 30, 2020, the weighted-average remaining lease term was 2.6 years and the weighted average discount rate was 12%.

Cash flow information related to operating leases for the nine months ended June 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,771

Future minimum lease payments under non-cancellable leases at June 30, 2020 are as follows:

Fiscal year
2020 (excluding the nine months ended June 30, 2020)	$25,063
2021	101,516
2022	103,440
2023	34,695
Total undiscounted lease payments	264,714
Less: imputed interest	(38,854)
Total lease liabilities	$225,860

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

(8)	Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of its business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Employment Agreements

The Company has entered into employment contracts with its officers and certain employees that provide for severance and continuation of benefits in the event of termination of employment either by the Company without cause or by the employee for good reason, both as defined in the contract. In addition, in the event of termination of employment following a change in control, as defined, either by the Company without cause or by the employee for good reason, any unvested portion of the employee’s initial stock option grant becomes immediately vested. Through June 30, 2020 no stock options have been granted.

Operating Leases

In December 2019, the Company entered into a 36 month lease for office space in Princeton, New Jersey, which commenced in February 2020. Monthly future lease payments are disclosed in Note 7.

(9)	Stockholders’ Equity (Deficit)

Common stock

Prior to the Merger, during the six months ended March 31, 2020, the Company sold 186,075 shares of common stock and issued warrants to purchase 93,038 shares of common stock with an exercise price of $29.32 per share for net proceeds of $4,070,030. In addition, the Company issued 8,526 shares of common stock upon conversion of outstanding promissory notes with an outstanding principal balance of $200,000 at the time of conversion.

Upon consummation of the Merger, the Company issued 547,639 common shares and 206,371 warrants to legacy Chanticleer shareholders. The warrants are to purchase shares of common stock with exercise prices ranging from $0.01 per share to $1,820 per share and a weighted average exercise price of $26.60 per share.

On April 1, 2020, the Company sold 1,699,232 shares of common stock to new investors for net proceeds of $15,000,000 in a private placement. The new investors also received 3,300,066 Series A warrants with an exercise price of $5.3976 and 2,247,726 Series B warrants with an exercise price of $0.0001. An advisor for the private placement was issued 453,128 shares of common stock.

The Company issued 757,933 shares to acquire the nets assets of Relief (see Note 4).

During the nine months ended June 30, 2019, the Company sold 329,708 shares of common stock in exchange for net proceeds of $2,382,000 and issued 162,522 shares of common stock upon conversion promissory notes with an aggregate outstanding principal balance of $1,250,000 at the time of conversion.

Common stock Warrants

As of June 30, 2020, the following equity-classified warrants and related terms were outstanding:

	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Warrants	105,812	$29.32	October 1, 2022 - March 10, 2023
Chanticleer warrants	206,341	$0.01 - $1,820	October 1, 2020 - December 17, 2028
Series A warrants	3,300,066	$5.40	April 16, 2025
Series B warrants	2,247,726	$0.0001	April 16, 2025
	5,859,945

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Series A and Series B warrants include certain down-round protection provisions based upon the Company’s volume weighted average closing stock price and in the event the Company were to sell shares of its common stock at a price below the Series A warrant exercise price then in effect. The Company determined these provisions do not preclude equity classification as the provisions do not violate the indexation guidance, as prescribed within ASC 815-40.

(10)	Related-Party Transactions

During the nine months ended June 30, 2020 and 2019, the Company entered into various debt agreements with several officers of the Company. The terms of the debt and related components are further described in more detail in Note 6.

(11)	Subsequent Events

The Company has evaluated subsequent events through August 14, 2020, the date at which the interim consolidated financial statements were available to be issued and there are no other items requiring disclosure except for the following:

RSUs

On July 2, 2020 the Company issued 653,845 restricted stock units under the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”) with vesting as to 50% on April 2, 2021 and 50% on April 2, 2022.

Series B Exercises

Subsequent to June 30, 2020, an aggregate of 2,223,863 shares of common stock have been issued upon the exercise of Series B Warrants resulting in proceeds of $223.

Warrant Exercise Amendment

In August 2020, in order to induce the holders to exercise their warrants for cash, the Company agreed to reduce the exercise price of the Series A Warrants from $5.3976 to $3.19 per share. In addition, each warrant holder has agreed not to purchase any shares of common stock, other than pursuant to exercises of the Series A Warrants, until such time that no Series A Warrants are held by such holder.

Upon exercise of the Series A Warrants, each holder will receive a Series C Warrant to purchase 3.4331 shares of the Company’s common stock, or an aggregate of 11,329,436 Series C Warrants. The Series C Warrants are substantially similar to the Series A Warrants, except that the Series C Warrants do not contain subsequent issuance price protection. The Series C Warrants are exercisable six months from the date of issuance and will expire on October 16, 2025.

In connection with the amendment to the Series A Warrants, the Series B Warrants no longer provide for resets to the number of shares of common stock underlying the Series B Warrants. As a result, the maximum number of shares of common stock issuable upon exercise of all of the Series B Warrants is 4,532,526 (of which 2,223,863 shares have already been issued upon exercises since June 30, 2020), which results from an increase of 2,284,800 shares pursuant to the terms of the amendment.

Subsequent to the amendment, the holders exercised 2,220,000 Series A warrants resulting in gross proceeds of $7,081,800.

Licensing Letter of Intent

On August 4, 2020, the Company executed a letter of intent to negotiate an agreement to license its SON-081 and SON-080 assets, both low-dose formulations of Interleukin 6, for diabetic peripheral neuropathy and chemotherapy-induced peripheral neuropathy to New Life Therapeutics Pte. Ltd. (“New Life”) of Singapore. The licensed territory would include the Association of Southeast Asian Nations (ASEAN) countries of Singapore, Malaysia, Indonesia, Thailand, The Philippines, Cambodia, Brunei, Vietnam, Myanmar and Lao PDR.

The Company received a $500,000 non-refundable payment in connection with the execution of the letter of intent from New Life. The letter of intent outlines an agreement that could provide the Company total up to $40 million in milestone payments and a royalty of 30% on commercial sales. The letter of intent is non-binding and there is no assurance that the Company will be able to execute a definitive agreement with New Life on the terms set forth in the letter of intent or at all.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our,” or the “Company”), formerly known as Chanticleer Holdings, Inc., is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Sonnet’s pipeline of therapeutic compounds for oncology indications of high unmet medical need includes lead candidate, SON-080, a fully human version of low dose Interleukin-6 (IL-6) that has successfully completed Phase I clinical trials and will advance to a pilot efficacy study in patients with chemotherapy-induced peripheral neuropathy (CIPN) during 2021.

On April 1, 2020, the Company completed its merger transaction with Sonnet BioTherapeutics, Inc. (“Sonnet Sub”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019, among the Company, Biosub Inc. (“Merger Sub”), and Sonnet Sub, as amended by Amendment No. 1 thereto, dated as of February 7, 2020 (as so amended, the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet Sub, with Sonnet Sub surviving as a wholly-owned subsidiary of the Company (the “Merger”). Immediately prior to the Merger, on April 1, 2020, the Company spun-off its restaurant operations to a spin-off entity (the “Spin-Off Entity”) and no assets or liabilities of the restaurant business remained after the spin-off. On April 1, 2020, in connection with the Merger, the Company changed its name to “Sonnet BioTherapeutics Holdings, Inc.”

For accounting purposes, Sonnet Sub is considered to be the acquiring company and the Merger has been accounted for as a reverse acquisition and recapitalization with Sonnet Sub being treated as the accounting acquirer. As such, the financial information prior to the Merger relate solely to Sonnet Sub. Subsequent to the Merger, the consolidated financial statements relate to the consolidated entities of the Company.

In August 2019, Sonnet Sub executed a Share Exchange Agreement with Relief Therapeutics Holdings SA (“Relief Holdings”), in which Sonnet Sub agreed to acquire the outstanding shares of Relief Therapeutics SA (“Relief”), a wholly-owned subsidiary of Relief Holdings, by issuing shares of Sonnet Sub’s common stock. Sonnet Sub assumed the development of Relief’s asset, atexakin alfa, together with its proprietary experimental drugs. The acquisition of Relief closed on April 1, 2020 and Relief is now a wholly-owned subsidiary of Sonnet Sub.

Since Sonnet Sub’s inception in 2015, it has devoted substantially all of its efforts and financial resources to organizing and staffing the company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for its product candidates. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has funded its operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. Through June 30, 2020, Sonnet Sub has received net proceeds of $28.1 million from sales of its common stock, warrants and convertible promissory notes.

The Company has incurred recurring operating losses and negative cash flows since inception. The Company’s ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of its current or future product candidates. The Company’s net losses were $16.7 million for the nine months ended June 30, 2020. As of June 30, 2020, the Company had cash of $3.1 million. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. The Company expects that its expenses and capital requirements will increase substantially in connection with its ongoing activities, particularly if and as the Company:

●	conducts additional clinical trials for its product candidates;

●	continues to discover and develop additional product candidates;

●	acquires or in-licenses other product candidates and technologies;

●	maintains, expands and protects its intellectual property portfolio;

●	hires additional clinical, scientific and commercial personnel;

●	establishes a commercial manufacturing source and secures supply chain capacity sufficient to provide commercial quantities of any product candidates for which it may obtain regulatory approval;

●	seeks regulatory approvals for any product candidates that successfully complete clinical trials;

●	establishes a sales, marketing and distribution infrastructure to commercialize any products for which it may obtain regulatory approval; and

●	adds operational, financial and management information systems and personnel, including personnel to support its product development and planned future commercialization efforts, as well as to support its transition to a public reporting company.

The Company will not generate revenue from product sales, if any, unless and until it receives licensing revenue and/or successfully completes clinical development and obtains regulatory approval for its product candidates. If the Company obtains regulatory approval for any of its product candidates and does not enter into a commercialization partnership, the Company expects to incur significant expenses related to developing its internal commercialization capability to support product sales, marketing and distribution. As a result of the Merger, as described above, the Company will incur additional costs associated with operating as a public company.

As a result, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. The Company may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company fails to raise capital or enter into such agreements as and when needed, the Company may have to significantly delay, reduce or eliminate the development and commercialization of one or more of its product candidates or delay its pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, the Company is unable to predict the timing or amount of increased expenses or when or if it will be able to achieve or maintain profitability. Even if the Company is able to generate product sales, the Company may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then the Company may be unable to continue its operations at planned levels and be forced to reduce or terminate its operations.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of the Company’s product candidates. The Company expenses research and development costs as incurred and such costs include:

●	employee-related expenses, including salaries and related benefits, for employees engaged in research and development functions;

●	expenses incurred in connection with the preclinical and clinical development of the Company’s product candidates, including under agreements with third parties, such as consultants and clinical research organizations;

●	the cost of manufacturing drug products for use in the Company’s preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contract manufacturing organizations;

●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance;

●	costs related to compliance with regulatory requirements; and

●	payments made under third-party licensing agreements.

The Company recognizes external development costs based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its service providers. This process involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods have been delivered or the services have been performed.

The Company’s direct research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with its preclinical development, process development, manufacturing and clinical development activities. The Company’s direct research and development expenses also include fees incurred under third-party license agreements. The Company does not allocate employee costs and costs associated with its discovery efforts, laboratory supplies and facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. The Company uses internal resources primarily to conduct its research and discovery as well as for managing its preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, the Company does not track its costs by product candidate.

The Company expects its research and development expense will increase for the foreseeable future as it expects to advance development of its product candidates. The successful development of the Company’s product candidates is highly uncertain. At this time, the Company cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of its current pipeline or any future product candidates the Company may develop due to the numerous risks and uncertainties associated with clinical development, including risk and uncertainties related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs that the Company decides to pursue;

●	the Company’s ability to maintain its current research and development programs and to establish new ones;

●	establishing an appropriate safety profile with investigational new drug-enabling studies;

●	successful patient enrollment in, and the initiation and completion of, clinical trials;

●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt of regulatory approvals from applicable regulatory authorities;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

●	The Company’s ability to establish new licensing or collaboration arrangements;

●	establishing agreements with third-party manufacturers for clinical supply for the Company’s clinical trials and commercial manufacturing, if any of the Company’s product candidates is approved;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in the Company’s clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	launching commercial sales of the Company’s product candidates, if approved, whether alone or in collaboration with others;

●	maintaining a continued acceptable safety profile of the product candidates following approval; and

●	The potential impact of COVID-19 on operations which may affect among other things, the timing of clinical trials, availability of raw materials, and the ability to access and secure testing facilities.

A change in the outcome of any of these variables with respect to the development of the Company’s product candidates could significantly change the costs and timing associated with the development of that product candidate. The Company may never succeed in obtaining regulatory approval for any of its product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, accounting, and audit services.

The Company’s general and administrative expenses will increase in the future as it increases its headcount to support its continued research activities and development of its product candidates. The Company will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Interest Income (Expense)

Interest expense consists of amounts amortized, accrued and paid under the Company’s notes payable. Interest income consists of amounts earned on a previously outstanding note receivable from Chanticleer.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes the Company’s results of operations for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$2,455,822	$391,914	$2,063,908
Acquired in-process research and development	6,826,495	—	6,826,495
General and administration	2,484,148	1,012,290	1,471,858
Loss from operations	(11,766,465)	(1,404,204)	10,362,261
Interest expense	(3,798)	(11,855)	8,057
Foreign exchange loss	(8,787)	—	(8,787)
Net loss	$(11,779,050)	$(1,416,059)	$10,361,531

Research and Development Expenses

Research and development expenses were $2.5 million for the three months ended June 30, 2020, compared to $0.4 million for the three months ended June 30, 2019. The increase of $2.1 million was primarily due to the development of the cell line for IL12-FHAB and IL12-FHAB-IL15 manufacturing and increased costs for research and development activities due to the acquisition of Relief.

Acquired In-process Research and Development

In connection with the acquisition of Relief, the intellectual property acquired related to atexakin alfa was immediately expensed since future development and regulatory approval is required.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the three months ended June 30, 2020, compared to $1.0 million for the three months ended June 30, 2019. The increase of $1.5 million was primarily due to a $1.0 million increase in professional fees and transaction related fees associated with the closing of the Merger, $0.3 million increase in insurance expenses related to directors and officer’s insurance. The remainder of the increase is due to scaling up of operations including those related to Relief.

Results of Operations

Comparison of the Nine Months Ended June 30, 2020 and 2019

The following table summarizes the Company’s results of operations for the nine months ended June 30, 2020 and 2019:

	Nine months ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$5,166,485	$616,325	$4,550,160
Acquired in-process research and development	6,826,495	—	6,826,495
General and administration	4,753,428	1,212,588	3,540,840
Loss from operations	(16,746,408)	(1,828,913)	14,917,495
Interest income (expense)	10,344	(162,873)	173,217
Foreign exchange loss	(8,787)	—	(8,787)
Net loss	$(16,744,851)	$(1,991,786)	$15,081,925

Research and Development Expenses

Research and development expenses were $5.2 million for the nine months ended June 30, 2020, compared to $0.6 million for the nine months ended June 30, 2019. The increase of $4.6 million was primarily due to the development of the cell line for IL12-FHAB and IL12-FHAB-IL15 manufacturing and and increased costs for research and development activities due to the acquisition of Relief.

Acquired In-process Research and Development

In connection with the acquisition of Relief, the intellectual property acquired related to atexakin alfa was immediately expensed since future development and regulatory approval is required.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the nine months ended June 30, 2020, compared to $1.2 million for the nine months ended June 30, 2019. The increase of $3.5 million was primarily due to a to a $2.2 million increase in professional fees and transaction related fees associated with the closing of the Merger, increased personnel costs of $0.7 million associated with hiring of several key executive positions beginning in January 2019 through March of 2020 and $0.3 million increase in insurance expenses related to directors and officer’s insurance. The balance of the increase was due to scaling up of operations including those related to Relief.

Interest Income (Expense)

Interest expense was $0.2 million during the nine months ended June 2019 on our interest bearing convertible debt which was converted in December 2018.

Liquidity and Capital Resources

Since its inception, the Company has not generated any revenue from any sources, including from product sales, and has incurred recurring losses and negative cash flows from its operations. The Company has funded its operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. Through June 30, 2020, the Company had received net proceeds of $28.1 million from sales of its common stock, warrants and convertible promissory notes. The following table summarizes the Company’s sources and uses of cash for each of the periods presented:

	Nine Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(10,072,016)	$(1,379,612)
Net cash used in investing activities	(76,183)	—
Net cash provided by financing activities	13,219,138	1,616,813
Net increase in cash	$3,070,939	$237,201

Operating Activities

During the nine months ended June 30, 2020, the Company used $10.1 million of cash in operating activities. Cash used in operating activities reflected the Company’s net loss of $16.7 million, $0.2 million net increase in operating assets and liabilities primarily due to cash outflows for research and development activities offset by an add back for a non-cash charge for acquired in-process research and development of $6.8.

During the nine months ended June 30, 2019, the Company used $1.4 million of cash in operating activities. Cash used in operating activities reflected the Company’s net loss of $2.0 million offset by noncash interest of $0.1 million and $0.6 million increase in accounts payable and accruals primarily attributable continued research and development efforts and accrued costs associated with the Merger and Relief acquisition.

Investing Activities

During the nine months ended June 30, 2020, net cash used in investing activities was $76 thousand consisting of purchases of office furniture and computer equipment.

Financing Activities

During the nine months ended June 30, 2020, net cash provided by financing activities was $13.2 million, consisting primarily of $19.1 million of net proceeds from the sale of common stock and warrants partially offset by a $6.0 million payment to the Spin-Off Entity in connection with the Merger.

During the nine months ended June 30, 2019, net cash provided by financing activities was $1.6 million, consisting of proceeds of $2.4 million from the sale of common stock, partially offset by $0.9 million in net repayments of related party notes.

Funding Requirements

The Company expects its expenses to increase substantially in connection with its ongoing activities, particularly as it advances the preclinical activities and clinical trials of its product candidates in development. In addition, the Company expects to incur additional costs associated with operating as a public company. The timing and amount of the Company’s operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for the Company’s current or future product candidates;

●	the clinical development plans the Company establishes for these product candidates;

●	the number and characteristics of product candidates and programs that the Company develops or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that the Company perform more studies for its product candidates than those that the Company currently expects;

●	the Company’s ability to obtain marketing approval for its product candidates;

●	the cost of filing, prosecuting, defending and enforcing the Company’s patent claims and other intellectual property rights covering its product candidates;

●	the Company’s ability to maintain, expand and defend the scope of its intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against the Company or its product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to the Company’s product candidates;

●	the Company’s ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent the Company retains development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which the Company may receive regulatory approval in regions where the Company chooses to commercialize its products on its own;

●	the success of any other business, product or technology that the Company acquires or in which it invests;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	the Company’s need and ability to hire additional management and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for the Company’s business;

●	market acceptance of the Company’s product candidates, to the extent any are approved for commercial sale;

●	the effect of competing technological and market developments; and

●	the potential impact of the COVID-19 pandemic on the Company’s clinical trials and operations.

Until such time, if ever, as the Company’s can generate substantial product revenue, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of the Company’s stockholders and the rights of the stockholders of the combined organization following the closing of the Merger. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit the Company’s ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, the Company may have to relinquish valuable rights to its technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to the Company. If the Company is unable to raise additional funds through equity or debt financings or other arrangements when needed, the Company may be required to delay, reduce or eliminate its product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that the Company would otherwise prefer to develop and market themselves.

On August 3, 2020, the Company entered into the Exercise Agreements with the Holders. Pursuant to the Exercise Agreements, in order to induce the Holders to exercise the Series A Warrants for cash, pursuant to the terms of the Series A Warrants, the Company agreed to reduce the exercise price of the Series A Warrants from $5.3976 to $3.19 per share (the at-the-market price of the Common Stock at the time of execution under the rules of the Nasdaq Stock Market). The Holders and the Company agreed that the Holders will, subject to beneficial ownership limitations contained in the Series A Warrants, exercise all of their Series A Warrants with respect to an aggregate of 3,300,066 shares of Common Stock, all of the shares of Common Stock underlying such Series A Warrants (the “Warrant Shares”). The Company expects to receive aggregate gross proceeds before expenses of approximately $10.5 million from the exercise of all of the Series A Warrants by the Holders.

Pursuant to the Exercise Agreements, each Holder has agreed, until the date that no Series A Warrants are held by such Holder (i) not to purchase (including through the exercise of any other warrants) any shares of Common Stock, other than pursuant to exercises of the Series A Warrants and (ii) not to transfer any Series A Warrants other than to transferees who assume the obligations under the Exercise Agreements.

In addition, the Exercise Agreements also provide for the issuance to the Holders, Series C Warrants (the “Series C Warrants”) to purchase 3.4331 shares of Common Stock (the “Series C Warrant Shares”) for each share of Common Stock issued upon such exercise of the Series A Warrants pursuant to the Exercise Agreements or an aggregate of 11,329,436 Series C Warrants. The terms of the Series C Warrants will be substantially similar to those of the Series A Warrants, except that the Series C Warrants will have an exercise price of $3.19, do not contain subsequent issuance price protection, will not be exercisable until the date that is six months from the date of issuance of each Series C Warrant and will expire on October 16, 2025.

From July 1, 2020 through August 6, 2020, 2,220,000 Series A warrants were exercised for proceeds of $7,081,800.

The Company believes its cash of $3,106,592 at June 30, 2020 and cash receipts of $7,081,800 received through August 14, 2020 from the exercise of Series A Warrants will fund the Company’s projected operations into the first calendar quarter of 2021.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of June 30, 2020 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Leases (1)	$101,042	$163,672	$—		$264,714
Debt Obligations(2)	25,919	124,375	—	—	150,294
Total	$126,961	$288,047	$—	$—	$415,008

(1) Reflects obligations pursuant to the Company’s office lease in Princeton, New Jersey.

(2) Reflects unsecured notes payable issued to various other related parties and a loan under the Payroll Protection Program.

In addition to the contracts with payment commitments that the Company has reflected in the table above, the Company has entered into other contracts in the normal course of business with certain CROs, CMOs and other third-parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by the Company upon prior notice and, as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of the Company’s service providers, up to the date of cancellation.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in its financial statements. The Company bases its estimates on historical experience, known trends and events and various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

While the Company’s significant accounting policies are described in more detail in the notes to its financial statements included elsewhere in this 10-Q, The Company believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of its financial statements.

Research and development expenses

Research and development expense consist primarily of costs incurred in connection with the development of the Company’s product candidates. The Company expenses research and development costs as incurred.

At the end of each reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, The Company may record net prepaid or accrued expense relating to these costs. As of June 30, 2020, the Company has not made any material adjustments to its prior estimates of accrued research and development expenses.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company does not engage in off-balance sheet financing arrangements. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. The Company therefore believes that it is not materially exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in these relationships.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact the Company’s financial position and results of operations is disclosed in Note 2 to the Company’s financial statements included elsewhere in this 10-Q.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2020, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2020 because of the material weakness in the Company’s internal control over financial reporting that existed at September 30, 2019 that has not been fully remediated by the end of the period covered by this quarterly report on Form 10-Q. Notwithstanding the identified material weakness and management’s assessment that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020, management believes that the interim financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness and remediation activities discussed below, there were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

Material Weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management recognized that the Company had a material weakness in its internal control over financial reporting as it did not maintain a sufficient complement of personnel commensurate with its accounting and reporting requirements. The material weakness had not been remediated as of September 30, 2019.

Management determined that the deficiencies, evaluated in the aggregate, could potentially result in a material misstatement of the consolidated financial statements in a future annual or interim period that would not be prevented or detected. Therefore, the deficiencies constitute material weaknesses in internal control. Based on that evaluation, management determined that our internal controls over financial reporting were not effective as of September 30, 2019.

Remediation Plans

Prior to the Merger, we initiated several steps to evaluate and implement measures designed to improve our internal control over financial reporting in order to remediate the control deficiencies noted above, including hiring an Accounting Manager and retaining the services of outside consultants to assist in improving the Company’s internal controls, enhancing its reporting processes thereby reducing the risk of undetected errors. In addition, the Company intends to (a) institute quarterly meetings to identify significant infrequent and unusual transactions as well as ensure timely reporting, (b) continue to engage an accounting advisory firm to assist with, among other areas, the analysis of complex, infrequent and unusual transactions and (c) continue our assessment of internal controls over financial reporting in accordance with the 2013 integrated framework, as prescribed by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending June 30, 2020 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 19, 2020, as amended on April 22, 2020, in our definitive proxy statement/prospectus/information statement filed with the Securities and Exchange Commission on February 11, 2020 under Rule 424 of the Securities Act of 1933, as amended, and in our Current Report on Form 8-K with the Securities and Exchange Commission on May 18, 2020.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Amendment to Certificate of Incorporation of the Company related to the Reverse Stock Split (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

3.2	Amendment to Certificate of Incorporation of the Company related to the Authorized Share Increase (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

3.3	Amendment to Certificate of Incorporation of the Company related to the Name Change (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

4.1	Spin-Off Entity Warrant, dated April 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

4.2	Form of Sonnet BioTherapeutics, Inc. Converted Warrant.

4.3	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.1	Employment Agreement, between Susan Dexter and the Company, dated April 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: August 14, 2020	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

