Form 10-Q
period 2020-12-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2021-02-16
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 17,555,928 shares of common stock, par value $0.0001 of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of February 12, 2021.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Part I

Item 1: Financial Statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2020	2020
Assets
Current assets:
Cash	$2,348,096	$7,349,903
Prepaid expenses and other current assets	350,870	287,738
Total current assets	2,698,966	7,637,641
Property and equipment, net	64,808	67,889
Operating lease right-of-use asset	186,200	205,919
Other assets	82,959	82,959
Total assets	$3,032,933	$7,994,408
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Related-party notes	$1,060	$21,184
Accounts payable	2,259,481	2,057,559
Accrued expenses	2,446,514	2,063,678
Operating lease liability	85,051	82,060
Deferred income	500,000	500,000
Total current liabilities	5,292,106	4,724,481
Note payable	125,193	124,878
Operating lease liability	102,900	125,132
Total liabilities	5,520,199	4,974,491

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 17,175,729 and 14,724,105 issued and outstanding at December 31, 2020 and September 30, 2020, respectively	1,717	1,472
Additional paid-in capital	40,093,514	39,723,702
Accumulated deficit	(42,582,497)	(36,705,257)
Total stockholders’ (deficit) equity	(2,487,266)	3,019,917
Total liabilities and stockholders’ equity (deficit)	$3,032,933	$7,994,408

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2020	2019
Operating expenses:
Research and development	$3,866,007	$1,408,148
General and administrative	1,997,986	1,060,906
Loss from operations	(5,863,993)	(2,469,054)

Foreign exchange loss	(13,247)	—
Net loss	$(5,877,240)	$(2,469,054)
Share information:
Net loss per share, basic and diluted	$(0.34)	$(0.44)
Weighted average shares outstanding, basic and diluted	17,218,485	5,591,894

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2020	14,724,105	$1,472	$39,723,702	$(36,705,257)	$3,019,917
Warrant exercises	23,863	2	—	—	2
Net share settlement of warrants	2,427,761	243	(243)	—	—
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(5,877,240)	(5,877,240)
Balance at December 31, 2020	17,175,729	$1,717	$40,093,514	$(42,582,497)	$(2,487,266)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2019	5,547,643	$555	$9,594,100	$(12,440,142)	$(2,845,487)
Sale of common stock, net of issuance costs	128,313	13	2,715,017	—	2,715,030
Issuance of common stock to settle related-party notes	8,526	1	199,999	—	200,000
Net loss	—	—	—	(2,469,054)	(2,469,054)
Balance at December 31, 2019	5,684,482	$569	$12,509,116	$(14,909,196)	$(2,399,511)

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements Cash Flows

(unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,877,240)	$(2,469,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,081	—
Amortization of operating lease right-of-use asset	19,719	—
Share-based compensation	370,055	—
Non-cash interest	316	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(63,132)	(15,383)
Accounts payable	201,922	1,337,625
Accrued expenses	382,836	(661,169)
Operating lease liability	(19,242)	—
Net cash used in operating activities	(4,981,685)	(1,807,981)
Cash flows from investing activities:
Purchases of property and equipment	—	(21,748)
Net cash used in investing activities	—	(21,748)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	2,700,030
Proceeds from the exercise of warrants	2	—
Proceeds received from related-party notes	—	30,000
Repayments of related-party notes	(20,124)	(46,461)
Net cash provided by (used in) financing activities	(20,122)	2,683,569

Net increase (decrease) in cash	(5,001,807)	853,840
Cash, beginning of period	7,349,903	35,653
Cash, end of period	$2,348,096	$889,493
Supplemental disclosure of non-cash investing and financing activities:
Non-cash purchase of property and equipment	$—	$26,666
Issuance of common stock to settle related-party notes	$—	$200,000

See accompanying notes to unaudited interim consolidated financial statements

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations activities since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $2.3 million at December 31, 2020 and net proceeds of $1.1 million from the sale of common stock discussed below will fund the Company’s projected operations into March 2021. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on February 5, 2021 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15,875,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. The Company is not obligated to make any sales of shares under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Through February 12, 2021 the Company sold an aggregate of 380,199 shares under the Sales Agreement for gross proceeds of an aggregate of $1,168,880 net of fees of $35,066 for net proceeds of $1,133,814.

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

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and its results of operations and cash flows for the three months ended December 31, 2020 and 2019. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet Holdings as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

b. Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

c. Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

d. Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance that do not extend the estimated useful life or improve an asset are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the statement of operations. As of December 31, 2020, the property and equipment balance was comprised of leasehold improvements and computer equipment associated with the Princeton office lease discussed in Note 5.

e. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three months ended December 31, 2020 are the Series B warrants with an exercise price of $0.001 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	December 31,	December 31,
	2020	2019
Warrants	105,812	64,156
Legacy Chanticleer warrants	17,760	—
Series C warrants	11,329,463	—
Unvested restricted stock	653,845	—
	12,106,880	64,156

f. Recent accounting pronouncements

Recently Announced

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the new standard to determine the potential impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

Recently Adopted

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820’s disclosure requirements. The adoption of ASU 2018-13 on October 1, 2019, did not have a material impact on the consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	September 30,
	2020	2020
Compensation and benefits	$1,250,343	$1,065,398
Research and development	889,854	519,159
Professional fees	303,426	479,121
Other	2,891	—
	$2,446,514	$2,063,678

4. Debt

Related-party notes

During the three months ended December 31, 2019, the Company issued unsecured notes payable to various related parties resulting in cash proceeds of $30,000. These notes are payable on demand and payments of $20,124 and $46,461 were made during the three months ended December 31, 2020 and 2019, respectively. The interest on these notes was de minimis during each of those periods.

In October 2019, the Company issued 8,526 shares of common stock to settle $0.2 million of related party notes.

PPP Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act includes a provision for a Paycheck Protection Program (“PPP”), administered by the U.S. Small Business Administration (“SBA”) and further amended by the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), which was enacted on June 5, 2020.

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

Loan recipients may elect an eight week or 24 week forgiveness period and the repayment period begins on the date which the amount of forgiveness is determined. In the event that a loan recipient has not applied for forgiveness within 10 months of the end of its covered forgiveness period, the loan recipient must begin making principal and interest payments on that date. As of December 31, 2020 and September 30, 2020, the full amount of the PPP Loan is classified as a note payable within the Company’s consolidated balance sheets.

5. Leases

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

The components of lease expense for the three months ended December 31, 2020 are as follows:

Lease expense
Operating lease expense	$25,540
Short-term lease expense	6,586
Total lease cost	$32,126

At December 31, 2020, the weighted-average remaining lease term was 2 years and the weighted average discount rate was 12%.

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow from operating loss	$25,063

Future minimum lease payments under non-cancellable leases at December 31, 2020 are as follows:

Fiscal year
2021 (excluding the three months ended December 31, 2020)	$76,454
2022	103,440
2023	34,695
Total undiscounted lease payments	214,589
Less: imputed interest	(26,638)
Total lease liabilities	$187,951

6. Commitments and Contingencies

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

7. Stockholders’ Equity (Deficit)

Common stock

During the three months ended December 31, 2019, the Company sold 128,313 shares of common stock for net proceeds of $2.7 million. In addition, the Company issued 8,526 shares of common stock and warrants to purchase 4,262 upon conversion of outstanding promissory notes with an outstanding principal balance of $0.2 million at the time of conversion.

Common stock warrants

As of December 31, 2020, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Warrants	105,812	$29.32	October 1, 2022 - March 10, 2023
Chanticleer warrants	17,760	$58.50 - $91.00	April 30, 2027 - December 17, 2028
Series B warrants	42,373	$0.0001	April 16, 2025
Series C warrants	11,329,463	$3.19	October 16, 2025
	11,495,408

During the three months ended December 31, 2020, the Series B warrant holders exercised 23,863 warrants for proceeds of $2. An additional 2,242,427 of Series B warrants were net share settled, resulting in the issuance of 2,242,339 shares of common stock.

During the three months ended December 31, 2020, the Chanticleer warrants to purchase 186,161 shares of common stock with an exercise price of $0.01 per share were net share settled, resulting in the issuance of 185,422 shares of common stock.

8. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares authorized under the Plan as of December 31, 2020 was 653,846, all of which have been granted as of December 31, 2020. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

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

The Company recorded share-based compensation expense associated with the RSUs in its accompanying statements of operations.

Three Months Ended
December 31, 2020
Research and development	$105,694
General and administrative	264,361
$370,055

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at September 30, 2020	653,845	$3.63
Granted	—	—
Unvested balance at December 31, 2020	653,845	$3.63

As of December 31, 2020, total unrecognized compensation expense relating to unvested RSUs granted was $1.6 million, which is expected to be recognized over a period of 1.25 years.

9. Subsequent Events

The Company has evaluated subsequent events and there are no items requiring disclosure except the entrance into an At-the-Market Sales Agreement discussed in Note 1.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our need for significant additional capital and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our products and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	the potential impact of the recent COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet Holdings” or ,” “we,” “us,” “our,” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Our pipeline of therapeutic compounds for oncology indications of high unmet medical need includes lead candidate, SON-080, a fully human version of low dose Interleukin-6 (IL-6) that has successfully completed Phase I clinical trials and will advance to a pilot efficacy study in patients with chemotherapy-induced peripheral neuropathy (CIPN) during 2021.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $5.9 million and $2.5 million for the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had cash of $2.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	conduct additional clinical trials for product candidates;

●	continue to discover and develop additional product candidates;

●	acquire or in-license other product candidates and technologies;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;

●	establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

●	seek regulatory approval for product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our operation as a public reporting company.

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

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt.

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

Immediately following the Merger, Sonnet became a wholly-owned subsidiary of Sonnet Holdings. For accounting purposes, Sonnet is considered to be the acquiring company and the Merger has been accounted for as a reverse acquisition and recapitalization with Sonnet being treated as the accounting acquirer. As such, the financial information prior to the Merger relate solely to Sonnet. Subsequent to the Merger, the consolidated financial statements relate to the consolidated entities of the Company.

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

Results of Operations

Comparison of the three months ended December 31, 2020 and 2019

The following table summarizes the Company’s results of operations for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019	Change
Operating expenses
Research and development	$3,866,007	$1,408,148	$2,457,859
General and administration	1,997,986	1,060,906	937,080
Loss from operations	(5,863,993)	(2,469,054)	(3,394,939)
Foreign exchange loss	(13,247)	—	(13,247)
Net loss	$(5,877,240)	$(2,469,054)	$(3,408,186)

Research and Development Expenses

Research and development expenses were $3.9 million for the three months ended December 31, 2020, compared to $1.4 million for the three months ended December 31, 2019. The increase of $2.5 million was primarily due to the development of the cell line for IL12-FHAB and IL12-FHAB-IL15 manufacturing and increased costs for research and development activities due to the acquisition of Relief, including an increase in payroll and share-based compensation expense as we expanded our operations.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended December 31, 2020, compared to $1.1 million for the three months ended December 31, 2019. The increase of $0.9 million was primarily due to an increase in insurance expenses related to directors and officer’s insurance, and an increase in payroll and share-based compensation expense as we expanded our operations to support our overall business objectives.

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

	Three Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(4,981,685)	$(1,807,981)
Net cash used in investing activities	—	(21,748)
Net cash provided by (used in) financing activities	(20,122)	2,683,569
Net increase (decrease) in cash	$(5,001,807)	$853,840

Operating Activities

During the three months ended December 31, 2020, we used $5.0 million of cash in operating activities which was primarily attributable to our net loss of $5.9 million. This amount was offset by a $0.4 million in share-based compensation expense and a $0.6 million increase in accounts payable and accruals primarily related to increased research and development efforts.

During the three months ended December 31, 2019, we used $1.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $2.5 million offset by a $0.7 million increase in accounts payable and accruals primarily attributable increased research and development efforts.

Investing Activities

During the three months ended December 31, 2019, we purchased $22 thousand of office furniture and computer equipment.

Financing Activities

During the three months ended December 31, 2020, we made repayments of related party notes of $20 thousand.

During the three months ended December 31, 2019, net cash provided by financing activities was $2.7 million, consisting of proceeds of $2.7 million from the sale of common stock, partially offset by $16 thousand in net repayments of related party notes.

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

Until such time, if ever, as the we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market.

The Company believes its cash of $2.3 million at December 31, 2020 and net proceeds of $1.1 million from the sale of common stock discussed below will fund the Company’s projected operations into March 2021. The Company will need to raise significant additional capital in the near term to fund its continuing operations.

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on February 5, 2021 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15,875,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. The Company is not obligated to make any sales of shares under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Through February 12, 2021 the Company sold an aggregate of 380,199 shares under the Sales Agreement for gross proceeds of an aggregate of $1,168,880 net of fees of $35,066 for net proceeds of $1,133,814.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$101,991	$112,598	$—	$—	$214,589
Debt Obligations (2)	$1,060	$125,193			$126,253
Total	$103,051	$237,791	$—	$—	$340,842

(1) Reflects obligations pursuant to the Company’s office lease in Princeton, New Jersey.

(2) Reflects unsecured notes payable issued to certain related parties and a loan under the Payroll Protection Program.

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

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the accrual for research and development expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While the Company’s significant accounting policies are described in more detail in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the financial statements.

Research and development expenses

Research and development expense consist primarily of costs incurred in connection with the development of the our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided. We may record net prepaid or accrued expense relating to these costs. As of December 31, 2020, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact the our financial position and results of operations is disclosed in Note 2 to the interim consolidated financial statements included elsewhere in this Form 10-Q.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2020, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending December 31, 2020 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on December 17, 2020 and the updates set forth below.

The price of our common stock has been and could remain volatile, including recently, and the market price of our common stock may decrease.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From April 2020 through February 10, 2021, the market price of the Company’s common stock has fluctuated from a high of $16.20 per share in April 2020, to a low of $2.20 per share in December 2020. Market prices for securities of life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

●	our ability to complete required clinical trials of our products and obtain approval from the FDA or other regulatory agents in different jurisdictions;
●	progress, or lack of progress, in developing and commercializing our products;
●	favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payors;
●	our ability to recruit and retain qualified regulatory and research and development personnel;
●	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
●	changes in our relationship with key collaborators;
●	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
●	changes in key personnel;
●	depth of the trading market in our common stock;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the granting or exercise of employee stock options or other equity awards;
●	realization of any of the risks described under this section titled “Risk Factors”; and
●	general market and economic conditions.

In addition, the equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of newly public companies for a number of reasons, including reasons that may be unrelated to our business or operating performance. These broad market fluctuations may result in a material decline in the market price of our common stock and you may not be able to sell your shares at prices you deem acceptable. In the past, following periods of volatility in the equity markets, securities class action lawsuits have been instituted against public companies. Such litigation, if instituted against us, could result in substantial cost and the diversion of management attention.

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

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2021.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	February 16, 2021	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

