Form 10-Q
period 2021-03-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2021-05-17
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 21,197,290 shares of common stock, par value $0.0001 of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of May 10, 2021.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Part I

Item 1: Financial Statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	September 30,
	2021	2020
Assets
Current assets:
Cash	$6,738,811	$7,349,903
Prepaid expenses and other current assets	659,202	287,738
Total current assets	7,398,013	7,637,641
Property and equipment, net	61,726	67,889
Operating lease right-of-use asset	165,773	205,919
Other assets	—	82,959
Total assets	$7,625,512	$7,994,408
Liabilities and stockholders’ equity
Current liabilities:
Related-party notes	$748	$21,184
Accounts payable	1,913,532	2,057,559
Accrued expenses	2,895,736	2,063,678
Operating lease liability	88,083	82,060
Deferred income	500,000	500,000
Total current liabilities	5,398,099	4,724,481
Note payable	125,501	124,878
Operating lease liability	79,603	125,132
Total liabilities	5,603,203	4,974,491

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 21,197,290 and 14,724,105 issued and outstanding at March 31, 2021 and September 30, 2020, respectively	2,119	1,472
Additional paid-in capital	50,641,794	39,723,702
Accumulated deficit	(48,621,604)	(36,705,257)
Total stockholders’ equity	2,022,309	3,019,917
Total liabilities and stockholders’ equity	$7,625,512	$7,994,408

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,840,399	$1,302,515	$7,706,407	$2,710,663
General and administrative	2,196,632	1,208,374	4,194,617	2,269,280
Loss from operations	(6,037,031)	(2,510,889)	(11,901,024)	(4,979,943)

Foreign exchange gain (loss)	(2,076)	14,142	(15,323)	14,142
Net loss	(6,039,107)	(2,496,747)	(11,916,347)	(4,965,801)
Share information:
Net loss per share, basic and diluted	$(0.32)	$(0.44)	$(0.66)	$(0.88)
Weighted average shares outstanding, basic and diluted	18,742,926	5,719,988	17,972,329	5,655,591

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2020	14,724,105	$1,472	$39,723,702	$(36,705,257)	$3,019,917
Warrant exercises	23,863	2	—	—	2
Net share settlement of warrants	2,427,761	243	(243)	—	—
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(5,877,240)	(5,877,240)
Balance at December 31, 2020	17,175,729	1,717	40,093,514	(42,582,497)	(2,487,266)
Sale of common stock, net of issuance costs	4,021,561	402	10,178,225	—	10,178,627
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(6,039,107)	(6,039,107)
Balance at March 31, 2021	21,197,290	$2,119	$50,641,794	$(48,621,604)	$2,022,309

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2019	5,547,643	$555	$9,594,100	$(12,440,142)	$(2,845,487)
Sale of common stock, net of issuance costs	128,313	13	2,715,017	—	2,715,030
Issuance of common stock to settle related-party notes	8,526	1	199,999	—	200,000
Net loss	—	—	—	(2,469,054)	(2,469,054)
Balance at December 31, 2019	5,684,482	569	12,509,116	(14,909,196)	(2,399,511)
Sale of common stock, net of issuance costs	57,762	5	1,354,995	—	1,355,000
Net loss	—	—	—	(2,496,747)	(2,496,747)
Balance at March 31, 2020	5,742,244	$574	$13,864,111	$(17,405,943)	$(3,541,258)

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements Cash Flows

(unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,916,347)	$(4,965,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,163	2,131
Amortization of operating lease right-of-use asset	40,146	12,205
Share-based compensation	740,110	—
Non-cash interest	624	(14,142)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(371,464)	(15,383)
Other assets	82,959	(82,959)
Accounts payable	(144,027)	1,835,322
Accrued expenses	832,058	(310,590)
Operating lease liability	(39,507)	(11,885)
Net cash used in operating activities	(10,769,285)	(3,551,102)
Cash flows from investing activities:
Purchases of property and equipment	—	(65,265)
Net cash used in investing activities	—	(65,265)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	10,178,627	4,070,030
Related party receivable	—	(200,000)
Proceeds from the exercise of warrants	2	—
Proceeds received from related-party notes	—	30,000
Repayments of related-party notes	(20,436)	(46,461)
Net cash provided by financing activities	10,158,193	3,853,569

Net (decrease) increase in cash	(611,092)	237,202
Cash, beginning of period	7,349,903	35,653
Cash, end of period	$6,738,811	$272,855
Supplemental disclosure of non-cash investing and financing activities:
Net settlement of warrants	$243	$—
Issuance of common stock to settle related-party notes	$—	$200,000
Right of use asset and liability recorded upon adoption of ASC 842	$—	$255,938

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and description of business

Description of business

Sonnet BioTherapeutics, Inc. (“Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (IL-12), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (NHP) GLP toxicity study with SON-1010 and is preparing an Investigational New Drug (IND) application for submission to the FDA with the goal of initiating a Phase 1 clinical trial during the second half of 2021. The Company acquired the global development rights to its most advanced compound, a fully human version of Interleukin 6 (IL-6), in April 2020. Sonnet is advancing its SON-080 candidate in target indications of Chemotherapy-Induced Peripheral Neuropathy (CIPN) and Diabetic Peripheral Neuropathy (DPN). Sonnet intends to file an IND for a US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the second half of 2021. Pursuant to a license agreement the Company entered with New Life in May 2021, New Life will be responsible for leading the development program for SON-080 in DPN with the objective of initiating an ex-US Phase 1b/2a pilot-scale efficacy study during the second half of 2021.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations activities since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $6.7 million at March 31, 2021 will fund the Company’s projected operations into July 2021. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on February 5, 2021 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15,875,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. The Company is not obligated to make any sales of shares under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Through March 31, 2021 the Company sold an aggregate of 4,021,561 shares under the Sales Agreement for gross proceeds of $10.6 million and net proceeds of $10.2 million.

On May 2, 2021, the Company entered into a License Agreement (the “Agreement”) with New Life Therapeutics PTE, LTD. (See Note 9).

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

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2021 and its results of operations and cash flows for the three and six months ended March 31, 2021 and 2020. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet Holdings as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

b. Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

c. Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Significant estimates include the recording of prepayments and accruals related to research and development.

d. Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance that do not extend the estimated useful life or improve an asset are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the statement of operations. As of March 31, 2021, the property and equipment balance was comprised of leasehold improvements and computer equipment associated with the Princeton office lease discussed in Note 5.

e. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and six months ended March 31, 2021 are the Series B warrants with an exercise price of $0.0001 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	March 31, 2021	March 31, 2020
Warrants	105,812	105,812
Legacy Chanticleer warrants	17,760	—
Series C warrants	11,329,463	—
Unvested restricted stock	653,845	—
	12,106,880	105,812

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	September 30,
	2021	2020
Compensation and benefits	$1,474,167	$1,065,398
Research and development	1,204,792	519,159
Professional fees	215,187	479,121
Other	1,590	—
	$2,895,736	$2,063,678

4. Debt

Related-party notes

During the six months ended March 31, 2020, the Company issued unsecured notes payable to various related parties resulting in cash proceeds of $30,000. These notes are payable on demand and payments of $20,436 and $46,461 were made during the six months ended March 31, 2021 and 2020, respectively. The interest on these notes was de minimis during each of those periods.

In October 2019, the Company issued 8,526 shares of common stock to settle $0.2 million of related party notes.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Loan recipients may elect an eight week or 24 week forgiveness period and the repayment period begins on the date which the amount of forgiveness is determined. In the event that a loan recipient has not applied for forgiveness within 10 months of the end of its covered forgiveness period, the loan recipient must begin making principal and interest payments on that date. As of March 31, 2021 and September 30, 2020, the full amount of the PPP Loan is classified as a note payable within the Company’s consolidated balance sheets.

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

The components of lease expense for the six months ended March 31, 2021 are as follows:

Lease expense
Operating lease expense	$51,078
Short-term lease expense	12,996
Total lease cost	$64,074

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

At March 31, 2021, the weighted-average remaining lease term was 1.83 years and the weighted average discount rate was 12%.

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow from operating loss	$50,442

Future minimum lease payments under non-cancellable leases at March 31, 2021 are as follows:

Fiscal year
2021 (excluding the six months ended March 31, 2021)	$51,075
2022	103,440
2023	34,695
Total undiscounted lease payments	189,210
Less: imputed interest	(21,524)
Total lease liabilities	$167,686

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

7. Stockholders’ Equity

Common stock

During the six months ended March 31, 2021, the Company sold common stock of 4,021,561 shares under the at-the-market sales agreement discussed in Note 1 for gross proceeds of an aggregate of $10.6 million and net proceeds of $10.2 million.

During the six months ended March 31, 2020, the Company sold 186,075 shares of common stock for net proceeds of $4.0 million. In addition, the Company issued 8,526 shares of common stock and warrants to purchase 4,262 upon conversion of outstanding promissory notes with an outstanding principal balance of $0.2 million at the time of conversion.

Common stock warrants

As of March 31, 2021, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Warrants	105,812	$29.32	October 1, 2022 - March 10, 2023
Chanticleer warrants	17,760	$ 58.50 - $91.00	April 30, 2027 - December 17, 2028
Series B warrants	42,373	$0.0001	April 16, 2025
Series C warrants	11,329,463	$3.19	October 16, 2025
	11,495,408

During the six months ended March 31, 2021, the Series B warrant holders exercised 23,863 warrants for proceeds of $2. An additional 2,242,427 of Series B warrants were net share settled, resulting in the issuance of 2,242,339 shares of common stock.

During the six months ended March 31, 2021, the Chanticleer warrants to purchase 186,161 shares of common stock with an exercise price of $0.01 per share were net share settled, resulting in the issuance of 185,422 shares of common stock.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

8. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares authorized under the Plan as of March 31, 2021 was 653,846, all of which have been granted as of March 31, 2021. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

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

The Company recorded share-based compensation expense associated with the RSUs in its accompanying statements of operations.

Six Months Ended
March 31, 2021
Research and development	$211,389
General and administrative	528,721
$740,110

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at September 30, 2020	653,845	$3.63
Granted	—	—
Unvested balance at March 31, 2021	653,845	$3.63

As of March 31, 2021, total unrecognized compensation expense relating to unvested RSUs granted was $1.3 million, which is expected to be recognized over a period of 1.0 year.

9. Subsequent Event

The Company has evaluated subsequent events and there are no items requiring disclosure except the following:

On May 2, 2021, the Company entered into a License Agreement (the “Agreement”) with New Life Therapeutics PTE, LTD (“New Life”). Sonnet granted New Life an exclusive license to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”).

New Life will bear the cost of, and be responsible for conducting clinical studies and additional non-clinical studies and other developmental and regulatory activities for and commercializing Products in the DPN Field.

New Life will pay the Company a $500,000 upfront cash payment and is obligated to pay a deferred license fee of an additional $1,000,000 at the time of the satisfaction of certain milestones as well as potential additional milestone payments to the Company up to $19,000,000 subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term, New Life is obligated to pay the Company tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Territory.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet Holdings” or ,” “we,” “us,” “our,” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (IL-12), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (NHP) GLP toxicity study with SON-1010 and is preparing an Investigational New Drug (IND) application for submission to the FDA with the goal of initiating a Phase 1 clinical trial during the second half of 2021. The Company acquired the global development rights to our most advanced compound, a fully human version of Interleukin 6 (IL-6), in April 2020. Going forward, we will exclusively refer to this candidate as SON-080, for its target indications of Chemotherapy-Induced Peripheral Neuropathy (CIPN) and Diabetic Peripheral Neuropathy (DPN), the latter of which had previously been known as the SON-081 program. Sonnet intends to file an IND for a US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the second half of 2021. Pursuant to a license agreement the Company entered with New Life in May 2021, New Life will be responsible for leading the development program for SON-080 in DPN with the objective of initiating an ex-US Phase 1b/2a pilot-scale efficacy study during the second half of 2021.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $11.8 million and $5.0 million for the six months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had cash of $6.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Recent Events

New Life Therapeutics License Agreement

On May 2, 2021, we entered into a License Agreement (the “Agreement”) with New Life Therapeutics PTE, LTD., a company organized under the laws of Singapore (“New Life”). Pursuant to the Agreement, we granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (or any derivatives, fragments or conjugates thereof) (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life may exercise the option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option is non-exclusive and will expire on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option is exclusive and will also expire on December 31, 2021. We are excluded from developing, using, selling or otherwise commercializing any Compounds or Products for use in the DPN Field in the Exclusive Territory during the term of the Agreement.

We retain all rights to manufacture Compounds and Products anywhere in the world. We and New Life shall enter into a follow-on supply agreement pursuant to which we shall supply to New Life Products for development and commercialization thereof in the DPN Field (and the CIPN Field, if applicable) in the Exclusive Territory on terms to be negotiated by the parties.

Pursuant to the terms of the Agreement, New Life will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies (if any, subject to both parties’ approval), preparing and filing applications for regulatory approval and undertaking other developmental and regulatory activities for and commercializing Products in the DPN Field (and the CIPN Field, if applicable) in the Exclusive Territory. New Life will own and maintain all regulatory filings and approvals for Products in the Exclusive Territory.

In consideration of the license and other rights granted by us, New Life will pay us, within 30 days of the date of the Agreement, a $500,000 upfront cash payment and is obligated to pay a deferred license fee of an additional $1,000,000 at the time of the satisfaction of certain milestones as well as potential additional milestone payments to us totaling up to $19,000,000 subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay us tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DIPN Field (or CIPN Field, if applicable). In the event New Life (i) files for an initial public offering or (ii) is subject to a Change of Control, the royalty obligations may be converted to equity subject to mutual agreement of the parties.

In addition, New Life shall pay to us a percentage, in the double digits, of all revenue received through sub-licensing of each Product, subject to certain exclusions.

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

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred and such costs include:

●	employee-related expenses, including salaries, share-based compensation and related benefits, for employees engaged in research and development functions;

●	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and clinical research organizations;

●	the cost of manufacturing drug products for use in our preclinical studies and clinical trials, including under agreements with third parties, such as consultants and contract manufacturing organizations;

●	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance;

●	costs related to compliance with regulatory requirements; and

●	payments made under third-party licensing agreements.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses
Research and development	$3,840,399	$1,302,515	$2,537,884
General and administration	2,196,632	1,208,374	988,258
Loss from operations	(6,037,031)	(2,510,889)	(3,526,142)
Foreign exchange gain (loss)	(2,076)	14,142	(16,218)
Net loss	$(6,039,107)	$(2,496,747)	$(3,542,360)

Research and Development Expenses

Research and development expenses were $3.8 million for the three months ended March 31, 2021, compared to $1.3 million for the three months ended March 31, 2020. The increase of $2.5 million was primarily due to increased expenditures for the development of the cell line for IL12-FHAB and IL12-FHAB-IL15 and increased costs for research and development activities due to the acquisition of Relief and an increase in payroll and share-based compensation expense as we expanded our operations.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended March 31, 2021, compared to $1.2 million for the three months ended March 31, 2020. The increase of $1.0 million was primarily due to an increase in insurance expense of approximately $0.2 million related to directors and officer’s insurance, and an increase in payroll and share-based compensation expense of $0.4 million to support our expanded operations.

Comparison of the six months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the six months ended March 31, 2021 and 2020:

	Six Months Ended March 31,
	2021	2020	Change
Operating expenses
Research and development	$7,706,407	$2,710,663	$4,995,744
General and administration	4,194,617	2,269,280	1,925,337
Loss from operations	(11,901,024)	(4,979,943)	(6,921,081)
Foreign exchange gain (loss)	(15,323)	14,142	(29,465)
Net loss	$(11,916,347)	$(4,965,801)	$(6,950,546)

Research and Development Expenses

Research and development expenses were $7.7 million for the six months ended March 31, 2021, compared to $2.7 million for the six months ended March 31, 2020. The increase of $5.0 million was primarily due to increased expenditures for the development of the cell line for IL12-FHAB and IL12-FHAB-IL15 and increased costs for research and development activities due to the acquisition of Relief and an increase in payroll and share-based compensation expense as we expanded our operations.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the six months ended March 31, 2021, compared to $2.3 million for the six months ended March 31, 2020. The increase of $1.9 million was primarily due to an increase in insurance expenses related to directors and officer’s insurance, and an increase in payroll and share-based compensation expense as we expanded our operations to support our overall business objectives.

Liquidity and Capital Resources

Since inception, we have not generated any significant revenue from any sources, including from product sales, and have incurred recurring losses and negative cash flows from operations. We have funded operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. Although we entered into the Agreement with New Life, all of the potential proceeds from the Agreement, except for the upfront payment that is due within 30 days of the execution of the Agreement, are contingent on various milestones or other criteria being achieved (see the discussion of the Agreement above in the section titled “Recent Events—New Life Therapeutics License Agreement”).

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(10,769,285)	$(3,551,102)
Net cash used in investing activities	—	(65,265)
Net cash provided by financing activities	10,158,193	3,853,569
Net (decrease) increase in cash	$(611,092)	$237,202

Operating Activities

During the six months ended March 31, 2021, we used $10.8 million of cash in operating activities which was primarily attributable to our net loss of $11.9 million. This amount was offset by a $0.7 million in share-based compensation expense and a net increase of $0.7 million in accounts payable and accrued expenses primarily attributable increased research and development efforts.

During the six months ended March 31, 2020, we used $3.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $5.0 million offset by a $1.5 million net increase in accounts payable and accrued expenses primarily attributable increased research and development efforts.

Investing Activities

During the six months ended March 31, 2020, we purchased $22 thousand of office furniture and computer equipment. No purchased of equipment were made during the six months ended March 31, 2021.

Financing Activities

During the six months ended March 31, 2021, we received net proceeds of $10.2 million from the sale of common stock under our at-the market facility.

During the six months ended March 31, 2020, net cash provided by financing activities was $3.9 million, primarily consisting of net proceeds of $4.1 million from the sale of common stock, partially offset by $0.2 million in net repayments of related-party notes.

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

Until such time, if ever, as the we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of ours may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market.

We believe our cash of $6.7 million at March 31, 2021 will fund our projected operations into July 2021; provided that if we sold the remaining $5.3 million in gross proceeds available under the Sales Agreement (as defined below), we believes our cash at March 31, 2021 together with the net proceeds therefrom would fund our projected operations into September 2021. We will need to raise significant additional capital in the near term to fund our continuing operations.

We entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on February 5, 2021 (the “Sales Agreement”). Pursuant to the Sales Agreement, we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15,875,000, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the Sales Agreement. We are not obligated to make any sales of shares under the Sales Agreement and any determination by us to do so will be dependent, among other things, on market conditions and our capital raising needs. Through March 31, 2021, we sold an aggregate of 4,021,561 shares under the Sales Agreement for gross proceeds of $10.6 million and net proceeds of $10.2 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$51,075	$138,135	$—	$—	$189,210
Debt Obligations (2)	$748	$125,501			$126,249
Total	$51,823	$263,636	$—	$—	$315,459

(1) Reflects obligations pursuant to our office lease in Princeton, New Jersey.

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

While our significant accounting policies are described in more detail in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the financial statements.

Research and development expenses

Research and development expense consist primarily of costs incurred in connection with the development of the our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided. We may record net prepaid or accrued expense relating to these costs. As of March 31, 2021, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending March 31, 2021 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission on December 17, 2020 and the updates set forth below.

The Agreement with New Life is important to our business. If we or New Life fail to adequately perform under the Agreement, or if we or New Life terminate the Agreement, the development and commercialization of SON-080 for the treatment of DPN in the Exclusive Territory would be delayed or terminated and our business would be adversely affected.

On May 2, 2021, we entered into the Agreement with New Life, pursuant to which we granted to New Life an exclusive license to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (or any derivatives, fragments or conjugates thereof) (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy (“DPN”) in humans in the Exclusive Territory. Our ability to generate revenue under the Agreement will depend in large part on New Life’s success in clinical development of SON-080 and success in achieving regulatory approval for, and commercializing SON-080, in the Exclusive Territory. Such efforts are subject to significant uncertainty. We have no control over the resources, time and effort that New Life may devote to the commercialization of SON-080. Any of several events or factors could have a material adverse effect on our ability to generate revenue from New Life’s commercialization of SON-080 in the Exclusive Territory. For example, New Life:

● may not complete successfully or the clinical trials necessary for approval of SON-080 for the treatment of DPN in the Exclusive Terriroty;

● may not achieve satisfactory levels of market acceptance and reimbursement by physicians, patients and third-party payers for SON-080 for the treatment of DPN;

● may not compete successfully against other products and therapies for DPN;

● may have to comply with additional requests and recommendations from foreign regulatory authorities;

● may not make all regulatory filings and obtain all necessary approvals from foreign regulatory agencies and all commercially necessary reimbursement approvals;

● may not commit sufficient resources to the marketing and distribution of SON-080, whether for competitive or strategic reasons or otherwise due to a change in business priorities; and

● may cease to perform its obligations under the terms of the Agreement.

In addition, pursuant to the Agreement, we and New Life have agreed to negotiate in good faith to enter into a supply agreement. There can be no assurance that we will be able to reach mutually agreeable terms on such agreement with New Life, and the absence of agreement on such terms would prevent us from gaining the expected benefit of the Agreement.

The price of our common stock has been and could remain volatile, including recently, and the market price of our common stock may decrease.

The market price of our common stock has historically experienced and may continue to experience significant volatility. From April 2020 through May 14, 2021, the market price of the Company’s common stock has fluctuated from a high of $16.20 per share in April 2020, to a low of $1.44 per share in May 2021. Market prices for securities of life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1#	License Agreement, dated May 2, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

# Filed herewith; portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted portions will be furnished to the Securities and Exchange Commission upon request.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2021.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	May 17, 2021	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

