Form 10-Q
period 2021-06-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2021-08-16
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-35570

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

(Exact name of registrant as specified in the charter)

Delaware	20-2932652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Overlook Center, Suite 102, Princeton, NJ 08540

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (609) 375-2227

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SONN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

There were 24,956,887 shares of common stock, par value $0.0001 of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of August 10, 2021.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

Part I

Item 1: Financial Statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2021	2020
Assets
Current assets:
Cash	$6,038,190	$7,349,903
Prepaid expenses and other current assets	934,213	287,738
Total current assets	6,972,403	7,637,641
Property and equipment, net	58,644	67,889
Operating lease right-of-use asset	144,787	205,919
Other assets	—	82,959
Total assets	$7,175,834	$7,994,408
Liabilities and stockholders’ equity
Current liabilities:
Related-party notes	$748	$21,184
Accounts payable	2,150,791	2,057,559
Accrued expenses	2,508,956	2,063,678
Operating lease liability	91,239	82,060
Deferred income	1,000,000	500,000
Total current liabilities	5,751,734	4,724,481
Note payable	—	124,878
Operating lease liability	55,464	125,132
Total liabilities	5,807,198	4,974,491

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 24,757,847 and 14,724,105 issued and outstanding at June 30, 2021 and September 30, 2020, respectively	2,475	1,472
Additional paid-in capital	56,103,306	39,723,702
Accumulated deficit	(54,737,145)	(36,705,257)
Total stockholders’ equity	1,368,636	3,019,917
Total liabilities and stockholders’ equity	$7,175,834	$7,994,408

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$3,887,261	$2,455,822	$11,598,835	$5,166,485
Acquired in-process research and development	—	6,826,495	—	6,826,495
General and administrative	2,352,268	2,484,148	6,541,717	4,753,428
Loss from operations	(6,239,529)	(11,766,465)	(18,140,552)	(16,746,408)

Interest (income) expense	—	(3,798)	—	10,344
Foreign exchange loss	(1,513)	(8,787)	(16,837)	(8,787)
Other income	125,501	—	125,501	—
Net loss	$(6,115,541)	$(11,779,050)	$(18,031,888)	$(16,744,851)
Share information:
Net loss per share, basic and diluted	$(0.27)	$(1.05)	$(0.93)	$(2.23)
Weighted average shares outstanding, basic and diluted	22,502,202	11,263,559	19,482,287	7,518,091

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2020	14,724,105	$1,472	$39,723,702	$(36,705,257)	$3,019,917
Warrant exercises	23,863	2	—	—	2
Net share settlement of warrants	2,427,761	243	(243)	—	—
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(5,877,240)	(5,877,240)
Balance at December 31, 2020	17,175,729	1,717	40,093,514	(42,582,497)	(2,487,266)
Sale of common stock, net of issuance costs	4,021,561	402	10,178,225	—	10,178,627
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(6,039,107)	(6,039,107)
Balance at March 31, 2021	21,197,290	2,119	50,641,794	(48,621,604)	2,022,309
Sale of common stock, net of issuance costs	3,432,677	343	5,143,869	—	5,144,212
Issuance of common stock on vesting of restricted stock units	127,880	13	(13)	—	—
Share-based compensation	—	—	317,656	—	317,656
Net loss	—	—	—	(6,115,541)	(6,115,541)
Balance at June 30, 2021	24,757,847	$2,475	$56,103,306	$(54,737,145)	$1,368,636

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2019	5,547,643	$555	$9,594,100	$(12,440,142)	$(2,845,487)
Sale of common stock, net of issuance costs	128,313	13	2,715,017	—	2,715,030
Issuance of common stock to settle related-party notes	8,526	1	199,999	—	200,000
Net loss	—	—	—	(2,469,054)	(2,469,054)
Balance at December 31, 2019	5,684,482	569	12,509,116	(14,909,196)	(2,399,511)
Sale of common stock, net of issuance costs	57,762	5	1,354,995	—	1,355,000
Net loss	—	—	—	(2,496,747)	(2,496,747)
Balance at March 31, 2020	5,742,244	574	13,864,111	(17,405,943)	(3,541,258)
Sale of common stock and warrants	2,152,360	215	14,999,785	—	15,000,000
Issuance of common stock to affect the Relief acquisition	757,933	76	6,700,052	—	6,700,128
Issuance of common stock in connection with Merger (Note 3)	547,639	55	(6,000,055)	—	(6,000,000)
Net loss	—	—	—	(11,779,050)	(11,779,050)
Balance at June 30, 2020	9,200,176	$920	$29,563,893	$(29,184,993)	$379,820

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,031,888)	$(16,744,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	6,826,495
Depreciation	9,245	5,212
Amortization of operating lease right-of-use asset	61,132	30,873
Share-based compensation	1,057,766	—
Non-cash interest	623	—
Forgiveness of note payable	(125,501)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(646,475)	(361,555)
Other assets	82,959	(82,957)
Accounts payable	93,232	532,991
Accrued expenses	445,278	(248,146)
Deferred income	500,000	—
Operating lease liability	(60,489)	(30,078)
Net cash used in operating activities	(16,614,118)	(10,072,016)
Cash flows from investing activities:
Purchases of property and equipment	—	(76,183)
Net cash used in investing activities	—	(76,183)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	15,322,839	19,070,030
Proceeds from the exercise of warrants	2	—
Payment to affect the Merger	—	(6,000,000)
Proceeds from the receipt of loan	—	124,375
Proceeds received from related-party notes	—	55,000
Repayments of related-party notes	(20,436)	(46,461)
Cash received in the Relief acquisition	—	16,194
Net cash provided by financing activities	15,302,405	13,219,138

Net (decrease) increase in cash	(1,311,713)	3,070,939
Cash, beginning of period	7,349,903	35,653
Cash, end of period	$6,038,190	$3,106,592
Supplemental disclosure of non-cash investing and financing activities:
Net settlement of warrants	$243	$—
Issuance of common stock on vesting of restricted stock units	$13	$—
Issuance of common stock to settle related-party notes	$—	$200,000
Issuance of common stock for the Relief acquisition	$—	$6,700,128
Right of use asset and liability recorded upon adoption of ASC 842	$—	$255,938

See accompanying notes to unaudited interim consolidated financial statements

1.    Organization and description of business

Description of business

Sonnet BioTherapeutics, Inc. (“Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study with SON-1010 and is preparing an Investigational New Drug (“IND”) application for submission to the FDA with the goal of initiating a Phase 1 clinical trial during the second half of 2021 and having initial top line clinical safety data available during the first half of 2022. The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet intends to file an IND for a U.S. Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the second half of 2021 that could yield initial top line clinical safety data during the first half of 2022. Pursuant to a license agreement the Company entered with New Life in May 2021, Sonnet and New Life will be jointly responsible for leading the development program for SON-080 in DPN with the objective of initiating an ex-US Phase 1b/2a pilot-scale efficacy study during the second half of 2021 or first half of 2022 that could yield initial top line clinical safety data as early as the first half of 2022. Regarding Sonnet’s lead bispecific candidate, SON-1210, which combines Interleukins 12 and 15 (“IL-15”) covalently linked to the FHAB construct, Sonnet intends to file an IND to begin human clinic testing during the first half of 2022.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations activities since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $6.0 million at June 30, 2021 will fund the Company’s projected operations into October 2021. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company filed a registration statement on Form S-1 on July 22, 2021, as subsequently amended, registering an aggregate of $34.5 million of shares of common stock (or common stock equivalent) to be sold in a firm commitment underwritten public offering and has engaged BTIG, LLC (“BTIG”) to act as the sole book-running manager in such offering. As of the date of this report, the offering has not priced, and no assurance can be given that the offering will price or close, and for any particular amount of proceeds and at any particular offering price.

The Company entered into an At-the-Market Sales Agreement with BTIG on February 5, 2021 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company had the ability to offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15,875,000, subject to certain limitations set forth in the Sales Agreement. Through June 30, 2021 the Company sold an aggregate of 7,454,238 shares under the Sales Agreement for gross proceeds of $15.9 million and net proceeds of $15.3 million, thus reaching the maximum amount able to be sold under the Sales Agreement.

On May 2, 2021, the Company entered into a License Agreement with New Life Therapeutics PTE, LTD. (See Note 8).

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

2.    Summary of Significant Accounting Policies

a.    Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the three and nine months ended June 30, 2021 and 2020. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet Holdings as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

d.    Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance that do not extend the estimated useful life or improve an asset are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the statement of operations. As of June 30, 2021, the property and equipment balance was comprised of leasehold improvements and computer equipment associated with the Princeton office lease discussed in Note 7.

e. Collaboration revenue

Collaboration arrangements may contain multiple components, which may include (i) licenses; (ii) research and development activities; and (iii) the manufacturing and supply of certain materials. Payments pursuant to these arrangements may include non-refundable payments, upfront payments, milestone payments upon the achievement of significant regulatory and development events or sales of product at certain agreed-upon amounts, sales milestones and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under a collaboration arrangement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are capable of being distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue as the Company satisfies each performance obligation.

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the twelve months following the balance sheet date is classified as current liabilities. On May 2, 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life Therapeutics PTE, LTD (“New Life”). See Note 9 for further discussion of the Company's revenue recognition associated with the New Life Agreement.

f.    Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and nine months ended June 30, 2021 are the Series B warrants and certain warrants issued to the spin-off entity with exercise prices of $0.0001 and $0.01 per share, respectively.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	June 30, 2021	June 30, 2020
Warrants	105,812	105,812
Legacy Chanticleer warrants	17,760	20,180
Series A warrants	—	3,300,066
Series C warrants	11,329,463	—
Unvested restricted stock	363,268	—
	11,816,303	3,426,058

g.    Recent accounting pronouncements

Recently Announced

In December 2019, the FASB issued ASU 2019-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the new standard, but adoption is not expected to have a material impact on its financial condition, results of operations, cash flows, and financial statement disclosures.

Recently Adopted

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurements” (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820. The goal of the ASU is to improve the effectiveness of ASC 820’s disclosure requirements. The adoption of ASU 2018-13 on October 1, 2019, did not have a material impact on the consolidated financial statements.

3.    Merger with Chanticleer

Sonnet merged with Chanticleer Holdings on April 1, 2020. The Merger was accounted for as a reverse recapitalization with Sonnet as the accounting acquirer. Legacy Chanticleer shareholders were issued 547,639 shares of common stock. Merger consideration paid by Sonnet to Chanticleer Holdings included $6.0 million of cash and issuance of warrants to the spin-off entity. Sonnet reflected the $6.0 million cash paid to the spin-off entity as a decrease to additional paid-in capital.

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

Fair value of common stock issued:	$6,700,128

Assets acquired:
Cash	$16,194
Prepaid expenses and other current assets	29,311
In-process research and development (IPPR&D)	6,826,495
Total assets acquired	6,872,000

Liabilities assumed:
Accounts payable	45,757
Accrued expenses	126,115
Total liabilities assumed	171,872

Net assets acquired	$6,700,128

The Company expensed the acquired IPR&D as of the acquisition date since further development and regulatory approval are required.

5.    Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	September 30,
	2021	2020
Compensation and benefits	$846,488	$1,065,398
Research and development	1,460,781	519,159
Professional fees	191,568	479,121
Other	10,119	—
	$2,508,956	$2,063,678

6.   Debt

Related-party notes

During the nine months ended June 30, 2020, the Company issued unsecured notes payable to various related parties resulting in cash proceeds of $55,000. These notes are payable on demand and payments of $20,436 and $46,461 were made during the nine months ended June 30, 2021 and 2020, respectively. The interest on these notes was de minimis during each of those periods.

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

In May 2020, the Company received a PPP Loan of $0.1 million. The application for these funds required the Company to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The Company was also required to certify that the loan funds would be used to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The PPP Loan had a two-year term and bore interest at a rate of 1.0% per year.

Under the terms of the CARES Act, the Company could apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness, if any, would be determined, subject to limitations, based on the use of loan proceeds for payroll costs, rent and utility costs and provided that only a portion of the use of proceeds are for non-payroll costs. The unforgiven portion of the PPP Loan could be repaid by the Company at any time prior to maturity with no prepayment penalty. The Company’s PPP Loan and the related interest were forgiven in full in June 2021. Forgiveness of the PPP Loan is included in other income within the Company’s consolidated statement of operations for the three and nine months ended June 30, 2021.

7.   Leases

The Company adopted ASC 842, “Leases” (“ASC 842”), on October 1, 2019. Through September 30, 2019, the Company’s leases consisted of leased office space under various operating leases with terms of one year or less. These leases qualified as short-term leases and as such, there was no cumulative impact from the adoption of ASC 842.

In December 2019, the Company entered a 36-month lease for office space in Princeton, New Jersey, which commenced February 1, 2020. At that time, the Company terminated its existing month-to-month leases for office space.

The components of lease expense for the nine months ended June 30, 2021 are as follows:

Lease expense
Operating lease expense	$76,617
Short-term lease expense	12,555
Total lease cost	$89,172

At June 30, 2021, the weighted-average remaining lease term was 1.58 years and the weighted average discount rate was 12%.

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow from operating lease	$75,974

Future minimum lease payments under non-cancellable leases at June 30, 2021 are as follows:

Fiscal year
2021 (excluding the nine months ended June 30, 2021)	$25,537
2022	103,440
2023	34,695
Total undiscounted lease payments	163,672
Less: imputed interest	(16,969)
Total lease liabilities	$146,703

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

License Agreements

The Company has entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferrable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement.

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

9. License and Collaboration Agreement

Under the New Life Agreement, the Company granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life may exercise the option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option is non-exclusive and will expire on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option is exclusive and will also expire on December 31, 2021. If these options are exercised, the terms of the CIPN Field and the territory expansion will be negotiated by the parties.

The Company will retain all rights to manufacture Compounds and Products anywhere in the world. The Company and New Life shall enter into a follow-on supply agreement pursuant to which the Company shall supply to New Life Products for development and commercialization thereof in the DPN Field (and the CIPN Field, if applicable) in the Exclusive Territory on terms to be negotiated by the parties. The Company will also assist in transferring certain preclinical and clinical development know-how that is instrumental in New Life’s ability to benefit from the license.

New Life will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies and other developmental and regulatory activities for and commercializing Products in the DPN Field (and the CIPN Field, if applicable) in the Exclusive Territory.

New Life paid the Company a $0.5 million non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate a license agreement and a $0.5 million non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement. New Life is also obligated to pay a non-refundable deferred license fee of an additional $1.0 million at the time of the satisfaction of certain milestones, as well as potential additional milestone payments to the Company of up to $19.0 million subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay the Company tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DIPN Field (or CIPN Field, if applicable).

The New Life Agreement will remain in effect on a Product-by-Product, country-by-country basis and will expire upon the expiration of the Royalty Term for the last-to-expire Product in the last-to-expire country, subject to (i) each party’s early termination rights including for material breach or insolvency or bankruptcy of the other party and (ii) the Company’s Buy Back Right and New Life’s Give Back Right (as defined below).

In addition, New Life granted to the Company an exclusive option to buy back the rights granted by the Company to New Life and the Company granted New Life the right to give back the rights with respect to Products in the DPN Field and/or the CIPN Field (if applicable) in one or more countries in the Exclusive Territory on terms to be agreed upon, which options will expire upon the initiation of a Phase III Trial for the applicable Product.

Revenue Recognition

The Company first assessed the New Life Agreement under ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the New Life Agreement or units of accounts within the New Life Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company concluded that New Life represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”) to evaluate the appropriate accounting under the New Life Agreement. In accordance with this guidance, the Company identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The options to expand the CIPN Field and territory as well as the future supply agreement represent optional purchases, which are accounted for as separate contracts unless they convey a material right to the customer. The Company evaluated these separate contracts and did not identify any material right to be present. The Company determined that License and the R&D services are not distinct from each other and therefore combined these material promises into a single performance obligation.

The Company determined the initial transaction price of the single performance obligation to be $1.0 million, as the future development and commercialization milestones, which represent variable consideration, are subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development and commercialization milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis. For the sales-based royalties, the Company will recognize revenue when the related sales occur.

The Company has deferred the entire $1.0 million of transaction price as of June 30, 2021.

10.   Stockholders’ Equity

Common stock

During the nine months ended June 30, 2021, the Company sold common stock of 7,454,238 shares under the at-the-market sales agreement discussed in Note 1 for gross proceeds of an aggregate of $15.9 million and net proceeds of $15.3 million. In addition, the Company issued 127,880 shares of common stock upon the vesting of restricted stock units.

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

On April 1, 2020, the Company sold 1,699,232 shares of common stock to new investors for net proceeds of $15 million in a private placement. The new investors also received 3,300,066 Series A warrants with an exercise price of $5.3976 and 2,247,726 Series B warrants with an exercise price of $0.0001. An advisor for the private placement was issued 453,128 shares of common stock.

The Company issued 757,933 shares to acquire the nets assets of Relief (see Note 4).

Common stock warrants

As of June 30, 2021, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Warrants	105,812	$29.32	October 1, 2022 - March 10, 2023
Chanticleer warrants	17,760	$58.50 - $91.00	April 30, 2027 - December 17, 2028
Series B warrants	42,373	$0.0001	April 16, 2025
Series C warrants	11,329,463	$3.19	October 16, 2025
	11,495,408

During the nine months ended June 30, 2021, the Series B warrant holders exercised 23,863 warrants for proceeds of $2. An additional 2,242,427 of Series B warrants were net share settled, resulting in the issuance of 2,242,339 shares of common stock.

During the nine months ended June 30, 2021, the Chanticleer warrants to purchase 186,161 shares of common stock with an exercise price of $0.01 per share were net share settled, resulting in the issuance of 185,422 shares of common stock.

11.   Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares authorized under the Plan as of June 30, 2021 was 687,029. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. Shares issued under the Plan that are forfeited, cancelled, returned to the Company or surrendered in payment or partial payment of the exercise price and/or taxes withheld with respect to the exercise thereof, are not counted against the maximum share limitations. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted Stock Units

In July of 2020, 653,846 restricted stock units (“RSUs”) were granted, 50% of which vested on April 2, 2021 and the remaining 50% vest on April 2, 2022. In March of 2021, an additional 47,000 RSUs were granted, 50% of which vest on March 25, 2022 and the remaining 50% vest on March 25, 2023. Any unvested RSUs will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs in its accompanying statements of operations.

	Three Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2021
Research and development	$105,712	$317,101
General and administrative	211,944	740,665
	$317,656	$1,057,766

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at September 30, 2020	653,845	$3.63
Granted	47,000	$2.38
Vested	(326,920)	$3.63
Forfeited	(10,657)	$3.63
Unvested balance at June 30, 2021	363,268	$3.47

As of June 30, 2021, total unrecognized compensation expense relating to unvested RSUs granted was $1.1 million, which is expected to be recognized over one year.

12.   Subsequent Event

The Company has evaluated subsequent events and there are no items requiring disclosure except the following:

The Company filed a registration statement on Form S-1 on July 22, 2021, as subsequently amended, registering an aggregate of $34.5 million of shares of common stock (or common stock equivalent) to be sold in a firm commitment underwritten public offering and has engaged BTIG, LLC (“BTIG”) to act as the sole book-running manager in such offering. As of the date of this report, the offering has not priced, and no assurance can be given that the offering will price or close, and for any particular amount of proceeds and at any particular offering price.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet Holdings,” “we,” “us,” “our” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin for transport to target tissues. We designed the construct to improve drug accumulation in specific tissues, as well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation, thereby reducing the risk of immunogenicity. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study with SON-1010 and is preparing an Investigational New Drug (“IND”) application for submission to the FDA with the goal of initiating a Phase 1 clinical trial during the second half of 2021 and having initial top line clinical safety data available during the first half of 2022. The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet intends to file an IND for a U.S. Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the second half of 2021 that could yield initial top line clinical safety data during the first half of 2022. Pursuant to a license agreement the Company entered with New Life in May 2021, Sonnet and New Life will be jointly responsible for leading the development program for SON-080 in DPN with the objective of initiating an ex-US Phase 1b/2a pilot-scale efficacy study during the second half of 2021 or first half of 2022 that could yield initial top line clinical safety data as early as the first half of 2022. Regarding Sonnet’s lead bispecific candidate, SON-1210, which combines Interleukins 12 and 15 (“IL-15”) covalently linked to the FHAB construct, Sonnet intends to file an IND to begin human clinic testing during the first half of 2022.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $18.0 million and $16.7 million for the nine months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had cash of $6.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

New Life paid the Company a $500,000 non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate this license agreement and a $500,000 non-refundable upfront cash payment in June 2021 in connection with the execution of the Agreement, and is obligated to pay a deferred license fee of an additional $1,000,000 at the time of the satisfaction of certain milestones as well as potential additional milestone payments to us totaling up to $19,000,000 subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay us tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DIPN Field (or CIPN Field, if applicable). In the event New Life (i) files for an initial public offering or (ii) is subject to a Change of Control, the royalty obligations may be converted to equity subject to mutual agreement of the parties.

In addition, New Life shall pay to us a percentage, in the double digits, of all revenue received through sublicensing of each Product, subject to certain exclusions.

The New Life Agreement will remain in effect on a Product-by-Product, country-by-country basis and will expire upon the expiration of the Royalty Term for the last-to-expire Product in the last-to-expire country, subject to (i) each party’s early termination rights including for material breach or insolvency or bankruptcy of the other party and (ii) the Company’s Buy Back Right and New Life’s Give Back Right (as defined below).

In addition, New Life granted to the Company an exclusive option to buy back the rights granted by the Company to New Life and the Company granted New Life the right to give back the rights with respect to Products in the DPN Field and/or the CIPN Field (if applicable) in one or more countries in the Exclusive Territory on terms to be agreed upon, which options will expire upon the initiation of a Phase III Trial for the applicable Product.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes the Company’s results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses
Research and development	$3,887,261	$2,455,822	$1,431,439
Acquired in-process research and development	—	6,826,495	(6,826,495)
General and administrative	2,352,268	2,484,148	(131,880)
Loss from operations	(6,239,529)	(11,766,465)	5,526,936
Interest expense	—	(3,798)	3,798
Foreign exchange loss	(1,513)	(8,787)	7,274
Other income	125,501	—	125,501
Net loss	$(6,115,541)	$(11,779,050)	$5,663,509

Research and Development Expenses

Research and development expenses were $3.9 million for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020. The increase of $1.4 million was primarily due to increased expenditures for the development of the cell line for IL12-FHAB and IL12-FHAB-IL15 and increased costs for research and development activities due to the acquisition of Relief and an increase in payroll and share-based compensation expense as we expanded our operations.

Acquired In-process Research and Development

In connection with the acquisition of Relief in April 2020, the intellectual property acquired related to atexakin alfa was immediately expensed since future development and regulatory approval is required.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the three months ended June 30, 2021, compared to $2.5 million for the three months ended June 30, 2020. The decrease of $0.1 million was primarily due to a $0.9 million decrease in professional fees and transaction related fees associated with the closing of the Merger, offset by an increase in payroll and share-based compensation expense of $0.7 million to support our expanded operations.

Other Income

Other income of $0.1 million was recognized in connection with forgiveness of the Company’s PPP loan in June of 2021.

Comparison of the nine months ended June 30, 2021 and 2020

The following table summarizes the Company’s results of operations for the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30,
	2021	2020	Change
Operating expenses
Research and development	$11,598,835	$5,166,485	$6,432,350
Acquired in-process research and development	—	6,826,495	(6,826,495)
General and administrative	6,541,717	4,753,428	1,788,289
Loss from operations	(18,140,552)	(16,746,408)	(1,394,144)
Interest income	—	10,344	(10,344)
Foreign exchange loss	(16,837)	(8,787)	(8,050)
Other income	125,501	—	125,501
Net loss	$(18,031,888)	$(16,744,851)	$(1,287,037)

Research and Development Expenses

Research and development expenses were $11.6 million for the nine months ended June 30, 2021, compared to $5.2 million for the nine months ended June 30, 2020. The increase of $6.4 million was primarily due to increased expenditures for the development of the cell line for IL12-FHAB and IL12-FHAB-IL15 and increased costs for research and development activities due to the acquisition of Relief and an increase in payroll and share-based compensation expense as we expanded our operations.

Acquired In-process Research and Development

In connection with the acquisition of Relief in April 2020, the intellectual property acquired related to atexakin alfa was immediately expensed since future development and regulatory approval is required.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the nine months ended June 30, 2021, compared to $4.8 million for the nine months ended June 30, 2020. The increase of $1.8 million was primarily due to an increase in insurance expenses related to directors and officer’s insurance and an increase in payroll and share-based compensation expense as we expanded our operations to support our overall business objectives, primarily offset by a $1.0 million decrease in professional fees and transaction related fees associated with the closing of the Merger.

Other Income

Other income of $0.1 million was recognized in connection with forgiveness of the Company’s PPP loan in June of 2021.

Liquidity and Capital Resources

Since inception, we have not generated significant revenue from any sources, including from product sales, and have incurred recurring losses and negative cash flows from operations. We have funded operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. Although we entered into the Agreement with New Life, all of the potential proceeds from the Agreement, except for the upfront payment that is due within 30 days of the execution of the Agreement, are contingent on various milestones or other criteria being achieved. The following table summarizes the Company’s sources and uses of cash for each of the periods presented:

	Nine Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(16,614,118)	$(10,072,016)
Net cash used in investing activities	—	(76,183)
Net cash provided by financing activities	15,302,405	13,219,138
Net (decrease) increase in cash	$(1,311,713)	$3,070,939

Operating Activities

During the nine months ended June 30, 2021, we used $16.6 million of cash in operating activities which was primarily attributable to our net loss of $18.0 million. This amount was offset by $1.1 million in share-based compensation expense.

During the nine months ended June 30, 2020, we used $10.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $16.7 million, $0.2 million net increase in operating assets and liabilities primarily due to cash outflows for research and development activities, offset by an add back for a non-cash charge for acquired in-process research and development of $6.8 million.

Investing Activities

During the nine months ended June 30, 2020, we purchased $76 thousand of office furniture and computer equipment. No purchases of equipment were made during the nine months ended June 30, 2021.

Financing Activities

During the nine months ended June 30, 2021, we received net proceeds of $15.3 million from the sale of common stock under our at-the market facility.

During the nine months ended June 30, 2020, net cash provided by financing activities was $13.2 million, consisting primarily of $19.1 million of net proceeds from the sale of common stock and warrants, partially offset by a $6.0 million payment to the spin-off entity in connection with the Merger.

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

The Company believes its cash of $6.0 million at June 30, 2021 will fund the Company’s projected operations into October 2021. The Company will need to raise significant additional capital in the near term to fund its continuing operations.

The Company filed a registration statement on Form S-1 on July 22, 2021, as subsequently amended, registering an aggregate of $34.5 million of shares of common stock (or common stock equivalent) to be sold in a firm commitment underwritten public offering and has engaged BTIG, LLC (“BTIG”) to act as the sole book-running manager in such offering. As of the date of this report, the offering has not priced, and no assurance can be given that the offering will price or close, and for any particular amount of proceeds and at any particular offering price.

The Company entered into an At-the-Market Sales Agreement with BTIG on February 5, 2021 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company had the ability to offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15,875,000, subject to certain limitations set forth in the Sales Agreement. Through June 30, 2021 the Company sold an aggregate of 7,454,238 shares under the Sales Agreement for gross proceeds of $15.9 million and net proceeds of $15.3 million, thus reaching the maximum amount able to be sold under the Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$102,956	$60,716	$—	$—	$163,672
Debt Obligations (2)	$748	$—			$748
Total	$103,704	$60,716	$—	$—	$164,420

(1) Reflects obligations pursuant to the Company’s office lease in Princeton, New Jersey.

(2) Reflects unsecured notes payable issued to certain related parties.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided. We may record net prepaid or accrued expense relating to these costs. As of June 30, 2021, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II – Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending June 30, 2021 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. From April 2020 through May 14, 2021, the market price of the Company’s common stock has fluctuated from a high of $16.20 per share in April 2020, to a low of $1.00 per share in July 2021. Market prices for securities of life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	August 16, 2021	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

