Form 10-K
period 2021-09-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2021-12-17
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☒

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $45,018,698 million on March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $2.25 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of December 10, 2021:

Class	Number of Shares
Common Stock, $.0001 par value	60,250,637

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

PART I

Item 1. Business.

Overview

Sonnet BioTherapeutics Holdings, Inc., is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin for transport to target tissues. We designed the FHAB construct to improve drug accumulation in specific tissues, as well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation and a biological structure similar to the natural cytokines in vivo. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Pipeline

We have a pipeline of therapeutic compounds focused primarily on oncology indications of high unmet medical need.

●	Our lead proprietary asset, SON-1010, is a fully human single-chain version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a non-human primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. We have submitted an IND to the FDA and intend to submit additional product stability data in the first quarter of 2022. Subject to FDA approval, we are preparing to initiate a US clinical trial in oncology patients with solid tumors during the first half of 2022. We are also preparing to initiate an Australian clinical trial in healthy volunteers during the first half of 2022 to carefully study the pharmacokinetics (PK) and pharmacodynamics (PD), in preparation for potential combination studies.

●	Manufacturing of our other pipeline products has been delayed by COVID-19-related supply chain issues, specifically supply of raw materials, including media, resins, and analytical kits, compounded by international shipping delays. Although we do not have perfect visibility into a resolution of the supply chain issues, we anticipate delays of approximately one quarter to our other programs.

●	The Company acquired the global development rights to our most advanced compound, a fully human version of Interleukin 6 (“IL-6”), in April 2020. Going forward, we will exclusively refer to this candidate as SON-080, for its target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”), the latter of which had previously been known as the SON-081 program. Sonnet intends to file for an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial top line clinical safety data during the second half of 2022. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte., Ltd (“New Life”) of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot efficacy study in the second half of 2022.

●	SON-1210 (IL12-FHAB-IL15), our lead bispecific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (IL-15). This compound is being developed for solid tumor indications, including colorectal cancer, and we expect to initiate the regulatory authorization process in the second half of 2022.

In our discovery pipeline, we are investigating:

●	SON-1410 (IL18-FHAB-IL12), a bispecific combination of Interleukins 18 (IL-18) and 12 (IL-12) for melanoma and renal cancers; and

●	SON-3015 (anti-IL6- FHAB-anti-TGFβ), a bispecific combination of anti-IL6 and anti-Tumor Growth Factor Beta for tumor and bone metastases.

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

FHAB program advancement: We submitted an IND for SON-1010 to FDA during the second half of 2021 and are preparing to submit additional product stability data to the FDA in the first quarter of 2022. We intend to initiate the regulatory authorization process for our first bispecific product, SON-1210, during the second half of 2022. Our goal is to advance two discovery assets per year into preclinical development.

Progress SON-080 into the next phase of clinical development: SON-080 is a fully human version of low dose Interleukin 6 (IL-6) being studied for chemotherapy-induced peripheral neuropathy (CIPN). SON-080 has successfully completed Phase I/II clinical trials in cancer patients and we expect to initiate a pilot efficacy Phase Ib/IIa study in CIPN patients during 2022.

Manufacturing platform: Sonnet compounds are produced using an industry standard mammalian cell (Chinese Hamster Ovary/CHO) host cell line that allows for rapid scale-up and commercial manufacturing using state-of-the-art, manufacturing processes and technologies. The mammalian cell culture system enables glycosylation and a similar biological structure to the natural cytokines in vivo.

Regulatory strategy: We believe that Sonnet’s drug candidates are significantly differentiated from existing therapies and represent potential breakthroughs in biopharmaceutical drug development. We will endeavor to seek breakthrough therapy designations with regulatory agencies, which could potentially lead to accelerated clinical development timelines.

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

Sonnet’s platform technology was designed to harness human serum albumin (HSA) as a therapeutic shuttling molecule. HSA is naturally present in the bloodstream and the predominant protein in blood plasma. Albumin is a source of energy for inflamed, hypermetabolic tissues, including tumors. Due to the active need for nutrients, cancer cells overexpress albumin-binding proteins such as SPARC (Secreted Protein Acidic and Rich in Cysteine) and gp60 (Albondin glycoprotein).

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

Another unique advantage of Sonnet’s FHAB is its linker design. Used for attaching one or two large molecule therapeutic payloads, for single or bispecific activity, our G4S (glycine, serine) peptide linkers are flexible, while being long enough to prevent steric hindrance, and can assume a rod-like configuration for enhanced penetration of tight tissue matrices. In addition to maintaining distance between the therapeutic functional domains, Sonnet linkers are fully human and non-immunogenic across the linker structure, including at the payload binding region. In bispecific constructs, the orientation of the therapeutic payloads can be manipulated to improve potential treatment effects.

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

In summary, our FHAB technology underpins a modular, versatile scaffold that can be customized to yield a broad array of multi-targeted therapeutic candidates. Relative to existing albumin binding technologies, FHAB is differentiated by possessing a linear, rod-like shape designed for better target tissue penetration, a fully human design to reduce immunogenicity, mammalian glycosylation and FcRn binding for longer serum half-life. Importantly, FHAB-derived therapeutics have the potential for targeted delivery, reduced toxicity and wider therapeutic windows, with the added benefit of utilizing a tailored single or bispecific mechanism of action.

Expanded Applications of the FHAB Technology:

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

In May 2021, we announced the successful completion of a GLP repeat-dose study of SON-1010 in non-human primates (NHPs). The objectives of the study were to evaluate the toxicity of SON-1010 in NHP using a subcutaneous, repeat-dose regimen at three different dose levels versus untreated controls and to evaluate the potential reversibility of any adverse findings. Study results included:

●	The No Observed Adverse Event Level (NOAEL) following repeated administration was more than 50 times the anticipated equivalent human clinical dose in NHP with no evidence of cytokine release syndrome.
●	Pharmacokinetic (PK) analysis of serum samples confirmed an enhanced profile of IL12-FHAB over recombinant human IL-12, with a half-life around 40 hours in NHP.
●	A significant increase in Interferon-γ, a key pleiotropic cytokine associated with anti-tumor mechanisms, was observed following dosing with IL12-FHAB.
●	SON-1010 related changes in clinical observations, body weight, clinical pathology, cytokines, and immunophenotyping were seen, all of which were consistent with on-target effects previously observed in nonhuman primates.
●	By Day 38 all study subjects recovered to baseline (pre-study) values.
●	Repeat dosing administration was tolerated at all dose levels examined.

In February 2021, we announced the successful completion of an NHP non-GLP repeat-dose toxicology study of SON-1010, the data from which were used to inform the design of the GLP toxicity studies in preparation for IND submission. The objectives of the study were to evaluate the toxicity of SON-1010 in a repeat dose regimen at two different doses and to gather critical data for the design of further IND-enabling safety and toxicity studies. The study included both intravenous and subcutaneous routes of administration with a total of two doses given 14 days apart. The high dosage rate utilized in this study was greater than 50 times the anticipated clinical level of exposure to patients. Study results included:

●	Repeat dosing by intravenous and subcutaneous routes of administration was tolerated at both dose levels examined. As is typically observed with IL-12 administration, the white blood cell count dropped, and liver enzymes (ALT and AST) were elevated. These were transient effects that returned to baseline within 7 days following the second dose.
●	SON-1010-related changes in the physiological observations, body weight, pathology, cytokines and immunophenotyping were seen, all of which were consistent with those on-target effects previously observed in single dose studies.
●	A significant increase in Interferon-γ levels, a key pleiotropic cytokine associated with anti-tumor activity, was observed following the initial dose of SON-1010 with lower Interferon-γ levels observed following the second dose. This trend follows the published data from other studies of IL-12 in both humans and NHPs.
●	Pharmacokinetic analysis indicated a mean serum half-life of approximately 40 hours in animals administered SON-1010 via subcutaneous injection. This is consistent with data from the previously conducted dose escalation phase of the study, which demonstrates a substantial improvement in half-life compared to the 13-19-hour half-life of naked, recombinant human IL-12.

Additionaly, SON-1010 has demonstrated, preclinically, a larger reduction of tumor growth compared to IL-12 without FHAB (naked/standalone IL-12) in a mouse model of melanoma. Figure 2 below, from this mouse melanoma study, illustrates SON-1010’s 30-to-50-fold increase in tumor reduction compared to standalone IL-12 WT (wild type).

Furthermore, in the same model, SON-1010 accumulated in tumors in higher concentrations and remained in the serum, spleen, and tumor significantly longer than IL-12 WT without FHAB, potentially enabling less frequent administration and at lower doses.

Figure 2: IL-12 (1µg) and IL12- FHAB (1.3µg) are molar equivalent and have similar bioactivity, in vitro; however, in vivo, IL12- FHAB is approximately 30-fold more potent than IL-12 (at day 10, 1.3µg IL12- FHAB > IL-12 30µg).

In another preclinical study using a B16G tumor model, SON-1010 demonstrated an improved dose response versus standalone IL-12 WT, along with increased survival duration (Figures 3 and 4).

Results from this study suggest that SON-1010 may have a greater effect on reducing tumor volume and extending survival versus standalone IL-12 WT.

Figure 3: Analysis of tumor volumes shows dose-dependent decreases in tumors in both IL-12 WT and IL12- FHAB-treated mice, as compared to vehicle control. IL12- FHAB-treated mice showed large, statistically significant decreases in tumor volumes when analyzed against equimolar-dosed, IL-12 WT-treated mice. Results suggest IL-12 anti-tumor activity is potentially enhanced with the extension of serum half-life by FHAB linkage.

In Figure 4, below, a Kaplan-Meier analysis was performed to compare survival between animals treated with either SON-1010 or IL-12 WT. These data illustrate a correlation between the percent rate decrease in tumor growth (Figure 3) and an increase in survival duration (Figure 4). In this study, the slower growth of tumors in animals treated with SON-1010 correlates with a longer survival time, as compared to more rapid tumor growth observed with naked IL-12 WT treatment.

Survivability at the lowest doses of SON-1010 (3µg) was equivalent to the highest dose of IL-12 WT (30µg). All doses of SON-1010 showed a 50% survival increase over vehicle at 14 and 17.5 days.

Figure 4: Kaplan-Meier evaluation of mouse B16F tumor survivability shows an increase in survival with IL12- FHAB treatment. Doses of 10µg and 20µg of standalone IL-12 WT exhibited 50% survival at 2 and 4 days over vehicle control (10 days). All doses of IL12- FHAB showed 50% survival over vehicle at 14 and 17.5 days. Survivability at the lowest doses of IL12- FHAB were equivalent to highest dose standalone IL-12.

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

Work on the master cell bank expressing SON-1010, formulation development and process development activities have all been completed, in addition to drug product formulation (liquid and lyophilized). Process transfer and cGMP product manufacturing is complete. The GLP, IND-enabling toxicology study has been completed. We submitted an IND to FDA during the second half of 2021 and intend to submit additional product manufacturing stability data in the first quarter of 2022.

Subject to FDA approval, we are preparing to initiate a US clinical trial in oncology patients with solid tumors during the first half of 2022. We are also preparing to initiate an Australian clinical study in healthy volunteers during the first half of 2022 to carefully study the PK and PD in preparation for potential combination studies.

Beyond immune oncology, we have filed updated intellectual property that includes provisions for antiviral drug development as an adjuvant to potentiate vaccine efficacy; and as a platform for configuring bispecific, multifunctional vaccines comprising the FHAB construct conjugated with both a vaccine peptide and an immune stimulator (e.g., IL-12) that could enhance delivery to the lymphatic system.

In virology, we are continuing work on viral challenge studies in mice using an influenza model to study SON-1010 as a potential adjuvant paired with a vaccine. We have determined from our initial review of the mouse data that further study of the compound’s activity is warranted in enhancing immune response. If these studies are successful, we will look to collaborate with an influenza vaccine manufacturer to further the development of a potentially more robust vaccine candidate.

SON-080 (Chemotherapy Induced Peripheral Neuropathy)

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

Based on our preclinical work, we believe that SON-080 can potentially regenerate damaged nerves, thereby addressing not only the pain-related symptoms, but also the profound discomfort and motor disability CIPN patients often experience. In the nervous system, IL-6 has exhibited potential neurotrophic-like properties, inducing anti-apoptotic gene expression, protecting neurons from toxic injuries, and promoting nerve regeneration and remyelination. SON-080 has demonstrated the potential to elicit nerve regrowth and to re-establish both normal nerve function (Figure 5) and sensations (Figure 6) in various preclinical models of CIPN induced by cisplatin, taxol or vincristine. Activity from treatment with SON-080 was also observed in preclinical models of type 2 diabetic neuropathy and other diseases affecting the nervous system or other organs. This broad activity suggests that the SON-080 mechanism of action might not be restricted to a given class of chemotherapeutic drugs and could elicit a universal neuroprotective-neurorestorative response. Additionally, preclinical data point to the potential of SON-080 to elicit both preventive and curative activity in neuropathies (Figure 6). This introduces the possibility of treating cancer survivors who still suffer from neuropathies, a population representing between 10% and 60% of the 14 million cancer survivors in the US.

Figure 5: Activity of SON-080 (IL-6) on neuropathy induced by taxol or cisplatin in rats measured at the histological (IENFD) or physiological (SNCV) levels

Figure 6: Data show preventive and curative activity potentiating restoration of normal sensitivity (here, using a behavioral response to hot stimulus in cisplatin-induced peripheral neuropathy).

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

The maximum tolerated dose (MTD) of SON-080 was determined in four studies by means of cohort dose escalations of sequential SON-080 dose groups utilizing established common toxicity criteria. When administered daily, the MTD following subcutaneous injection was determined to be between 3 and 8 μg/kg. When given thrice weekly, the MTD was estimated to be > 10 μg/kg. The most clinically relevant apparent toxicities that defined the treatment-limiting dose in these studies were flu-like symptoms and neurocortical toxicity manifested by somnolence, restlessness, confusion, hallucination, and disorientation. We anticipate using a dose that is 50-fold less than the MTD and expect a more benign adverse event profile going forward.

Figure 7 below summarizes the adverse events (AEs) and serious adverse events (SAEs) reported from the Phase I/II clinical studies that are believed to have resulted from treatment with IL-6.

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

Figure 7: Summary of AEs and SAEs in cancer patients who received IL-6 either concomitantly or following chemotherapy. Doses tested included a range from 0.25 to 26 µg/kg, for a total drug exposure that ranged from 1 to 54,880 mg.

These data form the basis of our forthcoming clinical trials in CIPN, where dosing is expected to be significantly below MTD, as supported by our preclinical studies. For comparison, our target dose will provide a cumulative dose that is 25 times below the mean cumulative dose reached for similar period dosing. We also believe SON-080 has significant potential for treating other neuropathies including diabetic peripheral neuropathy (DPN), as well as potentially other diseases of the nervous system, and we are currently evaluating forward development paths for these opportunities. Sonnet intends to file for an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial top line clinical safety data during the second half of 2022.

SON-080 (Diabetic Peripheral Neuropathy)

In addition to our CIPN program with SON-080, our DPN program may, subject to data collected from our planned CIPN studies with SON-080, explore the clinical utility of an identical formulation of IL-6 in diabetic peripheral neuropathy (DPN). DPN is currently diagnosed in 50%-80% of the diabetic patient population. According to World Health Organization (WHO) projections, the prevalence of diabetes is estimated to exceed 350 million people in 2030. Neuropathy is progressive and develops over the continuum of diabetes. The condition involves intractable pain with no obvious origin, as well as non-pain-related symptoms such as loss of balance, lack of sensation and autonomic dysfunctions, among others. These deficits impair quality of life and lead to a reduction of life expectancy. Diabetic foot ulcers are a major cost associated with diabetic medical care and are also directly linked to the development of DPN.

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

In vitro data on oligodendrocytes or organotypic cultures have shown that IL-6 potentially induces myelin gene expression by Schwann cells or oligodendrocytes (Figure 8).

Figure 8: Illustration of survival (A) and differentiation of oligodendrocytes as assessed by myelin basic protein (MBP), proteolipid protein (PLP) and its spliced variant expression (B).

Valerio et al, Mol Cell Neurosci 21 (2002) 602-615.

Pizzi et al, Mol Cell Neurosci 25 (2004) 301-311.

The neuroprotective activity of IL-6 has been evaluated in various paradigms, including excitotoxicity. As well as protecting neurons, IL-6 potentially promotes axonal regeneration and restoration of functional synapses (Figure 9).

Figure 9: Axonal regeneration activity in hemi-sectioned slices of the hippocampus (A), with increased expression of growth-associated protein 43 (GAP43) in injured slices but not in normal slices (NL) (B). Axonal regeneration activity across the lesion (C) and functional recovery (D) of suppressed (A) excitatory postsynaptic potential (EPSP).

Hakkoum et al, J Neurochem 100 (2007) 747-757.

The activity of IL-6 in preclinical models of DPN has been evaluated by three independent laboratories. This work has shown that IL-6 exhibits positive activity in neuropathy in a dose-dependent manner and may also help restore normal physiological parameters after neuropathy is well established (i.e. four weeks after the induction of diabetes and consequential neuropathy). The beneficial activity is observed on motor (Figure 10-A) and sensory (Figure 10-B) nerve function (conduction velocity), and behaviorally by measuring thermal (Figure 10-C) and tactile (Figure 10-D) perceptions. In addition to the direct effects on myelin and axons previously observed in vitro, IL-6 has also been observed to have activity in restoring microvascular blood flow in the nerve (Figure 10-E), which is a major driver of diabetic neuropathies. Histological analyses of nerves in animals receiving preventive treatment with IL-6 during the development of neuropathy suggest that IL-6 exhibits protective activity on myelin, and may play a role in preserving nerve fiber integrity, as well as nerve conduction velocity and the perception of sensations.

Figure 10: Curative treatment with IL-6 in rats with established diabetic neuropathy induced by streptozotocin.

Cameron et al, Exp Neurol 207 (2007) 23-29.

Outside of oncology, 15 pilot studies totaling 167 subjects, including 27 patients with type 2 diabetes, were conducted by independent academic groups not affiliated with Sonnet to evaluate the role of IL-6 in exercise and metabolism. The peer-reviewed results suggest that low dose IL-6 mimics several beneficial aspects of exercise, including expression of anti-inflammatory molecules, increased lipid metabolism, decreased insulin secretion and activation of the STAT3 signaling pathway in muscle.

We believe these data provide strong support for the clinical development of IL-6 in DPN. Through its mechanism of action and potential disease modifying activity, low dose IL-6 may offer a therapeutic solution for neuropathic symptoms, as well as for cardiac autonomic neuropathies (CAN), in diabetic patients. We intend to use data collected from our CIPN studies with SON-080 to inform our decision about potential next development steps for SON-080 in DPN. Pursuant to the license agreement the Company entered with New Life Therapeutics Pte., Ltd of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot efficacy study in the second half of 2022.

SON-080: New Life Therapeutics Agreement

In May 2021, we announced the execution of a license agreement, described in detail below (the “New Life Agreement”) which resulted in the out-license of our IL-6 (SON-080) asset for DPN to New Life Therapeutics Pte., Ltd (“New Life”) of Singapore. The licensed territory includes the 10 ASEAN countries of Singapore, Malaysia, Indonesia, Thailand, The Philippines, Cambodia, Brunei, Vietnam, Myanmar and Lao PDR. In June and July of 2021, we amended the New Life Agreement to make Sonnet BioTherapeutics CH SA (rather than Sonnet BioTherapeutics, Inc.) the party to the New Life Agreement (First Amendment) and we also made Sonnet BioTherapeutics, Inc. the Guarantor of performance under the New Life Agreement (Second Amendment), respectively. In addition to the initial $500,000 received by Sonnet upon signing of the LOI in August 2020, an additional $500,000 non-refundable upfront payment was received by Sonnet upon execution of the New Life Agreement. According to the terms of the New Life Agreement, Sonnet could receive a $1 million deferred license fee within 30 days of the achievement of an early commercial sales milestone, a total of up to $19 million in milestone payments and a tiered royalty ranging from 12% to 30% on commercial sales.

Sonnet and New Life intend to initiate an ex-US pilot-scale efficacy study in DPN in the second half of 2022.

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

Early development materials were used in a mouse tumor model study, and additional biodistribution studies are planned. This work will inform our decision about dosing in a forthcoming nonhuman primate (NHP) study, expected to be initiated in the first half of 2022. Scale up and cGMP manufacturing is scheduled to be completed in the first half of 2022, which will support the GLP NHP study as well as First-In-Human (FIH) studies.

This compound is being developed for solid tumor indications, including colorectal cancer, and we expect to initiate the regulatory authorization process in the second half of 2022.

Discovery Assets: SON-1410 (IL18-FHAB-IL12) and SON-3015 (Anti IL6-FHAB-Anti TGFβ)

In August 2021, we announced the selection of a novel development candidate after completing comparative studies in a mouse melanoma model. The candidate represents Sonnet’s second bispecific compound integrating Interleukin 12 (IL-12) with the company’s Fully Human Albumin Binding (FHAB) platform. The target indications for SON-1410 will be melanoma and renal cancers.

IL18-FHAB-IL12 showed statistically significant tumor size reduction in a mouse melanoma study compared with the placebo, as well as a dose response. The data demonstrated:

Compound	Day 0, Single Dose Tumor @ 100 mm3	Day 8 Tumor Volume (mm3 +/- SEM), N=8	Day 8 Percentage Tumor Shrinkage
Placebo	NA	1747 +/- 301	-
IL18-FHAB-IL12	1 µg	918 +/- 130	47%
IL18-FHAB-IL12	5 µg	619 +/- 141	65%

A separate mouse study was also performed comparing the selected version of IL18-FHAB-IL12 with two other candidates, GMCSF-FHAB-IL18 and GMCSF-FHAB-IL12. The comparison data indicated significantly greater reduction in tumor volume, along with higher Interferon Gamma levels and immune cell responses (NK, NKT, Th1, and cytotoxic CD8 T cells) using IL18-FHAB-IL12, compared with GMCSF-FHAB-IL12 or GMCSF-FHAB-IL18.

Cell line development activities are being initiated for SON-1410, followed by process development, formulation development and scale-up manufacturing. Development activities are anticipated to be complete by the end of 2022, followed by non-clinical studies and regulatory filings in 2023.

TGF-β1/IL-6 biology is a strong predictor of overall survival in cancer, and the combined targeting of IL-6 and TGF-β1 signaling using SON-3015 may represent a promising strategy for treating tumor and bone metastases. TGFβ is released from degraded bone, and enhances IL-6 production, contributing to the vicious circle of bone metastasis. High FcRn expression in the bone environment would result in accumulation in the bone of the dual construct anti IL6- FHAB-anti TGFβ, thereby potentially inhibiting or blocking bone metastases. Regarding progress with SON-3015, lead selection has completed with preclinical proof-of-concept studies in mice expected to initiate during the first half of 2022.

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

With respect to our first FHAB-derived candidate, SON-1010, we are aware of other competing IL-12 programs, which include, but are not limited to those being developed by Celsion Corporation, Eli Lilly, Inovio Pharmaceuticals, Inc., Intrexon Corporation, Codiak Biosciences, Xiolio Therapeutics, Werewolf Therapeutics, Dragonfly Therapeutics and OncoSec Medical. We believe that our FHAB integrated IL-12 is tumor-targeted with an enhanced pK profile that differentiates it from the competition.

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

Manufacturing

We rely on contract manufacturing organizations, or CMOs, to produce its drug candidates in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations for use in our clinical trials. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Our pipeline molecules, are manufactured using the standard industrial Chinese Hamster Ovary (CHO) platform using common bio-chemical engineering from readily available raw materials.

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

License and Other Commercial Arrangements

New Life

In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life Therapeutics PTE, LTD (“New Life”). Under the New Life Agreement, the Company granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life may exercise an option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option is non-exclusive and will expire on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option is exclusive and will also expire on December 31, 2021. If these options are exercised, the terms of the CIPN Field and the territory expansion will be negotiated by the parties. In June and July of 2021, we amended the New Life Agreement to make Sonnet BioTherapeutics CH SA (rather than Sonnet BioTherapeutics, Inc.) the party to the New Life Agreement (First Amendment) and we also made Sonnet BioTherapeutics, Inc. the Guarantor of performance under the New Life Agreement (Second Amendment), respectively.

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

New Life paid the Company a $0.5 million non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate a license agreement and a $0.5 million non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement. New Life is also obligated to pay a non-refundable deferred license fee of an additional $1.0 million at the time of the satisfaction of certain milestones, as well as potential additional milestone payments to the Company of up to $19.0 million subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay the Company tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DPN Field (or CIPN Field, if applicable).

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

Pursuant to the ARES License Agreement, we will pay ARES high single-digit royalties on net sales of Products sold by the Company. Royalties are payable on a Product-by-Product and country-by-country basis until the later of (i) a specified period of time after the First Commercial Sale (as defined in the ARES License Agreement) in such country, and (ii) the last date on which such product is covered by a valid claim in such country. If a Product is not covered by a valid claim in a country or such valid claim has expired or been invalidated before the twelfth (12th) anniversary of the date of the First Commercial Sale of such Product in such country, then the royalty rate will be reduced by fifty percent (50%). We will also pay ARES a sublicensing fee that is a percentage of the proceeds received from a sublicensing event (“Sublicensing Receipts”) using a sliding scale (which percentage decreases at later stages of clinical development at which the sublicensing event occurs) that starts in the low double digits and decreases to the high single digits. The ARES License Agreement may be terminated by the Company for convenience at any time or by either party upon a breach by the other party. The License agreement contains customary indemnification provisions.

The Ares License Agreement was amended effective November 1, 2021 in order to clarify the application of some of the terms and conditions contained therein related to sublicensing. In particular:

●	Sonnet is now authorized to grant sublicenses to third parties without the prior written consent of ARES, providing that the financial condition of any such sublicenses reflects fair market value as determined by Sonnet in good faith.
●	Because the initial conditions by which Sonnet would remunerate ARES out of Sublicensing Receipts were unclear, the ARES License Agreement was clarified such that Sonnet will now have to pay ARES a percentage of all Sublicensing Receipts in case the relevant sublicense agreement is signed before or after completion of the first Phase I clinical trial (as opposed to payment only in case the relevant sublicense agreement is signed after completion of the first Phase I clinical trial, as was set in the original ARES License Agreement).
●	It was agreed that the foregoing clarification would only apply to future sublicensing agreements, and with respect to the royalties (but not the milestone payments) that may be generated from the New Life Agreement.

Intellectual Property

With respect to our patent portfolio, we have one issued patent, and we have filed patent applications directed to fusion proteins that include the Fully Human Albumin Binding domain (FHAB). If granted, the resulting patents would expire on dates ranging from 2038 to 2041, subject to patent term extensions under certain circumstances. The patent application filings include:

● National filings corresponding to WO/2018/151868 – This application is directed to fully human “Albumin Binding Domain (FHAB) Fusion Proteins”, including fusion proteins with scFv’s (e.g., anti-TGFβ, PD-L1, TNF, IL1, IL6, IL8, etc.), fusion proteins with cytokines (e.g., IL2-FHAB, IL12-FHAB, IL15-FHAB, IL7-FHAB, etc.) and combinations of two cytokines, such as IL12-FHAB-IL15, GMcSF-FHAB-IL18, and IL18-FHAB-IL12; and methods of treatments using such FHAB fusion proteins. The application is pending in Australia, Brazil, Canada, China, European Union, Hong Kong, India, Japan, New Zealand, and Russia; however, it has issued in the United States on June 8, 2021 as Patent No. 11,028,166. The expiration date for the 11,028,166 U.S. patent will be March 2039.

○ A U.S. patent application (U.S. 15/932,387) and a PCT patent application (PCT/US2018/00085), titled “Albumin Binding Domain Fusion Proteins” originally received an application filing date of February 20, 2018, which is four days after the one year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which both the U.S. patent application and the PCT patent application claim a priority benefit. A request to restore the priority benefit to the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 was granted for the U.S. patent application and PCT patent application. Subsequently, national phase patent applications were filed from the PCT patent application in Australia, Brazil, Canada, China, Europe, India, Japan, New Zealand and Russia. However, due to differences in the patent laws in these jurisdictions, the priority claims to U.S. 62/459,975 and U.S. 62/459,981 have thus far only been accepted in Australia, Europe, India, Japan, New Zealand, and Russia.

● US provisional application directed to anti-IL6-FHAB fusion proteins, including anti-IL6-FHAB, anti-IL6-FHAB-anti-TGFβ, and anti-IL6-FHAB-anti-IL8 fusion proteins; and methods of treatments using such fusion proteins was re-filed as US 63/245,702 on September 22, 2021.

● US provisional application directed to Antigen/Albumin Binding Domain Conjugates, and methods of treatments using such conjugates was re-filed as US 63/187,278 on May 11, 2021.

● US provisional application directed to Method of Treating Age-Related Frailty with Low-Dose IL6 filed June 4, 2021.

● US provisional application directed to Novel Antibody Drug Conjugate (ADC) Platform with an Albumin Binding Domain filed December 7, 2021.

With respect to our trademark portfolio, we received international registrational approval with the World Intellectual Property Office (WIPO) for the Sonnet BioTherapeutics and FHAB marks, each having an Effective Date of Sept. 17, 2020. Further, both marks were published by the European Union Intellectual Property Office (EUIPO), having Effective Dates of Nov. 30, 2020 and Dec. 6, 2020, respectively. In 2021, the USPTO issued Notices of Allowance for both marks, indicating that both applications have successfully completed the opposition period and will mature to registration once Sonnet submits acceptable Statements of Use. To that end, the USPTO issued a Notice of Acceptance of the Statement of Use for the FHAB application and we expect the Certificate of Registration shortly. The Statement of Use for the Sonnet BioTherapeutics mark is still underway.

● The Switzerland Trademark Office granted protection to the Sonnet BioTherapeutics mark on Sept. 14, 2021, is protected under International Trademark Registration no. 1558330 and will be up for renewal through the WIPO on Sept. 17, 2030.

● Although the Sonnet BioTherapeutics mark was initially rejected in China due to potential non-use claims directed to certain competing companies, our law firm is quite confident that the rejection can be overcome by early 2022, and that effort is underway.

Employees

As of September 30, 2021, we had 9 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of its business.

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

In addition, in connection with and prior to the Merger, on April 1, 2020, Sonnet completed its acquisition of the global development rights for Atexakin Alfa (low dose formulation of Interleukin-6, IL-6, now “SON-080”) from Relief Therapeutics Holding SA (“Relief Holding”) through its acquisition of Relief Holding’s wholly-owned subsidiary, Relief Therapeutics SA (“Relief”), in exchange for the issuance to Relief Holding of shares of Sonnet common stock that converted into an aggregate of 757,933 shares of Company common stock in the Merger.]

Corporate and Available Information

The Company was organized on October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc. On April 1, 2020, the Company completed its business combination with Sonnet BioTherapeutics, Inc. (“Sonnet”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019, as amended, by and among the Company, Sonnet and Biosub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet, with Sonnet surviving as a wholly owned subsidiary of the Company (the “Merger”). Under the terms of the Merger Agreement, the Company issued shares of common stock to Sonnet’s stockholders at an exchange rate of 0.106572 shares for each share of Sonnet common stock outstanding immediately prior to the Merger. In connection with the Merger, the Company changed its name from “Chanticleer Holdings, Inc.” to “Sonnet BioTherapeutics Holdings, Inc.,” and the business conducted by the Company became the business conducted by Sonnet.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Our net losses for the years ended September 30, 2021 and 2020 were $25.0 million and $24.3 million, respectively. As of September 30, 2021, we had an accumulated deficit of $61.7 million.

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

We have incurred recurring losses and negative cash flows from operations activities since inception and we expect to generate losses and negative cash flows from operations for the foreseeable future primarily due to research and development costs for our potential product candidates. As of September 30, 2021, we had cash of $27.6 million and stockholders’ equity of $22.3 million. We believe our cash at September 30, 2021 will fund our projected operations into August 2022. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, for the years ended September 30, 2021 and 2020, we used $22.6 million and $15.6 million, respectively, in net cash for our operating activities, substantially all of which related to research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, as a result of the Merger, we will continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

To date, many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of COVID-19 and have closed non-essential businesses. As countries and state and local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

In particular, manufacturing of our pipeline products (other than SON-1010) has been delayed by COVID-19 related supply chain issues, specifically supply of raw materials, including media, resins, and analytical kits, compounded by international shipping delays. Although we do not have perfect visibility into a resolution of the supply chain issues, we anticipate delays of approximately one quarter to our programs for these products.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of December 10, 2021, our intellectual property portfolio includes 16 pending applications and patents – 11 applications and 1 US patent in the 5007 family, and 4 pending provisional applications.

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

As discussed under the heading “BUSINESS”, our PCT patent application having international patent application number PCT/US2018/00085 received an application filing date of February 20, 2018, which is four days after the one year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which the PCT patent application claims a priority benefit due to a computer issue at the PCT receiving office. Despite the restoration of the priority benefit to the filing date of U.S. provisional patent applications (U.S. 62/459,975 and U.S. 62/459,981) by the PCT, some countries in which national stage patent applications were filed from this PCT patent application did not accept this restoration including Canada and China, and the restoration procedure is pending in Brazil. In the event that priority is not restored, prior art may be available to these patent applications that may otherwise not be available to other patent applications filed from PCT/US2018/00085. This could affect the scope or breadth of the patent claims we are pursuing in Brazil, Canada, and China, or could result in no ability to receive patents in these countries.

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

As of December 10, 2021, we had about 9 full-time employees. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our business. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Holders

As of December 10, 2021, we had approximately 164 holders of record of our common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

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

Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. Sonnet has submitted an Investigational New Drug (“IND”) application to the FDA and intends to submit additional product stability data in the first quarter of 2022. Subject to FDA approval, Sonnet is preparing to initiate a U.S. clinical trial in oncology patients with solid tumors during the first half of 2022. Sonnet is also preparing to initiate an Australian clinical study in healthy volunteers during the first half of 2022. The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet intends to file for an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial top line clinical safety data during the second half of 2022. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte., Ltd (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot-scale efficacy study in the second half of 2022. SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bispecific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (IL-15). This compound is being developed for solid tumor indications, including colorectal cancer, and Sonnet expects to initiate the regulatory authorization process in the second half of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $25.0 million and $24.3 million for the years ended September 31, 2021 and 2020, respectively. As of September 30, 2021, the we had cash of $27.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Recent Events

New Life Therapeutics License Agreement

In May 2021, we entered into a License Agreement (the “New Life Agreement”) with New Life Therapeutics PTE, LTD., a company organized under the laws of Singapore (“New Life”). Pursuant to the New Life Agreement, we granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (or any derivatives, fragments or conjugates thereof) (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life may exercise the option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option is non-exclusive and will expire on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option is exclusive and will also expire on December 31, 2021. We are excluded from developing, using, selling or otherwise commercializing any Compounds or Products for use in the DPN Field in the Exclusive Territory during the term of the New Life Agreement.

We retain all rights to manufacture Compounds and Products anywhere in the world. The Company and New Life shall enter into a follow-on supply agreement pursuant to which we shall supply to New Life Products for development and commercialization thereof in the DPN Field (and the CIPN Field, if applicable) in the Exclusive Territory on terms to be negotiated by the parties.

Pursuant to the terms of the New Life Agreement, New Life will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies (if any, subject to both parties’ approval), preparing and filing applications for regulatory approval and undertaking other developmental and regulatory activities for and commercializing Products in the DPN Field (and the CIPN Field, if applicable) in the Exclusive Territory. New Life will own and maintain all regulatory filings and approvals for Products in the Exclusive Territory.

The Company’s obligations under the New Life Agreement include the following: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”) and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”).

New Life paid the Company a $500,000 non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate this license agreement and a $500,000 non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement, and is obligated to pay a deferred license fee of an additional $1,000,000 at the time of the satisfaction of certain milestones as well as potential additional milestone payments to us totaling up to $19,000,000 subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay us tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DPN Field (or CIPN Field, if applicable). In the event New Life (i) files for an initial public offering or (ii) is subject to a Change of Control, the royalty obligations may be converted to equity subject to mutual agreement of the parties.

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

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and on March 11, 2020 was declared a pandemic by the World Health Organization. Many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of COVID-19 and closed non-essential businesses. As countries and state and local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

In particular, manufacturing of our pipeline products (other than SON-1010) has been delayed by COVID-19 related supply chain issues, specifically supply of raw materials, including media, resins, and analytical kits, compounded by international shipping delays. Although we do not have perfect visibility into a resolution of the supply chain issues, we anticipate delays of approximately one quarter to our programs for these products.

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

Potential negative impacts of the COVID-19 outbreak on the conduct of current or future clinical studies include delays in gaining feedback from regulatory agencies, starting new clinical studies, and recruiting subjects to studies that are enrolling. The potential negative impacts also include inability to have study visits at study sites, incomplete collection of safety and efficacy data, and higher rates of drop-out of subjects from ongoing studies, delays in site entry of study data into the data base, delays in monitoring of study data because of restricted physical access to study sites, delays in site responses to queries, delays in data-base lock, delays in data analyses, delays in time to top-line data, and delays in completing study reports. New or worsening COVID-19 disruptions or restrictions could have the potential to further negatively impact our non-clinical studies, clinical trials, and drug manufacturing activities. At the current time, we are unable to quantify the potential effects of this pandemic on future operations.

Components of Results of Operations

Collaboration Revenue

Collaboration revenue is currently earned from the license arrangement entered into with New Life in May 2021, which granted New Life rights to an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in the Exclusive Territory. The Company identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The Company determined that the License and the R&D Activities are not distinct from each other and, therefore, combined these material promises into a single performance obligation. Under this agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and are being recognized over the estimated performance period of R&D services.

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

Our direct research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under third-party license agreements. We do not allocate employee costs and costs associated with discovery efforts, laboratory supplies and facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and as such, are not separately classified. We use internal resources primarily to conduct research and discovery as well as for managing preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and therefore, we do not track costs by product candidate.

We expect our research and development expense will increase for the foreseeable future as we attempt to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our current pipeline or any future product candidates we may develop due to the numerous risks and uncertainties associated with clinical development, including risk and uncertainties related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs that we decide to pursue;

●	our ability to maintain our current research and development programs and to establish new ones;

●	establishing an appropriate safety profile with investigational new drug-enabling studies;

●	successful patient enrollment in, and the initiation and completion of, clinical trials;

●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt of regulatory approvals from applicable regulatory authorities;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

●	our ability to establish new licensing or collaboration arrangements;

●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	launching commercial sales of product candidates, if approved, whether alone or in collaboration with others;

●	maintaining a continued acceptable safety profile of the product candidates following approval; and

●	the potential impact of COVID-19 on operations which may affect, among other things, the timing of clinical trials, availability of raw materials, and the ability to access and secure testing facilities.

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

Interest Income

Interest income consists primarily of amounts earned on a previously outstanding note receivable from Chanticleer.

Foreign Exchange Loss

Foreign exchange loss consists of exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Other Income

During 2021, we recognized other income in connection with forgiveness of the Company’s PPP loan.

Results of Operations

Comparison of the years ended September 30, 2021 and 2020

The following table summarizes the Company’s results of operations for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020	Change
Collaboration revenue	$483,626	$—	$483,626
Operating expenses
Research and development	16,634,553	9,877,555	6,756,998
Acquired in-process research and development	—	6,826,495	(6,826,495)
General and administrative	8,936,509	7,533,722	1,402,787
Total operating expenses	25,571,062	24,237,772	1,333,290
Loss from operations	(25,087,436)	(24,237,772)	1,816,916
Interest income	15	20,677	(20,662)
Foreign exchange loss	(22,041)	(48,020)	25,979
Other income	125,501	—	125,501
Net loss	$(24,983,961)	$(24,265,115)	$(718,846)

Collaboration Revenue

The Company recognized $0.5 million of revenue related to the New Life Agreement during the year ended September 30, 2021.

Research and Development Expenses

Research and development expenses were $16.6 million for the year ended September 30, 2021, compared to $9.9 million for the year ended September 30, 2020. The increase of $6.8 million was primarily due to the development of the cell lines for IL12-FHAB, IL12-FHAB-IL15 and SON-080, and an increase in payroll and share-based compensation expense as we continue to expand our operations.

Acquired In-process Research and Development

In connection with the acquisition of Relief, the intellectual property acquired related to atexakin alfa was immediately expensed since future development and regulatory approval is required.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the year ended September 30, 2021, compared to $7.5 million for the year ended September 30, 2020. The increase of $1.4 million was primarily due to an increase in payroll and share-based compensation expense and insurance expenses related to directors and officer’s insurance as we continue to expand our operations to support our research and development efforts, partially offset by a $1.4 million decrease in professional fees and transaction related fees associated with the closing of the Merger.

Other Income

Other income of $0.1 million was recognized in connection with forgiveness of the Company’s PPP loan in June of 2021.

Liquidity and Capital Resources

We have accumulated a $61.7 million deficit since inception. We have funded operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. We will likely offer additional securities for sale during our fiscal year 2022 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance the Company’s business plans and is in the best interests of our stockholders. There is no certainty that equity or debt financing will be available in the future or that it will be at acceptable terms and at this time, it is not possible to predict the outcome of these matters.

We have incurred significant net losses of approximately $25.0 million and $24.3 million for the years ended September 30, 2021 and 2020, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

The Company has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes its cash of $27.6 million at September 30, 2021 will fund the Company’s projected operations into August 2022. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The following table summarizes the Company’s sources and uses of cash for each of the years presented:

	Year Ended September 30,
	2021	2020
Net cash used in operating activities	$(22,552,245)	$(15,614,779)
Net cash used in investing activities	(3,623)	(76,183)
Net cash provided by financing activities	42,828,032	23,005,212
Net increase in cash	$20,272,164	$7,314,250

Operating Activities

During the year ended September 30, 2021, we used $22.6 million of cash in operating activities which was primarily attributable to our net loss of $25.0 million. This amount was offset by $1.4 million of share-based compensation expense, and a $1.0 million net decrease in operating assets and liabilities.

During the year ended September 30, 2020, we used $15.6 million of cash in operating activities which was primarily attributable to our net loss of $24.3 million. This amount was offset by a $6.8 million charge for in-process research and development related to the Relief Acquisition, a $1.4 million net increase in operating assets and liabilities and $0.4 million in share-based compensation expense.

Investing Activities

During the years ended September 30, 2021 and 2020, we purchased $3,623 and $ 76,183, respectively, of office furniture and computer equipment.

Financing Activities

During the year ended September 30, 2021, net cash provided by financing activities was $42.8 million, consisting primarily of net proceeds from the sale of common stock and warrants.

During the year ended September 30, 2020, net cash provided by financing activities was $23.0 million, consisting primarily of $19.1 million of net proceeds from the sale of common stock and warrants, $9.8 million of net proceeds received from the exercise of warrants, and $0.1 million from the receipt of loan proceeds. These sources of cash were partially offset by a $6.0 million payment in connection with the Merger.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of the Company may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$103,440	$34,695	$—	$—	$138,135
Debt Obligations (2)	748	—	—	—	748
Total	$104,188	$34,695	$—	$—	$138,883

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

While the Company’s significant accounting policies are described in more detail in the notes to the consolidated financial statements included elsewhere in this Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the consolidated financial statements.

Research and development expenses

Research and development expense consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of September 30, 2021, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the consolidated financial statements included elsewhere in this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Sonnet BioTherapeutics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonnet BioTherapeutics Holdings, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Prepaid development expenses and accrued research and development expense

As discussed in Notes 1 and 5 to the consolidated financial statements, research and development costs are expensed as incurred, which include amounts due to third parties for research, development, and manufacturing services. At the end of each reporting period, the Company compares the payments made to third-party service providers to the estimated progress towards completion of the related project, based on the measure of progress as defined in the contract. Factors the Company considers in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of its service providers. Depending on the timing of payments to the third-party service providers and the progress the Company estimates has been made as a result of the services provided, the Company will record a prepaid expense or accrued liability related to these costs. As of September 30, 2021, the Company reported prepaid expenses and other current assets of $1.2 million, a portion of which related to these costs, and accrued research and development expenses of $1.0 million.

We identified the evaluation of certain prepaid and accrued research and development expenses for third-party service providers as a critical audit matter. Evaluating the estimated progress toward completion of research and development projects, including the factors described above, required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. To evaluate the Company’s estimate of costs incurred as of September 30, 2021, for a selection of prepaid and accrued research and development expenses, we (1) examined the provisions in the contracts, invoices and communications received from third-party service providers related to the project status; (2) sent confirmations to the third-party service providers; and (3) inquired of the individuals who are responsible for monitoring and tracking the status of research and development activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania
December 16, 2021

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

	September 30,
	2021	2020
Assets
Current assets:
Cash	$27,622,067	$7,349,903
Prepaid expenses and other current assets	1,189,474	287,738
Total current assets	28,811,541	7,637,641
Property and equipment, net	59,056	67,889
Operating lease right-of-use asset	123,213	205,919
Other assets	—	82,959
Total assets	$28,993,810	$7,994,408
Liabilities and stockholders’ equity
Current liabilities:
Related-party notes	$748	$21,184
Accounts payable	3,781,299	2,057,559
Accrued expenses	2,310,410	2,063,678
Operating lease liability	94,520	82,060
Deferred income	516,374	500,000
Total current liabilities	6,703,351	4,724,481
Note payable	—	124,878
Operating lease liability	30,612	125,132
Total liabilities	6,733,963	4,974,491

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 60,250,637 and 14,724,105 issued and outstanding at September 30, 2021 and 2020, respectively	6,025	1,472
Additional paid-in capital	83,943,040	39,723,702
Accumulated deficit	(61,689,218)	(36,705,257)
Total stockholders’ equity	22,259,847	3,019,917
Total liabilities and stockholders’ equity	$28,993,810	$7,994,408

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

	Years ended September 30,
	2021	2020
Collaboration revenue	$483,626	$—
Operating expenses:
Research and development	16,634,553	9,877,555
Acquired in-process research and development	—	6,826,495
General and administrative	8,936,509	7,533,722
Total operating expenses	25,571,062	24,237,772
Loss from operations	(25,087,436)	(24,237,772)

Interest income	15	20,677
Foreign exchange loss	(22,041)	(48,020)
Other income	125,501	—
Net loss	(24,983,961)	(24,265,115)
Deemed dividend arising from warrant amendment	—	(41,338,934)
Net loss attributable to common stockholders	$(24,983,961)	$(65,604,049)
Per share information:
Net loss per share, basic and diluted	$(1.02)	$(6.96)
Weighted average shares outstanding, basic and diluted	24,547,290	9,420,484

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2019	5,547,643	$555	$9,594,100	$(12,440,142)	$(2,845,487)
Sale of common stock and warrants, net of issuance costs	2,338,435	233	19,069,797	—	19,070,030
Issuance of common stock to settle related-party notes	8,526	1	199,999	—	200,000
Issuance of common stock to affect the Relief acquisition	757,933	76	6,700,052	—	6,700,128
Issuance of common stock and payment made in connection with Merger (note 3)	547,639	55	(6,000,055)	—	(6,000,000)

Warrant exercises	5,523,929	552	9,789,754	—	9,790,306
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(24,265,115)	(24,265,115)
Balance at September 30, 2020	14,724,105	1,472	39,723,702	(36,705,257)	3,019,917
Sale of common stock and warrants, net of issuance costs	40,647,723	4,065	42,844,401	—	42,848,466
Issuance of common stock on vesting of restricted stock units	326,920	33	(33)	—	—
Net share settlement of warrants	4,528,026	453	(453)	—	—
Warrant exercises	23,863	2	—	—	2
Share-based compensation	—	—	1,375,423	—	1,375,423
Net loss	—	—	—	(24,983,961)	(24,983,961)
Balance at September 30, 2021	60,250,637	$6,025	$83,943,040	$(61,689,218)	$22,259,847

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

	Years ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,983,961)	$(24,265,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	6,826,495
Depreciation	12,456	8,294
Amortization of operating lease right-of-use asset	82,706	50,019
Share-based compensation	1,375,423	370,055
Non-cash interest expense	623	—
Forgiveness of note payable	(125,501)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(901,736)	(254,326)
Other assets	82,959	(82,959)
Accounts payable	1,723,740	168,806
Accrued expenses and other liabilities	246,732	1,112,698
Operating lease liability	(82,060)	(48,746)
Deferred income	16,374	500,000
Net cash used in operating activities	(22,552,245)	(15,614,779)
Cash flows from investing activities:
Purchases of property and equipment	(3,623)	(76,183)
Net cash used in investing activities	(3,623)	(76,183)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	42,848,466	19,070,030
Proceeds from the exercise of warrants, net of issuance costs	2	9,790,306
Payment to affect the Merger	—	(6,000,000)
Proceeds from the receipt of loan	—	124,878
Proceeds received from related-party notes	—	114,539
Repayments of related-party notes	(20,436)	(110,735)
Cash received in the Relief acquisition	—	16,194
Net cash provided by financing activities	42,828,032	23,005,212

Net increase in cash	20,272,164	7,314,250
Cash, beginning of year	7,349,903	35,653
Cash, end of year	$27,622,067	$7,349,903
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for Relief acquisition	$—	$6,700,128
Right of use asset and liability recorded upon adoption of ASC 842	$—	$255,938
Net settlement of warrants	$453	$—
Issuance of common stock to settle related-party notes	$—	$200,000
Issuance of common stock on vesting of restricted stock units	$33	$—

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and description of business

Description of business

Sonnet BioTherapeutics, Inc. (“Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. Sonnet has submitted an Investigational New Drug (“IND”) application to the FDA and intends to submit additional product stability data in the first quarter of 2022. Subject to FDA approval, Sonnet is preparing to initiate a U.S. clinical trial in oncology patients with solid tumors during the first half of 2022. Sonnet is also preparing to initiate an Australian clinical study in healthy volunteers during the first half of 2022. The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet intends to file for an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial top line clinical safety data during the second half of 2022. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte., Ltd (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot-scale efficacy study in the second half of 2022. SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bispecific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (IL-15). This compound is being developed for solid tumor indications, including colorectal cancer, and Sonnet expects to initiate the regulatory authorization process in the second half of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials.

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

Under the terms of the Merger Agreement, the Company issued shares of common stock to Sonnet’s stockholders. Sonnet Holdings assumed all outstanding and unexercised Chanticleer warrants which were converted into warrants to purchase common stock of Sonnet Holdings. In addition, Sonnet paid Chanticleer $6.0 million as a condition of closing and issued warrants to the spin-off entity.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

Global pandemic - Covid-19

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, clinical research organizations (“CROs”), and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with Covid-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. In particular, manufacturing of our pipeline products (other than SON-1010) has been delayed by COVID-19 related supply chain issues, specifically supply of raw materials, including media, resins, and analytical kits, compounded by international shipping delays. Although we do not have perfect visibility into a resolution of the supply chain issues, we anticipate delays of approximately one quarter to our programs for these products. Other than the foregoing, at the current time, the Company is unable to quantify the potential effects of this pandemic on its future operations.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations activities since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $27.6 million at September 30, 2021 will fund the Company’s projected operations into August 2022. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In May 2021, the Company entered into a license agreement with New Life Therapeutics PTE, LTD. Under the terms of the agreement, the Company has received $1.0 million in payments and has the potential to earn up to $20.0 million in milestone payments, as well as additional royalty payments (see Note 9).

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

d. Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company views its operations and manages its business in one segment.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

e. Fair value of financial instruments

Management believes that the carrying amounts of the Company’s financial instruments, including accounts payable, approximate fair value due to the short-term nature of those instruments. Due to the related-party relationships of the Company’s debt (Note 6), it is impractical to determine the fair value of the debt.

f. Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance that do not extend the estimated useful life or improve an asset are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations.

g. Impairment of long-lived assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, than an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. There were no impairment charges recorded during the fiscal years ended September 30, 2021 and 2020.

h. Collaboration revenue

Collaboration arrangements may contain multiple components, which may include (i) licenses; (ii) research and development activities; and (iii) the manufacturing and supply of certain materials. Payments pursuant to these arrangements may include non-refundable payments, upfront payments, milestone payments upon the achievement of significant regulatory and development events, sales milestones and royalties on product sales. The amount of variable consideration is constrained until it is probable that the revenue is not at a significant risk of reversal in a future period.

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

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability. In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life Therapeutics PTE, LTD (“New Life”). See Note 9 for further discussion of the New Life Agreement.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

i. Research and development expense

Research and development expenses include all direct and indirect costs associated with the development of the Company’s biopharmaceutical products. These expenses include personnel costs, consulting fees, and payments to third parties for research, development, and manufacturing services. These costs are charged to expense as incurred.

At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors the Company considers in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of its service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company will record a prepaid expense or accrued liability relating to these costs. Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Contingent development or regulatory milestone payment are recognized upon the related resolution of such contingencies.

j. Foreign currency

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the foreign exchange loss line item in the consolidated statements of operations.

k. Share-based compensation

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

l. Income taxes

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

m. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the years ended September 30, 2021 and 2020 are the Series B warrants and certain warrants issued to the spin-off entity with exercise prices of $0.0001 and $0.01 per share, respectively. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities such as common stock warrants and stock options which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	September 30,	September 30,
	2021	2020
Common stock warrants	39,588,234	—
Underwriter warrants	705,882	—
Private warrants	105,812	105,812
Legacy Chanticleer warrants	17,760	20,180
Series C warrants	11,329,461	11,329,461
Unvested restricted stock	363,268	653,845
	52,110,417	12,109,298

n. Recent accounting pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740 - Simplifying the Accounting for Income Taxes, which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the new standard, but adoption is not expected to have a material impact on its financial condition, results of operations, cash flows and financial statement disclosures.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,
	2021	2020
Professional fees	$286,688	$479,121
Compensation and benefits	989,315	1,065,398
Research and development	1,031,329	519,159
Other	3,078	—
Accrued Expenses	$2,310,410	$2,063,678

6. Debt

Related-party notes

During the year ended September 30, 2020, the Company issued unsecured notes payable to various related parties resulting in cash proceeds of $0.1 million. These notes are payable on demand and payments of $20,436 and $0.1 million were made during the years ended September 30, 2021 and 2020, respectively. The interest on these notes was de minimis during each of those years.

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

Under the terms of the CARES Act, the Company could apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness, if any, would be determined, subject to limitations, based on the use of loan proceeds for payroll costs, rent and utility costs and provided that only a portion of the use of proceeds are for non-payroll costs. The unforgiven portion of the PPP Loan could be repaid by the Company at any time prior to maturity with no prepayment penalty. The Company’s PPP Loan and the related interest were forgiven in full in June 2021, which is included in other income within the Company’s consolidated statement of operations.

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

The components of lease expense for the years ended September 30, 2021 and 2020 are as follows:

Lease expense	2021	2020
Operating lease expense	$102,156	$68,108
Short-term lease expense	12,935	57,756
Total lease cost	$115,091	$125,864

At September 30, 2021, the weighted average remaining lease term was 1.33 years and the weighted average discount rate was 12%. At September 30, 2020, the weighted average remaining lease term was 2.3 years and the weighted average discount rate was 12%.

Cash flow information related to operating leases for the years ended September 30, 2021 and 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows from operating leases	$101,516	$66,834

Future minimum lease payments under non-cancellable leases at September 30, 2021 are as follows:

Fiscal year
2022	$103,440
2023	34,695
Total undiscounted lease payments	138,135
Less: imputed interest	(13,003)
Total lease liabilities	$125,132

8. Commitments and Contingencies

Legal proceedings

From time to time, the Company is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of its business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

New Life will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies and other developmental and regulatory activities for and commercializing Products in the DPN Field (and the CIPN Field, if applicable) in the Exclusive Territory.

New Life paid the Company a $0.5 million non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate a license agreement and a $0.5 million non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement. New Life is also obligated to pay a non-refundable deferred license fee of an additional $1.0 million at the time of the satisfaction of certain milestones, as well as potential additional milestone payments to the Company of up to $19.0 million subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay the Company tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DPN Field (or CIPN Field, if applicable).

The New Life Agreement will remain in effect on a Product-by-Product, country-by-country basis and will expire upon the expiration of the Royalty Term for the last-to-expire Product in the last-to-expire country, subject to (i) each party’s early termination rights including for material breach or insolvency or bankruptcy of the other party and (ii) the Company’s Buy Back Right and New Life’s Give Back Right (as defined).

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

Revenue recognition

The Company first assessed the New Life Agreement under ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the New Life Agreement or units of accounts within the New Life Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company concluded that New Life represents a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”) to evaluate the appropriate accounting under the New Life Agreement. In accordance with this guidance, the Company identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The options to expand the CIPN Field and territory as well as the future supply agreement represent optional purchases, which are accounted for as separate contracts unless they convey a material right to the customer. The Company evaluated these separate contracts and did not identify any material right to be present. The Company determined that the License and the R&D Activities are not distinct from each other and, therefore, combined these material promises into a single performance obligation.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $0.5 million of the $1.0 million transaction price as of September 30, 2021.

10. Stockholders’ Equity

Common stock

In August 2021, the Company completed an underwritten public offering and received gross proceeds of $30.0 million, with $2.4 million of issuance expenses for net proceeds of $27.6 million. The Company sold 33,193,485 shares of its common stock and pre-funded warrants to purchase 2,100,632 shares of common stock at $0.0001 per share. Each share of common stock was sold with a common warrant to purchase one share of common stock with an exercise price of $0.85, at a combined offering price of $0.85, and each pre-funded warrant was sold with a common warrant to purchase one share of common stock with an exercise price of $0.85, at a combined offering price of $0.8499, for an aggregate issuance of 35,294,117 common warrants.

In connection with the offering, the Company granted the underwriters a 30-day overallotment option to purchase up to 5,294,117 shares of common stock and up to 5,294,117 common warrants. The underwriters partially exercised their overallotment option, resulting in the issuance of an additional 4,294,117 common warrants with an exercise price of $0.85, each of which is to purchase one share of common stock and was sold at a price of $0.01 per warrant.

In addition, warrants to purchase 705,882 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $1.0625 per share.

The Company entered into an At-the-Market Sales Agreement with BTIG on February 5, 2021 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company had the ability to offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15,875,000, subject to certain limitations set forth in the Sales Agreement. Through September 30, 2021 the Company sold an aggregate of 7,454,238 shares under the Sales Agreement for gross proceeds of $15.9 million and net proceeds of $15.2 million, thus reaching the maximum amount able to be sold under the Sales Agreement.

Also during the year ended September 30, 2021, the Company issued 326,920 shares of common stock upon the vesting of restricted stock units.

Prior to the Merger, the Company sold 186,075 shares of common stock and issued private warrants to purchase 93,026 shares of common stock with an exercise price of $29.32 per share for net proceeds of $4.1 million. In addition, the Company issued 8,526 shares of common stock and private warrants to purchase 4,262 upon conversion of outstanding promissory notes with an outstanding principal balance of $0.2 million at the time of conversion.

Upon consummation of the Merger, the Company issued 547,639 common shares and 206,371 warrants to legacy Chanticleer shareholders. The warrants are to purchase shares of common stock with exercise prices ranging from $0.01 per share to $1,820 per share and a weighted average exercise price of $26.60 per share.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

Warrant amendments and exercises

During the year ended September 30, 2021, the Series B warrant holders exercised 23,863 warrants for proceeds of $2. An additional 2,242,427 of Series B warrants were net share settled, resulting in the issuance of 2,242,339 shares of common stock.

During the year ended September 30, 2021, the Chanticleer warrants to purchase 186,161 shares of common stock with an exercise price of $0.01 per share were net share settled, resulting in the issuance of 185,422 shares of common stock.

During the year ended September 30, 2021, the 2,100,632 of pre-funded warrants sold in conjunction with the 2021 public offering were net share settled, resulting in the issuance of 2,100,265 shares of common stock.

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

In August 2020, the Series A warrant holders exercised all of the 3,300,066 Series A warrants resulting in net proceeds of $9.8 million. Upon exercise of the Series A warrants, the Series A holders received an aggregate of 11,329,461 Series C warrants. The Series C warrants have an exercise price of $3.19 per share and are exercisable six months from the date of issuance and expire on October 16, 2025.

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

As a result of the warrant amendments that occurred in August 2020, the Company recognized a deemed dividend of $41.3 million which reflects the fair value, as determined by a Black-Scholes option-pricing model, of the consideration given as an inducement for the investors to exercise the warrants. This deemed dividend is recorded in the Company’s consolidated statement of operations as an increase to the net loss attributable to common stockholders for purposes of computing basic and diluted net loss per share.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Common stock warrants

As of September 30, 2021, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants	39,588,234	$0.85	August 24, 2026
Underwriter warrants	705,882	$1.0625	August 19, 2026
Private warrants	105,812	$29.32	October 1, 2022 - March 10, 2023
Chanticleer warrants	17,760	$58.50 - $91.00	April 30, 2027 - December 17, 2028
Series B warrants	42,373	$0.0001	April 16, 2025
Series C warrants	11,329,461	$3.19	October 16, 2025
	51,789,522

11. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares authorized under the Plan as of September 30, 2021 was 650,686. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

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

The Company recorded share-based compensation expense associated with the RSUs in its accompanying consolidated statements of operations.

	Year Ended September 30,
	2021	2020
Research and development	$422,813	$105,694
General and administrative	952,610	264,361
	$1,375,423	$370,055

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at September 30, 2019	—	$—
Granted	653,845	3.63
Unvested balance at September 30, 2020	653,845	3.63
Granted	47,000	2.38
Vested	(326,920)	3.63
Forfeited	(10,657)	3.63
Unvested balance at September 30, 2021	363,268	$3.47

As of September 30, 2021, total unrecognized compensation expense relating to unvested RSUs granted was $0.7 million, which is expected to be recognized over a weighted-average period of less than one year.

12. Income Taxes

As of September 30, 2021, the Company has $80.2 million, $80.2 million and $4.0 million of federal, state and foreign net operating losses, respectively. The federal and state net operating losses will begin to expire in 2030 and the foreign net operating losses begin to expire in 2027. As of September 30, 2021, the Company has federal and state research and development tax credit carryforwards of $0.7 million and $0.5 million available to reduce future tax liabilities which will begin to expire in 2035 and 2030, respectively. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2021 and 2020. The valuation allowance increased $14.3 million during the year ended September 30, 2021 and $4.9 million during the year ended September 30, 2020.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards may be subject to annual limitations, against taxable income in future periods, which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforwards are subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there would be a reduction in the deferred tax assets with an offsetting reduction in the valuation allowance.

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely-than-not be realized. The determination as to whether the tax benefit will more-likely-than-not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties accrued on any unrecognized tax benefits within the provision for income taxes in its consolidated statements of operations. No unrecognized tax benefits have been recorded.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	As of September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$21,398,036	$7,108,066
Research and development credit carryforward	1,263,451	1,263,451
Share-based compensation	146,192	104,023
Lease liability	26,570	58,242
Accruals and other	144,215	207,612
Property and equipment	3,039	—
Gross deferred tax assets	22,981,503	8,741,394
Less: valuation allowance	(22,946,868)	(8,683,047)
	34,635	58,347
Deferred tax liabilities:
Property and equipment	—	(463)
Right-of-use asset	(34,635)	(57,884)
Net deferred tax assets	$—	$—

The Company recorded no income tax expense or benefit for the years ended September 30, 2021 and 2020. A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended September 30,
	2021	2020
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.6)	(4.0)
Change in valuation allowance	26.4	20.4
Research and development credit	—	(4.0)
Permanent differences	(0.1)	7.7
Foreign tax rate differential	0.7	0.5
Other	0.6	0.4
Effective income tax rate	—%	—%

13. Related-Party Transactions

In fiscal 2021 and 2020, the Company entered into various debt agreements with several officers of the Company. The terms of the debt and related components are described in more detail in Note 6.

14. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 16, 2021, the date at which the consolidated financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 15, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of Sonnet BioTherapeutics Holdings, Inc. (the “Company”), approved restricted stock unit (“RSU”) awards (using the Company’s standard form of RSU award agreement, a copy of which is filed as Exhibit 10.10 hereto and incorporated by reference herein) to certain executive officers of the Company under the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”). Each RSU represents a right to receive one share of the Company’s common stock upon vesting, subject to the terms and conditions described below.

Pankaj Mohan, Ph.D., Chief Executive Officer, received an RSU award representing 320,135 shares of the Company’s common stock. Jay Cross, Chief Financial Officer, received an RSU award representing 66,951 shares of the Company’s common stock. John Cini, Chief Scientific Officer received an RSU award representing 80,034 shares of the Company’s common stock. Each RSU award will vest as to 100% on January 1, 2023. In the event that a grantee ceases to be in Continuous Service (as defined in the Plan), any RSUs that have not vested as of the date of cessation of service shall be forfeited.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information about the current directors of the Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Directors	Age	Year First Became Director
Pankaj Mohan, Ph.D	57	2020
Nailesh Bhatt	49	2020
Albert Dyrness	59	2020
Donald Griffith	73	2020
Raghu Rao	59	2020

Set forth below are brief biographical descriptions of the individuals currently serving as the Company’s directors, based on information furnished to the Company by such individuals.

Pankaj Mohan, Ph.D.

Pankaj Mohan, Ph.D. founded Sonnet in 2015 and has since served as a member of its board of directors, and was appointed to our Board of Directors (the “Board”) as Chairman at the closing of the Merger. Dr. Mohan became the Chairman of Sonnet in June 2018 and the Chief Executive Officer of Sonnet in January 2019 and was appointed President and Chief Executive Officer of the Company at the closing of the Merger. From January 2011 to June 2018, he served as the President, Chief Executive Officer and Chairman of Oncobiologics, Inc. (now Outlook Therapeutics, Inc.; Nasdaq: OTLK), a company that he founded in 2011. Previously, Dr. Mohan served as head of Business Operations and Portfolio Management of Biologics Process and Product Development at Bristol-Myers Squibb Company and as a Director of Bioprocess Engineering at Genentech, Inc. Prior to that, Dr. Mohan served as a senior manager at Eli Lilly and Company. From May 1993 to April 1996, Dr. Mohan served as Assistant Professor (Lecturer/Fellow) at the Advanced Centre for Biochemical Engineering, University College London, London, United Kingdom. Dr. Mohan received a Ph.D. in Biochemical Engineering from the School of Chemical Engineering, University of Birmingham, Birmingham, United Kingdom, a Masters in Financial Management from Middlesex University Business School, London, United Kingdom, an Executive Management Program (AMP) from Fuqua School of Business at Duke University and a Bachelor of Chemical Engineering from the Indian Institute of Technology in Roorkee, India. He is also an author of an industry reference book on bioprocess operations (McGraw Hill). The Company believes Dr. Mohan is capable of making valuable contributions to the Board due to his extensive knowledge of the biopharmaceutical industry and his prior experience as an executive officer.

Nailesh Bhatt

Nailesh Bhatt has served on Sonnet’s board of directors since July 2018, and was appointed to our Board at the closing of the Merger. Since January 2018, Mr. Bhatt has been the Chief Executive Officer and a Board Member of VGYAAN Pharmaceuticals LLC, a company focused on developing and commercializing clinically critical drugs. Prior to that, in November 2001, Mr. Bhatt founded Proximare and is its Managing Director. Proximare is a strategic advisory firm focused exclusively on the pharmaceutical industry. Mr. Bhatt also serves as Board Member of Azurity Pharmaceuticals, Inc. since April 2018. In June 2015, Mr. Bhatt founded Proximare Lifesciences Fund. Mr. Bhatt pursued a Bachelor of Arts at Boston University with a major in Biology. The Company believes Mr. Bhatt can make valuable contributions to the Board due to his years of experience in the pharmaceutical industry working with start-ups to Fortune 500 companies.

Albert Dyrness

Albert Dyrness has served on Sonnet’s board of directors since October 2019, and was appointed to our Board at the closing of the Merger. Mr. Dyrness is a recognized biopharmaceutical industry expert in bio-process engineering with expertise in upstream, downstream, and fill/finish processes. Since July 2019, Mr. Dyrness has been the Managing Director of ADVENT Engineering Services, Inc., a Trinity Consultants Company, which serves as its life-sciences division. In 1988, Mr. Dyrness Co-Founded ADVENT Engineering Services, Inc., an engineering consulting firm serving the energy and life sciences industries. Starting with only 4 employees in the San Francisco Bay Area, ADVENT has grown to a staff of over 130 engineers with offices in Toronto, Canada, Singapore, Raleigh, North Carolina, Portland Oregon, Boston, Massachusetts, Irvine and San Ramon, California. In 2016, Mr. Dyrness became President and Chief Technical Officer of ADVENT and, in 2017, guided the company to a merger with Trinity Consultants, a 700-person engineering consulting firm. He also served as a member of the board of directors of Oncobiologics, Inc. (now Outlook Therapeutics, Inc.; Nasdaq: OTLK) from December 2015 to September 2017. In 1986, Mr. Dyrness graduated from the Massachusetts Institute of Technology where he studied mechanical engineering and entrepreneurism. The Company believes Mr. Dyrness is capable of making valuable contributions to the Board due to his years of experience in a Nasdaq-listed public company, along with years of entrepreneurial experience, including in the biopharmaceutical industry.

Donald Griffith, CPA

Donald Griffith, CPA has served on Sonnet’s board of directors since its inception in April 2015, was Chairman of the Sonnet board from April 2015 to June 2018, and was appointed to our Board at the closing of the Merger. Mr. Griffith has served as Sonnet’s Financial Controller since January 1, 2019, and since the Merger serves as our Controller. Prior to being Financial Controller, he served as Sonnet’s Chief Executive Officer and Chief Financial Officer from April 2015 to December 2016. Before that, Mr. Griffith was the Chief Financial Officer, Director and Secretary of Oncobiologics Inc. (now Outlook Therapeutics; Nasdaq: OTLK) from 2011 to 2018. Mr. Griffith has over 40 years’ experience in finance and accounting and is the founder and Partner of Stolz & Griffith, LLC, a New Jersey accounting firm. The Company believes Mr. Griffith is capable of making valuable contributions to the Board due to his years of experience in finance as well as in the pharmaceutical industry.

Raghu Rao

Raghu Rao has served on Sonnet’s board of directors since November 2019, and was appointed to our Board at the closing of the Merger. Mr. Rao is a serial entrepreneur, strategic business advisor and angel investor. Mr. Rao has founded, scaled and had successful exits with several high-technology companies. In his 33-year career, Mr. Rao has advised clients on the strategy and roll-out of high-profile projects, such as USA.gov, TSA Screening Gateway, Cancer.gov and other eGovernment initiatives. As the Vistage Princeton Chair, from July 2012 to March 2017, Mr. Rao ran three high-performing peer advisory boards for middle-market CEOs and business leaders of companies with total revenues exceeding $2 Billion. As the Chairman & President of InfoZen from August 1995 to July 2008, Mr. Rao has managed over $1 Billion in U.S. Federal Government contracts. Mr. Rao is a 20-year Charter Member of The Indus Entrepreneurs (TiE.org) and a 5-year patron of the Indiaspora. He has held board positions at several companies including Cellix BioSciences (Jan 2016 - Jan 2017), Paper Battery Company (Jan 2009 - Dec 2018), Kovid Group (Feb 2016 - Oct 2017) , WizNucleus (Jun 2010 - present) and InfoZen (Aug 1995 - Jul 2008). Mr. Rao is active in social entrepreneurship and community service. He co-founded the Hindu Jewish Coalition in December 2012 and Forum for Religious Freedom in March 2007, to preserve religious diversity worldwide. He has held non-profit board positions at the Infinity Foundation (New Jersey), Arsha Vidya Gurukulam (Pennsylvania) and the Family Services Agency (Maryland). Mr. Rao has an MBA in Finance from George Washington University (Dec 1991), an M.S. in Computer Science from Virginia Tech (Dec 1986), and a B.Tech. in Electrical Engineering from Indian Institute of Technology Madras (June 1984). The Company believes Mr. Rao is capable of making valuable contributions to the Board due to his 15 years of experience as an executive, along with 25 years of entrepreneurial experience, including in the biotech industry.

Executive Officers

The following table sets forth certain information about the current executive officers of the Company:

Executive Officers	Age	Position and Office
Pankaj Mohan, Ph.D	57	President and Chief Executive Officer
Jay Cross	51	Chief Financial Officer
John K. Cini, Ph.D.	69	Chief Scientific Officer
Susan Dexter	66	Chief Technical Officer
Richard Kenney, M.D.	63	Chief Medical Officer

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

John K. Cini, Ph.D.

John K. Cini, Ph.D. co-founded Sonnet in 2015 and has since served as its Chief Scientific Officer, and was appointed Chief Scientific Officer of the Company at the closing of the Merger, where he oversees and directs the Company’s discovery and development programs. His role includes the oversight of the selection process of cancer and immune oncology targets and proof-of-concept testing. Prior to joining Sonnet, he was Vice President of Discovery and Development Sciences at Oncobiologics, Inc. from January 2011 to April 2015. Dr. Cini has successfully advanced more than 20 novel monoclonal antibody products from discovery to IND. He is the holder of several novel product and formulation patents and applications. He has also been directly involved in several successful novel biologics through early discovery research into development and manufacturing through clinical trials and commercialization. Previous positions include Executive Director at Mederex (acquired by Bristol-Myers Squibb in 2010), lead discovery scientific roles at Johnson & Johnson (Ethicon, OrthoBioTech & Pharmaceutical Research), and Bayer. Dr. Cini’s therapeutic areas of expertise in system biology include oncology, immune oncology, inflammation, osteoporosis, wound healing, surgical adhesion and cellular aging. Dr. Cini has a PhD in Biochemistry from University of North Texas.

Susan Dexter

Susan Dexter has served as a contract consultant to Sonnet in the capacity of Chief Technical Officer since May 2019 and was appointed full-time Chief Technical Officer of the Company at the closing of the Merger. She came to Sonnet with more than thirty years of experience in biotechnology science, manufacturing and business development having been directly involved in three start-up companies, and multiple M&A activities. Her expertise in CMC for biologics process development ranges from cell line development to process development through commercial manufacturing. In her role as Managing Director at Latham Biopharm Group from September 2008 until the closing of the Merger, Ms. Dexter ran the Product Development service offering, managing the activities and disciplines related to pre-animal toxicology, pre-clinical tox study and CMC-related activities, including IND filings, Quality oversight of cGMP activities and other related CMC supply chain activities. She came to LBG from Xcellerex, Inc., a CDMO and developer of single use technology for bioprocessing. She was Chief Business Officer at Xcellerex from April 2004 to September 2008. Prior to Xcellerex, from July 1998 to April 2004, she was VP of Business Development at The Dow Chemical Company’s CDMO, an acquisition of Collaborative BioAlliance, facilitated by Ms. Dexter in 2000; and Assoc. Director of Business Development, at Celltech Biologics, purchased by Lonza Biologics, a biologics CDMO. She worked at Celltech/Lonza from 1986 to July 1998. Ms. Dexter holds a double major with Honors in Immunology and Marketing from American University, Washington, D.C., and certifications from Harvard University in ‘Negotiations for Lawyers’ and ‘Finance for Non-financial Managers.’ She was also Professor Emeritus at University College, London, Department of Bioengineering, teaching a credited course lecture and workshop in “Project managing biologics facility,” to graduate, Ph.D. and post-graduate professionals, from 1999 to 2006.

Richard Kenney, M.D.

Richard Kenney, M.D. has served as the Company’s Chief Medical Officer since April 2021. Dr. Kenney has more than 20 years of experience in translational-stage development of biologics, as well as the commercialization strategy and corporate management of preclinical, clinical-stage and commercialized vaccines and immunotherapies. As President of ClinReg Biologics, he has provided strategic consulting in clinical and regulatory affairs of biologics and medical monitoring and pharmacovigilance in several capacities. Dr. Kenney most recently served as Chief Development Officer at X-VAX Technology and previously held Chief Medical Officer roles at Immune Design and Crucell Holland, where he led the clinical development and regulatory affairs groups. Dr. Kenney was a researcher/reviewer for the FDA for over six years and did post-graduate training at Duke and NIH. Dr. Kenney received a B.S. in Chemistry from George Washington University and his M.D. from Harvard Medical School.

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

Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2021, except for the following: (i) Form 4s for John Cini, Susan Dexter and Donald Griffith which were due on May 27, 2021 were filed on May 28, 2021 and (ii) a Form 4 for Richard Kenney which was due on March 29, 2021 was filed on April 1, 2021.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as the Company’s principal executive officer during fiscal year 2021, the Company’s two most highly compensated executive officers who were serving as executive officers as of September 30, 2021 and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of September 30, 2021. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Pankaj Mohan, Ph.D	2021	512,236	279,930	-	-	-	792,165
President and Chief Executive Officer(2)	2020	490,000	243,954	1,161,114	-	-	1,895,068
John Cini, Ph.D.	2021	382,594	142,505	-	-	-	525,099
Chief Scientific Officer	2020	290,000	98,740	283,917	-	-	672,657
Jay Cross	2021	375,767	156,878	-	-	-	532,645
Chief Financial Officer(3)	2020	307,500	113,555	283,917	-	-	704,972

(1)	Represents the aggregate grant date fair value for grants made in 2021 and 2020 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.
(2)	Dr. Mohan became the Chairman of Sonnet in June 2018 and the Chief Executive Officer in January 2019, and the Chairman, President and Chief Executive Officer of the Company at the closing of the Merger.
(3)	Mr. Cross became the Chief Financial Officer of Sonnet in May 2019, and the Chief Financial Officer of the Company at the closing of the Merger.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of September 30, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2021

	Stock Awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Pankaj Mohan Ph.D.	159,933	(1)	96,919

John Cini, Ph.D.	39,107	(1)	23,699

Jay Cross	39,107	(1)	23,699

(1)	Each restricted stock unit (“RSU”) award vested as to 50% on April 2, 2021 and will vest as to the remaining 50% shown on the table above on April 2, 2022.

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

Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during fiscal year 2021:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nailesh Bhatt(2)	54,000	-	-	-	54,000
Albert Dyrness(3)	55,500	-	-	-	55,500
Donald Griffith (4)	-	-	-	100,100	100,100
Raghu Rao(5)	56,500	-	-	-	56,500

(1)	Represents the aggregate grant date fair value for grants made in 2021 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.
(2)	Mr. Bhatt holds an aggregate of 4,003 restricted stock units, as of September 30, 2021.
(3)	Mr. Dyrness holds an aggregate of 4,003 restricted stock units, as of September 30, 2021.
(4)	Mr. Griffith has served as Sonnet’s Financial Controller since January 1, 2019, and since the Merger serves as our Controller. The amounts in the table above under “All Other Compensation” represent salary and bonus earned by Mr. Griffith for the fiscal year 2021. See the description of the employment agreement with Mr. Griffith below.
(5)	Mr. Rao holds an aggregate of 4,003 restricted stock units, as of September 30, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 10, 2021 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after December 10, 2021 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 60,250,637 shares of common stock issued and outstanding as of December 10, 2021 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Name and Address of Beneficial Owner*	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Pankaj Mohan, Ph.D.	1,137,292	(1)	1.9%
Nailesh Bhatt	9,330	(2)	**
Albert Dyrness	10,246	(3)	**
Donald Griffith	85,693	(4)	**
Raghu Rao	4,321	(5)	**
John. K. Cini, Ph.D.	184,960	(6)	**
Jay Cross	-	(7)	-
All current executive officers and directors as a group (9 persons)	1,507,610	(8)	2.5

5% Holders
None

(*)	Unless otherwise indicated, the address is c/o Sonnet BioTherapeutics, Inc., 100 Overlook Center, Suite 102, Princeton, New Jersey, 08540.

(**)	Less than 1%.

(1)	Includes (i) 930,705 shares of common stock held by the Mohan Family Office, over which Dr. Mohan has shared power to vote and dispose with Swati Mohan, his spouse; (ii) 7,992 shares of common stock held individually by Pankhuri Mohan, Dr. Mohan’s child, over which Dr. Mohan has shared power to vote and dispose with Pankhuri Mohan; and (iii) 4,262 shares of common stock issuable upon exercise of warrants held by the Mohan Family Office, over which Dr. Mohan has shared power to vote and dispose with Swati Mohan, which are exercisable within 60 days of December 10, 2021. Excludes 159,933 restricted stock units, which will be settled in shares of common stock and do not vest within 60 days of December 10, 2021.

(2)	Excludes 4,003 restricted stock units, which will be settled in shares of common stock and do not vest within 60 days of December 10, 2021.

(3)	Includes 1,278 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days of December 10, 2021. Excludes 4,003 restricted stock units, which will be settled in shares of common stock and do not vest within 60 days of December 10, 2021.

(4)	Excludes 10,000 restricted stock units, which will be settled in shares of common stock and do not vest within 60 days of December 10, 2021.

(5)	Includes 106 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days of December 10, 2021. Excludes 4,003 restricted stock units, which will be settled in shares of common stock and do not vest within 60 days of December 10, 2021.

(6)	Excludes 39,107 restricted stock units, which will be settled in shares of common stock and do not vest within 60 days of December 10, 2021.

(7)	Excludes 39,107 restricted stock units, which will be settled in shares of common stock and do not vest within 60 days of December 10, 2021.

(8)	Includes 5,646 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days of December 10, 2021.

Equity Compensation Plan Information

The following table provides information as of September 30, 2021 regarding shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including its 2020 Omnibus Equity Incentive Plan (the “2020 Plan”).

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted average exercise price of outstanding options and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Equity compensation plans approved by security holders (1)	363,268	N/A	-
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	363,268	-	-

(1)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price. Other than RSUs, there were no outstanding options, warrants, or rights under our equity compensation plan as of September 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for named executive officers and directors, the Company describes below each transaction and series of similar transactions, since the beginning of fiscal year 2020, to which the Company was a party or will be a party, in which:

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

Related Party Notes

During the year ended September 30, 2020, the Company issued unsecured notes payable to Dr. Mohan, the Company’s Chairman, President and Chief Executive Officer, resulting in cash proceeds of $55,000. These notes are payable on demand, and payments of $20,436 and $51,196 were made on these and other notes payable due to Dr. Mohan during the years ended September 30, 2021 and 2020, respectively. The interest on these notes was de minimis during each of those years.

In October 2019, the Company issued 8,526 shares of common stock to settle $0.2 million of related party notes with Dr. Mohan.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP, the Company’s (and Sonnet’s, prior to the Merger) independent registered public accounting firms, for each of the respective last two fiscal years:

Fee Category	2021	2020
Audit Fees	$509,500	$521,611
Audit-Related Fees	-	-
Tax Fees	34,000	12,500
Total Fees	$543,500	$534,111

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

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by KPMG LLP during 2021 and 2020 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining KPMG LLP’s independence and has determined that such services for fiscal years 2021 and 2020 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Sonnet BioTherapeutics, Inc. (Registrant)

Date: December 16, 2021	/s/ Pankaj Mohan, Ph.D
Pankaj Mohan, Ph.D
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: December 16, 2021	/s/ Jay Cross
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

Signature	Title	Date

/s/ Pankaj Mohan, Ph.D	President, Chief Executive Officer and Chairman	December 16, 2021
Pankaj Mohan, Ph.D	(Principal Executive Officer)

/s/ Jay Cross	Chief Financial Officer	December 16, 2021
Jay Cross	(Principal Financial and Accounting Officer)

/s/ Albert Dyrness	Director	December 16, 2021
Albert Dyrness

/s/ Nailesh Bhatt	Director	December 16, 2021
Nailesh Bhatt

/s/ Raghu Rao	Director	December 16, 2021
Raghu Rao

/s/ Donald Griffith	Director	December 16, 2021
Donald Griffith

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 10, 2019, by and among the Company, Sonnet Sub. and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on October 11, 2019, and incorporated herein by reference).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated February 7, 2020, by and among the Company, Sonnet Sub and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on February 7, 2020, and incorporated herein by reference).

2.3	Share Exchange Agreement, between Sonnet BioTherapeutics, Inc. and Relief Therapeutics Holding SA, dated August 9, 2019 (incorporated by reference to Exhibit 2.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).#

3.1	Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).

3.2	Bylaws of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4/A (Registration No. 333-235301), filed with the SEC on February 7, 2020).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011).

4.2	Form of Warrant dated May 4, 2017 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed with the SEC on May 5, 2017).

4.3	Spin-Off Entity Warrant, dated April 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

4.4	Form of Sonnet BioTherapeutics, Inc. Converted Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020).

4.5	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.6	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2020).

4.7	Registration Rights Agreement, dated February 7, 2020, by and between the Company and certain investors named therein (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.8	Description of Securities*

4.9	Form of Pre-Funded Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.10	Form of Underwriter Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 16, 2021).

4.11	Form of Common Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

10.1	Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated August 6, 2019 (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.2	Amendment to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated September 25, 2019 (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.3	Side Letter and Amendment No. 2 to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS, Sonnet BioTherapeutics, Inc. and Chanticleer Holdings, Inc., dated February 7, 2020 (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.4	Employment Agreement, between Pankaj Mohan and Sonnet BioTherapeutics, Inc., dated December 31, 2018 (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.5	Employment Agreement, between John Cini and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.6	Employment Agreement, between Jay Cross and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.7	Employment Agreement, between Susan Dexter and the Company, dated April 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020). †

10.8	Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.9	Sonnet BioTherapeutics Holdings, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 20, 2020). †

10.10	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 001-35570), filed with the SEC on July 9, 2020). †

10.11	License Agreement, between Ares Trading SA and Relief Therapeutics SA, dated August 28, 2015 (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.12	Discovery Collaboration Agreement, between XOMA (US) LLC and Oncobiologics, Inc., dated July 23, 2012 (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.13	Amendment of Discovery Collaboration Agreement, between XOMA (US) LLC and Sonnet BioTherapeutics, Inc., dated May 7, 2019 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.14	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.15	Form of Warrant Exercise and Omnibus Amendment Agreement, dated as of August 3, 2020, by and between Sonnet BioTherapeutics Holdings, Inc. and the Holders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35570), filed with the SEC on August 4, 2020).

10.16	Assignment and Assumption Employment Agreements by Sonnet BioTherapeutics Holdings, Inc., effective April 1, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.17	Amendment No. 1 to Executive Employment Agreement, between Pankaj Mohan and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.18	Amendment No. 1 to Executive Employment Agreement, between John Cini and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.20	At-The-Market Sales Agreement, dated February 5, 2020, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-35570), filed with the SEC on February 5, 2021).

10.21	License Agreement, dated May 2, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021).***

10.22	First Amendment to License Agreement, dated June 11, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD.*

10.23	Second Amendment to License Agreement, dated July 7, 2021, among Sonnet Biotherapeutics CH SA, Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, Ltd.*

10.24	Amendment to License Agreement and Settlement, dated November 1, 2021, between ARES TRADING SA and Sonnet BioTherapeutics CH SA.***

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).

23.1	Consent of KPMG LLP.*

24.1	Power of attorney (included on the signature page).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
***	Filed herewith; portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted portions will be furnished to the Securities and Exchange Commission upon request.
#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
†	Indicates a management contract or compensation plan, contract or arrangement.

-128-