Form 10-Q
period 2021-12-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2022-02-08
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

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

☐ Yes ☒ No

There were 60,250,637 shares of common stock, par value $0.0001 per share of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of February 3, 2022.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

PART I

Item 1: Financial Statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2021	2021
Assets
Current assets:
Cash	$19,409,718	$27,622,067
Prepaid expenses and other current assets	1,174,027	1,189,474
Total current assets	20,583,745	28,811,541
Property and equipment, net	55,844	59,056
Operating lease right-of-use asset	100,978	123,213
Total assets	$20,740,567	$28,993,810
Liabilities and stockholders’ equity
Current liabilities:
Related-party notes	$748	$748
Accounts payable	2,112,287	3,781,299
Accrued expenses	1,747,116	2,310,410
Operating lease liability	97,902	94,520
Deferred income	386,575	516,374
Total current liabilities	4,344,628	6,703,351
Operating lease liability	4,998	30,612
Total liabilities	4,349,626	6,733,963

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 60,250,637 issued and outstanding at December 31, 2021 and September 30, 2021	6,025	6,025
Additional paid-in capital	84,275,115	83,943,040
Accumulated deficit	(67,890,199)	(61,689,218)
Total stockholders’ equity	16,390,941	22,259,847
Total liabilities and stockholders’ equity	$20,740,567	$28,993,810

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2021	2020
Collaboration revenue	$129,799	$—
Operating expenses:
Research and development	4,265,866	3,866,007
General and administrative	2,078,885	1,997,986
Total operating expenses	6,344,751	5,863,993
Loss from operations	(6,214,952)	(5,863,993)

Foreign exchange gain (loss)	13,971	(13,247)
Net loss	$(6,200,981)	$(5,877,240)
Per share information:
Net loss per share, basic and diluted	$(0.10)	$(0.34)
Weighted average shares outstanding, basic and diluted	60,293,010	17,218,485

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2021	60,250,637	$6,025	$83,943,040	$(61,689,218)	$22,259,847
Share-based compensation	—	—	332,075	—	332,075
Net loss	—	—	—	(6,200,981)	(6,200,981)
Balance at December 31, 2021	60,250,637	$6,025	$84,275,115	$(67,890,199)	$16,390,941

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2020	14,724,105	$1,472	$39,723,702	$(36,705,257)	$3,019,917
Warrant exercises	23,863	2	—	—	2
Net share settlement of warrants	2,427,761	243	(243)	—	—
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(5,877,240)	(5,877,240)
Balance at December 31, 2020	17,175,729	$1,717	$40,093,514	$(42,582,497)	$(2,487,266)

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,200,981)	$(5,877,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,212	3,081
Acquired in-process research and development	120,000	—
Amortization of operating lease right-of-use asset	22,235	19,719
Share-based compensation	332,075	370,055
Non-cash interest	—	316
Change in operating assets and liabilities:
Prepaid expenses and other current assets	15,447	(63,132)
Accounts payable	(1,669,012)	201,922
Accrued expenses	(563,294)	382,836
Operating lease liability	(22,232)	(19,242)
Deferred income	(129,799)	—
Net cash used in operating activities	(8,092,349)	(4,981,685)
Cash flows from investing activities:
Purchase of in-process research and development	(120,000)	—
Net cash used in investing activities	(120,000)	—
Cash flows from financing activities:
Proceeds from the exercise of warrants	—	2
Repayments of related-party notes	—	(20,124)
Net cash used in financing activities	—	(20,122)
Net decrease in cash	(8,212,349)	(5,001,807)
Cash, beginning of period	27,622,067	7,349,903
Cash, end of period	$19,409,718	$2,348,096

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and description of business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. Sonnet has submitted an Investigational New Drug (“IND”) application to the FDA and intends to submit additional product stability data in the first quarter of 2022. Subject to FDA approval, Sonnet is preparing to initiate a U.S. clinical trial in oncology patients with solid tumors during the first half of 2022. Sonnet is also preparing to initiate an Australian clinical study in healthy volunteers during the first half of 2022. The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet intends to file for an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial top line clinical safety data during the second half of 2022. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot-scale efficacy study in the second half of 2022. SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer, and Sonnet expects to initiate the regulatory authorization process in the second half of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials.

Global pandemic - COVID-19

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials. This pandemic or outbreak could result in difficulty securing clinical trial site locations, clinical research organizations (“CROs”), and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with COVID-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition. In particular, manufacturing of the Company’s pipeline products (other than SON-1010) has been delayed by COVID-19 related supply chain issues, specifically supply of raw materials, including media, resins, and analytical kits, compounded by international shipping delays. Although the Company does not have perfect visibility into a resolution of the supply chain issues, the Company anticipates delays of approximately one quarter to its programs for these products. Other than the foregoing, at the current time, the Company is unable to quantify the potential effects of this pandemic on its future operations.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations activities since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $19.4 million at December 31, 2021 will fund the Company’s projected operations into August 2022. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and its results of operations and cash flows for the three months ended December 31, 2021 and 2020. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance that do not extend the estimated useful life or improve an asset are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the consolidated statement of operations.

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

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability. In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life Therapeutics Pte, Ltd. (“New Life”). See Note 5 for further discussion of the New Life Agreement.

f.	Research and development expense

Research and development expenses include all direct and indirect costs associated with the development of the Company’s biopharmaceutical products. These expenses include personnel costs, consulting fees, and payments to third parties for research, development, and manufacturing services. These costs are charged to expense as incurred.

At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors the Company considers in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of its service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company will record a prepaid expense or accrued liability relating to these costs. Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies.

g.	Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three months ended December 31, 2021 and 2020 are the Series B warrants with an exercise price of $0.0001 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	December 31,
	2021	2020
Common stock warrants	39,588,234	—
Underwriter warrants	705,882	—
Private warrants	105,812	105,812
Chanticleer warrants	17,760	17,760
Series C warrants	11,329,461	11,329,461
Unvested restricted stock	1,013,953	653,845
	52,761,102	12,106,878

h.	Recent accounting pronouncements

Recently announced

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this principle on its consolidated financial statements.

Recently adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740 - Simplifying the Accounting for Income Taxes, which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The adoption of ASU 2019-12 on October 1, 2021 did not have any impact on the consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	September 30,
	2021	2021
Compensation and benefits	$656,737	$989,315
Research and development	728,746	1,031,329
Professional fees	349,860	286,688
Other	11,773	3,078
	$1,747,116	$2,310,410

4. Commitments and Contingencies

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

The Company has entered into a License Agreement (the “ARES License Agreement”) with Ares Trading, a wholly-owned subsidiary of Merck KGaA (“ARES”). Under the terms of the ARES License Agreement, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Pursuant to the ARES License Agreement, the Company will pay ARES high single-digit royalties on net sales of products sold by the Company. Royalties are payable on a product-by-product and country-by-country basis until the later of (i) a specified period of time after the first commercial sale in such country, and (ii) the last date on which such product is covered by a valid claim in such country.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company paid a $0.1 million technology access fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the three months ended December 31, 2021. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement.

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

5. Collaboration Revenue

Under the New Life Agreement, the Company granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life had the option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option was non-exclusive and expired on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option was exclusive and expired on December 31, 2021.

The Company will retain all rights to manufacture Compounds and Products anywhere in the world. The Company and New Life shall enter into a follow-on supply agreement pursuant to which the Company shall supply to New Life Products for development and commercialization thereof in the DPN Field in the Exclusive Territory on terms to be negotiated by the parties. The Company will also assist in transferring certain preclinical and clinical development know-how that is instrumental in New Life’s ability to benefit from the license.

New Life will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies and other developmental and regulatory activities for and commercializing Products in the DPN Field in the Exclusive Territory.

New Life paid the Company a $0.5 million non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate a license agreement and a $0.5 million non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement. New Life is also obligated to pay a non-refundable deferred license fee of an additional $1.0 million at the time of the satisfaction of certain milestones, as well as potential additional milestone payments to the Company of up to $19.0 million subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay the Company tiered double-digit royalties ranging from 12% to 30% based on annual net sales of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DIPN Field.

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

In addition, New Life granted to the Company an exclusive option to buy back the rights (the “Buy Back Right”) granted by the Company to New Life and the Company granted New Life the right to give back the rights (the “Give Back Right”) with respect to Products in the DPN Field in one or more countries in the Exclusive Territory on terms to be agreed upon, which options will expire upon the initiation of a Phase III Trial for the applicable Product.

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $0.1 million of revenue for the three months ended December 31, 2021.

6. Stockholders’ Equity

Common stock warrants

As of December 31, 2021, the following equity-classified warrants and related terms were outstanding:

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
	51,789,522

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares authorized under the Plan as of December 31, 2021 was 650,686, all but one of which has been granted at December 31, 2021. On January 1, 2022, the total number of shares authorized under the Plan increased to 2,410,026. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted stock units

In July of 2020, 653,846 restricted stock units (“RSUs”) were granted, 50% of which vested on April 2, 2021 and the remaining 50% vest on April 2, 2022. In March of 2021, an additional 47,000 RSUs were granted, 50% of which vest on March 25, 2022 and the remaining 50% vest on March 25, 2023. In December of 2021, 650,685 RSUs were granted, 100% of which vest on January 1, 2023. Any unvested RSUs will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs in its accompanying consolidated statements of operations as follows:

	Three Months Ended December 31,
	2021	2020
Research and development	$169,176	$105,694
General and administrative	162,899	264,361
	$332,075	$370,055

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at September 30, 2021	363,268	$3.47
Granted	650,685	$0.50
Unvested balance at December 31, 2021	1,013,953	$1.57

As of December 31, 2021, total unrecognized compensation expense relating to unvested RSUs granted was $0.7 million, which is expected to be recognized over a weighted-average period of less than one year.

8. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the unaudited interim consolidated financial statements were available to be issued.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin for transport to target tissues. We designed the construct to improve drug accumulation in specific tissues, as well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation, thereby reducing the risk of immunogenicity. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. We have completed a nonhuman primate (“NHP”) GLP toxicity study and have successfully manufactured drug product for clinical use. We have submitted an Investigational New Drug (“IND”) application to the FDA and intend to submit additional product stability data in the first quarter of 2022. Subject to FDA approval, we are preparing to initiate a U.S. clinical trial in oncology patients with solid tumors during the first half of 2022. We are also preparing to initiate an Australian clinical study in healthy volunteers during the first half of 2022. We acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We intend to file for an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial top line clinical safety data during the second half of 2022. Pursuant to a license agreement we entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot-scale efficacy study in the second half of 2022. SON-1210 (“IL12-FHAB-IL15”), our lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer, and we expect to initiate the regulatory authorization process in the second half of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $6.2 million and $5.9 million for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had cash of $19.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Components of Results of Operations

Collaboration Revenue

Collaboration revenue is currently earned from the license arrangement entered into with New Life in May 2021, which granted New Life rights to an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical Products containing the Compound for the DPN Field in the Exclusive Territory. We identified the License and R&D Activities as obligations under the arrangement. We determined that the License and the R&D Activities are not distinct from each other and, therefore, combined these material promises into a single performance obligation. Under this agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and are being recognized over the estimated performance period of R&D services.

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

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) consists of exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Results of Operations

Comparison of the three months ended December 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020	Change
Collaboration revenue	$129,799	$—	$129,799
Operating expenses
Research and development	4,265,866	3,866,007	399,859
General and administrative	2,078,885	1,997,986	80,899
Total operating expenses	6,344,751	5,863,993	480,758
Loss from operations	(6,214,952)	(5,863,993)	(350,959)
Foreign exchange gain (loss)	13,971	(13,247)	27,218
Net loss	$(6,200,981)	$(5,877,240)	$(323,741)

Collaboration Revenue

We recognized $0.1 million of revenue related to the New Life Agreement during the three months ended December 31, 2021.

Research and Development Expenses

Research and development expenses were $4.3 million for the three months ended December 31, 2021, compared to $3.9 million for the three months ended December 31, 2020. The increase of $0.4 million was primarily due to the development of the cell lines for IL12-FHAB, IL12-FHAB-IL15 and SON-080, and an increase in payroll and share-based compensation expense as we continue to expand our operations.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended December 31, 2021, compared to $2.0 million for the three months ended December 31, 2020. The increase relates to an increase in consulting fees.

Liquidity and Capital Resources

As of December 31, 2021, our accumulated deficit was $67.9 million. We have funded operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. We will likely offer additional securities for sale during our fiscal year 2022 or thereafter in response to market conditions or other circumstances if we believe such a plan of financing is required to advance our business plans and is in the best interests of our stockholders. There is no certainty that equity or debt financing will be available in the future or that it will be at acceptable terms and at this time, it is not possible to predict the outcome of these matters.

We have incurred significant net losses of $6.2 million and $5.9 million for the three months ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $19.4 million at December 31, 2021 will fund our projected operations into August 2022. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(8,092,349)	$(4,981,685)
Net cash used in investing activities	(120,000)	—
Net cash used in financing activities	—	(20,122)
Net decrease in cash	$(8,212,349)	$(5,001,807)

Operating Activities

During the three months ended December 31, 2021, we used $8.1 million of cash in operating activities which was primarily attributable to our net loss of $6.2 million and a $2.2 million decrease in accounts payable and accrued expenses, primarily related to research and development efforts. This amount was offset by $0.3 million in share-based compensation expense and $0.1 million acquired in-process research and development.

During the three months ended December 31, 2020, we used $5.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $5.9 million. This amount was offset by $0.4 million in share-based compensation expense and a $0.6 million increase in accounts payable and accrued expenses, primarily related to increased research and development efforts.

Operating Activities

During the three months ended December 31, 2021, we used $0.1 million for the purchase of acquired in-process research and development.

Financing Activities

During the three months ended December 31, 2020, we made repayments of related-party notes of $20 thousand.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and clinical trials of product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates and programs that we develop or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

●	our ability to obtain marketing approval for product candidates;

●	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights covering our product candidates;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to product candidates;

●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

●	the success of any other business, product or technology that we acquire or in which we invest;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

●	market acceptance of our product candidates, to the extent any are approved for commercial sale;

●	the effect of competing technological and market developments; and

●	the potential impact of the COVID-19 pandemic on our clinical trials and operations

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of us may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$103,924	$8,674	$—	$—	$112,598
Debt Obligations (2)	$748	$—	$—	$—	$748
Total	$104,672	$8,674	$—	$—	$113,346

(1) Reflects obligations pursuant to the Company’s office lease in Princeton, New Jersey.

(2) Reflects unsecured notes payable issued to certain related parties.

In addition to the contracts with payment commitments that we have reflected in the table above, we have entered into other contracts in the normal course of business with certain CROs, CMOs and other third-parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancellable upon prior notice and as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancellable obligations to our service providers, up to the date of cancellation.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of December 31, 2021, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2021, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II - Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending December 31, 2021 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A: RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 17, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company paid a $0.1 million technology access fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the three months ended December 31, 2021. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement.

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

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2022.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	February 8, 2022	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

