Form 10-Q
period 2022-03-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2022-05-10
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-35570

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2932652
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 Overlook Center, Suite 102, Princeton, NJ 08540

(Address of Principal Executive Offices) (Zip Code)

(609) 375-2227

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SONN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.

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

There were 60,587,905 shares of common stock, par value $0.0001 per share of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of May 5, 2022.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

PART I

Item 1: Financial Statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	September 30,
	2022	2021
Assets
Current assets:
Cash	$13,635,528	$27,622,067
Prepaid expenses and other current assets	1,280,133	1,189,474
Total current assets	14,915,661	28,811,541
Property and equipment, net	52,634	59,056
Operating lease right-of-use asset	78,000	123,213
Total assets	$15,046,295	$28,993,810
Liabilities and stockholders’ equity
Current liabilities:
Related-party notes	$748	$748
Accounts payable	4,036,420	3,781,299
Accrued expenses	2,104,936	2,310,410
Operating lease liability	79,603	94,520
Deferred income	291,255	516,374
Total current liabilities	6,512,962	6,703,351
Operating lease liability	—	30,612
Total liabilities	6,512,962	6,733,963

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 60,263,137 and 60,250,637 issued and outstanding at March 31, 2022 and September 30, 2021, respectively	6,026	6,025
Additional paid-in capital	84,626,005	83,943,040
Accumulated deficit	(76,098,698)	(61,689,218)
Total stockholders’ equity	8,533,333	22,259,847
Total liabilities and stockholders’ equity	$15,046,295	$28,993,810

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Collaboration revenue	$95,320	$—	$225,119	$—
Operating expenses:
Research and development	6,405,273	3,840,399	10,671,138	7,706,407
General and administrative	1,900,263	2,196,632	3,979,149	4,194,617
Total operating expenses	8,305,536	6,037,031	14,650,287	11,901,024
Loss from operations	(8,210,216)	(6,037,031)	(14,425,168)	(11,901,024)
Foreign exchange gain (loss)	1,717	(2,076)	15,688	(15,323)
Net loss	$(8,208,499)	$(6,039,107)	$(14,409,480)	$(11,916,347)
Per share information:
Net loss per share, basic and diluted	$(0.14)	$(0.32)	$(0.24)	$(0.66)
Weighted average shares outstanding, basic and diluted	60,294,838	18,742,926	60,293,914	17,972,329

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2021	60,250,637	$6,025	$83,943,040	$(61,689,218)	$22,259,847
Share-based compensation	—	—	332,075	—	332,075
Net loss	—	—	—	(6,200,981)	(6,200,981)
Balance at December 31, 2021	60,250,637	6,025	84,275,115	(67,890,199)	16,390,941
Issuance of common stock on vesting of restricted stock units	12,500	1	(1)	—	—
Share-based compensation	—	—	350,891	—	350,891
Net loss	—	—	—	(8,208,499)	(8,208,499)
Balance at March 31, 2022	60,263,137	$6,026	$84,626,005	$(76,098,698)	$8,533,333

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2020	14,724,105	$1,472	$39,723,702	$(36,705,257)	$3,019,917
Warrant exercises	23,863	2	—	—	2
Net share settlement of warrants	2,427,761	243	(243)	—	—
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(5,877,240)	(5,877,240)
Balance at December 31, 2020	17,175,729	1,717	40,093,514	(42,582,497)	(2,487,266)
Sale of common stock, net of issuance costs	4,021,561	402	10,178,225	—	10,178,627
Share-based compensation			370,055	—	370,055
Net loss	—	—	—	(6,039,107)	(6,039,107)
Balance at March 31, 2021	21,197,290	$2,119	$50,641,794	$(48,621,604)	$2,022,309

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,409,480)	$(11,916,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,422	6,163
Acquired in-process research and development	285,627	—
Amortization of operating lease right-of-use asset	45,213	40,146
Share-based compensation	682,966	740,110
Non-cash interest	—	624
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(90,659)	(371,464)
Other assets	—	82,959
Accounts payable	255,121	(144,027)
Accrued expenses	(205,474)	832,058
Operating lease liability	(45,529)	(39,507)
Deferred income	(225,119)	—
Net cash used in operating activities	(13,700,912)	(10,769,285)
Cash flows provided by investing activities:
Purchase of in-process research and development	(285,627)	—
Net cash used in investing activities	(285,627)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	10,178,627
Proceeds from the exercise of warrants	—	2
Repayments of related-party notes	—	(20,436)
Net cash provided by financing activities	—	10,158,193

Net decrease in cash	(13,986,539)	(611,092)
Cash, beginning of period	27,622,067	7,349,903
Cash, end of period	$13,635,528	$6,738,811
Supplemental disclosure of non-cash financing activities:
Net settlement of warrants	$—	$243
Issuance of common stock on vesting of restricted stock units	$1	$—

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and description of business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This will allow the Company to initiate a U.S. clinical trial in oncology patients with solid tumors during the second quarter of 2022. Sonnet is also preparing to initiate an Australian clinical study in healthy volunteers during the second quarter of 2022. The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet intends to file for an ex-U.S. Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial clinical safety data during the second half of 2022. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to initiate a Phase 2a study in the second half of 2022, once the CIPN safety data is available. SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer, and Sonnet expects to initiate the regulatory authorization process in the second half of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $13.6 million at March 31, 2022 will fund the Company’s projected operations into August 2022. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three and six months ended March 31, 2022 and 2021. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability. In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life. See Note 5 for further discussion of the New Life Agreement.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

g. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and six months ended March 31, 2022 and 2021 are the Series B warrants with an exercise price of $0.0001 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	March 31, 2022	March 31, 2021
Common stock warrants	39,588,234	—
Underwriter warrants	705,882	—
Private warrants	105,812	105,812
Chanticleer warrants	17,760	17,760
Series C warrants	11,329,461	11,329,461
Unvested restricted stock	987,953	653,845
	52,735,102	12,106,878

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

h. Recent accounting pronouncements

Recently Announced

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740-Simplifying the Accounting for Income Taxes, which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The adoption of ASU 2019-12 on October 1, 2021 did not have any impact on the consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	September 30,
	2022	2021
Compensation and benefits	$591,171	$989,315
Research and development	1,382,205	1,031,329
Professional fees	99,331	286,688
Other	32,229	3,078
	$2,104,936	$2,310,410

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

License agreements

The Company has entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was met in April 2022, at which time the Company recognized research and development expense of $0.5 million related to the Collaboration Agreement.

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

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. The Brink Agreement has an initial term of three years and will automatically renew for one year terms unless terminated with written notice by either party or if the Company ceases to use the licensed property for the product development phase. During the product development phase, the Company is obligated to make annual license fee payments of approximately $0.1 million. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The Company paid a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the six months ended March 31, 2022.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of March 31, 2022). The Company paid a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statements of operations for the three and six months ended March 31, 2022.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. Upon obtaining the license, the Company will be obligated to pay a license fee of €25,000 (approximately $27,500 as of March 31, 2022). The Company is obligated to make contingent milestone payments to ProteoNic totaling €1.2 million (approximately $1.3 million as of March 31, 2022) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company paid a $0.1 million technology access fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the six months ended March 31, 2022. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement.

Employment agreements

The Company has entered into employment agreements with its officers and certain employees that provide for severance and continuation of benefits in the event of termination of employment either by the Company without cause or by the employee for good reason, both as defined in the agreement. In addition, in the event of termination of employment following a change in control, as defined, either by the Company without cause or by the employee for good reason, any unvested portion of the employee’s initial stock option grant becomes immediately vested.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

New Life paid the Company a $0.5 million non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate a license agreement and a $0.5 million non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement. New Life is also obligated to pay a non-refundable deferred license fee of an additional $1.0 million at the time of the satisfaction of certain milestones, as well as potential additional milestone payments to the Company of up to $19.0 million subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay the Company tiered double-digit royalties ranging from 12% to 30% based on annual net sales of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DPN Field.

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

Revenue recognition

The Company first assessed the New Life Agreement under ASC 808, Collaborative Arrangements, to determine whether the New Life Agreement or units of accounts within the New Life Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company concluded that New Life represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers, to evaluate the appropriate accounting under the New Life Agreement. In accordance with this guidance, the Company identified the following obligations under the arrangement: (i) license to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The options to expand the CIPN Field and territory as well as the future supply agreement represent optional purchases, which are accounted for as separate contracts unless they convey a material right to the customer. The Company evaluated these separate contracts and did not identify any material right to be present. The Company determined that License and the R&D services are not distinct from each other and therefore combined these material promises into a single performance obligation.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $0.1 million and $0.2 million of collaboration revenue for the three and six months ended March 31, 2022, respectively.

6. Stockholders’ Equity

Common stock

During the six months ended March 31, 2021, the Company sold common stock of 4,021,561 shares under an at-the-market sales agreement for gross proceeds of an aggregate of $10.6 million and net proceeds of $10.2 million.

Common stock warrants

As of March 31, 2022, the following equity-classified warrants and related terms were outstanding:

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

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares of common stock available for issuance under the Plan as of March 31, 2022 was 2,412,526. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Restricted stock units

In July of 2020, 653,846 restricted stock units (“RSUs”) were granted, 50% of which vested on April 2, 2021 and the remaining 50% vested on April 2, 2022. In March of 2021, an additional 47,000 RSUs were granted, 50% of which vested on March 25, 2022 and the remaining 50% vest on March 25, 2023. In December of 2021, 650,685 RSUs were granted, 100% of which vest on January 1, 2023. Any unvested RSUs will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs in its accompanying interim consolidated statements of operations as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2022	March 31, 2022	March 31, 2021	March 31, 2021
Research and development	$160,907	$330,083	$105,695	$211,389
General and administrative	189,984	352,883	264,360	528,721
	$350,891	$682,966	$370,055	$740,110

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2021	363,268	$3.47
Granted	650,685	$0.50
Vested	(23,500)	$2.38
Forfeited	(2,500)	$3.63
Unvested balance at March 31, 2022	987,953	$1.54

As of March 31, 2022, total unrecognized compensation expense relating to unvested RSUs granted was $0.3 million, which is expected to be recognized over a weighted-average period of less than one year.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our need for significant additional capital and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our products and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	the potential impact of the COVID-19 pandemic on our operations, including on our clinical development plans and timelines;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. We have completed a nonhuman primate (“NHP”) GLP toxicity study and have successfully manufactured drug product for clinical use. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This will allow us to initiate a U.S. clinical trial in oncology patients with solid tumors during the second quarter of 2022. We are also preparing to initiate an Australian clinical study in healthy volunteers during the first half of 2022. We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We intend to file for an ex-U.S. Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN during the first half of 2022. This study could yield initial clinical safety data during the second half of 2022. Pursuant to a license agreement we entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to initiate a Phase 2a study in the second half of 2022, once the CIPN safety data is available. SON-1210 (“IL12-FHAB-IL15”), our lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer, and we expect to initiate the regulatory authorization process in the second half of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $14.4 million and $11.9 million for the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had cash of $13.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

The COVID-19 outbreak may also affect the ability of our staff and the parties we work with to carry out our non-clinical, clinical, and drug manufacturing activities. We rely or may in the future rely on clinical sites, investigators and other study staff, consultants, independent contractors, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our non-clinical studies and clinical trials. We also rely or may in the future rely on consultants, independent contractors, contract manufacturing organizations, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our API production, formulation, and drug manufacturing activities. COVID-19 may affect the ability of any of these external people, organizations, or companies to devote sufficient time and resources to our programs or to travel to perform work for us.

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

Our direct research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under third-party license agreements. We do not allocate employee costs and costs associated with discovery efforts, laboratory supplies and facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and therefore, we do not track our costs by product candidate.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes the our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Collaboration revenue	$95,320	$—	$95,320
Operating expenses
Research and development	6,405,273	3,840,399	2,564,874
General and administrative	1,900,263	2,196,632	(296,369)
Total expenses	8,305,536	6,037,031	2,268,505
Loss from operations	(8,210,216)	(6,037,031)	(2,173,185)
Foreign exchange gain (loss)	1,717	(2,076)	3,793
Net loss	$(8,208,499)	$(6,039,107)	$(2,169,392)

Collaboration Revenue

We recognized $0.1 million of revenue related to the New Life Agreement during the three months ended March 31, 2022.

Research and Development Expenses

Research and development expenses were $6.4 million for the three months ended March 31, 2022, compared to $3.8 million for the three months ended March 31, 2021. The increase of $2.6 million was primarily due to increased expenditures for the development of the cell lines for IL12-FHAB, IL12-FHAB-IL15 and SON-080, and an increase in payroll expense as we continue to develop our product candidates.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2022, compared to $2.2 million for the three months ended March 31, 2021. The decrease of $0.3 million was primarily due to a decrease in payroll expense as certain executives devoted more of their time to research and development activities, partially offset by an increase in consulting fees.

Comparison of the six months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the six months ended March 31, 2022 and 2021:

	Six Months Ended March 31,
	2022	2021	Change
Collaboration revenue	$225,119	$—	$225,119
Operating expenses
Research and development	10,671,138	7,706,407	2,964,731
General and administrative	3,979,149	4,194,617	(215,468)
Total operating expenses	14,650,287	11,901,024	2,749,263
Loss from operations	(14,425,168)	(11,901,024)	(2,524,144)
Foreign exchange gain (loss)	15,688	(15,323)	31,011
Net loss	$(14,409,480)	$(11,916,347)	$(2,493,133)

Collaboration Revenue

We recognized $0.2 million of revenue related to the New Life Agreement during the six months ended March 31, 2022.

Research and Development Expenses

Research and development expenses were $10.7 million for the six months ended March 31, 2022, compared to $7.7 million for the six months ended March 31, 2021. The increase of $3.0 million was primarily due to increased expenditures for the development of the cell lines for IL12-FHAB, IL12-FHAB-IL15 and SON-080, and an increase in payroll expense as we continue to develop our product candidates.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the six months ended March 31, 2022, compared to $4.2 million for the six months ended March 31, 2021. The decrease of $0.2 million was primarily due to a decrease in payroll expense as certain executives devoted more of their time to research and development activities, partially offset by an increase in consulting fees.

Liquidity and Capital Resources

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

We have incurred significant net losses of $14.4 million and $11.9 million for the six months ended March 31, 2022 and 2021, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $13.6 million at March 31, 2022 will fund our projected operations into August 2022. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(13,700,912)	$(10,769,285)
Net cash used in investing activities	(285,627)	—
Net cash provided by financing activities	—	10,158,193
Net decrease in cash	$(13,986,539)	$(611,092)

Operating Activities

During the six months ended March 31, 2022, we used $13.7 million of cash in operating activities which was primarily attributable to our net loss of $14.4 million. This amount was offset by $0.7 million in share-based compensation expense, $0.3 million in acquired in-process research and development, a decrease of $0.1 million in prepaid expenses and other current assets, and a decrease of $0.2 million in deferred revenue.

During the six months ended March 31, 2021, we used $10.8 million of cash in operating activities which was primarily attributable to our net loss of $11.9 million. This amount was offset by a $0.7 million in share-based compensation expense and a net increase of $0.7 million in accounts payable and accrued expenses primarily attributable to increased research and development efforts.

Investing Activities

During the six months ended March 31, 2022, we used $0.3 million for the purchase of acquired in-process research and development.

Financing Activities

During the six months ended March 31, 2021, we received net proceeds of $10.2 million from the sale of common stock under an at-the-market facility.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance preclinical activities and clinical trials of product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and non-clinical studies for our current or future product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates and programs that we develop or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

●	our ability to obtain marketing approval for product candidates;

●	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights covering our product candidates;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to product candidates;

●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

●	the success of any other business, product or technology that the we acquire or in which we invest;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

●	market acceptance of our product candidates, to the extent any are approved for commercial sale;

●	the effect of competing technological and market developments; and

●	the potential impact of the COVID-19 pandemic on our clinical trials and operations.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$86,738	$—	$—	$—	$86,738
Debt Obligations (2)	748	—	—	—	748
Total	$87,486	$—	$—	$—	$87,486

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the accrual for research and development expenses. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the financial statements.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of the our product candidates. We expense research and development costs as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of March 31, 2022, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II - Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending March 31, 2022 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None noted.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Bylaws of Sonnet BioTherapeutics Holdings, Inc., as amended.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	May 10, 2022	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

