Form 10-Q
period 2022-06-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2022-08-15
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 60,587,905 shares of common stock, par value $0.0001 per share of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of August 12, 2022.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

PART I

Item 1: Financial Statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2022	2021
Assets
Current assets:
Cash	$5,224,596	$27,622,067
Prepaid expenses and other current assets	1,944,346	1,189,474
Total current assets	7,168,942	28,811,541
Property and equipment, net	49,422	59,056
Operating lease right-of-use asset	271,311	123,213
Total assets	$7,489,675	$28,993,810
Liabilities and stockholders’ equity
Current liabilities:
Related-party notes	$748	$748
Accounts payable	3,019,466	3,781,299
Accrued expenses	3,204,138	2,310,410
Operating lease liability	51,303	94,520
Deferred income	229,184	516,374
Total current liabilities	6,504,839	6,703,351
Operating lease liability	220,631	30,612
Total liabilities	6,725,470	6,733,963

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 60,587,905 and 60,250,637 issued and outstanding at June 30, 2022 and September 30, 2021, respectively	6,058	6,025
Additional paid-in capital	84,733,865	83,943,040
Accumulated deficit	(83,975,718)	(61,689,218)
Total stockholders’ equity	764,205	22,259,847
Total liabilities and stockholders’ equity	$7,489,675	$28,993,810

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$62,071	$—	$287,190	$—
Operating expenses:
Research and development	5,648,952	3,887,261	16,320,090	11,598,835
General and administrative	2,280,345	2,352,268	6,259,494	6,541,717
Total operating expenses	7,929,297	6,239,529	22,579,584	18,140,552
Loss from operations	(7,867,226)	(6,239,529)	(22,292,394)	(18,140,552)
Foreign exchange (loss) gain	(9,794)	(1,513)	5,894	(16,837)
Other income	—	125,501	—	125,501
Net loss	$(7,877,020)	$(6,115,541)	$(22,286,500)	$(18,031,888)
Per share information:
Net loss per share, basic and diluted	$(0.13)	$(0.27)	$(0.37)	$(0.93)
Weighted average shares outstanding, basic and diluted	60,626,830	22,502,202	60,404,886	19,482,287

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance at October 1, 2021	60,250,637	$6,025	$83,943,040	$(61,689,218)	$22,259,847
Share-based compensation	—	—	332,075	—	332,075
Net loss	—	—	—	(6,200,981)	(6,200,981)
Balance at December 31, 2021	60,250,637	6,025	84,275,115	(67,890,199)	16,390,941
Issuance of common stock on vesting of restricted stock units	12,500	1	(1)	—	—
Share-based compensation	—	—	350,891	—	350,891
Net loss	—	—	—	(8,208,499)	(8,208,499)
Balance at March 31, 2022	60,263,137	6,026	84,626,005	(76,098,698)	8,533,333
Issuance of common stock on vesting of restricted stock units	324,768	32	(32)	—	—
Share-based compensation	—	—	107,892	—	107,892
Net loss	—	—	—	(7,877,020)	(7,877,020)
Balance at June 30, 2022	60,587,905	$6,058	$84,733,865	$(83,975,718)	$764,205

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance at October 1, 2020	14,724,105	$1,472	$39,723,702	$(36,705,257)	$3,019,917
Warrant exercises	23,863	2	—	—	2
Net share settlement of warrants	2,427,761	243	(243)	—	—
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(5,877,240)	(5,877,240)
Balance at December 31, 2020	17,175,729	1,717	40,093,514	(42,582,497)	(2,487,266)
Sale of common stock, net of issuance costs	4,021,561	402	10,178,225	—	10,178,627
Share-based compensation	—	—	370,055	—	370,055
Net loss	—	—	—	(6,039,107)	(6,039,107)
Balance at March 31, 2021	21,197,290	2,119	50,641,794	(48,621,604)	2,022,309
Sale of common stock, net of issuance costs	3,432,677	343	5,143,869	—	5,144,212
Issuance of common stock on vesting of restricted stock units	127,880	13	(13)	—	—
Share-based compensation	—	—	317,656	—	317,656
Net loss	—	—	—	(6,115,541)	(6,115,541)
Balance at June 30, 2021	24,757,847	$2,475	$56,103,306	$(54,737,145)	$1,368,636

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,286,500)	$(18,031,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	871,877	—
Depreciation	9,634	9,245
Amortization of operating lease right-of-use asset	65,695	61,132
Share-based compensation	790,858	1,057,766
Non-cash interest	—	623
Forgiveness of note payable	—	(125,501)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(754,872)	(646,475)
Other assets	—	82,959
Accounts payable	(761,833)	93,232
Accrued expenses	893,728	445,278
Deferred income	(287,190)	500,000
Operating lease liability	(66,991)	(60,489)
Net cash used in operating activities	(21,525,594)	(16,614,118)
Cash flows from investing activities:
Purchases of in-process research and development	(871,877)	—
Net cash used in investing activities	(871,877)	—
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	15,322,839
Proceeds from the exercise of warrants	—	2
Repayments of related-party notes	—	(20,436)
Net cash provided by financing activities	—	15,302,405

Net decrease in cash	(22,397,471)	(1,311,713)
Cash, beginning of period	27,622,067	7,349,903
Cash, end of period	$5,224,596	$6,038,190
Supplemental disclosure of non-cash investing and financing activities:
Net settlement of warrants	$—	$243
Issuance of common stock on vesting of restricted stock units	$33	$13
Change in operating lease right-of-use asset and liability due to amended lease	$213,793	$—

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1.	Organization and Description of Business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Initial safety and tolerability data from the SB101 and SB102 studies are expected during the calendar fourth quarter of 2022, and initial pharmacokinetic and pharmacodynamic data from both studies are also expected before the end of 2022.

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This study could yield initial clinical safety data during the first half of 2023. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to initiate a Phase 2 study in the first half of 2023, once the CIPN safety data is available.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer, and Sonnet expects to initiate the regulatory authorization process in the first half of 2023.

The Company has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ) and is preparing for initial in vivo mice studies during the calendar fourth quarter of 2022.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $5.2 million at June 30, 2022, together with the $2,250,000 received from the sale of preferred stock and warrants on August 15, 2022 (as discussed below) will fund the Company’s projected operations into November 2022. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Private Placement of Preferred Stock

On August 15, 2022, the Company entered into a securities purchase agreement (the “Preferred SPA”) with several accredited investors for the issuance and sale of (i) an aggregate of 22,275 shares of its Series 3 Convertible Preferred Stock, stated value $100 per share, (ii) 225 shares of its Series 4 Convertible Preferred Stock, stated value $100 per share, and (iii) Series 3 Warrants to purchase up to 3,865,982 shares of its common stock in a private placement for aggregate gross proceeds of $2,250,000, before deducting offering expenses. The shares of Series 3 Convertible Preferred Stock are convertible into an aggregate of 7,654,642 shares of common stock of the Company and the shares of Series 4 Convertible Preferred Stock are convertible into an aggregate of 77,323 shares of common stock of the Company, in each case, at a conversion price of $0.291 per share. The Series 3 Warrants have an exercise price of $0.291 per share, are exercisable commencing six months after issuance, and will expire five years from the issuance date. The shares of the Series 3 Convertible Preferred Stock and Series 4 Convertible Preferred Stock are convertible at the option of the holder at any time following the effective date of a reverse split of the Company’s outstanding common stock, expected to be submitted to stockholders at a special meeting. The offering closed on August 15, 2022.

At-the-Market Offering of Common Stock

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $25,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. Due to the offering limitations applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of August 15, 2022, and in accordance with the terms of the Sales Agreement, the Company may offer Shares having an aggregate gross sales price of up to $6,090,000 pursuant to the prospectus supplement dated August 15, 2022, filed in connection with the Sales Agreement. The Company is not obligated to make any sales of shares under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

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

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s consolidated financial position as of June 30, 2022 and its consolidated results of operations and cash flows for the three and nine months ended June 30, 2022 and 2021. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability. In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life. See Note 6 for further discussion of the New Life Agreement.

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

g.	Other income

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a provision for a Paycheck Protection Program (“PPP”). In May 2020, the Company received a PPP loan of $0.1 million. Under the terms of the CARES Act, the Company’s PPP loan and the related interest were forgiven in full in June 2021. Forgiveness of the PPP loan is included in other income within the Company’s consolidated statements of operations for the three and nine months ended June 30, 2021.

h.	Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and nine months ended June 30, 2022 and 2021 are the Series B warrants with an exercise price of $0.0001 per share.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	June 30, 2022	June 30, 2021
Common stock warrants	39,588,234	—
Underwriter warrants	705,882	—
Private warrants	105,812	105,812
Chanticleer warrants	17,760	17,760
Series C warrants	11,329,461	11,329,463
Unvested restricted stock	674,185	363,268
	52,421,334	11,816,303

i.	Recent accounting pronouncements

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

3.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	September 30,
	2022	2021
Compensation and benefits	$911,954	$989,315
Research and development	2,031,907	1,031,329
Professional fees	245,731	286,688
Other	14,546	3,078
	$3,204,138	$2,310,410

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

4.	Leases

In December 2019, the Company entered into a 36-month lease for office space in Princeton, New Jersey, which commenced February 1, 2020. In May 2022, the Company amended the existing lease agreement in order to increase the lease term, which has been accounted for as a lease modification. The operating lease right-of-use asset and liability were remeasured at the modification date, resulting in an increase to both balances of $0.2 million.

The components of lease expense for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$23,707	$25,539	$72,118	$76,617
Variable lease cost	1,335	(441)	4,004	12,555
Total lease expense	$25,042	$25,098	$76,122	$89,172

At June 30, 2022, the weighted-average remaining lease term was 3.8 years and the weighted average discount rate was 12%.

Cash paid for amounts included in the measurement of lease liabilities:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Operating cash flow from operating leases	$24,687	$25,532	$73,414	$75,974

Future minimum lease payments under non-cancellable leases at June 30, 2022 were as follows:

Fiscal year
2022 (excluding the nine months ended June 30, 2022)	$24,687
2023	79,259
2024	93,614
2025	95,487
2026	48,216
Total undiscounted lease payments	341,263
Less: imputed interest	(69,329)
Total lease liabilities	$271,934

5.	Commitments and Contingencies

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company paid a $0.5 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the consolidated statements of operations for the three and nine months ended June 30, 2022.

In August 2015, the Company entered into a License Agreement (the “ARES License Agreement”) with Ares Trading, a wholly-owned subsidiary of Merck KGaA (“ARES”). Under the terms of the ARES License Agreement, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Pursuant to the ARES License Agreement, the Company will pay ARES high single-digit royalties on net sales of products sold by the Company. Royalties are payable on a product-by-product and country-by-country basis until the later of (i) a specified period of time after the first commercial sale in such country, and (ii) the last date on which such product is covered by a valid claim in such country.

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company paid a $0.1 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the consolidated statements of operations for the three and nine months ended June 30, 2022.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. The Brink Agreement has an initial term of three years and will automatically renew for one year terms unless terminated with written notice by either party or if the Company ceases to use the licensed property for the product development phase. During the product development phase, the Company is obligated to make annual license fee payments of approximately $0.1 million. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The Company paid a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the nine months ended June 30, 2022.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of June 30, 2022). The Company paid a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statements of operations for the nine months ended June 30, 2022.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. Upon obtaining the license, the Company will be obligated to pay a license fee of €25,000 (approximately $26,000 as of June 30, 2022). The Company is obligated to make contingent milestone payments to ProteoNic totaling up to €1.2 million (approximately $1.3 million as of June 30, 2022) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement. As of June 30, 2022, the Company has not paid any license fees to ProteoNic.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company paid a $0.1 million technology access fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the nine months ended June 30, 2022. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement.

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

6.	Collaboration Revenue

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $0.1 million and $0.3 million of collaboration revenue for the three and nine months ended June 30, 2022, respectively. No collaboration revenue was recognized during the three or nine months ended June 30, 2021.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7.	Stockholders’ Equity

Common stock

During the nine months ended June 30, 2022, the Company issued 337,268 shares of common stock upon the vesting of restricted stock units.

During the nine months ended June 30, 2021, the Company sold 7,454,238 shares of common stock under an at-the-market sales agreement for gross proceeds of an aggregate of $15.9 million and net proceeds of $15.3 million. In addition, the Company issued 127,880 shares of common stock upon the vesting of restricted stock units.

Common stock warrants

As of June 30, 2022, the following equity-classified warrants and related terms were outstanding:

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

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares of common stock available for issuance under the Plan as of June 30, 2022 was 2,412,526. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded share-based compensation expense associated with the RSUs in its accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Research and development	$64,476	$105,712	$394,558	$317,101
General and administrative	43,416	211,944	396,300	740,665
	$107,892	$317,656	$790,858	$1,057,766

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2021	363,268	$3.47
Granted	650,685	$0.50
Vested	(337,268)	$2.38
Forfeited	(2,500)	$3.63
Unvested balance at June 30, 2022	674,185	$0.57

As of June 30, 2022, total unrecognized compensation expense relating to unvested RSUs granted was $0.2 million, which is expected to be recognized over 0.5 years.

9.	Subsequent Event

The Company has evaluated subsequent events and there are no items requiring disclosure except the entrance into, and closing under, the Preferred SPA and the entrance into the Sales Agreement with BTIG.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.”

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

Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. We have completed a nonhuman primate (“NHP”) GLP toxicity study and have successfully manufactured drug product for clinical use. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Initial safety and tolerability data from the SB101 and SB102 studies are expected during the calendar fourth quarter of 2022, and initial pharmacokinetic and pharmacodynamic data from both studies are also expected before the end of 2022.

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This study could yield initial clinical safety data during the first half of 2023. Pursuant to a license agreement we entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to initiate a Phase 2 study in the first half of 2023, once the CIPN safety data is available.

SON-1210 (“IL12-FHAB-IL15”), our lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer, and we expect to initiate the regulatory authorization process in the first half of 2023.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ) and are preparing for initial in vivo mice studies during the calendar fourth quarter of 2022.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $22.3 million and $18.0 million for the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had cash of $5.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
Collaboration revenue	$62,071	$—	$62,071
Operating expenses
Research and development	5,648,952	3,887,261	1,761,691
General and administrative	2,280,345	2,352,268	(71,923)
Total expenses	7,929,297	6,239,529	1,689,768
Loss from operations	(7,867,226)	(6,239,529)	(1,627,697)
Foreign exchange loss	(9,794)	(1,513)	(8,281)
Other income	—	125,501	(125,501)
Net loss	$(7,877,020)	$(6,115,541)	$(1,761,479)

Collaboration Revenue

We recognized $0.1 million of revenue related to the New Life Agreement during the three months ended June 30, 2022.

Research and Development Expenses

Research and development expenses were $5.6 million for the three months ended June 30, 2022, compared to $3.9 million for the three months ended June 30, 2021. The increase of $1.8 million was primarily due to increased expenditures for the development of the cell lines for IL12-FHAB, IL12-FHAB-IL15 and SON-080 in connection with the initiation of a Phase 1 clinical trial for SON-1010 and preparation for a Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN, the milestone payment incurred in connection with the XOMA Collaboration Agreement, and an increase in payroll expense as we continue to develop our product candidates.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended June 30, 2022, compared to $2.4 million for the three months ended June 30, 2021. The decrease of $0.1 million relates primarily to a decrease in share-based compensation expense as a result of the restricted stock units issued in 2020 becoming fully vested at the beginning of April 2022 and a decrease in payroll expense as certain executives devoted more of their time to research and development activities, partially offset by an increase in consulting and professional fees.

Other Income

Other income of $0.1 million was recognized in connection with forgiveness of our PPP loan in June of 2021.

Comparison of the nine months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30,
	2022	2021	Change
Collaboration revenue	$287,190	$—	$287,190
Operating expenses
Research and development	16,320,090	11,598,835	4,721,255
General and administrative	6,259,494	6,541,717	(282,223)
Total expenses	22,579,584	18,140,552	4,439,032
Loss from operations	(22,292,394)	(18,140,552)	(4,151,842)
Foreign exchange gain (loss)	5,894	(16,837)	22,731
Other income	—	125,501	(125,501)
Net loss	$(22,286,500)	$(18,031,888)	$(4,254,612)

Collaboration Revenue

We recognized $0.3 million of revenue related to the New Life Agreement during the nine months ended June 30, 2022.

Research and Development Expenses

Research and development expenses were $16.3 million for the nine months ended June 30, 2022, compared to $11.6 million for the nine months ended June 30, 2021. The increase of $4.7 million was primarily due to increased expenditures for the development of the cell lines for IL12-FHAB, IL12-FHAB-IL15 and SON-080 in connection with the initiation of a Phase 1 clinical trial for SON-1010 and preparation for a Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN, the milestone payment incurred in connection with the XOMA Collaboration Agreement, and an increase in payroll expense as we continue to develop our product candidates.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the nine months ended June 30, 2022, compared to $6.6 million for the nine months ended June 30, 2021. The decrease of $0.3 million relates primarily to a decrease in share-based compensation expense as a result of the restricted stock units issued in 2020 becoming fully vested at the beginning of April 2022 and a decrease in payroll expense as certain executives devoted more of their time to research and development activities, partially offset by an increase in consulting and professional fees.

Other Income

Other income of $0.1 million was recognized in connection with forgiveness of our PPP loan in June of 2021.

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

We have incurred significant net losses of $22.3 million and $18.0 million for the nine months ended June 30, 2022 and 2021, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $5.2 million at June 30, 2022, together with the $2,250,000 received from the sale of preferred stock and warrants on August 15, 2022, will fund our projected operations into November 2022. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

	Nine Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(21,525,594)	$(16,614,118)
Net cash used in investing activities	(871,877)	—
Net cash provided by financing activities	—	15,302,405
Net decrease in cash	$(22,397,471)	$(1,311,713)

Operating Activities

During the nine months ended June 30, 2022, we used $21.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $22.3 million, a $0.8 million increase in prepaid expenses and other current assets primarily due to cash outflows for research and development activities, and a $0.3 million reduction in deferred income as we recognize collaboration revenue from the New Life Agreement, offset by $0.9 million in acquired in-process research and development and $0.8 million in share-based compensation expense.

During the nine months ended June 30, 2021, we used $16.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $18.0 million. This amount was offset by $1.1 million in share-based compensation expense.

Investing Activities

During the nine months ended June 30, 2022, we used $0.9 million for the purchase of acquired in-process research and development.

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

Private Placement of Preferred Stock

On August 15, 2022, the Company entered into a securities purchase agreement (the “Preferred SPA”) with several accredited investors for the issuance and sale of (i) an aggregate of 22,275 shares of its Series 3 Convertible Preferred Stock, stated value $100 per share, (ii) 225 shares of its Series 4 Convertible Preferred Stock, stated value $100 per share, and (iii) Series 3 Warrants to purchase up to 3,865,982 shares of its common stock in a private placement for aggregate gross proceeds of $2,250,000, before deducting offering expenses. The shares of Series 3 Convertible Preferred Stock are convertible into an aggregate of 7,654,642 shares of common stock of the Company and the shares of Series 4 Convertible Preferred Stock are convertible into an aggregate of 77,323 shares of common stock of the Company, in each case, at a conversion price of $0.291 per share. The Series 3 Warrants have an exercise price of $0.291 per share, are exercisable commencing six months after issuance, and will expire five years from the issuance date. The shares of the Series 3 Convertible Preferred Stock and Series 4 Convertible Preferred Stock are convertible at the option of the holder at any time following the effective date of a reverse split of the Company’s outstanding common stock, expected to be submitted to stockholders at a special meeting. The offering closed on August 15, 2022.

At-the-Market Offering of Common Stock

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “Sales Agreement”). Pursuant to the Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $25,000,000, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the Sales Agreement. Due to the offering limitations applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of August 15, 2022, and in accordance with the terms of the Sales Agreement, the Company may offer Shares having an aggregate gross sales price of up to $6,090,000 pursuant to the prospectus supplement dated August 15, 2022, filed in connection with the Sales Agreement. The Company is not obligated to make any sales of shares under the Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$80,774	$188,165	$72,324	$—	$341,263
Debt Obligations (2)	748	—	—	—	748
Total	$81,522	$188,165	$72,324	$—	$342,011

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the applicable research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that we estimate has been made as a result of the service provided, we may record net prepaid or accrued expense relating to these costs. As of June 30, 2022, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II - Other information

ITEM 1: LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending June 30, 2022 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	August 15, 2022	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

