Form 10-K
period 2022-09-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2022-12-15
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $22.1 million on March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $5.26 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of December 14, 2022:

Class	Number of Shares
Common Stock, $.0001 par value	7,934,156

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

PART I

Item 1. Business.

Overview

Sonnet BioTherapeutics Holdings, Inc., is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin for transport to target tissues. We designed the FHAB construct to improve drug accumulation in the cancer tumors well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation and a biological structure similar to the natural cytokines in vivo. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

Our current internal pipeline development activities are focused on cytokines, a class of cell signaling peptides that, among other important functions, serve as potent immunomodulatory agents. Working both independently and synergistically, specific cytokines have shown the ability to modulate the activation and maturation of immune cells that fight cancer and pathogens. However, cytokines on their own do not preferentially accumulate in specific tissues and are quickly eliminated from the body, the conventional approach to achieving a treatment effect with cytokine therapy typically requires the administration of high and frequent doses. This can result in a reduced treatment effect accompanied by the potential for systemic toxicity, which poses challenges to the therapeutic application of this class of drugs.

Sonnet has built an efficient R&D platform that includes a network of outsourced vendors to help remediate expenses and improve execution timelines. Most of the vendors are strategic collaborators that offer the company a preferred status with negotiated costs. The major advantages of this approach include optimized direct investment into projects with expenses that can be rapidly scaled up or down depending on the number of projects. The cost advantages of the Sonnet platform start at the vendor network selection process, with CMC being one of the most expensive components of the initial drug development step. Sonnet has chosen a strategic CMC collaborator in India and has negotiated the cost to be significantly less than the expense incurred from a similar US- or Europe-based vendor. Sonnet is conducting two of the company’s three ongoing clinical trials in Australia, which carries a substantial cost reduction relative to US trials via the Australian government’s R&D credit program. Sonnet is also coordinating the Indian and Australian execution with top R&D vendors from the US, England, Germany, and Switzerland, with the objective of directing the bulk of the company’s operating expense infrastructure towards its drug development pipeline.

Pipeline

We have a pipeline of therapeutic compounds focused primarily on oncology indications of high unmet medical need.

●	Our lead proprietary asset, SON-1010, is a fully human single-chain version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumors. Sonnet has completed a non-human primate (“NHP”) GLP toxicity study and has successfully manufactured both liquid and lyophilized forms of the drug product for clinical use. During the first half of 2022, we initiated a Phase 1 clinical trial in the US in cancer patients, as well as an Australian clinical trial in healthy volunteers to study the compound’s pharmacokinetics (PK) and pharmacodynamics (PD). The interim safety data from both clinical studies were presented during the fourth calendar quarter of 2022. These data set the stage for the next phase of clinical development, which includes exploring combination treatment with a checkpoint inhibitor. Data from the primary analyses of both trials are expected during the second calendar quarter of 2023.

●	The Company acquired the global development rights to a fully human version of Interleukin 6 (“IL-6”), in April 2020. We refer to this candidate as SON-080, for its target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet’s CIPN Phase 1B/IIA clinical trial is underway in Australia. This study could yield initial top line clinical safety data during the first half of 2023. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte., Ltd (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot efficacy study in the second half of 2023.

●	SON-1210 (IL12-FHAB-IL15), our lead bispecific compound, combines the FHAB construct with fully human IL-12 and fully human Interleukin 15 (IL-15). This compound is being developed for solid tumor indications, including colorectal cancer. The in-life portion of a non-human primate (NHP) study is on track to complete in the fourth calendar quarter of 2022, with initiation of the regulatory authorization process to commence during the first half of 2023. Manufacturing and drug supply are secured with a lyophilized drug product formulation being prepared during the first calendar quarter of 2023, which is expected to be suitable for first-in-human clinical trials.

In our discovery pipeline, we are investigating:

●	SON-1410 (IL18-FHAB-IL12), a bispecific combination of Interleukins 18 (IL-18) and 12 (IL-12) for melanoma and renal cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities, in addition to small quantities for use in early development proof-of-concept in vitro studies. Process development activities will continue through 2023, with the potential to generate drug suitable for initial in vivo mouse studies by the end of the 2023 calendar year.

●	SON-3015 (anti-IL6- FHAB-anti-TGFβ), a bispecific combination of anti-IL6 and anti-Tumor Growth Factor Beta for tumor and bone metastases. Early-stage bispecific drug has been generated and has been stored for future use in in vivo mouse studies. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

We face numerous challenges and uncertainties with respect to the development and commercialization of our therapeutic compounds, including our FHAB technology. Please see “Risk Factors” contained elsewhere in this prospectus, and the sections entitled “Risk Factors” in the documents incorporated by reference into this prospectus.

Strategy

Our goal is to rapidly advance our pipeline and leverage our therapeutic FHAB platform to become a leader in the discovery, development, and commercialization of biologic drugs. Since its founding, Sonnet has remained focused on rapidly progressing pipeline candidates towards the clinic, while also working to establish collaborations with suitable partners. As partnership conversations evolve, Sonnet intends to prioritize its expense allocation on assets with the greatest strategic interest. To this end, Sonnet is working to reduce operating expenses by approximately 30% and intends to negotiate a licensing deal that will help fund future pipeline expansion. As one example of an announcement in its early stages, Janssen is evaluating three of our pipeline compounds, SON-1010, SON-1210 and SON-1410, in combination with its cell therapy products.

FHAB program advancement: We submitted an IND for SON-1010 to the FDA during the second half of 2021 and completed all of our responses to the agency in early 2022. Our first-in-human clinical study was initiated during the first calendar quarter of 2022. Regarding our first bispecific candidate, SON-1210, GMP bulk drug substance is manufactured and is expected to be ready for clinical applications during the first half of 2023.

Progress SON-080 into the next phase of clinical development: SON-080 is a fully human version of low dose Interleukin 6 (IL-6) being studied for chemotherapy-induced peripheral neuropathy (CIPN). SON-080 has successfully completed Phase I/II clinical trials in cancer patients and we initiated a pilot efficacy Phase Ib/IIa study in CIPN patients during the second half 2022.

Manufacturing platform: Sonnet compounds are produced using an industry standard mammalian cell (Chinese Hamster Ovary/CHO) host cell line that allows for rapid scale-up and commercial manufacturing using state-of-the-art, manufacturing processes and technologies. The mammalian cell culture system enables glycosylation and a similar biological structure to the natural cytokines in vivo. The manufacture of cytokines for clinical applications, namely their production and purification, poses distinct technical challenges. To this end, Sonnet has developed a continuous intensive perfusion process to manufacture commercial yields and we are seeking intellectual property protection for certain of these manufacturing and downstream process development steps.

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

FHAB technology expansion: Sonnet is exploring FHAB technology licenses with external partners interested in expanding its therapeutic deployment, which we believe could lead to the platform’s application in other areas, such as vaccines, antibody drug conjugates and as a supplement to chimeric antigen receptor (CAR) T-cell technology. Provisional patents have been filed to secure exclusivity with FHAB in these fields.

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

Additionally, SON-1010 has demonstrated, preclinically, a larger reduction of tumor growth compared to IL-12 without FHAB (naked/standalone IL-12) in a mouse model of melanoma. Figure 2 below, from this mouse melanoma study, illustrates SON-1010’s 30-to-50-fold increase in tumor reduction compared to standalone IL-12 WT (wild type).

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

The objectives of this NHP dose range-finding study were twofold, to confirm the enhanced PK profile of SON-1010 in comparison to recombinant human IL-12 (demonstrated previously in a humanized mouse model), and to perform a dose escalation to inform and de-risk the design of follow-on NHP studies needed for the SON-1010 IND filing with the FDA. The data from this study indicate that in healthy cynomolgus macaques of both sexes, a single dose of SON-1010 is well tolerated at dosage levels greater than 50 times the anticipated exposure in human clinical trials. Additionally, SON-1010 elicited a prolonged and potent on-target PD effect as measured by, Interferon-γ (IFN-γ), a key biomarker of antitumor activity. On-target and transient changes in clinical chemistry and pathology parameters were observed but resolved completely within 14 to 21 days post-dosing. Signs of cytokine imbalance, or uncontrolled increase of pro-inflammatory cytokines, including TNF-α, IL-1β, and IL-6 were notably absent from all dose levels tested in the study. Pharmacokinetic analysis of serum samples from the study animals indicated a mean half-life of 40.0 (±6.9) hours for the subcutaneous route of administration and 27.45 (±2.8) hours for intravenous dosing. These results build on those from the work with the B16F10 mouse model of melanoma, where the mouse version of SON-1010 showed a 20-fold reduction in the dosage required to achieve a similar therapeutic effect compared to mouse IL-12. Taken together, we believe the observed extended half-life, improved therapeutic window and reduced dosing requirement, made possible by Sonnet’s FHAB technology, represent key advantages of SON-1010 as a potential immune oncology therapeutic.

Work on the master cell bank expressing SON-1010, formulation development and process development activities have all been completed, in addition to drug product formulation (liquid and lyophilized). Process transfer and cGMP product manufacturing is complete. The GLP, IND-enabling toxicology study has been completed. We submitted an IND to FDA during the second half of 2021.

Following FDA approval, we initiated a US clinical trial in oncology patients with solid tumors in April 2022. We also initiated an Australian single-ascending dose (SAD) clinical study in healthy volunteers in July 2022 to carefully study the PK and PD in preparation for potential combination studies. The safety of SON-1010 dosing in several cohorts has been formally reviewed in both Phase 1 clinical trials and dose escalation is continuing as early data becomes available. No dose-limiting toxicities have occurred to date using this novel approach to enhance the safety of the cytokine-based immunotherapy. The clinical dose-escalation strategy was developed based on the ability to use this non-cytotoxic drug in a study in healthy volunteers to rapidly provide clean PK/PD data without interpretation challenges from prior cancer treatment effects. The initial safety and PD data are being used to evaluate the immune response to SON-1010 and predict the effect of further dose escalation. IL-12 has been shown to stimulate the production of interferon-gamma (IFNγ), which is necessary for its antitumor effects. Sonnet is using the known protective effects of IL-12 dose timing to minimize toxicity and extend the maximum tolerated dose (MTD).

SON-080 (Chemotherapy Induced Peripheral Neuropathy)

Through our pipeline expansion efforts, we have identified Interleukin 6 (IL-6) as a cytokine with important biological properties when delivered as a standalone molecule. Our lead clinical stage asset, SON-080, is a fully human version of IL-6 manufactured in Chinese Hamster Ovary (CHO) cells. SON-080 has completed Phase I/II clinical trials in cancer patients with thrombocytopenia and in healthy volunteers and will advance to the next stage of development in chemotherapy-induced peripheral neuropathy (CIPN), a common side effect of treatment with antineoplastic agents in cancer. CIPN is a debilitating condition that manifests itself as pain, numbness and tingling in the extremities. It has been reported in as many as 70% of patients undergoing specific cancer regimens and is a leading cause of patients prematurely aborting chemotherapy. In animal experiments designed to replicate the clinical symptoms of CIPN, SON-080 presented disease-modifying characteristics, including the potential to repair damaged nerves.

Based on the preclinical work, we believe that SON-080 can potentially regenerate damaged nerves, thereby addressing not only the pain-related symptoms, but also the profound discomfort and motor disability CIPN patients often experience. In the nervous system, IL-6 has exhibited potential neurotrophic-like properties, inducing anti-apoptotic gene expression, protecting neurons from toxic injuries, and promoting nerve regeneration and remyelination. SON-080 has demonstrated the potential to elicit nerve regrowth and to re-establish both normal nerve function (Figure 5) and sensations (Figure 6) in various preclinical models of CIPN induced by cisplatin, taxol or vincristine. Activity from treatment with SON-080 was also observed in preclinical models of type 2 diabetic neuropathy and other diseases affecting the nervous system or other organs. This broad activity suggests that the SON-080 mechanism of action might not be restricted to a given class of chemotherapeutic drugs and could elicit a universal neuroprotective-neurorestorative response. Additionally, preclinical data point to the potential of SON-080 to elicit both preventive and curative activity in neuropathies (Figure 6). This introduces the possibility of treating cancer survivors who still suffer from neuropathies, a population representing between 10% and 60% of the 14 million cancer survivors in the US.

Figure 5: Activity of SON-080 (IL-6) on neuropathy induced by taxol or cisplatin in rats measured at the histological (IENFD) or physiological (SNCV) levels

Figure 6: Data show preventive and curative activity potentiating restoration of normal sensitivity (here, using a behavioral response to hot stimulus in cisplatin-induced peripheral neuropathy).

SON-080 has completed Phase I/II studies in over 200 cancer patients with chemotherapy-induced thrombocytopenia. Trial enrollees received subcutaneous doses ranging from 0.25 to 32 µg/kg daily, or thrice weekly. In these trials, where solid tumor cancers were present in more than 75% of the patients treated, the cumulative doses of IL-6 averaged in the 8000 μg range (122 - 54880 μg), and the mean duration of treatment equaled 28 days. One of the trials covered six chemotherapy cycles, with an IL-6 treatment period extending up to 203 days. In none of these trials was an exacerbation of either cancer or neuropathy observed.

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

These data form the basis of our forthcoming clinical trials in CIPN, where dosing is expected to be significantly below MTD, as supported by our preclinical studies. For comparison, our target dose will provide a cumulative dose that is 25 times below the mean cumulative dose reached for similar period dosing. We also believe SON-080 has significant potential for treating other neuropathies including diabetic peripheral neuropathy (DPN), as well as potentially other diseases of the nervous system, and we are currently evaluating forward development paths for these opportunities. Sonnet initiated an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN in July 2022. This study could yield initial top line clinical safety data during the first half of 2023.

SON-080 (Diabetic Peripheral Neuropathy)

In addition to our CIPN program with SON-080, our DPN program may, subject to data collected from our planned CIPN studies with SON-080, explore the clinical utility of IL-6 in diabetic peripheral neuropathy (DPN). DPN is currently diagnosed in 50%-80% of the diabetic patient population. According to World Health Organization (WHO) projections, the prevalence of diabetes is estimated to exceed 350 million people in 2030. Neuropathy is progressive and develops over the continuum of diabetes. The condition involves intractable pain with no obvious origin, as well as non-pain-related symptoms such as loss of balance, lack of sensation and autonomic dysfunctions, among others. These deficits impair quality of life and lead to a reduction of life expectancy. Diabetic foot ulcers are a major cost associated with diabetic medical care and are also directly linked to the development of DPN.

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

Hakkoum et al, J Neurochem 100 (2007) 747-757.

The activity of IL-6 in preclinical models of DPN has been evaluated by three independent laboratories. This work has shown that IL-6 exhibits positive activity in neuropathy in a dose-dependent manner and may also help restore normal physiological parameters after neuropathy is well established (i.e. four weeks after the induction of diabetes and consequential neuropathy). The beneficial activity is observed on motor (Figure 10-A) and sensory (Figure 10-B) nerve function (conduction velocity), and behaviorally by measuring thermal (Figure 10-C) and tactile (Figure 10-D) perceptions. In addition to the direct effects on myelin and axons previously observed in vitro, IL-6 has also been observed to have activity in restoring microvascular blood flow in the nerve (Figure 10-E), which is a major driver of diabetic neuropathies. Histological analyses of nerves in animals receiving preventive treatment with IL-6 during the development of neuropathy suggest that IL-6 exhibits protective activity on myelin and may play a role in preserving nerve fiber integrity, as well as nerve conduction velocity and the perception of sensations.

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

We believe these data provide strong support for the clinical development of IL-6 in DPN. Through its mechanism of action and potential disease modifying activity, low dose IL-6 may offer a therapeutic solution for neuropathic symptoms, as well as for cardiac autonomic neuropathies (CAN), in diabetic patients. We intend to use data collected from our CIPN studies with SON-080 to inform our decision about potential next development steps for SON-080 in DPN. Pursuant to the license agreement the Company entered with New Life Therapeutics Pte., Ltd of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN with the objective of initiating an ex-US pilot efficacy study in the second half of 2023.

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

Sonnet and New Life intend to initiate an ex-US pilot-scale efficacy study in DPN in the second half of 2023.

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

A non-human primate (NHP) non-GLP dose escalation study was completed in September 2022, and a GLP repeat dose NHP study has also been completed in the fourth calendar quarter of 2022. cGMP manufacturing for bulk drug is completed, and a lyophilized formulation of drug product will be manufactured in early 2023, to support the First-In-Human (FIH) clinical study. The initial tox material supported the non-GLP study, while the GLP study is being performed on the same lot of GMP drug as intended for the FIH clinical study. The regulatory authorization process for SON-1210 is scheduled to commence during the first half of 2023.

The in-life portion of a non-human primate (NHP) study is on track to be completed in the fourth calendar quarter of 2022, with initiation of the regulatory authorization process to commence during the first half of 2023. Manufacturing and drug supply are secured with a lyophilized drug product formulation being prepared during the first calendar quarter of 2023, which is expected to be suitable for first-in-human clinical trials.

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

Cell line development activities are being initiated for SON-1410, followed by process development, formulation development and scale-up manufacturing. Development activities for the compound are ongoing, with the potential to generate drug suitable for initial in vivo mouse studies by the end of the 2023 calendar year.

TGF-β1/IL-6 biology is a strong predictor of overall survival in cancer, and the combined targeting of IL-6 and TGF-β1 signaling using SON-3015 may represent a promising strategy for treating tumor and bone metastases. TGFβ is released from degraded bone, and enhances IL-6 production, contributing to the vicious circle of bone metastasis. High FcRn expression in the bone environment would result in accumulation in the bone of the dual construct anti IL6- FHAB-anti TGFβ, thereby potentially inhibiting or blocking bone metastases. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

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

Manufacturing

We rely on contract development and manufacturing organizations, or CDMOs, to produce our drug candidates in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations for use in our clinical trials. The manufacture of biopharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Our pipeline molecules are manufactured using the standard industrial Chinese Hamster Ovary (CHO) platform with common bio-chemical engineering from readily available raw materials.

To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CDMOs with whom we currently work will need to increase the scale of production, or we will need to secure alternate suppliers. We believe that our current CDMO has the wherewith-all and interest, to add capacity as required. The landscape for CDMOs is strong and there are multiple potential sources for contract manufacturing. We have not yet engaged alternate suppliers in the event that our current CDMOs are unable to scale production, however we have engaged our existing CDMO in expansion conversations. Our relationships with CDMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

If we are unable to obtain sufficient quantities of drug candidates or receive raw materials in a timely manner, we could be required to delay our ongoing clinical trials and seek alternative manufacturers, which would be costly and time-consuming.

License and Other Commercial Arrangements

Janssen Pharmaceuticals (Johnson & Johnson)

In October 2022, Sonnet announced a collaboration agreement with Janssen Biotech, Inc. (Janssen), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, where in vitro and in vivo efficacy of SON-1010 (IL12-FHAB), SON-1210 (IL12-FHAB-IL15) and SON-1410 (IL18-FHAB-IL12) will be evaluated in combination with certain Janssen proprietary cell therapy assets. The agreement was facilitated by Johnson & Johnson Innovation. Under the terms of the agreement, Sonnet shall supply the three referenced compounds for use in head-to-head in vitro and in vivo efficacy studies. If successful and subject to provisions of the agreement, Janssen could exercise its option and Sonnet could then seek an expanded collaboration.

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

ARES

On August 28, 2015, Relief, now a wholly owned subsidiary of Sonnet, signed a License Agreement (the “ARES License Agreement”) with Ares Trading, a wholly owned subsidiary of Merck KGaA (“ARES”). Under the terms of the ARES License Agreement, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products (each, a “Product”) using atexakin alfa (“Atexakin”), a low dose formulation of human interleukin-6 in peripheral neuropathies and vascular complications. Three patents are included in the ARES License Agreement that protect the use of Atexakin to treat i) diabetic neuropathy, ii) chemotherapy-induced peripheral neuropathy and iii) vascular complications.

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

The Ares License Agreement was amended effective November 1, 2021, in order to clarify the application of some of the terms and conditions contained therein related to sublicensing. In particular:

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

Intellectual Property

With respect to our patent portfolio, we have two issued patents (U.S. and Japan), and we have filed patent applications directed to numerous fusion proteins that include the Fully Human Albumin Binding domain (FHAB). If granted, the resulting patents would expire on dates ranging from 2038 to 2041, subject to patent term extensions under certain circumstances. The patent application filings include:

● National filings corresponding to WO/2018/151868 - This application is directed to fully human “Albumin Binding Domain (FHAB) Fusion Proteins”, including fusion proteins with scFv’s (e.g., anti-TGFβ, PD-L1, TNF, IL1, IL6, IL8, etc.), fusion proteins with cytokines (e.g., IL2-FHAB, IL12-FHAB, IL15-FHAB, IL7-FHAB, etc.) and combinations of two cytokines, such as IL12-FHAB-IL15, GMcSF-FHAB-IL18, and IL18-FHAB-IL12; and methods of treatments using such FHAB fusion proteins. A patent was issued in the United States on June 8, 2021, as U.S. Patent No. 11,028,166. Additionally, a Decision to Grant was received in the Japan national stage application. U.S. Patent No. 11,028,166 is currently estimated to expire on March 26, 2039, while the Japan patent application, if granted, is currently estimated to expire on February 20, 2038. National stage applications are also pending in Australia, Brazil, Canada, China, European Union, Hong Kong, India, New Zealand, and Russia.

◌ A U.S. patent application (U.S. 15/932,387) and a PCT patent application (PCT/US2018/00085), titled “Albumin Binding Domain Fusion Proteins” originally received an application filing date of February 20, 2018, which is four days after the one-year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which both the U.S. patent application and the PCT patent application claim a priority benefit. A request to restore the priority benefit to the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 was granted for the U.S. patent application and PCT patent application. Subsequently, national phase patent applications were filed from the PCT patent application in Australia, Brazil, Canada, China, Europe, India, Japan, New Zealand and Russia. However, due to differences in the patent laws in these jurisdictions, the priority claims to U.S. 62/459,975 and U.S. 62/459,981 have thus far only been accepted in Australia, Europe, India, Japan, New Zealand, and Russia.

● US provisional application directed to anti-IL6-FHAB fusion proteins, including anti-IL6-FHAB, anti-IL6-FHAB-anti-TGFβ, and anti-IL6-FHAB-anti-IL8 fusion proteins; and methods of treatments using such fusion proteins was re-filed as US 63/245,702 on September 22, 2021. Due in large part to scientific challenges, the supportive data was not obtained within the one-year period after filing the provisional patent, and therefore, the patent was abandoned. However, recent technical breakthroughs will allow this abandoned patent to be re-filed in 2023.

● US provisional application directed to Antigen/Albumin Binding Domain Conjugates, and methods of treatments using such conjugates was re-filed as US 63/187,278 on May 11, 2021. Data in support of the provisional patent claims was not generated, and therefore, this patent was abandoned.

● US provisional application directed to Method of Treating Age-Related Frailty with Low-Dose IL6 filed June 4, 2021, as Application no. 63/197,097 and converted to a PCT patent in June 2022.

● US provisional application directed to Novel Antibody Drug Conjugate (ADC) Platform with an Albumin Binding Domain filed December 7, 2021, as Application no. 63/286,996.

● US provisional application directed to IL-12-Albumin-Binding Domain Fusion Protein Formulations and Methods of Use Thereof filed on May 27, 2022, as Application no. 63/346,368.

● US provisional application directed to Methods for the Treatment of Cancer with Recombinant IL-12 Albumin Binding Domain Fusion Proteins filed on Nov. 2, 2022, as Application no. 63/421,846.

With respect to our trademark portfolio, we received international registrational approval with the World Intellectual Property Office (WIPO) for the Sonnet BioTherapeutics and FHAB marks, each having an Effective Date of Sept. 17, 2020. Further, both marks were published by the European Union Intellectual Property Office (EUIPO), having Effective Dates of Nov. 30, 2020 and Dec. 6, 2020, respectively. In 2021, the USPTO issued Notices of Allowance for both marks, indicating that both applications have successfully completed the opposition period and have matured to registration with the submission acceptable Statements of Use. To that end, the USPTO issued a Notice of Allowance of the Statement of Use for each of the Sonnet BioTherapeutics and FHAB applications and we expect to receive the Certificates of Registration shortly.

● The Switzerland Trademark Office granted protection to the Sonnet BioTherapeutics and FHAB marks on Sept. 14, 2021, and Oct. 26, 2021, respectively, and are protected under International Trademark Registration nos. 1558330 and 1558471.

● The Canadian Intellectual Property Office granted protection to the Sonnet BioTherapeutics mark on June 8, 2022 and is protected under International Trademark Registration no. 1558330 while the FHAB mark is protected under International Trademark Registration no. 15584471, for which the 18-month opposition period began on Nov. 16, 2022.

● In addition to Switzerland and Canada, the Sonnet BioTherapeutics mark was also granted protection in Australia, European Union, Japan, Mexico, South Korea and the United Kingdom, in each case having a Registration no. of 1558330, an Effective Registration date of Sept. 17, 2020 and a renewal date of Sept. 17, 2030. Likewise, the FHAB mark was granted protection in Australia, China, European Union, Japan, Mexico, South Korea and the United Kingdom, in each case having a Registration no. of 1558471, a Granted Protection Date of Sept. 17, 2020 and renewal date of Sept. 17, 2030.

● Although the Sonnet BioTherapeutics mark was initially rejected in China due to potential non-use claims directed to certain competing companies, our law firm is quite confident that since the initial Class 42 rejection was successfully cancelled, two new trademark applications for this same mark were also registered and/or published in 2021 could also be overcome; however, we won’t be able to initiate non-use cancellation filings against these marks until 2025, which is the anticipated timeframe by which these pending class 42 applications are likely to become registered in China.

Employees

As of September 30, 2022, we had 12 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of its business.

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

On the basis of the FDA’s evaluation of the application and accompanying information, the FDA may issue an approval letter, denial letter, or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. If the application is not approved, the FDA may issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible, will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under the Prescription Drug User Fee Act, or PDUFA, as either Class 1 or Class 2, based on the information submitted by an applicant in response to an action letter. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has two months to review a Class 1 resubmission and six months to review a Class 2 resubmission. The FDA will not approve an application until issues identified in the complete response letter have been addressed. The FDA issues a denial letter if it determines that the establishment or product does not meet the agency’s requirements.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and the other reports filed by us with the SEC. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Our net losses for the years ended September 30, 2022 and 2021 were $29.7 million and $25.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $91.4 million.

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

We have incurred recurring losses and negative cash flows from operations activities since inception and we expect to generate losses and negative cash flows from operations for the foreseeable future primarily due to research and development costs for our potential product candidates. As of September 30, 2022, we had cash of $3.1 million and stockholders’ deficit of $2.5 million. We believe our cash at September 30, 2022, together with the $4.6 million in net proceeds raised through our at-the-market offering with BTIG, LLC subsequent to September 30, 2022 and through the date of this report will fund our projected operations into March 2023. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, for the years ended September 30, 2022 and 2021, we used $27.7 million and $22.6 million, respectively, in net cash for our operating activities, substantially all of which related to research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, as a result of the Merger, we will continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of December 14, 2022, our intellectual property portfolio includes 14 total pending applications and patents, inclusive of 1 issued patent in the U.S., 1 Decision to Grant in Japan and 10 PCT applications within the 5007 patent family – also, 4 pending provisional applications covering formulations, manufacturing processes and methods of use.

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

As of September 30, 2022, we had about 12 full-time employees. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our business. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company relies on short term office use contracts to procure office and meeting space.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock trades on The Nasdaq Capital Market under the symbol “SONN.”

Holders

As of December 14, 2022, we had 132 holders of record of our common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. We have completed a nonhuman primate (“NHP”) GLP toxicity study and have successfully manufactured drug product for clinical use. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Initial safety and tolerability data from the SB101 and SB102 studies was presented during the calendar fourth quarter of 2022, and initial pharmacokinetic and pharmacodynamic data from both studies is expected during the second calendar quarter of 2023.

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This study could yield initial clinical safety data during the first half of 2023. Pursuant to a license agreement we entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to initiate a Phase 2 study in the second half of 2023, once the CIPN safety data is available.

SON-1210 (“IL12-FHAB-IL15”), our lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. An NHP study is on track to complete in the fourth calendar quarter of 2022, and we expect to initiate the regulatory authorization process in the first half of 2023. Manufacturing and drug supply are secured with a lyophilized drug product formulation being prepared during the first calendar quarter of 2023, which is expected to be suitable for first-in-human clinical trials.

Cell line development and process development of SON-1410 (IL18-FHAB-IL12), a bi-specific combination of Interleukin 18 (“IL-18”) and IL-12, is ongoing, with early experimental drug supply suitable for formulation and analytical method development activities, in addition to small quantities for use in early development proof-of-concept in vitro studies. Process development activities will continue through 2023, with the potential to generate drug suitable for initial in vivo mouse studies by the end of the 2023 calendar year.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bi-specific drug has been generated and has been stored for future use in in vivo mice studies.

We have incurred recurring operating losses and negative cash flows from operations since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $29.7 million and $25.0 million for the years ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had cash of $3.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Components of Results of Operations

Collaboration Revenue

Collaboration revenue is currently earned from the license arrangement entered into with New Life in May 2021 (“New Life Agreement”), which granted New Life rights to an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human interleukin-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in the Exclusive Territory. We identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). We determined that the License and the R&D Activities are not distinct from each other and, therefore, combined these material promises into a single performance obligation. Under this agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and are being recognized over the estimated performance period of R&D services.

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

Other Income

During 2021, we recognized other income in connection with forgiveness of our PPP loan.

Results of Operations

Comparison of the years ended September 30, 2022 and 2021

The following table summarizes our results of operations for the years ended September 30, 2022 and 2021:

	Years Ended September 30,
	2022	2021	Change
Collaboration revenue	$349,943	$483,626	$(133,683)
Operating expenses
Research and development	21,444,019	16,634,553	4,809,466
General and administrative	8,575,283	8,936,509	(361,226)
Total operating expenses	30,019,302	25,571,062	4,448,240
Loss from operations	(29,669,359)	(25,087,436)	4,314,557
Interest income	—	15	(15)
Foreign exchange loss	(52,482)	(22,041)	(30,441)
Other income	—	125,501	(125,501)
Net loss	$(29,721,841)	$(24,983,961)	$(4,737,880)

Collaboration Revenue

We recognized $0.3 million of revenue related to the New Life Agreement during the year ended September 30, 2022 compared to $0.5 million of revenue recognized during the year ended September 30, 2021.

Research and Development Expenses

Research and development expenses were $21.4 million for the year ended September 30, 2022, compared to $16.6 million for the year ended September 30, 2021. The increase of $4.8 million was primarily due to increased expenditures for the development of the cell lines for IL12-FHAB, IL12-FHAB-IL15 and SON-080 in connection with the initiation of a Phase 1 clinical trial for SON-1010 and preparation for a Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN; acquired in-process research and development the milestone payment incurred in connection with various license and research and development agreements, including the XOMA Collaboration Agreement; and an increase in payroll expense as we continue to develop our product candidates.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the year ended September 30, 2022, compared to $8.9 million for the year ended September 30, 2021. The decrease of $0.4 million was primarily due to a decrease in payroll and share-based compensation expense.

Other Income

Other income of $0.1 million was recognized in connection with forgiveness of our PPP loan in June of 2021.

Liquidity and Capital Resources

We have funded operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. We will need to sell additional securities during our fiscal year 2023. There is no certainty that equity or debt financing will be available in the future or that it will be at acceptable terms and at this time, it is not possible to predict the outcome of these matters.

We have incurred significant net losses of $29.7 million and $25.0 million for the years ended September 30, 2022 and 2021, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $3.1 million at September 30, 2022, together with the $4.6 million of net proceeds received from the sale of common stock pursuant to the 2022 Sales Agreement (as defined below) subsequent to September 30, 2022 through December 15, 2022 will fund our projected operations into March 2023. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the years presented:

	Years Ended September 30,
	2022	2021
Net cash used in operating activities	$(27,687,278)	$(22,552,245)
Net cash used in investing activities	(896,477)	(3,623)
Net cash provided by financing activities	4,014,567	42,828,032
Net (decrease) increase in cash	$(24,569,188)	$20,272,164

Operating Activities

During the year ended September 30, 2022, we used $27.7 million of cash in operating activities which was primarily attributable to our net loss of $29.7 million. This amount was offset by $0.9 million of share-based compensation expense and $1.0 million of acquired in-process research and development, and a $0.1 million net decrease in operating assets and liabilities.

During the year ended September 30, 2021, we used $22.6 million of cash in operating activities which was primarily attributable to our net loss of $25.0 million. This amount was offset by $1.4 million of share-based compensation expense, and a $1.0 million net decrease in operating assets and liabilities.

Investing Activities

During the year ended September 30, 2022, we used $0.9 million for the purchase of acquired in-process research and development.

During the year ended September 30 2021, we purchased $3,623 of office furniture and computer equipment.

Financing Activities

During the year ended September 30, 2022, net cash provided by financing activities was $4.0 million, consisting primarily of net proceeds from the sale of preferred stock and warrants and net proceeds from the sale of common stock.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of ours may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, cease or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market or cease operations.

Private Placement of Preferred Stock

In August 2022, we entered into a securities purchase agreement (the “Preferred SPA”) with several accredited investors for the issuance and sale of (i) an aggregate of 22,275 shares of our Series 3 Convertible Preferred Stock, stated value $100 per share, (ii) 225 shares of our Series 4 Convertible Preferred Stock, stated value $100 per share, and (iii) Series 3 warrants to purchase up to 276,140 shares of our common stock in a private placement for aggregate gross proceeds of $2.3 million, with $0.1 million of issuance costs for net proceeds of $2.1 million. The shares of Series 3 Convertible Preferred Stock were convertible into an aggregate of 546,760 shares of our common stock and the shares of Series 4 Convertible Preferred Stock were convertible into an aggregate of 5,523 shares of our common stock, in each case, at a conversion price of $4.074 per share. The Series 3 warrants have an exercise price of $4.074 per share, are exercisable commencing six months after issuance, and will expire five years from the issuance date. In September 2022, all shares of preferred stock issued in connection with the Preferred SPA were converted into shares of common stock.

At-the-Market Offering of Common Stock

We entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock, having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to us under General Instruction I.B.6. of Form S-3 and our public float as of August 15, 2022, and in accordance with the terms of the 2022 Sales Agreement, we could offer shares having an aggregate gross sales price of up to $6.1 million pursuant to the prospectus supplement dated August 15, 2022, filed in connection with the 2022 Sales Agreement. As of November 9, 2022, we had sold an aggregate of 2,477,287 shares of common stock for gross proceeds of $6.1 million, and we filed a prospectus supplement dated November 9, 2022 registering the offer and sale of shares of our common stock for an aggregate offering price of up to an additional $1.7 million pursuant to the 2022 Sales Agreement. As of December 14, 2022, we have sold an aggregate of 579,239 shares of common stock for gross proceeds of $0.7 million under the prospectus supplement dated November 9, 2022. We are not obligated to make any sales of shares under the 2022 Sales Agreement and any determination by us to do so will be dependent, among other things, on market conditions and our capital raising needs.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations as of September 30, 2022 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$79,259	$189,101	$48,216	$—	$316,576
Debt Obligations (2)	748	—	—	—	748
Total	$80,007	$189,101	$48,216	$—	$317,324

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

Research and development expenses

Research and development expenses include all direct and indirect costs associated with the development of the our biopharmaceutical products. These expenses include personnel costs, consulting fees, and payments to third parties for research, development, and manufacturing services. These costs are charged to expense as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of September 30, 2022, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the consolidated financial statements included elsewhere in this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sonnet BioTherapeutics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonnet BioTherapeutics Holdings, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Prepaid development expenses and accrued research and development expense

As discussed in Notes 2 and 3 to the consolidated financial statements, research and development costs are expensed as incurred, which include amounts due to third parties for research, development, and manufacturing services. At the end of each reporting period, the Company compares the payments made to third-party service providers to the estimated progress towards completion of the related project, based on the measure of progress as defined in the contract. Factors the Company considers in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of its service providers. Depending on the timing of payments to the third-party service providers and the progress the Company estimates has been made as a result of the services provided, the Company will record a prepaid expense or accrued liability related to these costs. As of September 30, 2022, the Company reported prepaid expenses and other current assets of $2.4 million, a portion of which related to these costs, and accrued research and development expenses of $1.6 million.

We identified the evaluation of certain prepaid and accrued research and development expenses for third-party service providers as a critical audit matter. Evaluating the estimated progress toward completion of research and development projects, including the factors described above, required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. To evaluate the Company’s estimate of costs incurred as of September 30, 2022, for a selection of prepaid and accrued research and development expenses, we (1) examined the provisions in the contracts, invoices and communications received from third party service providers related to the project status; (2) sent confirmations to the third-party service providers; and (3) inquired of the individuals who are responsible for monitoring and tracking the status of research and development activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

December 15, 2022

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

	September 30,
	2022	2021
Assets
Current assets:
Cash	$3,052,879	$27,622,067
Prepaid expenses and other current assets	2,361,048	1,189,474
Total current assets	5,413,927	28,811,541
Property and equipment, net	46,211	59,056
Operating lease right-of-use asset	256,594	123,213
Deferred offering costs	113,280	—
Total assets	$5,830,012	$28,993,810
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Related-party notes	$748	$748
Accounts payable	4,752,340	3,781,299
Accrued expenses	3,193,972	2,310,410
Operating lease liability	51,328	94,520
Deferred income	166,431	516,374
Total current liabilities	8,164,819	6,703,351
Operating lease liability	203,912	30,612
Total liabilities	8,368,731	6,733,963

Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 5,544,528 and 4,303,617 shares issued and outstanding at September 30, 2022 and 2021, respectively	554	430
Additional paid-in capital	88,871,786	83,948,635
Accumulated deficit	(91,411,059)	(61,689,218)
Total stockholders’ (deficit) equity	(2,538,719)	22,259,847
Total liabilities and stockholders’ (deficit) equity	$5,830,012	$28,993,810

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

	Years ended September 30,
	2022	2021
Collaboration revenue	$349,943	$483,626
Operating expenses:
Research and development	21,444,019	16,634,553
General and administrative	8,575,283	8,936,509
Total operating expenses	30,019,302	25,571,062
Loss from operations	(29,669,359)	(25,087,436)

Interest income	—	15
Foreign exchange loss	(52,482)	(22,041)
Other income	—	125,501
Net loss	$(29,721,841)	$(24,983,961)
Per share information:
Net loss per share, basic and diluted	$(6.84)	$(14.25)
Weighted average shares outstanding, basic and diluted	4,348,166	1,753,378

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at October 1, 2020	—	$—	1,051,722	$105	$39,725,069	$(36,705,257)	$3,019,917
Sale of common stock and warrants, net of issuance costs	—	—	2,903,409	290	42,848,176	—	42,848,466
Issuance of common stock on vesting of restricted stock units	—	—	23,351	2	(2)	—	—
Net share settlement of warrants	—	—	323,430	32	(32)	—	—
Warrant exercises	—	—	1,705	1	1	—	2
Share-based compensation	—	—	—	—	1,375,423	—	1,375,423
Net loss	—	—	—	—	—	(24,983,961)	(24,983,961)
Balance at September 30, 2021	—	—	4,303,617	430	83,948,635	(61,689,218)	22,259,847
Sale of preferred stock and common stock warrants, net of issuance costs	22,500	1,540,640	—	—	597,574	—	2,138,214
Conversion of preferred stock into common stock	(22,500)	(1,540,640)	552,283	55	1,540,585	—	—
Sale of common stock, net of issuance costs	—	—	664,537	67	1,908,626	—	1,908,693
Issuance of common stock on vesting of restricted stock units	—	—	24,091	2	(2)	—	—
Share-based compensation	—	—	—	—	876,368	—	876,368
Net loss	—	—	—	—	—	(29,721,841)	(29,721,841)
Balance at September 30, 2022	—	$—	5,544,528	$554	$88,871,786	$(91,411,059)	$(2,538,719)

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

	Years ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,721,841)	$(24,983,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	971,477	—
Depreciation	12,845	12,456
Amortization of operating lease right-of-use asset	80,412	82,706
Share-based compensation	876,368	1,375,423
Non-cash interest expense	—	623
Forgiveness of note payable	—	(125,501)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,171,574)	(901,736)
Other assets	—	82,959
Accounts payable	971,041	1,723,740
Accrued expenses	727,622	246,732
Operating lease liability	(83,685)	(82,060)
Deferred income	(349,943)	16,374
Net cash used in operating activities	(27,687,278)	(22,552,245)
Cash flows from investing activities:
Purchases of in-process research and development	(896,477)	—
Purchases of property and equipment	—	(3,623)
Net cash used in investing activities	(896,477)	(3,623)
Cash flows from financing activities:
Proceeds from sale of preferred stock and common stock warrants, net of issuance costs	2,172,649	—
Proceeds from sale of common stock, net of issuance costs	1,841,918	42,848,466
Proceeds from warrant exercises, net of issuance costs	—	2
Repayments of related-party notes	—	(20,436)
Net cash provided by financing activities	4,014,567	42,828,032

Net (decrease) increase in cash	(24,569,188)	20,272,164
Cash, beginning of year	27,622,067	7,349,903
Cash, end of year	$3,052,879	$27,622,067
Supplemental disclosure of non-cash operating, investing and financing activities:
Change in operating lease right-of-use asset and liability due to amended lease	$213,793	$—
Net settlement of warrants	$—	$32
Issuance of common stock on vesting of restricted stock units	$2	$2
In-process research and development in accrued expenses	$75,000	$—
Common stock issuance costs in accrued expenses	$80,940	$—

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and description of business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Initial safety and tolerability data from the SB101 and SB102 studies was presented during the fourth calendar quarter of 2022, and initial pharmacokinetic and pharmacodynamic data from both studies is expected during the second calendar quarter of 2023.

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This study could yield initial clinical safety data during the first half of 2023. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to initiate a Phase 2 study in the second half of 2023, once the CIPN safety data is available.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. A non-human primate (“NHP”) study is on track to complete in the fourth calendar quarter of 2022, and Sonnet expects to initiate the regulatory authorization process in the first half of 2023. Manufacturing and drug supply are secured with a lyophilized drug product formulation being prepared during the first calendar quarter of 2023, which is expected to be suitable for first-in-human clinical trials.

Cell line development and process development of SON-1410 (IL18-FHAB-IL12), a bi-specific combination of Interleukin 18 (“IL-18”) and IL-12, is ongoing, with early experimental drug supply suitable for formulation and analytical method development activities, in addition to small quantities for use in early development proof-of-concept in vitro studies. Process development activities will continue through 2023, with the potential to generate drug suitable for initial in vivo mouse studies by the end of the 2023 calendar year.

The Company has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bi-specific drug has been generated and has been stored for future use in in vivo mice studies.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $3.1 million at September 30, 2022, together with the $4.6 million of net proceeds received from the sale of its common stock pursuant to the 2022 Sales Agreement (as defined below) subsequent to September 30, 2022 through December 15, 2022 will fund the Company’s projected operations into March 2023. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of August 15, 2022, and in accordance with the terms of the 2022 Sales Agreement, the Company could offer shares having an aggregate gross sales price of up to $6.1 million pursuant to the prospectus supplement dated August 15, 2022, filed in connection with the 2022 Sales Agreement. As of November 9, 2022, the Company had sold an aggregate of 2,477,287 shares of common stock for gross proceeds of $6.1 million, and the Company filed a prospectus supplement dated November 9, 2022 registering the offer and sale of shares of its common stock for an aggregate offering price of up to an additional $1.7 million pursuant to the 2022 Sales Agreement. As of December 14, 2022, the Company has sold an aggregate of 579,239 shares of common stock for gross proceeds of $0.7 million under the prospectus supplement dated November 9, 2022. The Company is not obligated to make any sales of shares under the 2022 Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

The Company plans to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay, curtail or cease its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Operations since inception have consisted primarily of organizing the Company, securing financing, developing its technologies through performing research and development and conducting preclinical studies. The Company faces risks associated with companies whose products are in development. These risks include the need for significant additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

g. Impairment of long-lived assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, than an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. There were no impairment charges recorded during the fiscal years ended September 30, 2022 and 2021.

h. Deferred offering costs

Legal and other costs incurred in relation to equity offerings are capitalized as deferred offering costs and charged against the proceeds from equity offerings when received. If a financing is abandoned, deferred offering costs are expensed. As of September 30, 2022, the Company had $0.1 million in deferred offering costs associated with the 2022 Sales Agreement.

i. Collaboration revenue

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

j. Research and development expense

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

k. Foreign currency

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the foreign exchange loss line item in the consolidated statements of operations.

l. Share-based compensation

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

m. Other income

In March 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a provision for a Paycheck Protection Program (“PPP”). In May 2020, the Company received a PPP loan of $0.1 million. Under the terms of the CARES Act, the Company’s PPP loan and the related interest were forgiven in full in June 2021. Forgiveness of the PPP loan is included in other income within the consolidated statement of operations for the year ended September 30, 2021.

n. Income taxes

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

o. Reverse stock split

On September 16, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-14 reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of the reverse stock split, every 14 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

p. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the years ended September 30, 2022 and 2021 are the Series B warrants with an exercise price of $0.0014 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	September 30,
	2022	2021
Common stock warrants	2,827,708	2,827,708
Underwriter warrants	50,416	50,416
Private warrants	7,549	7,549
Chanticleer warrants	1,267	1,267
Series C warrants	809,243	809,243
Series 3 warrants	276,140	—
Unvested restricted stock units	48,156	25,948
	4,020,479	3,722,131

q. Recent accounting pronouncements

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). ASU 2020-06 eliminated the beneficial conversion and cash conversion accounting models in ASC 470-20 that required separate accounting for embedded conversion features and simplifies the settlement assessment to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments and to include the effect of share settlement for instruments that may be settled in cash or shares. The Company adopted ASU 2020-06 on October 1, 2021 using the modified retrospective approach and applied the guidance to all financial instruments that were outstanding as of the beginning of 2021. There was no cumulative effect adjustment to the opening balance of retained earnings as a result of adopting ASU 2020-06.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

3. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,
	2022	2021
Professional fees	$378,890	$286,688
Compensation and benefits	1,218,530	989,315
Research and development	1,593,922	1,031,329
Other	2,630	3,078
	$3,193,972	$2,310,410

4. Leases

In December 2019, the Company entered a 36-month lease for office space in Princeton, New Jersey, which commenced February 1, 2020. In May 2022, the Company amended the existing lease agreement in order to increase the lease term by approximately three years, which has been accounted for as a lease modification. The operating lease right-of-use asset and liability were remeasured at the modification date, resulting in an increase to both balances of $0.2 million.

The components of lease expense for the years ended September 30, 2022 and 2021 are as follows:

Lease expense	2022	2021
Operating lease expense	$94,828	$102,156
Short-term lease expense	5,339	12,935
Total lease cost	$100,167	$115,091

At September 30, 2022, the weighted average remaining lease term was 3.5 years and the weighted average discount rate was 12%.

Cash flow information related to operating leases for the years ended September 30, 2022 and 2021 is as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98,101	$101,516

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Future minimum lease payments under non-cancellable leases at September 30, 2022 are as follows:

Fiscal year
2023	$79,259
2024	93,614
2025	95,487
2026	48,216
Total undiscounted lease payments	316,576
Less: imputed interest	(61,336)
Total lease liabilities	$255,240

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the consolidated statement of operations for the year ended September 30, 2022.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the consolidated statement of operations for the year ended September 30, 2022.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. The Brink Agreement was effective November 1, 2020, has an initial term of three years, and will automatically renew for one year terms unless terminated with written notice by either party or if the Company ceases to use the licensed property for the product development phase. During the product development phase, the Company is obligated to make annual license fee payments of approximately $0.1 million. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The Company incurred $0.2 million in license fees which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of September 30, 2022). The Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company is obligated to make contingent milestone payments to ProteoNic totaling up to €1.2 million (approximately $1.2 million as of September 30, 2022) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement. The Company incurred a $24,600 license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Research and development agreements

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company paid a $0.1 million technology access fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $0.3 million of collaboration revenue for the year ended September 30, 2022. The Company recognized $0.5 million of collaboration revenue for the year ended September 30, 2021.

7. Stockholders’ (Deficit) Equity

Private placement of preferred stock

In August 2022, the Company entered into a securities purchase agreement (the “Preferred SPA”) with several accredited investors for the issuance and sale of (i) an aggregate of 22,275 shares of its Series 3 Convertible Preferred Stock, stated value $100 per share, (ii) 225 shares of its Series 4 Convertible Preferred Stock, stated value $100 per share, and (iii) Series 3 warrants to purchase up to 276,140 shares of its common stock in a private placement for aggregate gross proceeds of $2.3 million, with $0.1 million of issuance costs for net proceeds of $2.1 million. The shares of Series 3 Convertible Preferred Stock were convertible into an aggregate of 546,760 shares of common stock of the Company and the shares of Series 4 Convertible Preferred Stock were convertible into an aggregate of 5,523 shares of common stock of the Company, in each case, at a conversion price of $4.074 per share. The Series 3 Warrants have an exercise price of $4.074 per share, are exercisable commencing six months after issuance, and will expire five years from the issuance date. The net proceeds from the private placement were allocated to the Series 3 Convertible Preferred Stock, Series 4 Convertible Preferred Stock and Series 3 warrants based on their relative fair values.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The shares of the Series 3 and Series 4 Convertible Preferred Stock had no voting rights other than the right to vote with common stockholders, as a single class, on a proposed amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse split of the outstanding shares of common stock. Each share of Series 3 Convertible Preferred Stock was entitled to vote on an as-converted basis, and each share of Series 4 Convertible Preferred Stock was entitled to 17,857,142 votes per share, provided that the Series 4 Convertible Preferred Stock be automatically voted in the same proportions as the shares of common stock and Series 3 Convertible Preferred Stock on the reverse split proposal. The shares of the Series 3 and Series 4 Convertible Preferred Stock were convertible at the option of the holder at any time following the effective date of a reverse split of the Company’s outstanding common stock. In addition, the Company could elect mandatory conversion on the date of the reverse stock split or the Company could force conversion of all or a part of the Series 3 and Series 4 Convertible Preferred Stock at any time after 120 days following the issuance of the preferred stock, in either case provided certain equity conditions were met.

The private placement closed on August 15, 2022, and the stockholders voted to approve the reverse stock split on September 15, 2022. The Series 3 and Series 4 Convertible Preferred Stock were converted to 552,283 shares of common stock on September 30, 2022. As of September 30, 2022, there are no shares of preferred stock issued and outstanding.

Common stock

Through September 30, 2022, the Company sold an aggregate of 664,537 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $2.0 million and net proceeds of $1.9 million.

Also during the year ended September 30, 2022, the Company issued 24,091 shares of common stock upon the vesting of restricted stock units.

In August 2021, the Company completed an underwritten public offering and received gross proceeds of approximately $30.0 million, with $2.4 million of issuance expenses for net proceeds of $27.6 million. The Company sold 2,370,963 shares of its common stock and pre-funded warrants to purchase 150,045 shares of common stock at $0.0014 per share. Each share of common stock was sold with a common warrant to purchase one share of common stock with an exercise price of $11.90, at a combined offering price of $11.90, and each pre-funded warrant was sold with a common warrant to purchase one share of common stock with an exercise price of $11.90, at a combined offering price of $11.8986, for an aggregate issuance of 2,521,008 common warrants.

In connection with the offering, the Company granted the underwriters a 30-day overallotment option to purchase up to 378,151 shares of common stock and up to 378,151 common stock warrants. The underwriters partially exercised their overallotment option, resulting in the issuance of an additional 306,700 common warrants with an exercise price of $11.90, each of which was to purchase one share of common stock and was sold at a price of $0.14 per warrant.

In addition, warrants to purchase 50,416 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $14.875 per share.

In February 2021, the Company entered into an At-the-Market Sales Agreement with BTIG (the “2021 Sales Agreement”). Pursuant to the 2021 Sales Agreement, the Company had the ability to offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock, having an aggregate offering price of up to $15.9 million, subject to certain limitations set forth in the 2021 Sales Agreement. Through September 30, 2021, the Company sold an aggregate of 532,446 shares of common stock under the 2021 Sales Agreement for gross proceeds of $15.9 million and net proceeds of $15.2 million, thus reaching the maximum amount able to be sold under the 2021 Sales Agreement.

Also during the year ended September 30, 2021, the Company issued 23,351 shares of common stock upon the vesting of restricted stock units.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Warrant amendments and exercises

During the year ended September 30, 2021, the Series B warrant holders exercised 1,705 warrants for proceeds of $2. An additional 160,173 of Series B warrants were net share settled, resulting in the issuance of 160,167 shares of common stock.

During the year ended September 30, 2021, the Chanticleer warrants to purchase 13,297 shares of common stock with an exercise price of $0.14 per share were net share settled, resulting in the issuance of 13,244 shares of common stock.

During the year ended September 30, 2021, the 150,045 of pre-funded warrants sold in conjunction with the 2021 public offering were net share settled, resulting in the issuance of 150,019 shares of common stock.

Common stock warrants

As of September 30, 2022, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants	2,827,708	$11.90	August 24, 2026
Underwriter warrants	50,416	$14.875	August 19, 2026
Private warrants	7,549	$410.48	October 1, 2022 - March 10, 2023
Chanticleer warrants	1,267	$ 819.00 - $1,274.00	April 30, 2027 - December 17, 2028
Series B warrants	3,026	$0.0014	April 16, 2025
Series C warrants	809,243	$44.66	October 16, 2025
Series 3 warrants	276,140	$4.074	August 15, 2027
	3,975,349

As discussed above, the Series 3 warrants were issued during 2022 in connection with the private placement of preferred stock. The net proceeds from the private placement were allocated to the Series 3 and Series 4 Convertible Preferred Stock and the Series 3 warrants based on their relative fair values at the issuance date, resulting in an allocation of $0.6 million to the Series 3 warrants. Assumptions used in calculating the fair value of the warrants at the issuance date include the following:

Exercise price	$0.29
Term	5.0 years
Expected volatility	105.5%
Dividend yield	—%
Risk-free interest rate	2.91%

8. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). The total number of shares of common stock available for issuance under the Plan as of September 30, 2022 was 172,323. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Restricted stock units

In July of 2020, 46,703 restricted stock units (“RSUs”) were granted, 50% of which vested on April 2, 2021 and the remaining 50% vested on April 2, 2022. In March of 2021, an additional 3,357 RSUs were granted, 50% of which vested on March 25, 2022 and the remaining 50% vest on March 25, 2023. In December of 2021, 46,478 RSUs were granted, 100% of which vest on January 1, 2023. Any unvested RSUs will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs in its accompanying consolidated statements of operations.

	Year Ended September 30,
	2022	2021
Research and development	$437,921	$422,813
General and administrative	438,447	952,610
	$876,368	$1,375,423

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2020	46,703	$50.82
Granted	3,357	$33.32
Vested	(23,351)	$50.82
Forfeited	(761)	$50.82
Unvested balance at September 30, 2021	25,948	$48.56
Granted	46,478	$7.07
Vested	(24,091)	$49.60
Forfeited	(537)	$50.82
Unvested balance at September 30, 2022	47,798	$7.98

As of September 30, 2022, total unrecognized compensation expense relating to unvested RSUs granted was $0.1 million, which is expected to be recognized over a weighted-average period of less than one year.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

9. Income Taxes

As of September 30, 2022, the Company had $94.1 million, $94.3 million and $7.8 million of federal, state and foreign net operating losses, respectively. The federal and state net operating losses will begin to expire in 2030 and the foreign net operating losses begin to expire in 2027. As of September 30, 2022, the Company has federal and state research and development tax credit carryforwards of $1.7 million and $0.5 million available to reduce future tax liabilities which will begin to expire in 2035 and 2030, respectively. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2022 and 2021. The valuation allowance increased $8.3 million during the year ended September 30, 2022 and $14.3 million during the year ended September 30, 2021.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,858,311	$21,398,036
Research and development credit carryforwards	2,151,942	1,263,451
Amortization	2,897,388	—
Share-based compensation	66,832	146,192
Operating lease liability	71,748	26,570
Accrued expenses and other	314,210	144,215
Property and equipment	4,790	3,039
Gross deferred tax assets	31,365,221	22,981,503
Less: valuation allowance	(31,293,092)	(22,946,868)
	72,129	34,635
Deferred tax liabilities:
Operating lease right-of-use asset	(72,129)	(34,635)
Net deferred tax assets	$—	$—

The Company recorded no income tax expense or benefit for the years ended September 30, 2022 and 2021. A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended September 30,
	2022	2021
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.0)	(6.6)
Change in valuation allowance	28.1	26.4
Research and development credit	(3.0)	—
Permanent differences	0.7	(0.1)
Foreign tax rate differential	0.8	0.7
Other	0.4	0.6
Effective income tax rate	—%	—%

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains a number of tax-related provisions, including a corporate alternative minimum tax of 15% on certain large corporations and an exercise tax of 1% on corporate stock repurchases. The Company is currently evaluating the various provisions of the IRA and does not anticipate a material impact on its consolidated financial statements.

10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 15, 2022, the date at which the consolidated financial statements were available to be issued.

As previously announced, the Company is not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million. On October 6, 2022, the Company submitted a plan to regain compliance with the stockholders’ equity requirement. On October 13, 2022, the Company was notified that it has been granted an extension until February 20, 2023 to demonstrate compliance with the Rule.

On November 9, 2022, the Company filed a prospectus supplement registering the offer and sale of shares of its common stock for an aggregate offering price of up to an additional $1.7 million pursuant to the 2022 Sales Agreement.

Subsequent to September 30, 2022 and through the date of this filing, the Company has sold 2,391,989 shares of common stock for gross proceeds of $4.7 million and net proceeds of $4.6 million pursuant to the 2022 Sales Agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information about the current directors of the Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Directors	Age	Year First Became Director
Pankaj Mohan, Ph.D	58	2020
Nailesh Bhatt	50	2020
Albert Dyrness	60	2020
Donald Griffith	74	2020
Raghu Rao	60	2020
Lori McNeill	50	2022

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

Lori McNeill

Lori McNeill has served on our Board since September 2022 and as Chairperson of our Business Advisory Committee since September 2019. Ms. McNeill is the founder and Chief Executive Officer of McNeill Consulting, LLC since 2016, a management consulting company focused on developing leaders to be more effective and ensuring that change management initiatives are seamless. Ms. McNeill has over twenty years’ experience in the healthcare industry, thirteen of which were at Pfizer Inc., which included working as the Chief of Staff of Global Operations in the Integrated Health Business unit. From 2020 to 2021, Ms. McNeill was the Chief Operating Officer and Chairperson of the board of directors of Global PPE, Inc., a worldwide supplier of personal protective equipment and safety supplies focused on healthcare and government entities to fight the COVID-19 pandemic. She has been recognized by several institutions: Top 100 Global Women in Leadership - Global Council for the Promotion of International Trade, 2021; Changemakers Summit Award Winner, 2021; The State of Women in Leadership – Cover article for HR.com, 2020; and Pfizer International Innovation Excellence Award, 2011 and is currently Global Chairperson of Womenomics. The Company believes Ms. McNeill is capable of making valuable contributions to the Board due to her over 20 years of experience in the healthcare industry, including in senior leadership positions.

Executive Officers

The following table sets forth certain information about the current executive officers of the Company:

Executive Officers	Age	Position and Office
Pankaj Mohan, Ph.D	58	President and Chief Executive Officer
Jay Cross	52	Chief Financial Officer
John K. Cini, Ph.D.	70	Chief Scientific Officer
Susan Dexter	67	Chief Technical Officer
Richard Kenney, M.D.	64	Chief Medical Officer

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

Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2022, except for the following: Form 4s for Don Griffith, Nailesh Bhatt, Susan Dexter, Pankaj Mohan, John Cini, Raghu Rao, Jay Cross and Albert Dyrness which were due on December 17, 2022 were filed on April 8, 2022.

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

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Stock Market. The Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Board determined that Mr. Rao is an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Stock Market. The Company’s Board has adopted an Audit Committee Charter, which is available for viewing at https://www.sonnetbio.com/.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as the Company’s principal executive officer during fiscal year 2022, the Company’s two most highly compensated executive officers who were serving as executive officers as of September 30, 2022 and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of September 30, 2022. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	All other compensation ($)	Total ($)
Pankaj Mohan, Ph.D	2022	559,729	218,680	144,061	-	82,923	1,005,393
President and Chief Executive Officer	2021	512,236	279,930	-	-	-	792,165
John Cini, Ph.D.	2022	413,048	113,899	36,015	-	52,014	614,976
Chief Scientific Officer	2021	382,594	142,505	-	-	-	525,099
Jay Cross	2022	403,676	127,649	30,128	-	43,358	604,811
Chief Financial Officer	2021	375,767	156,878	-	-	-	532,645

(1)	Represents the aggregate grant date fair value for grants made in 2022 and 2021 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of September 30, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2022

	Stock Awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Pankaj Mohan Ph.D.	22,866	(1)	33,613

John Cini, Ph.D.	5,716	(1)	8,403

Jay Cross	4,782	(1)	7,030

(1)	Each restricted stock unit ( “RSU”) award vests 100% on January 1, 2023.

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

Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during fiscal year 2022:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nailesh Bhatt(2)	54,000	6,368	-	-	60,368
Albert Dyrness(3)	55,500	6,368	-	-	61,868
Donald Griffith (4)	-	6,750	-	134,634	141,384
Raghu Rao(5)	56,500	6,368	-	-	62,868
Lori McNeill(6)	-	-	-	-	-

(1)	Represents the aggregate grant date fair value for grants made in 2022 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.
(2)	Mr. Bhatt holds an aggregate of 1,010 restricted stock units, as of September 30, 2022.
(3)	Mr. Dyrness holds an aggregate of 1,010 restricted stock units, as of September 30, 2022.
(4)	Mr. Griffith has served as Sonnet’s Financial Controller since January 1, 2019, and since the Merger serves as our Controller. The amounts in the table above under “All Other Compensation” represent salary and bonus earned by Mr. Griffith for the fiscal year 2022. See the description of the employment agreement with Mr. Griffith below.
(5)	Mr. Rao holds an aggregate of 1,010 restricted stock units, as of September 30, 2022.
(6)	Ms. McNeill joined the board on September 25, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 14, 2022 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after December 14, 2022 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 7,934,156 shares of common stock issued and outstanding as of December 14, 2022 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Title of Class	Name And Address of Beneficial Owner*	Amount And Nature of Beneficial Ownership		Percent Of Class
	Named Executive Officers and Directors:
	Pankaj Mohan, Ph.D.	115,524	(1)	1.5%
	Nailesh Bhatt	1,962	(2)	**
	Albert Dyrness	2,027	(3)	**
	Donald Griffith	7,584	(4)	**
	Raghu Rao	1,604	(5)	**
	Lori McNeill	-		-
	John. K. Cini, Ph.D.	21,720	(6)	**
	Jay Cross	10,368	(7)	**
	All current executive officers and directors as a group (10 persons)	172,507		2.2%

	5% Holders
	None

(*)	Unless otherwise indicated, the address is c/o Sonnet BioTherapeutics, Inc., 100 Overlook Center, Suite 102, Princeton, New Jersey, 08540.

(**)	Less than 1%.

(1)	Includes (i) 66,478 shares of common stock held by the Mohan Family Office, over which Dr. Mohan has shared power to vote and dispose with Swati Mohan, his spouse; (ii) 570 shares of common stock held individually by Pankhuri Mohan, Dr. Mohan’s child, over which Dr. Mohan has shared power to vote and dispose with Pankhuri Mohan; and (iii) 304 shares of common stock issuable upon exercise of warrants held by the Mohan Family Office, over which Dr. Mohan has shared power to vote and dispose with Swati Mohan, which are exercisable within 60 days of December 14, 2022. Includes 22,866 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 14, 2022.

(2)	Includes 1,010 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 14, 2022.

(3)	Includes 91 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days of December 14, 2022. Includes 1,010 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 14, 2022.

(4)	Includes 1,071 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 14, 2022.

(5)	Includes 7 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days of December 14, 2022. Includes 1,010 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 14, 2022.

(6)	Includes 5,716 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 14, 2022.

(7)	Excludes 4,782 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 14, 2022.

Equity Compensation Plan Information

The following table provides information as of September 30, 2022 regarding shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including its 2020 Omnibus Equity Incentive Plan (the “2020 Plan”).

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	47,798	N/A	-
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	47,798	-	-

(1)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price. Other than RSUs, there were no outstanding options, warrants, or rights under our equity compensation plan as of September 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for named executive officers and directors, the Company describes below each transaction and series of similar transactions, since the beginning of fiscal year 2021, to which the Company was a party or will be a party, in which:

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

Director Independence

The Company is currently managed by a six-member board of directors. The Company has determined that Messrs. Bhatt, Dyrness and Rao and Ms. McNeill are “independent” as that term is defined under the rules of The NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP, the Company’s (and Sonnet’s, prior to the Merger) independent registered public accounting firms, for each of the respective last two fiscal years:

Fee Category	2022	2021
Audit Fees	$435,000	$509,500
Audit-Related Fees	-	-
Tax Fees	33,500	34,000
All Other Fees	-	-
Total Fees	$468,500	$543,500

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual consolidated financial statements and reviews of the Company’s quarterly interim consolidated financial statements, as well as for fees associated with registration statements, comfort letters and consents.

Audit-Related Fees

We did not incur any audit-related fees from our independent auditors in 2022 or 2021.

Tax Fees

Tax fees are associated with tax compliance, tax advice, tax planning and tax preparation services.

All Other Fees

Fees related to products and services provided by the principal accountant, other than the services reported in the above sections.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by KPMG LLP during 2022 and 2021 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining KPMG LLP’s independence and has determined that such services for fiscal years 2022 and 2021 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Sonnet BioTherapeutics, Inc. (Registrant)

Date: December 15, 2022	/s/ Pankaj Mohan, Ph.D
Pankaj Mohan, Ph.D
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: December 15, 2022	/s/ Jay Cross
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pankaj Mohan, Ph.D	President, Chief Executive Officer and Chairman	December 15, 2022
Pankaj Mohan, Ph.D	(Principal Executive Officer)

/s/ Jay Cross	Chief Financial Officer	December 15, 2022
Jay Cross	(Principal Financial and Accounting Officer)

/s/ Albert Dyrness	Director	December 15, 2022
Albert Dyrness

/s/ Nailesh Bhatt	Director	December 15, 2022
Nailesh Bhatt

/s/ Raghu Rao	Director	December 15, 2022
Raghu Rao

/s/ Donald Griffith	Director	December 15, 2022
Donald Griffith

/s/ Lori McNeill	Director	December 15, 2022
Lori McNeill

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 10, 2019, by and among the Company, Sonnet Sub. and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on October 11, 2019, and incorporated herein by reference).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated February 7, 2020, by and among the Company, Sonnet Sub and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on February 7, 2020, and incorporated herein by reference).

2.3	Share Exchange Agreement, between Sonnet BioTherapeutics, Inc. and Relief Therapeutics Holding SA, dated August 9, 2019 (incorporated by reference to Exhibit 2.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).#

3.1	Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated September 16, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on September 19, 2022).

3.2	Amended and Restated Bylaws, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011).

4.2	Form of Warrant dated May 4, 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on May 5, 2017).

4.3	Spin-Off Entity Warrant, dated April 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

4.4	Form of Sonnet BioTherapeutics, Inc. Converted Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020).

4.5	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.6	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2020).

4.7	Registration Rights Agreement, dated February 7, 2020, by and between the Company and certain investors named therein (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.8	Description of Securities*

4.9	Form of Pre-Funded Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.10	Form of Underwriter Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 16, 2021).

4.11	Form of Common Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

10.1	Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated August 6, 2019 (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.2	Amendment to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated September 25, 2019 (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.3	Side Letter and Amendment No. 2 to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS, Sonnet BioTherapeutics, Inc. and Chanticleer Holdings, Inc., dated February 7, 2020 (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.4	Employment Agreement, between Pankaj Mohan and Sonnet BioTherapeutics, Inc., dated December 31, 2018 (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.5	Employment Agreement, between John Cini and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.6	Employment Agreement, between Jay Cross and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.7	Employment Agreement, between Susan Dexter and the Company, dated April 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020). †

10.8	Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.9	Sonnet BioTherapeutics Holdings, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 20, 2020). †

10.10	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 001-35570), filed with the SEC on July 9, 2020). †

10.11	License Agreement, between Ares Trading SA and Relief Therapeutics SA, dated August 28, 2015 (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.12	Discovery Collaboration Agreement, between XOMA (US) LLC and Oncobiologics, Inc., dated July 23, 2012 (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.13	Amendment of Discovery Collaboration Agreement, between XOMA (US) LLC and Sonnet BioTherapeutics, Inc., dated May 7, 2019 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.14	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.15	Form of Warrant Exercise and Omnibus Amendment Agreement, dated as of August 3, 2020, by and between Sonnet BioTherapeutics Holdings, Inc. and the Holders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35570), filed with the SEC on August 4, 2020).

10.16	Assignment and Assumption Employment Agreements by Sonnet BioTherapeutics Holdings, Inc., effective April 1, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.17	Amendment No. 1 to Executive Employment Agreement, between Pankaj Mohan and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.18	Amendment No. 1 to Executive Employment Agreement, between John Cini and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.20	At-The-Market Sales Agreement, dated February 5, 2020, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-35570), filed with the SEC on February 5, 2021).

10.21	License Agreement, dated May 2, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021).

10.22	First Amendment to License Agreement, dated June 11, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.23	Second Amendment to License Agreement, dated July 7, 2021, among Sonnet Biotherapeutics CH SA, Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, Ltd. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.24

Amendment to License Agreement and Settlement, dated November 1, 2021, between ARES TRADING SA and Sonnet BioTherapeutics CH SA (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.25	At-The-Market Sales Agreement, dated August 15, 2022, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

21.1	Subsidiaries of the Company.*

23.1	Consent of KPMG LLP.*

24.1	Power of attorney (included on the signature page).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
***	Filed herewith; portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted portions will be furnished to the Securities and Exchange Commission upon request.
#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
†	Indicates a management contract or compensation plan, contract or arrangement.

-126-