Form 10-Q
period 2022-12-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2023-02-13
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-35570

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	20-2932652 (I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 Overlook Center, Suite 102, Princeton, NJ	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 375-2227

Not applicable

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

☐ Yes ☒ No

There were 20,232,904 shares of common stock, par value $0.0001 per share of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of February 10, 2023.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

PART I

Item 1. Financial Statements.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2022	2022
Assets
Current assets:
Cash	$1,700,604	$3,052,879
Incentive tax receivable	1,336,423	717,305
Prepaid expenses and other current assets	1,561,070	1,643,743
Total current assets	4,598,097	5,413,927
Property and equipment, net	43,000	46,211
Operating lease right-of-use asset	241,371	256,594
Deferred offering costs	60,335	113,280
Total assets	$4,942,803	$5,830,012
Liabilities and stockholders’ deficit
Current liabilities:
Related-party notes	$748	$748
Accounts payable	4,573,860	4,752,340
Accrued expenses	3,538,212	3,193,972
Operating lease liability	51,353	51,328
Deferred income	129,176	166,431
Total current liabilities	8,293,349	8,164,819
Operating lease liability	186,686	203,912
Total liabilities	8,480,035	8,368,731

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 7,964,041 and 5,544,528 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	796	554
Additional paid-in capital	93,415,173	88,871,786
Accumulated deficit	(96,953,201)	(91,411,059)
Total stockholders’ deficit	(3,537,232)	(2,538,719)
Total liabilities and stockholders’ deficit	$4,942,803	$5,830,012

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2022	2021
Collaboration revenue	$37,255	$129,799
Operating expenses:
Research and development	3,745,940	4,265,866
General and administrative	1,903,709	2,078,885
Total operating expenses	5,649,649	6,344,751
Loss from operations	(5,612,394)	(6,214,952)

Foreign exchange gain	70,252	13,971
Net loss	$(5,542,142)	$(6,200,981)
Per share information:
Net loss per share, basic and diluted	$(0.80)	$(1.44)
Weighted average shares outstanding, basic and diluted	6,920,678	4,306,644

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2022	5,544,528	$554	$88,871,786	$(91,411,059)	$(2,538,719)
Sale of common stock, net of issuance costs	2,416,487	242	4,451,770	—	4,452,012
Net share settlement of warrants	3,026	—	—	—	—
Share-based compensation	—	—	91,617	—	91,617
Net loss	—	—	—	(5,542,142)	(5,542,142)
Balance at December 31, 2022	7,964,041	$796	$93,415,173	$(96,953,201)	$(3,537,232)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2021	4,303,617	$430	$83,948,635	$(61,689,218)	$22,259,847
Share-based compensation	—	—	332,075	—	332,075
Net loss	—	—	—	(6,200,981)	(6,200,981)
Balance at December 31, 2021	4,303,617	$430	$84,280,710	$(67,890,199)	$16,390,941

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,542,142)	$(6,200,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,211	3,212
Acquired in-process research and development	100,000	120,000
Amortization of operating lease right-of-use asset	15,223	22,235
Share-based compensation	91,617	332,075
Change in operating assets and liabilities:
Incentive tax receivable	(619,118)	—
Prepaid expenses and other current assets	82,673	15,447
Accounts payable	(375,540)	(1,669,012)
Accrued expenses	383,362	(563,294)
Operating lease liability	(17,201)	(22,232)
Deferred income	(37,255)	(129,799)
Net cash used in operating activities	(5,915,170)	(8,092,349)
Cash flows from investing activities:
Purchase of in-process research and development	—	(120,000)
Net cash used in investing activities	—	(120,000)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	4,562,895	—
Net cash provided by financing activities	4,562,895	—

Net decrease in cash	(1,352,275)	(8,212,349)
Cash, beginning of period	3,052,879	27,622,067
Cash, end of period	$1,700,604	$19,409,718

Supplemental disclosure of non-cash operating, investing and financing activities:
In-process research and development in accounts payable	$261,250	$—
Offering costs in accounts payable and accrued expenses	$138,878	$—
Deferred offering costs charged against proceeds from sale of common stock	$32,340	$—

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and Description of Business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bi-specific action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues. Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. Sonnet has completed a nonhuman primate (“NHP”) GLP toxicity study and has successfully manufactured drug product for clinical use. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Initial safety and tolerability data from the SB101 and SB102 studies were reported during the calendar fourth quarter of 2022, and additional pharmacokinetic and pharmacodynamic data from both studies is expected during the second calendar quarter of 2023.

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This study could yield initial clinical safety data during the first half of 2023. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to evaluate the data and potentially initiate a Phase 2 study in the second half of 2023, once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. An NHP study was completed in the fourth calendar quarter of 2022, and Sonnet expects to initiate the regulatory authorization process in the first half of 2023. Manufacturing and drug supply are secured with a lyophilized drug product formulation being prepared during the first calendar quarter of 2023, which is expected to be suitable for first-in-human clinical trials.

SON-1410 (IL18-FHAB-IL12) is a bispecific combination of Interleukins 18 (IL-18) and 12 (IL-12) for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities, in addition to small quantities for use in early development proof-of-concept in vitro studies. Process development activities will continue through 2023, with the potential to generate a drug suitable for initial in vivo mouse studies by the end of the 2023 calendar year.

The Company has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $1.7 million at December 31, 2022, together with the $1.0 million gross proceeds received from the 2022 Sales Agreement (as defined below) in January 2023 and an estimated $13.5 million in net proceeds received from an underwritten public offering in February 2023, will fund the Company’s projected operations into February 2024. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 10, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for estimated net proceeds of $13.5 million through the issuance and sale of 11,664,888 shares of its common stock and, to certain investors, pre-funded warrants to purchase 2,224,000 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 27,777,776 shares of its common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.08 and $1.0799 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants are immediately exercisable at a price of $0.0001 per share of common stock. The common warrants are immediately exercisable at a price of $1.08 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise.

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company under General Instruction I.B.6. of Form S-3 and the Company’s public float as of August 15, 2022, and in accordance with the terms of the 2022 Sales Agreement, the Company could offer shares having an aggregate gross sales price of up to $6.1 million pursuant to the prospectus supplement dated August 15, 2022, filed in connection with the 2022 Sales Agreement. As of November 9, 2022, the Company had sold an aggregate of 2,477,287 shares of common stock for gross proceeds of $6.1 million, and the Company filed a prospectus supplement dated November 9, 2022 registering the offer and sale of shares of its common stock for an aggregate offering price of up to an additional $1.7 million pursuant to the 2022 Sales Agreement. As of December 31, 2022, the Company has sold an aggregate of 603,737 shares of common stock for gross proceeds of $0.7 million under the prospectus supplement dated November 9, 2022. Subsequent to December 31, 2022, the Company sold an additional 590,942 shares of common stock under the prospectus supplement dated November 9, 2022 for gross proceeds of $1.0 million. There are currently no remaining shares registered to be sold under the 2022 Sales Agreement.

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

Operations since inception have consisted primarily of organizing the Company, securing financing, developing its technologies through performing research and development and conducting preclinical studies. The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and its results of operations and cash flows for the three months ended December 31, 2022 and 2021. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

b. Consolidation

The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

c. Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these interim consolidated financial statements include the accrual of research and development expenses. Estimates and assumptions are periodically reviewed in-light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from management’s estimates.

d. Reclassifications

Certain amounts from the prior period have been reclassified to conform with the current period presentation.

e. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of December 31, 2022, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $1.3 million. For the three months ended December 31, 2022 and 2021, $0.3 million and nil, respectively, for the cash refund expected to be received was recorded as a reduction of research and development expense. In January 2023, the Company received $1.1 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2022.

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

h. Research and development expense

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

i. Reverse stock split

On September 16, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-14 reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of the reverse stock split, every 14 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the interim consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

j. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three months ended December 31, 2022 and 2021 are the Series B warrants with an exercise price of $0.0014 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	December 31,
	2022	2021
Common stock warrants	2,827,708	2,827,708
Underwriter warrants	50,416	50,416
Private warrants	2,059	7,549
Chanticleer warrants	1,267	1,267
Series C warrants	809,243	809,243
Series 3 warrants	276,140	—
Unvested restricted stock	220,470	72,425
	4,187,303	3,768,608

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

k. Recent accounting pronouncements

Recently adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The adoption of ASU 2021-04 on October 1, 2022 did not have any impact on the interim consolidated financial statements.

3. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	September 30,
	2022	2022
Compensation and benefits	$1,541,781	$1,218,530
Research and development	1,441,743	1,593,922
Professional fees	550,973	378,890
Other	3,715	2,630
	$3,538,212	$3,193,972

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development.

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

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. The Brink Agreement has an initial term of three years and will automatically renew for one year terms unless terminated with written notice by either party or if the Company ceases to use the licensed property for the product development phase. During the product development phase, the Company is obligated to make annual license fee payments of approximately $0.1 million. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. No license fees were incurred during the three months ended December 31, 2022 or 2021.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of December 31, 2022). No license fees were incurred during the three months ended December 31, 2022 or 2021.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company incurred a $24,600 license fee upon obtaining the license. The Company is obligated to make contingent milestone payments to ProteoNic totaling up to €1.2 million (approximately $1.3 million as of December 31, 2022) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement. No license fees were incurred during the three months ended December 31, 2022 or 2021.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee in December 2021, which was included in research and development expenses in the consolidated statement of operations for the three months ended December 31, 2021. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. The first milestone was achieved in December 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the consolidated statement of operations for the three months ended December 31, 2022.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

In addition, New Life granted to the Company an exclusive option to buy back the rights granted by the Company to New Life and the Company granted New Life the right to give back the rights with respect to Products in the DPN Field in one or more countries in the Exclusive Territory on terms to be agreed upon, which options will expire upon the initiation of a Phase III Trial for the applicable Product.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Revenue recognition

The Company first assessed the New Life Agreement under ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the New Life Agreement or units of accounts within the New Life Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”) to evaluate the appropriate accounting for the collaborative arrangement with New Life. In accordance with this guidance, the Company identified the following obligations under the arrangement: (i) license to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The options to expand the CIPN Field and territory as well as the future supply agreement represent optional purchases, which are accounted for as separate contracts. The Company evaluated these separate contracts and did not identify any material right to be present. The Company determined that License and the R&D services are not distinct from each other and therefore combined these material promises into a single performance obligation.

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $37,255 and $0.1 million of collaboration revenue for the three months ended December 31, 2022 and 2021, respectively.

6. Stockholders’ Equity

During the three months ended December 31, 2022, the Company sold an aggregate of 2,416,487 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $4.8 million and net proceeds of $4.5 million.

Common stock warrants

As of December 31, 2022, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants	2,827,708	$11.90	August 24, 2026
Underwriter warrants	50,416	$14.875	August 19, 2026
Private warrants	2,059	$410.48	January 6, 2023 - March 10, 2023
Chanticleer warrants	1,267	$819.00 - $1,274.00	April 30, 2027 - December 17, 2028
Series C warrants	809,243	$44.66	October 16, 2025
Series 3 warrants	276,140	$4.074	August 15, 2027
	3,966,833

During the three months ended December 31, 2022, 3,026 of Series B warrants were net share settled, resulting in the issuance of 3,026 shares of common stock.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). There were no shares available for issuance under the Plan as of December 31, 2022. On January 1, 2023, the total number of shares authorized under the Plan increased to 318,561. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock on January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted stock units

In July of 2020, 46,703 restricted stock units (“RSUs”) were granted, 50% of which vested on April 2, 2021 and the remaining 50% vested on April 2, 2022. In March of 2021, an additional 3,357 RSUs were granted, 50% of which vested on March 25, 2022 and the remaining 50% vest on March 25, 2023. In December of 2021, 46,478 RSUs were granted, 100% of which vest on January 1, 2023. In December of 2022, 172,672 RSUs were granted, 100% of which vest on January 1, 2024. Any unvested RSUs will be forfeited upon termination of services. The fair value of an RSU is equal to the fair market value of the Company’s common stock on the date of grant. RSU expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs in its accompanying consolidated statements of operations as follows:

	Three Months Ended December 31,
	2022	2021
Research and development	$46,708	$169,176
General and administrative	44,909	162,899
	$91,617	$332,075

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2022	47,798	$7.98
Granted	172,672	$0.98
Unvested balance at December 31, 2022	220,470	$2.50

As of December 31, 2022, total unrecognized compensation expense relating to unvested RSUs granted was $0.2 million, which is expected to be recognized over a weighted-average period of less than one year.

In January 2023, 121,366 of the RSUs issued in December 2022 were cancelled and reissued as restricted shares of the Company’s common stock (“Restricted Stock Awards” or “RSAs”). The restricted shares may not be sold or otherwise transferred until such shares become vested. The RSAs have the same vesting conditions as the original RSUs.

8. Income Taxes

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains a number of tax-related provisions that will be effective for tax years beginning after December 31, 2022, including a corporate alternative minimum tax of 15% on certain large corporations and an exercise tax of 1% on corporate stock repurchases. The Company is currently evaluating the various provisions of the IRA and does not anticipate a material impact on its consolidated financial statements.

9. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the unaudited interim consolidated financial statements were available to be issued.

On January 11, 2023, the Company sold an aggregate of 590,942 shares of common stock for gross proceeds of $1.0 million pursuant to 2022 Sales Agreement.

On February 10, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for estimated net proceeds of $13.5 million through the issuance and sale of 11,664,888 shares of its common stock and, to certain investors, pre-funded warrants to purchase 2,224,000 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 27,777,776 shares of its common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.08 and $1.0799 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants are immediately exercisable at a price of $0.0001 per share of common stock. The common warrants are immediately exercisable at a price of $1.08 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including non-small cell lung cancer and head and neck cancer. We have completed a nonhuman primate (“NHP”) GLP toxicity study and have successfully manufactured drug product for clinical use. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd, for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Initial safety and tolerability data from the SB101 and SB102 studies was obtained during the calendar fourth quarter of 2022, and additional pharmacokinetic and pharmacodynamic data from both studies is expected during the second calendar quarter of 2023.

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This study could yield initial clinical safety data during the first half of 2023. Pursuant to a license agreement we entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to evaluate the data and potentially initiate a Phase 2 study in the second half of 2023, once the CIPN safety data has been evaluated.

SON-1210 (“IL12-FHAB-IL15”), our lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. An NHP study was completed in the fourth calendar quarter of 2022, and Sonnet expects to initiate the regulatory authorization process in the first half of 2023. Manufacturing and drug supply are secured with a lyophilized drug product formulation being prepared during the first calendar quarter of 2023, which is expected to be suitable for first-in-human clinical trials.

SON-1410 (IL18-FHAB-IL12) is a bispecific combination of Interleukins 18 (IL-18) and 12 (IL-12) for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities, in addition to small quantities for use in early development proof-of-concept in vitro studies. Process development activities will continue through 2023, with the potential to generate drug suitable for initial in vivo mouse studies by the end of the 2023 calendar year.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $5.5 million and $6.2 million for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had cash of $1.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Recent Events

On October 31, 2022, we announced a collaboration with Janssen Biotech, Inc. (Janssen) where in vitro and in vivo efficacy of SON-1010 (IL12-FHAB), SON-1210 (IL12-FHAB-IL15) and SON-1410 (IL18-FHAB-IL12) will be evaluated in combination with certain Janssen proprietary cell therapy assets. The agreement was facilitated by Johnson & Johnson Innovation. Under the terms, Sonnet shall supply the three referenced compounds for use in head-to-head studies. If successful and subject to provisions of the agreement, Sonnet could seek an expanded collaboration.

On January 9, 2023, we announced a clinical collaboration with Roche for the clinical evaluation of SON-1010 with Roche’s atezolizumab. Under the terms of the Master Clinical Trial and Supply Agreement (MCSA), along with ancillary Quality and Safety Agreements, Sonnet and Roche will study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (PROC) patient setting. Further, the companies would provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a safety and efficacy study.

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

Foreign Exchange Gain

Foreign exchange gain consists of exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Results of Operations

Comparison of the Three Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021	Change
Collaboration revenue	$37,255	$129,799	$(92,544)
Operating expenses
Research and development	3,745,940	4,265,866	(519,926)
General and administrative	1,903,709	2,078,885	(175,176)
Total operating expenses	5,649,649	6,344,751	(695,102)
Loss from operations	(5,612,394)	(6,214,952)	602,558
Foreign exchange gain	70,252	13,971	56,281
Net loss	$(5,542,142)	$(6,200,981)	$658,839

Collaboration Revenue

We recognized $37,255 of revenue related to the New Life Agreement during the three months ended December 31, 2022 compared to $0.1 million during the three months ended December 31, 2022. The decrease of $0.1 million was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended December 31, 2022, compared to $4.3 million for the three months ended December 31, 2021. The decrease of $0.5 million was primarily due to the establishment of cost savings by transitioning product development activities to cost advantaged locations such as India and Australia and by reducing expenditures on tertiary programs such as SON-3015, which has been placed on a development hold, as well as a decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended December 31, 2022, compared to $2.1 million for the three months ended December 31, 2021. The decrease of $0.2 million relates primarily to a decrease in share-based compensation expense and consulting expense related to investor relations.

Liquidity and Capital Resources

We have funded operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. We will likely offer additional securities for sale in response to market conditions or other circumstances if we believe such a plan of financing is required to advance our business plans and is in the best interests of our stockholders. There is no certainty that equity or debt financing will be available in the future or that it will be at acceptable terms and at this time, it is not possible to predict the outcome of these matters.

We have incurred significant net losses of $5.5 million and $6.2 million for the three months ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $1.7 million at December 31, 2022, together with the $1.0 million of gross proceeds received from the sale of common stock pursuant to the 2022 Sales Agreement (as defined below) subsequent to December 31, 2022 and an estimated $13.5 million in net proceeds received from an underwritten public offering in February 2023 will fund our projected operations into February 2024. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(5,915,170)	$(8,092,349)
Net cash used in investing activities	—	(120,000)
Net cash provided by financing activities	4,562,895	—
Net decrease in cash	$(1,352,275)	$(8,212,349)

Operating Activities

During the three months ended December 31, 2022, we used $5.9 million of cash in operating activities which was primarily attributable to our net loss of $5.5 million and a net $0.5 million decrease in incentive tax receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, primarily related to research and development efforts. This amount was offset by $0.1 million of share-based compensation expense and $0.1 million of acquired in-process research and development.

During the three months ended December 31, 2021, we used $8.1 million of cash in operating activities which was primarily attributable to our net loss of $6.2 million and $2.2 million decrease in accounts payable and accrued expenses, primarily related to research and development efforts. This amount was offset by $0.3 million of share-based compensation expense and $0.1 million of acquired in-process research and development.

Investing Activities

During the three months ended December 31, 2021, we used $0.1 million for the purchase of acquired in-process research and development.

Financing Activities

During the three months ended December 31, 2022, net cash provided by financing activities was $4.6 million, consisting primarily of net proceeds from the sale of common stock.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we advance preclinical activities and clinical trials of product candidates in development. In addition, we expect to continue to incur costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

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

February 2023 Offering

On February 10, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for estimated net proceeds of $13.5 million through the issuance and sale of 11,664,888 shares of its common stock and, to certain investors, pre-funded warrants to purchase 2,224,000 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 27,777,776 shares of its common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.08 and $1.0799 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants are immediately exercisable at a price of $0.0001 per share of common stock. The common warrants are immediately exercisable at a price of $1.08 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise.

At-the-Market Offering of Common Stock

We entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to us under General Instruction I.B.6. of Form S-3 and our public float as of August 15, 2022, and in accordance with the terms of the 2022 Sales Agreement, we could offer shares having an aggregate gross sales price of up to $6.1 million pursuant to the prospectus supplement dated August 15, 2022, filed in connection with the 2022 Sales Agreement. As of November 9, 2022, we had sold an aggregate of 2,477,287 shares of common stock for gross proceeds of $6.1 million, and we filed a prospectus supplement dated November 9, 2022 registering the offer and sale of shares of our common stock for an aggregate offering price of up to an additional $1.7 million pursuant to the 2022 Sales Agreement. As of December 31, 2022, we have sold an aggregate of 603,737 shares of common stock for gross proceeds of $0.7 million under the prospectus supplement dated November 9, 2022. Subsequent to December 31, 2022, we sold an additional 590,942 shares of common stock under the prospectus supplement dated November 9, 2022 for gross proceeds of $1.0 million. There are currently no remaining shares registered to be sold under the 2022 Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$84,964	$190,973	$—	$—	$275,937
Debt Obligations (2)	$748	$—	$—	$—	$748
Total	$85,712	$190,973	$—	$—	$276,685

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

Research and Development Expenses

Research and development expenses include all direct and indirect costs associated with the development of our biopharmaceutical products. These expenses include personnel costs, consulting fees, and payments to third parties for research, development and manufacturing services. These costs are charged to expense as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of December 31, 2022, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the interim consolidated financial statements included elsewhere in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2022, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

part II - Other information

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending December 31, 2022 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2022 filed with the Securities and Exchange Commission on December 15, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None noted.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	February 13, 2023	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

