Form 10-Q
period 2023-03-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2023-05-10
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐ Yes ☒ No

There were 27,478,686 shares of common stock, par value $0.0001 per share of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of May 8, 2023.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

PART I

Item 1. Financial Statements.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	September 30,
	2023	2022
Assets
Current assets:
Cash	$11,390,177	$3,052,879
Incentive tax receivable	447,010	717,305
Prepaid expenses and other current assets	1,208,641	1,643,743
Total current assets	13,045,828	5,413,927
Property and equipment, net	39,789	46,211
Operating lease right-of-use asset	225,709	256,594
Deferred offering costs	—	113,280
Total assets	$13,311,326	$5,830,012
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Related-party notes	$748	$748
Accounts payable	4,500,043	4,752,340
Accrued expenses and other current liabilities	3,112,282	3,193,972
Operating lease liability	67,920	51,328
Deferred income	92,731	166,431
Total current liabilities	7,773,724	8,164,819
Operating lease liability	168,939	203,912
Total liabilities	7,942,663	8,368,731
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 20,498,370 and 5,544,528 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	2,050	554
Additional paid-in capital	107,986,885	88,871,786
Accumulated deficit	(102,620,272)	(91,411,059)
Total stockholders’ equity (deficit)	5,368,663	(2,538,719)
Total liabilities and stockholders’ equity (deficit)	$13,311,326	$5,830,012

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Collaboration revenue	$36,445	$95,320	$73,700	$225,119
Operating expenses:
Research and development	3,816,644	6,405,273	7,562,584	10,671,138
General and administrative	1,884,569	1,900,263	3,788,278	3,979,149
Total operating expenses	5,701,213	8,305,536	11,350,862	14,650,287
Loss from operations	(5,664,768)	(8,210,216)	(11,277,162)	(14,425,168)
Foreign exchange (loss) gain	(2,303)	1,717	67,949	15,688
Net loss	$(5,667,071)	$(8,208,499)	$(11,209,213)	$(14,409,480)
Per share information:
Net loss per share, basic and diluted	$(0.34)	$(1.91)	$(0.96)	$(3.35)
Weighted average shares outstanding, basic and diluted	16,514,377	4,306,775	11,664,815	4,306,709

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2022	5,544,528	$554	$88,871,786	$(91,411,059)	$(2,538,719)
Sale of common stock, net of issuance costs	2,416,487	242	4,451,770	—	4,452,012
Net share settlement of warrants	3,026	—	—	—	—
Share-based compensation	—	—	91,617	—	91,617
Net loss	—	—	—	(5,542,142)	(5,542,142)
Balance at December 31, 2022	7,964,041	796	93,415,173	(96,953,201)	(3,537,232)
Sale of common stock, net of issuance costs	12,255,830	1,226	14,514,742	—	14,515,968
Net share settlement of warrants	231,481	23	(23)	—	—
Issuance of common stock on vesting of restricted stock units	47,018	5	(5)	—	—
Share-based compensation	—	—	56,998	—	56,998
Net loss	—	—	—	(5,667,071)	(5,667,071)
Balance at March 31, 2023	20,498,370	$2,050	$107,986,885	$(102,620,272)	$5,368,663

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2021	4,303,617	$430	$83,948,635	$(61,689,218)	$22,259,847
Share-based compensation	—	—	332,075	—	332,075
Net loss	—	—	—	(6,200,981)	(6,200,981)
Balance at December 31, 2021	4,303,617	430	84,280,710	(67,890,199)	16,390,941
Issuance of common stock on vesting of restricted stock units	893	—	—	—	—
Share-based compensation	—	—	350,891	—	350,891
Net loss	—	—	—	(8,208,499)	(8,208,499)
Balance at March 31, 2022	4,304,510	$430	$84,631,601	$(76,098,698)	$8,533,333

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,209,213)	$(14,409,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,422	6,422
Acquired in-process research and development	112,000	285,627
Amortization of operating lease right-of-use asset	30,885	45,213
Share-based compensation	148,615	682,966
Change in operating assets and liabilities:
Incentive tax receivable	270,295	—
Prepaid expenses and other current assets	435,102	(90,659)
Accounts payable	(386,979)	255,121
Accrued expenses and other current liabilities	74,250	(205,474)
Operating lease liability	(18,381)	(45,529)
Deferred income	(73,700)	(225,119)
Net cash used in operating activities	(10,610,704)	(13,700,912)
Cash flows from investing activities:
Purchase of in-process research and development	(261,250)	(285,627)
Net cash used in investing activities	(261,250)	(285,627)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	19,209,252	—
Net cash provided by financing activities	19,209,252	—

Net increase (decrease) in cash	8,337,298	(13,986,539)
Cash, beginning of period	3,052,879	27,622,067
Cash, end of period	$11,390,177	$13,635,528

Supplemental disclosure of non-cash operating, investing and financing activities:
Net settlement of warrants	$23	$—
In-process research and development in accounts payable	$12,000	$—
Deferred offering costs charged against proceeds from sale of common stock	$32,340	$—
Issuance of common stock on vesting of restricted stock units	$5	$—
Common stock issuance costs in accounts payable	$208,932	$—

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

Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet intends to pursue clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023.

In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). The SB221 study has been formally submitted for final approval in Australia and preparations are on track to initiate the study during the second calendar quarter of 2023.

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This study is on track to yield initial clinical safety data during the first half of calendar 2023. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life are jointly responsible for developing SON-080 in DPN. The objective will be to evaluate the data and potentially initiate a Phase 2 study in the second half of calendar 2023, once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, the Company announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. Sonnet remains on track to initiate the regulatory authorization process for SON-1210 in the first half of calendar 2023.

SON-1410 (IL18-FHAB-IL12) is a bi-specific combination of Interleukins 18 (“IL-18”) and 12 (IL-12) for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities, in addition to small quantities for use in early development proof-of-concept in vitro studies. Process development activities will continue through 2023, with the potential to generate a drug suitable for initial in vivo mice studies by the end of the 2023 calendar year.

The Company has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and expects to generate losses from operations for the foreseeable future, primarily due to research and development costs for its potential product candidates. The Company believes its cash of $11.4 million at March 31, 2023 will fund the Company’s projected operations into January 2024. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2023 and its results of operations for the three and six months ended March 31, 2023 and 2022 and cash flows for the six months ended March 31, 2023 and 2022. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

b. Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

c. Use of estimates

The preparation of the interim unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited interim consolidated financial statements include the accrual of research and development expenses. Estimates and assumptions are periodically reviewed in-light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from management’s estimates.

d. Reclassifications

Certain amounts from the prior period have been reclassified to conform with the current period presentation.

e. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of March 31, 2023, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.4 million. For the three months ended March 31, 2023 and 2022, $(0.1) million and $0.1 million, respectively, for the expected net cash (payment) refund related to the tax incentive program was included in research and development expenses. For the six months ended March 31, 2023 and 2022, $0.3 million and $0.1 million, respectively, for the expected net cash refund related to the tax incentive program was included in research and development expenses. In January 2023, the Company received $1.1 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2022.

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

i. Reverse stock split

On September 16, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-14 reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of the reverse stock split, every 14 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the unaudited interim consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

j. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and six months ended March 31, 2023 are the pre-funded February 2023 warrants with an exercise price of $0.0001 per share. Included in basic weighted-average number of shares of common stock outstanding during the six months ended March 31, 2023 and the three and six months ended March 31, 2022 are the Series B warrants with an exercise price of $0.0014 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	March 31,
	2023	2022
Common stock warrants August 2021	2,827,708	2,827,708
Underwriter warrants August 2021	50,416	50,416
Private warrants	—	7,549
Chanticleer warrants	1,267	1,267
Series C warrants	809,243	809,243
Series 3 warrants	276,140	—
Unvested restricted stock units and awards	172,680	70,568
Common stock warrants February 2023	27,314,814	—
Underwriter warrants February 2023	972,222	—
	32,424,490	3,766,751

k. Recent accounting pronouncements

Recently adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The adoption of ASU 2021-04 on October 1, 2022 did not have any impact on the unaudited interim consolidated financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2023	2022
Compensation and benefits	$1,801,489	$1,218,530
Research and development	692,477	1,593,922
Professional fees	325,927	378,890
Other	292,389	2,630
	$3,112,282	$3,193,972

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. The Company incurred $12,000 in license fees during the three and six months ended March 31, 2023, which was recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statement of operations. The Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statement of operations for the six months ended March 31, 2022.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of March 31, 2023). No license fees were incurred during the three and six months ended March 31, 2023. The Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statements of operations for the three and six months ended March 31, 2022.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company incurred a $24,600 license fee upon obtaining the license. The Company is obligated to make contingent milestone payments to ProteoNic totaling up to €1.2 million (approximately $1.3 million as of March 31, 2023) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement. No license fees were incurred during the three and six months ended March 31, 2023 or 2022.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research and development. The Company is obligated to make contingent milestone payments to Navigo, as amended in March 2023, totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. The first milestone was achieved in December 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the unaudited interim consolidated statement of operations for the six months ended March 31, 2023. The remaining evaluation milestones were achieved in April 2023, at which time the Company will incur $0.2 million in license fees.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Revenue recognition

The Company first assessed the New Life Agreement under ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether the New Life Agreement or units of accounts within the New Life Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”), to evaluate the appropriate accounting for the collaborative arrangement with New Life. In accordance with this guidance, the Company identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The options to expand the CIPN Field and territory as well as the future supply agreement represent optional purchases, which are accounted for as separate contracts. The Company evaluated these separate contracts and did not identify any material right to be present. The Company determined that License and the R&D services are not distinct from each other and therefore combined these material promises into a single performance obligation.

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $36,445 and $0.1 million of collaboration revenue for the three and six months ended March 31, 2023, respectively. The Company recognized $0.1 million and $0.2 million of collaboration revenue for the three and six months ended March 31, 2022, respectively.

6. Stockholders’ Equity (Deficit)

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company, the Company filed prospectus supplements for the sale of shares of its common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the six months ended March 31, 2023, the Company sold an aggregate of 3,007,429 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $5.7 million and net proceeds of $5.4 million. As of March 31, 2023, there are no registered shares remaining to be sold under the 2022 Sales Agreement.

On February 10, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for gross proceeds of $15.0 million and net proceeds of $13.6 million through the issuance and sale of 11,664,888 shares of its common stock and, to certain investors, pre-funded warrants to purchase 2,224,000 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 27,777,776 shares of its common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.08 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.0799.

The common stock warrants are immediately exercisable at a price of $1.08 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In addition, warrants to purchase 972,222 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $1.35 per share and expire five years from the date of issuance.

Common stock warrants

As of March 31, 2023, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	2,827,708	$11.90	August 24, 2024
Underwriter warrants August 2021	50,416	$14.875	August 19, 2024
Chanticleer warrants	1,267	$ 819.00 - $ 1,274.00	April 30, 2027 - December 17, 2028
Series C warrants	809,243	$44.66	October 16, 2025
Series 3 warrants	276,140	$4.074	August 15, 2027
Common stock warrants February 2023	27,314,814	$1.08	February 10, 2028
Pre-funded warrants February 2023	2,224,000	$0.0001	N/A
Underwriter warrants February 2023	972,222	$1.35	February 8, 2028
	34,475,810

During the three and six months ended March 31, 2023, 462,962 of common stock warrants from the February Offering were net share settled, resulting in the issuance of 231,481 shares of common stock.

During the six months ended March 31, 2023, 3,026 of Series B warrants were net share settled, resulting in the issuance of 3,026 shares of common stock.

During the three and six months ended March 31, 2023, 2,059 and 7,549, respectively, of private warrants expired.

In April 2023, 11,207,408 of common stock warrants from the February Offering were net share settled, resulting in the issuance of 5,603,704 shares of common stock.

In April 2023, 528,000 of the pre-funded warrants from the February Offering were net share settled, resulting in the issuance of 527,826 shares of common stock.

In April 2023, 848,000 of the pre-funded warrants from the February Offering were exercised on a cash basis. The Company received de minimus proceeds in exchange for the issuance of 848,000 shares of common stock.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). On January 1, 2023, the total number of shares authorized under the Plan increased to 318,561. There were 318,561 shares available for issuance under the Plan as of March 31, 2023. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted stock units

In July of 2020, 46,703 restricted stock units (“RSUs”) were granted, 50% of which vested on April 2, 2021 and the remaining 50% vested on April 2, 2022. In March of 2021, an additional 3,357 RSUs were granted, 50% of which vested on March 25, 2022 and the remaining 50% vested on March 25, 2023. In December of 2021, 46,478 RSUs were granted, 100% of which vested on January 1, 2023. In December of 2022, 172,672 RSUs were granted, 100% of which vest on January 1, 2024.

In January 2023, 121,366 of the RSUs granted in December 2022 were cancelled and subsequently reissued as restricted shares of the Company’s common stock (“Restricted Stock Awards” or “RSAs”). The RSAs have the same vesting conditions as the original RSUs issued in December 2022. The Company accounted for this as a stock compensation modification resulting in $38,000 of incremental expense which will be recognized over the remaining vesting period.

Any unvested RSUs or RSAs will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2023	March 31, 2023	March 31, 2022	March 31, 2022
Research and development	$33,908	$80,616	$160,907	$330,083
General and administrative	23,090	67,999	189,984	352,883
	$56,998	$148,615	$350,891	$682,966

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2022	47,798	$7.98
Granted	172,672	$0.98
Vested	(47,790)	$0.57
Forfeited/cancelled	(121,366)	$0.97
Unvested balance at March 31, 2023	51,314	$0.99

As of March 31, 2023, total unrecognized compensation expense relating to unvested RSUs granted was $36,583, which is expected to be recognized over a weighted-average period of less than one year.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table summarizes RSA activity under the Plan:

	RSA	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2022	—	$—
Granted	121,366	$1.29
Vested	—	$—
Forfeited/cancelled	—	$—
Unvested balance at March 31, 2023	121,366	$1.29

As of March 31, 2023, total unrecognized compensation expense relating to unvested RSUs granted was $0.1 million, which is expected to be recognized over a weighted-average period of less than one year.

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

Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we intend to pursue clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023.

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (PROC) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). The SB221 study has been formally submitted for final approval in Australia and preparations are on track to initiate the study during the second calendar quarter of 2023.

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. This is on track to yield initial clinical safety data during the first half of calendar 2023. Pursuant to a license agreement we entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life are jointly responsible for developing SON-080 in DPN. The objective will be to evaluate the data and potentially initiate a Phase 2 study in the second half of calendar 2023, once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), our lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. We remain on track to initiate the regulatory authorization process for SON-1210 in the first half of calendar 2023.

SON-1410 (IL18-FHAB-IL12) is a bi-specific combination of Interleukins 18 (“IL-18”) and 12 (IL-12) for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities, in addition to small quantities for use in early development proof-of-concept in vitro studies. Process development activities will continue through 2023, with the potential to generate a drug suitable for initial in vivo mice studies by the end of the 2023 calendar year.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $11.2 million and $14.4 million for the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had cash of $11.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Recent Events

On October 31, 2022, we announced a collaboration with Janssen Biotech, Inc. (“Janssen”) where in vitro and in vivo efficacy of SON-1010 (IL12-FHAB), SON-1210 (IL12-FHAB-IL15) and SON-1410 (IL18-FHAB-IL12) will be evaluated in combination with certain Janssen proprietary cell therapy assets. The agreement was facilitated by Johnson & Johnson Innovation. Under the terms, Sonnet shall supply the three referenced compounds for use in head-to-head studies. If successful and subject to provisions of the agreement, we could seek an expanded collaboration.

On January 9, 2023, we announced a clinical collaboration with Roche for the clinical evaluation of SON-1010 with Roche’s atezolizumab. Under the terms of the Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, Sonnet and Roche will study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies would provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/2a safety and efficacy study.

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

We will continue to incur research and development expenses for the foreseeable future as we attempt to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our current pipeline or any future product candidates we may develop due to the numerous risks and uncertainties associated with clinical development, including risk and uncertainties related to:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$36,445	$95,320	$(58,875)
Operating expenses:
Research and development	3,816,644	6,405,273	(2,588,629)
General and administrative	1,884,569	1,900,263	(15,694)
Total operating expenses	5,701,213	8,305,536	(2,604,323)
Loss from operations	(5,664,768)	(8,210,216)	2,545,448
Foreign exchange (loss) gain	(2,303)	1,717	(4,020)
Net loss	$(5,667,071)	$(8,208,499)	$2,541,428

Collaboration Revenue

We recognized $36,445 of revenue related to the New Life Agreement during the three months ended March 31, 2023 compared to $0.1 million during the three months ended March 31, 2022. The decrease of $0.1 million was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $3.8 million for the three months ended March 31, 2023, compared to $6.4 million for the three months ended March 31, 2022. The decrease of $2.6 million was primarily due to the establishment of cost savings by transitioning product development activities to cost advantaged locations such as India and Australia and by reducing expenditures on tertiary programs such as SON-3015, which has been placed on a development hold, as well as a decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $1.9 million for each of the three months ended March 31, 2023 and 2022. There was no significant change in general and administrative expense as we are managing expenses for liquidity purposes.

Comparison of the Six Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31,
	2023	2022	Change
Collaboration revenue	$73,700	$225,119	$(151,419)
Operating expenses
Research and development	7,562,584	10,671,138	(3,108,554)
General and administrative	3,788,278	3,979,149	(190,871)
Total operating expenses	11,350,862	14,650,287	(3,299,425)
Loss from operations	(11,277,162)	(14,425,168)	3,148,006
Foreign exchange gain	67,949	15,688	52,261
Net loss	$(11,209,213)	$(14,409,480)	$3,200,267

Collaboration Revenue

We recognized $0.1 million of revenue related to the New Life Agreement during the six months ended March 31, 2023 compared to $0.2 million during the six months ended March 31, 2022. The decrease of $0.1 million was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $7.6 million for the six months ended March 31, 2023, compared to $10.7 million for the six months ended March 31, 2022. The decrease of $3.1 million was primarily due to the establishment of cost savings by transitioning product development activities to cost advantaged locations such as India and Australia and by reducing expenditures on tertiary programs such as SON-3015, which has been placed on a development hold, as well as a decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the six months ended March 31, 2023, compared to $4.0 million for the six months ended March 31, 2022. The decrease of $0.2 million relates primarily to a decrease in share-based compensation expense and consulting expense related to investor relations. In addition, we are managing expenses for liquidity purposes.

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

We have incurred net losses of $11.2 million and $14.4 million for the six months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $11.4 million at March 31, 2023 will fund our projected operations into January 2024. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(10,610,704)	$(13,700,912)
Net cash used in investing activities	(261,250)	(285,627)
Net cash provided by financing activities	19,209,252	—
Net increase (decrease) in cash	$8,337,298	$(13,986,539)

Operating Activities

During the six months ended March 31, 2023, we used $10.6 million of cash in operating activities which was primarily attributable to our net loss of $11.2 million, offset by a net $0.4 million increase in incentive tax receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities, primarily related to research and development efforts, $0.1 million of share-based compensation expense and $0.1 million of acquired in-process research and development.

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

Investing Activities

During each of the six months ended March 31, 2023 and 2022, we used $0.3 million for the purchase of acquired in-process research and development.

Financing Activities

During the six months ended March 31, 2023, net cash provided by financing activities was $19.2 million, consisting of net proceeds from the sale of common stock under an at-the-market facility and through an underwritten public offering.

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

February 2023 Offering

On February 10, 2023, we closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for net proceeds of $13.6 million through the issuance and sale of 11,664,888 shares of our common stock and, to certain investors, pre-funded warrants to purchase 2,224,000 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 27,777,776 shares of our common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.08 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.0799. The common warrants are immediately exercisable at a price of $1.08 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 972,222 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $1.35 per share and expire five years from the date of issuance.

At-the-Market Offering of Common Stock

We entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to us, we filed prospectus supplements for the sale of shares of our common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the six months ended March 31, 2023, we sold an aggregate of 3,007,429 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $5.7 million and net proceeds of $5.4 million. As of March 31, 2023, there are no registered shares remaining to be sold under the 2022 Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$92,688	$190,973	$—	$—	$283,661
Debt Obligations (2)	748	—	—	—	748
Total	$93,436	$190,973	$—	$—	$284,409

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

While our significant accounting policies are described in more detail in the notes to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the consolidated financial statements.

Research and Development Expenses

Research and development expenses include all direct and indirect costs associated with the development of our biopharmaceutical products. These expenses include personnel costs, consulting fees, and payments to third parties for research, development and manufacturing services. These costs are charged to expense as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of March 31, 2023, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the unaudited interim consolidated financial statements included elsewhere in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2023, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending March 31, 2023 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date:	May 10, 2023	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

