Form 10-Q
period 2023-06-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2023-08-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-35570

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

There were 38,511,014 shares of common stock, par value $0.0001 per share of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of August 7, 2023.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

INDEX TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2023	2022
Assets
Current assets:
Cash	$7,021,071	$3,052,879
Incentive tax receivable	749,169	717,305
Prepaid expenses and other current assets	1,862,683	1,643,743
Total current assets	9,632,923	5,413,927
Property and equipment, net	36,577	46,211
Operating lease right-of-use asset	209,944	256,594
Deferred offering costs	—	113,280
Other assets	155,366	—
Total assets	$10,034,810	$5,830,012
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Related-party notes payable	$—	$748
Accounts payable	3,024,441	4,752,340
Accrued expenses and other current liabilities	3,315,404	3,193,972
Operating lease liability	70,446	51,328
Deferred income	55,882	166,431
Total current liabilities	6,466,173	8,164,819
Operating lease liability	150,185	203,912
Total liabilities	6,616,358	8,368,731
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock; $0.0001 par value: 5,000,000 shares authorized. No shares issued or outstanding	—	—
Common stock; $0.0001 par value: 125,000,000 shares authorized; 38,389,648 and 5,544,528 issued and outstanding at June 30, 2023 and September 30, 2022	3,839	554
Additional paid-in capital	109,981,627	88,871,786
Accumulated deficit	(106,567,014)	(91,411,059)
Total stockholders’ equity (deficit)	3,418,452	(2,538,719)
Total liabilities and stockholders’ equity (deficit)	$10,034,810	$5,830,012

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$36,850	$62,071	$110,550	$287,190
Operating expenses:
Research and development	2,409,471	5,648,952	9,972,055	16,320,090
General and administrative	1,542,689	2,280,345	5,330,967	6,259,494
Total operating expenses	3,952,160	7,929,297	15,303,022	22,579,584
Loss from operations	(3,915,310)	(7,867,226)	(15,192,472)	(22,292,394)
Foreign exchange (loss) gain	(31,432)	(9,794)	36,517	5,894
Net loss	$(3,946,742)	$(7,877,020)	$(15,155,955)	$(22,286,500)
Per share information:
Net loss per share, basic and diluted	$(0.13)	$(1.82)	$(0.86)	$(5.17)
Weighted average shares outstanding, basic and diluted	29,376,018	4,330,489	17,568,549	4,314,635

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2022	5,544,528	$554	$88,871,786	$(91,411,059)	$(2,538,719)
Sale of common stock, net of issuance costs	2,416,487	242	4,451,770	—	4,452,012
Net share settlement of warrants	3,026	—	—	—	—
Share-based compensation	—	—	91,617	—	91,617
Net loss	—	—	—	(5,542,142)	(5,542,142)
Balance at December 31, 2022	7,964,041	796	93,415,173	(96,953,201)	(3,537,232)
Sale of common stock, net of issuance costs	12,255,830	1,226	14,514,742	—	14,515,968
Net share settlement of warrants	231,481	23	(23)	—	—
Issuance of common stock on vesting of restricted stock units	47,018	5	(5)	—	—
Share-based compensation	—	—	56,998	—	56,998
Net loss	—	—	—	(5,667,071)	(5,667,071)
Balance at March 31, 2023	20,498,370	2,050	107,986,885	(102,620,272)	5,368,663
Sale of common stock, net of issuance costs	3,660,000	366	1,945,311	—	1,945,677
Net share settlement of warrants	11,194,493	1,119	(1,119)	—	—
Issuance of common stock on vesting of restricted stock units	785	—	—	—	—
Exercise of warrants	3,036,000	304	545	—	849
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(3,946,742)	(3,946,742)
Balance at June 30, 2023	38,389,648	$3,839	$109,981,627	$(106,567,014)	$3,418,452

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2021	4,303,617	$430	$83,948,635	$(61,689,218)	$22,259,847
Share-based compensation	—	—	332,075	—	332,075
Net loss	—	—	—	(6,200,981)	(6,200,981)
Balance at December 31, 2021	4,303,617	430	84,280,710	(67,890,199)	16,390,941
Issuance of common stock on vesting of restricted stock units	893	—	—	—	—
Share-based compensation	—	—	350,891	—	350,891
Net loss	—	—	—	(8,208,499)	(8,208,499)
Balance at March 31, 2022	4,304,510	430	84,631,601	(76,098,698)	8,533,333
Issuance of common stock on vesting of restricted stock units	324,768	32	(32)	—	—
Share-based compensation	—	—	107,892	—	107,892
Net loss	—	—	—	(7,877,020)	(7,877,020)
Balance at June 30, 2022	4,629,278	$462	$84,739,461	$(83,975,718)	$764,205

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,155,955)	$(22,286,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,634	9,634
Acquired in-process research and development	282,000	871,877
Amortization of operating lease right-of-use asset	46,650	65,695
Share-based compensation	198,620	790,858
Change in operating assets and liabilities:
Incentive tax receivable	(31,864)	—
Prepaid expenses and other current assets	(218,940)	(754,872)
Other assets	(155,366)	—
Accounts payable	(1,877,222)	(761,833)
Accrued expenses and other current liabilities	264,872	893,728
Operating lease liability	(34,609)	(66,991)
Deferred income	(110,549)	(287,190)
Net cash used in operating activities	(16,782,729)	(21,525,594)
Cash flows from investing activities:
Purchase of in-process research and development	(273,250)	(871,877)
Net cash used in investing activities	(273,250)	(871,877)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	21,024,070	—
Proceeds from the exercise of warrants	849	—
Repayments of related party note	(748)	—
Net cash provided by financing activities	21,024,171	—

Net increase (decrease) in cash	3,968,192	(22,397,471)
Cash, beginning of period	3,052,879	27,622,067
Cash, end of period	$7,021,071	$5,224,596

Supplemental disclosure of non-cash operating, investing and financing activities:
Net settlement of warrants	$1,142	$—
Acquired in-process research and development in accounts payable	$170,000	$—
Change in operating right-of-use asset and liability due to amended lease	$—	$213,793
Deferred offering costs charged against proceeds from sale of common stock	$32,340	$—
Issuance of common stock on vesting of restricted stock units	$5	$33
Common stock issuance costs in accrued expenses and accounts payable	$78,073	$—

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

In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was recently approved by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. Recruitment is expected to begin imminently. As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN during the third quarter of 2022. The Data Safety Monitoring Board (DSMB) overseeing the study is expected to meet during the third quarter of 2023. Following the completion of the DSMB review, we anticipate announcing initial safety data from the CIPN study. Pursuant to a license agreement the Company entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, the Company announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. Sonnet is prepared to initiate the regulatory authorization process for SON-1210 in 2023, subject to having a partnering opportunity in place.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

SON-1410 (IL18-FHAB-IL12) is a bi-specific combination of Interleukins 18 (“IL-18”) and 12 (IL-12) for solid tumor cancers. Cell line development for GMP application is underway. After some delays in 2023, process development activities will continue into 2024, with the potential to generate a drug suitable for initial in vivo mice studies during the second half of calendar year 2024.

The Company has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $7.0 million at June 30, 2023 will fund the Company’s projected operations into 2024. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2023 and its results of operations for the three and nine months ended June 30, 2023 and 2022 and cash flows for the nine months ended June 30, 2023 and 2022. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

e. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of June 30, 2023, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.7 million. For the three months ended June 30, 2023 and 2022, $0.3 million and $0.3 million, respectively, for the expected net cash (payment) refund related to the tax incentive program was included as an offset to research and development expenses. For the nine months ended June 30, 2023 and 2022, $0.8 million and $0.4 million, respectively, for the expected net cash refund related to the tax incentive program was included in research and development expenses. In January 2023, the Company received $1.1 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2022. In April 2023, the Company refunded the Australian government for $0.2 million due to new information on the Company’s clinical trial studies.

R&D tax credit is an opportunity available with the State of New Jersey. The company seeks to apply for such tax credits. There is no assurance that such tax credit could be made available.

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

j. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and nine months ended June 30, 2023 are the pre-funded February 2023 and June 2023 warrants with an exercise price of $0.0001 per share. Included in basic weighted-average number of shares of common stock outstanding during the nine months ended June 30, 2023 and the three and nine months ended June 30, 2022 are the Series B warrants with an exercise price of $0.0014 per share.

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

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	June 30,
	2023	2022
Common stock warrants August 2021	2,827,708	2,827,708
Underwriter warrants August 2021	50,416	50,416
Private warrants	—	7,549
Chanticleer warrants	1,267	1,267
Series C warrants	809,243	809,243
Series 3 warrants	276,140	—
Unvested restricted stock units and awards	172,667	48,156
Common stock warrants February 2023	5,981,482	—
Underwriter warrants February 2023	972,222	—
Common stock private placement warrants June 2023	5,000,000	—
PA warrants June 2023	150,000	—
	16,241,145	3,744,339

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2023	2022
Compensation and benefits	$2,137,223	$1,218,530
Research and development	854,280	1,593,922
Professional fees	321,396	378,890
Other	2,505	2,630
	$3,315,404	$3,193,972

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

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. The Company incurred $12,000 in license fees during the nine months ended June 30, 2023, which was recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statement of operations. The Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statement of operations for the nine months ended June 30, 2022.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of June 30, 2023). No license fees were incurred during the three and nine months ended June 30, 2023. The Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statements of operations for the three and nine months ended June 30, 2022.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company incurred a $24,600 license fee upon obtaining the license. The Company is obligated to make contingent milestone payments to ProteoNic totaling up to €1.2 million (approximately $1.3 million as of June 30, 2023) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement. No license fees were incurred during the three and nine months ended June 30, 2023 or 2022.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research and development. The Company is obligated to make contingent milestone payments to Navigo, as amended in March 2023, totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. The first milestone was achieved in December 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the unaudited interim consolidated statement of operations for the nine months ended June 30, 2023. The remaining evaluation milestones were achieved in April 2023, at which time the Company incurred $0.2 million which was recorded as acquired in-process research and development and included as research and development expenses in the unaudited interim consolidated statement of operations for the three months ended June 30, 2023.

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $36,850 and $0.1 million of collaboration revenue for the three and nine months ended June 30, 2023, respectively. The Company recognized $0.1 million and $0.3 million of collaboration revenue for the three and nine months ended June 30, 2022, respectively.

6. Stockholders’ Equity (Deficit)

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company, the Company filed prospectus supplements for the sale of shares of its common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the nine months ended June 30, 2023, the Company sold an aggregate of 3,007,429 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $5.8 million and net proceeds of $5.4 million. No shares were sold during the three months ended June 30, 2023. As of June 30, 2023, there are no registered shares remaining to be sold under the 2022 Sales Agreement.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

On June 30, 2023, the Company closed a registered direct offering of common stock (and common stock equivalents in lieu thereof) and a concurrent private placement of certain common stock warrants through Chardan Capital Markets, LLC as placement agent, for gross proceeds of $2.3 million and net proceeds of $1.9 million through the issuance and sale of 3,660,000 shares of its common stock, pre-funded warrants to purchase 1,340,000 shares of common stock and accompanying common warrants to purchase up to an aggregate of 5,000,000 shares of its common stock (the “June Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The effective offering price of each share of common stock (or common stock equivalent) and accompanying common warrant was $0.45.

The common stock warrants are exercisable beginning December 30, 2023 at a price of $0.6749 per share of common stock and expire three and half years from the date of issuance. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants were exercised as of June 30, 2023.

In addition, warrants to purchase 150,000 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants have an exercise price of $0.6749 per share, are exercisable beginning December 30, 2023 and expire three and a half years from the date of issuance.

Common stock warrants

As of June 30, 2023, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	2,827,708	$11.90	August 24, 2024
Underwriter warrants August 2021	50,416	$14.875	August 19, 2024
Chanticleer warrants	1,267	$819.00 - $ 1,274.00	April 30, 2027 - December 17, 2028
Series C warrants	809,243	$44.66	October 16, 2025
Series 3 warrants	276,140	$4.074	August 15, 2027
Common stock warrants February 2023	5,981,482	$1.08	February 10, 2028
Underwriter warrants February 2023	972,222	$1.35	February 8, 2028
Common stock private placement warrants June 2023	5,000,000	$0.6749	December 30, 2026
PA warrants June 2023	150,000	$0.6749	December 30, 2026
	16,068,478

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

During the three months ended June 30, 2023, 21,861,332 of common stock warrants were net share settled, resulting in the issuance of 11,194,493 shares of common stock.

During the nine months ended June 30, 2023, 22,324,294 of common stock warrants were net share settled, resulting in the issuance of 11,425,974 shares of common stock.

During the three and nine months ended June 30, 2023, 3,036,000 of the pre-funded warrants were exercised on a cash basis. The Company received de minimus proceeds in exchange for the issuance of 3,036,000 shares of common stock.

During the nine months ended June 30, 2023, 3,026 of Series B warrants were net share settled, resulting in the issuance of 3,026 shares of common stock.

During the nine months ended June 30, 2023, 7,549 of private warrants expired.

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). On January 1, 2023, the total number of shares authorized under the Plan increased to 318,561. There were 318,561 shares available for issuance under the Plan as of June 30, 2023. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

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

In January 2023, 121,366 of the RSUs granted in December 2022 were cancelled and subsequently reissued as restricted shares of the Company’s common stock (“Restricted Stock Awards” or “RSAs”). The RSAs have the same vesting conditions as the original RSUs issued in December 2022. The Company accounted for this as a stock compensation modification resulting in $38,837 of incremental expense which will be recognized over the remaining vesting period.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022
Research and development	$24,554	$102,807	$64,476	$394,558
General and administrative	25,451	95,813	43,416	396,300
	$50,005	$198,620	$107,892	$790,858

The following table summarizes RSU activity under the Plan:

	RSU	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2022	47,798	$7.89
Granted	172,672	$0.98
Vested	(47,803)	$0.57
Forfeited/cancelled	(121,366)	$0.97
Unvested balance at June 30, 2023	51,301	$0.54

As of June 30, 2023, total unrecognized compensation expense relating to unvested RSUs granted was $24,389, which is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes RSA activity under the Plan:

	RSA	Weighted Average Grant Date Fair Value
Unvested balance at October 1, 2022	—	$—
Granted	121,366	$1.29
Vested	—	$—
Forfeited/cancelled	—	$—
Unvested balance at June 30, 2023	121,366	$1.29

As of June 30, 2023, total unrecognized compensation expense relating to unvested RSUs granted was $75,623, which is expected to be recognized over a weighted-average period of less than one year.

8. Income Taxes

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains a number of tax-related provisions that will be effective for tax years beginning after December 31, 2022, including a corporate alternative minimum tax of 15% on certain large corporations and an excise tax of 1% on corporate stock repurchases. The Company is currently evaluating the various provisions of the IRA and does not anticipate a material impact on its consolidated financial statements.

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

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was recently approved by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. Recruitment is expected to begin imminently.

We acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN during the third quarter of 2022. The Data Safety Monitoring Board (DSMB) overseeing the study is expected to meet during the third quarter of 2023. Following the completion of the DSMB review, we anticipate announcing initial safety data from the CIPN study. Pursuant to a license agreement we entered with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study, once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. We are is prepared to initiate the regulatory authorization process for SON-1210 in 2023, subject to having a partnering opportunity in place.

SON-1410 (IL18-FHAB-IL12) is a bi-specific combination of Interleukins 18 (“IL-18”) and 12 (IL-12) for solid tumor cancers. Cell line development for GMP application is underway. After some delays in 2023, process development activities will continue into 2024, with the potential to generate a drug suitable for initial in vivo mice studies during the second half of the 2024 calendar year.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $15.2 million and $22.3 million for the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had cash of $7.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$36,850	$62,071	$(25,221)
Operating expenses:
Research and development	2,409,471	5,648,952	(3,239,481)
General and administrative	1,542,689	2,280,345	(737,656)
Total operating expenses	3,952,160	7,929,297	(3,977,137)
Loss from operations	(3,915,310)	(7,867,226)	3,951,916
Foreign exchange (loss) gain	(31,432)	(9,794)	(21,638)
Net loss	$(3,946,742)	$(7,877,020)	$3,930,278

Collaboration Revenue

We recognized $36,850 of revenue related to the New Life Agreement during the three months ended June 30, 2023 compared to $62,071 during the three months ended June 30, 2022. The decrease of $25,221 was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $2.4 million for the three months ended June 30, 2023, compared to $5.6 million for the three months ended June 30, 2022. The decrease of $3.2 million was primarily due to the establishment of cost savings by transitioning product development activities to cost advantaged locations such as India and Australia and by reducing expenditures on tertiary programs such as SON-3015, which has been placed on a development hold, as well as a decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $1.5 million and $2.3 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in general and administrative expenses is a result of cost saving initiatives.

Comparison of the Nine Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended June 30, 2023 and 2022:

	Nine Months Ended June 30,
	2023	2022	Change
Collaboration revenue	$110,550	$287,190	$(176,640)
Operating expenses
Research and development	9,972,055	16,320,090	(6,348,035)
General and administrative	5,330,967	6,259,494	(928,527)
Total operating expenses	15,303,022	22,579,584	(7,276,562)
Loss from operations	(15,192,472)	(22,292,394)	7,099,922
Foreign exchange gain	36,517	5,894	30,623
Net loss	$(15,155,955)	$(22,286,500)	$7,130,545

Collaboration Revenue

We recognized $0.1 million of revenue related to the New Life Agreement during the nine months ended June 30, 2023 compared to $0.3 million during the nine months ended June 30, 2022. The decrease of $0.2 million was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $10.0 million for the nine months ended June 30, 2023, compared to $16.3 million for the nine months ended June 30, 2022. The decrease of $6.3 million was primarily due to the establishment of cost savings by transitioning product development activities to cost advantaged locations such as India and Australia and by reducing expenditures on tertiary programs such as SON-3015, which has been placed on a development hold, as well as a decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the nine months ended June 30, 2023, compared to $6.3 million for the nine months ended June 30, 2022. The decrease of $0.9 million relates primarily to a decrease in share-based compensation expense and consulting expense related to investor relations. In addition, we are managing expenses for liquidity purposes.

Liquidity and Capital Resources

We have funded operations to date primarily with proceeds from sales of our equity securities. We will need to offer additional securities for sale in response to market conditions or other circumstances if we believe such a plan of financing is required to advance our business plans and is in the best interests of our stockholders. There is no certainty that equity or debt financing will be available in the future or that it will be at acceptable terms and at this time, it is not possible to predict the outcome of these matters.

We have incurred net losses of $15.2 million and $22.3 million for the nine months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $7.0 million at June 30, 2023 will fund our projected operations into 2024. We also expect about $1.5 Million to be received as tax credit, as in the previous years from Australia. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(16,782,729)	$(21,525,594)
Net cash used in investing activities	(273,250)	(871,877)
Net cash provided by financing activities	21,024,171	—
Net increase (decrease) in cash	$3,968,192	$(22,397,471)

Operating Activities

During the nine months ended June 30, 2023, we used $16.8 million of cash in operating activities which was primarily attributable to our net loss of $15.2 million, a $0.3 million increase in prepaid expenses and other current assets primarily due to cash outflows for research and development activities, a $1.7 million net decrease in accounts payable accrued expenses and a $0.1 million reduction in deferred income as we recognized collaboration revenue from the New Life Agreement, offset by $0.3 million in acquired in-process research and development and $0.2 million in share-based compensation expense.

During the nine months ended June 30, 2022, we used $21.5 million of cash in operating activities which was primarily attributable to our net loss of $22.3 million, a $0.8 million increase in prepaid expenses and other current assets primarily due to cash outflows for research and development activities, and a $0.3 million reduction in deferred income as we recognized collaboration revenue from the New Life Agreement, offset by $0.9 million in acquired in-process research and development and $0.8 million in share-based compensation expense.

Investing Activities

During the nine months ended June 30, 2023, we used $0.3 million for the purchase of acquired in-process research and development.

During the nine months ended June 30, 2022, we used $0.9 million for the purchase of acquired in-process research and development.

Financing Activities

During the nine months ended June 30, 2023, net cash provided by financing activities was $21.0 million, consisting of net proceeds from the sale of common stock under an at-the-market facility and through registered public offerings.

During the nine months ended June 30, 2022, we did not incur any cash inflows or outflows relating to financing activities.

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

June 2023 Offering

On June 30, 2023, the Company closed a registered direct offering of common stock (and common stock equivalents in lieu thereof) and a concurrent private placement of certain common stock warrants through Chardan Capital Markets, LLC as placement agent, for gross proceeds of $2.3 million and net proceeds of $1.9 million through the issuance and sale of 3,660,000 shares of its common stock, pre-funded warrants to purchase 1,340,000 shares of common stock and accompanying common warrants to purchase up to an aggregate of 5,000,000 shares of its common stock (the “June Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The effective offering price of each share of common stock (or common stock equivalent) and accompanying common warrant was $0.45. The common stock warrants are exercisable beginning December 30, 2023 at a price of $0.6749 per share of common stock and expire three and half years from the date of issuance. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants were exercised as of June 30, 2023. In addition, warrants to purchase 150,000 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants have an exercise price of $0.6749 per share, are exercisable beginning December 30, 2023 and expire three and a half years from the date of issuance.

At-the-Market Offering of Common Stock

We entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to us, we filed prospectus supplements for the sale of shares of our common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the nine months ended June 30, 2023, we sold an aggregate of 3,007,429 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $5.8 million and net proceeds of $5.4 million. No shares were sold during the three months ended June 30, 2023. As of June 30, 2023, there are no registered shares remaining to be sold under the 2022 Sales Agreement.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of June 30, 2023, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2023, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending June 30, 2023 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None noted.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6: EXHIBITS.

Exhibit No.	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 30, 2023).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.1	Form of Securities Purchase Agreement, dated June 28, 2023, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 30, 2023).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: August 14, 2023	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

