Form 10-K
period 2023-09-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2023-12-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7.3 million on March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $7.92 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of December 11, 2023:

Class	Number of Shares
Common Stock, $.0001 par value	3,069,516

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

PART I

Item 1. Business.

Overview

Sonnet BioTherapeutics Holdings, Inc., is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. We designed the FHAB construct to improve drug accumulation in tumors, as well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation and a biological structure similar to the natural cytokines in vivo. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

Our current internal pipeline development activities are focused on cytokines, a class of cell signaling peptides that, among other important functions, serve as potent immunomodulatory agents. Working both independently and synergistically, specific cytokines have shown the ability to modulate the activation and maturation of immune cells that fight cancer and pathogens. However, cytokines on their own do not preferentially accumulate in specific tissues and are quickly eliminated from the body. The conventional approach to achieving a treatment effect with cytokine therapy typically requires the administration of high and frequent doses. This can result in a reduced treatment effect accompanied by the potential for systemic toxicity, which poses challenges to the therapeutic application of this class of drugs.

Sonnet has built an efficient R&D platform that includes a network of outsourced vendors to help remediate expenses and improve execution timelines. Most of the vendors are strategic collaborators that offer the company a preferred status with negotiated costs. The major advantages of this approach include optimized direct investment into projects with expenses that can be rapidly scaled up or down depending on the number of projects. The cost advantages of the Sonnet platform start at the vendor network selection process, with CMC being one of the most expensive components of the initial drug development step. Sonnet has chosen a strategic CMC collaborator in India and has negotiated the cost to be significantly less than the expense incurred from a similar US- or Europe-based vendor. Sonnet is conducting two of the company’s three ongoing clinical trials in Australia, which carries a substantial cost reduction relative to US trials via the Australian government’s R&D tax credit program. Sonnet is also coordinating the Indian and Australian execution with top R&D vendors from the US, England, Germany, and Switzerland, with the objective of directing the bulk of the company’s operating expense infrastructure towards its drug development pipeline.

Pipeline

We have a pipeline of therapeutic compounds focused primarily on oncology indications of high unmet medical need.

●	Our lead proprietary asset, SON-1010, is a fully human single-chain version of Interleukin 12 (IL-12), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumors. Sonnet has completed a non-human primate (NHP) toxicity study, conducted under current Good Laboratory Practices (cGLP), and has successfully manufactured both liquid and lyophilized forms of the drug product for clinical use. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (IND) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. Sonnet received approval and initiated a clinical study (SB102) of SON-1010 in Australian healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023. In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (MCSA), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (PROC) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). That trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (MTD) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (RP2D). Part 2 of the study will then investigate SON-1010 monotherapy or its use in combination with atezolizumab with the standard of care (SOC) for PROC in a randomized comparison to show proof-of-concept (POC). As part of the Company’s ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

●	The Company acquired the global development rights to a fully human version of Interleukin 6 (IL-6), in April 2020. We refer to this candidate as SON-080, for its target indications of Chemotherapy-Induced Peripheral Neuropathy (CIPN) and Diabetic Peripheral Neuropathy (DPN). Sonnet’s CIPN Phase 1b/2a clinical trial, SB221, is underway in Australia. Enrollment of the first portion of SB211 study is nearing completion, which will position the DSMB to complete its review of the preliminary safety data during the first calendar quarter of 2024. Pursuant to a license agreement that the Company entered into with New Life Therapeutics Pte., Ltd (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN with the objective of evaluating an ex-US pilot efficacy study after analyzing the CIPN safety data.

●	SON-1210 (IL12-FHAB-IL15), our lead bifunctional compound, combines the FHAB construct with single-chain IL-12 and fully human Interleukin 15 (IL-15). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, the Company announced the successful completion of two IND-enabling toxicology studies with SON-1210 in NHPs. Sonnet is prepared to initiate the regulatory authorization process for SON-1210, pending the outcome of any partnering activity.

In our discovery pipeline, we are investigating:

●	SON-1410 (IL18-FHAB-IL12), a bifunctional combination of Interleukin 18 (IL-18) and IL-12, for melanoma and renal cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some development delays in 2023, activities will continue into 2024 with the potential to generate a drug suitable for non-clinical studies and subsequent human studies.

●	SON-3015 (anti-IL6- FHAB-anti-TGFβ), a bifunctional combination of anti-IL6 and anti-Tumor Growth Factor beta (TGFβ) was being developed for tumor and bone metastases. The early-stage bifunctional drug has been generated and has been stored for future use with in vivo mouse studies. Sonnet elected to place the SON-3015 development program on hold for expense reduction purposes.

We face numerous challenges and uncertainties with respect to the development and commercialization of our therapeutic compounds, including our FHAB technology. Please see “Risk Factors” contained elsewhere in this prospectus, and the sections entitled “Risk Factors” in the documents incorporated by reference into this prospectus.

Strategy

Our goal is to rapidly advance our pipeline and leverage our therapeutic FHAB platform to become a leader in the discovery, development, and commercialization of biologic drugs. Since its founding, Sonnet has remained focused on rapidly progressing pipeline candidates towards the clinic, while also working to establish collaborations with suitable partners. As partnership conversations evolve, Sonnet intends to prioritize its expense allocation on assets with the greatest strategic interest. To this end, Sonnet has reduced operating expenses during fiscal year 2023 and intends to negotiate a licensing deal that will help fund future pipeline expansion. As one example of a project in its early stages that was announced in October 2022, Janssen’s evaluation of three of our pipeline compounds, SON-1010, SON-1210 and SON-1410, in combination with its cell therapy products remains ongoing.

FHAB program advancement: SON-1010 has entered Phase 1b/2a clinical development to establish maximum tolerated dose (MTD) and to assess clinical benefit in platinum-resistant ovarian cancer (PROC). Regarding our first bifunctional candidate, SON-1210, two IND-enabling toxicology studies in NHPs have been successfully completed and the Company is prepared to initiate the regulatory authorization process, pending the outcome of any partnering activity.

Progress SON-080 into the next phase of clinical development: SON-080 is a fully human version of low dose IL-6 being studied for chemotherapy-induced peripheral neuropathy (CIPN). IL-6 has successfully been studied in Phase 1 and Phase 2 clinical trials in cancer patients and we initiated a pilot efficacy Phase 1b/2a study in CIPN patients during the second half of 2022.

Manufacturing platform: Sonnet compounds are produced using an industry standard mammalian cell (Chinese Hamster Ovary (CHO)) host cell line that allows for rapid scale-up and commercial manufacturing using state-of-the-art manufacturing processes and technologies. The mammalian cell culture system enables glycosylation and a similar biological structure to the natural cytokines in vivo, which reduces the chance of immunogenicity. The manufacture of cytokines for clinical applications, namely their production and purification, poses distinct technical challenges. To this end, Sonnet has developed a proprietary continuous intensive perfusion manufacturing process, including a proprietary ligand for efficient down-stream processing, as well as stable lyophilized formulations, for which we are seeking intellectual property protection for certain of these manufacturing and downstream process development steps.

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

FHAB technology expansion: Sonnet is exploring FHAB technology licenses with external partners interested in expanding its therapeutic deployment, which we believe could lead to the platform’s application in other areas, such as vaccines, antibody drug conjugates, and as a supplement to chimeric antigen receptor (CAR) T-cell technology in vivo. As soon as supportive data are available, provisional patents will be filed to secure exclusivity with FHAB in these fields.

The FHAB Technology

Our proprietary FHAB technology was engineered to address several important shortcomings of existing approaches to biopharmaceutical drug development. We designed the FHAB domain as a plug-and-play, modular construct for innovating new chemical entities that is readily reconfigured for different therapeutic payloads. As is the case with all biologic drugs, dose level and frequency of administration are critical variables that oftentimes present barriers to the development process. After injection, large molecule therapeutics, including peptides, proteins, fusion proteins, antibodies, and the like, must remain intact and be capable of reaching their designated targets inside the body, without exceeding specific toxicity thresholds. Finally, they must also be produced using commercially attractive means.

Sonnet’s platform technology was designed to harness HSA as a therapeutic shuttling molecule. HSA is naturally present in the bloodstream and the predominant protein in blood plasma. Albumin is a source of energy for inflamed, hypermetabolic tissues, including tumors. Due to the active need for nutrients, cancer cells overexpress albumin-binding proteins such as the ‘Secreted Protein Acidic and Rich in Cysteine’ (SPARC) and gp60 (albondin glycoprotein).

Pursuant to a Discovery Collaboration Agreement, dated July 23, 2012, and to an Amendment of Discovery Collaboration Agreement, dated May 7, 2019 (together, the “Collaboration Agreement”), XOMA (US) LLC (“XOMA”) granted to Sonnet a non-exclusive, non-transferrable license and/or right to use certain materials, technologies and information related to the discovery, optimization, and development of antibodies and related proteins and to develop and commercialize products thereunder (each, a “Product”). The Collaboration Agreement included a license to use a fully human bacteriophage library that was designed to generate fully human single-chain antibody variable fragments (scFv) comprising a full repertoire of human heavy and light chains for use in panning biological sequences for specific functions. Applying stringent criteria, Sonnet panned millions of scFv binders to HSA to generate Sonnet’s FHAB, which binds to HSA, a globular protein having three major functional domains. It is known that albumin domains 1 and 3 are involved in the binding to FcRn. This allowed Sonnet to select and characterize scFv binders that are specific to domain 2, a foundational aspect of Sonnet’s FHAB platform.

Sonnet is obligated to make contingent milestone payments to XOMA totaling $3.75 million on a Product-by-Product basis upon the achievement of certain development and approval milestones related to a Product. To that point, the next projected clinical development milestone of $750K is expected to be initiation of enrollment of a Product (i.e., SON-1010) in a Phase 2 Trial. Sonnet has also agreed to pay XOMA low single-digit royalties on net sales of Products sold by Sonnet. Royalties on each Product are payable on a country-by-country basis until the later of (i) twelve (12) years after the First Commercial Sale (as defined in the Collaboration Agreement), and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. In addition, Sonnet has the right to reduce the rate of the royalty on a Product-by-Product basis by paying XOMA a specified amount. The Collaboration Agreement may be terminated by either party for cause and contains customary indemnification provisions.

Sonnet’s FHAB has demonstrated a high binding affinity to serum albumin across species (human, mouse and cynomolgus monkey), with little-to-no immunogenicity, and retains the benefits of neonatal FcRn-mediated recycling of albumin for extending serum half-life. Unlike monoclonal antibodies (mAbs), this binding occurs without invoking ADCC (antibody-dependent cellular cytotoxicity) or CDC (complement-dependent cytotoxicity). The FHAB construct physically binds serum albumin (Figure 1) through an ionic, hydrophobic mechanism, which we believe offers a distinct advantage over technologies that rely on chemical, covalent binding. Once broken, a covalent bond cannot reform, whereas Sonnet’s FHAB is designed with the ability to bind, unbind and rebind to albumin in dynamic equilibrium. As albumin also binds to the albumin receptors gp60 and SPARC, FHAB leverages innate biological mechanisms for targeted delivery to and accumulation of the therapeutic payload in the tumor microenvironment.

Preclinical radiolabeling studies have validated the tumor targeting attributes of the FHAB construct, where accumulation was demonstrated in tumors compared to the same construct without FHAB, and was transient in liver, kidney, and other organs, as expected. Importantly, radiolabeled FHAB also demonstrated measurable accumulation in the draining lymph nodes. These findings have important implications for therapeutic applications of any mono- (ILx-FHAB) or bifunctional (ILx-FHAB-ILy) molecules demonstrating enhanced tumor targeting and accumulation, as well as the potential for improved efficacy.

Another unique advantage of Sonnet’s FHAB is its linker design (Figure 1) that is used for attaching one or two large molecule therapeutic payloads for single or bifunctional activity. Our G4S (glycine, serine) peptide linkers are flexible, while being long enough to prevent steric hindrance and can assume a rod-like configuration for enhanced penetration of tight tissue matrices. In addition to maintaining distance between the therapeutic functional domains, Sonnet linkers are fully human and non-immunogenic across the linker structure, including at the payload binding region. In bifunctional constructs, the orientation of the therapeutic payloads can be manipulated to improve potential treatment effects.

As a final key design component, FHAB is produced in mammalian cell culture, specifically Chinese Hamster Ovary (CHO) cells, which enables glycosylation for reducing or potentially eliminating immunogenicity. Using CHO, we have created several different genetic fusion constructs with various low molecular weight therapeutic proteins (e.g., recombinant cytokines such as IL-12, IL-15, IL-18, anti-IL-6, and anti-TGFβ). Recombinant therapeutic proteins, including cytokines, have shown great therapeutic potential, but can lack tissue specificity, which can lead to toxicity. Due to their small size (< 50 kDa), cytokines also suffer from a shorter circulation half-life (minutes-to-hours versus 21 days for albumin) compared to monoclonal antibodies. In mouse and NHP models, FHAB-derived compounds have demonstrated substantially greater serum half-lives, improved tissue accumulation, and have marked tumor reduction activity when compared to their respective naked recombinant cytokines.

In summary, our FHAB technology underpins a modular, versatile scaffold that can be customized to yield a broad array of multi-targeted therapeutic candidates. Relative to existing albumin binding technologies, FHAB is differentiated by possessing a linear, rod-like shape designed for better target tissue penetration, a fully human design to reduce immunogenicity, mammalian glycosylation, and FcRn binding for longer serum half-life. Importantly, FHAB-derived therapeutics have the potential for targeted delivery to tumor and lymphatic tissue, reduced toxicity, and wider therapeutic windows, with the added benefit of utilizing a tailored single- or bifunctional mechanism of action.

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

Pipeline Overview

The following table summarizes information about pipeline programs where we have disclosed specific target indications:

SON-1010

IL-12 is a circulating cytokine that has been shown to exert multiple effects on innate and adaptive immunity. These immune functions are critical in attacking cancer cells and pathogens. IL-12 is a heterodimeric cytokine produced by dendritic cells, monocytes, and macrophages, also known as antigen presenting cells (APCs). IL-12 has been shown to induce interferon gamma (IFN-ɣ) secretion by T cells and natural killer (NK) cells, promote the expansion and survival of activated T and NK cells, supplement the cytolytic activity of cytotoxic T cells, support the differentiation of Th1 helper-effector cells and enhance antibody dependent cellular cytotoxicity (ADCC). IL-12 has also been shown to stimulate in vitro antitumor activity of lymphocytes from patients with cancer and in vivo anti-tumor activity in murine tumor models of melanoma, colon carcinoma, mammary carcinoma, and sarcoma.

Preclinical Studies in Mice

Initially, the murine version of SON-1010 (mIL12-FHAB) demonstrated a larger reduction of tumor growth preclinically compared to recombinant mIL-12 without FHAB (naked/standalone IL-12) in a mouse model of melanoma. Figure 2, from this mouse melanoma study, illustrates a 30-to-50-fold increase in tumor reduction with mIL12-FHAB compared to standalone mIL-12.

Furthermore, in the same model, mIL12-FHAB accumulated in tumors in higher concentrations and remained in the serum, spleen, and tumor significantly longer than mIL-12 without FHAB, potentially enabling less frequent administration and at lower doses.

Figure 2: The molar equivalent for IL-12 (0.9µg) is IL12-FHAB (1.3 µg) and they have similar bioactivity in vitro; however, in vivo, IL12- FHAB is approximately 30-fold more potent than IL-12 (at day 10, 1.3µg IL12-FHAB > IL-12 30µg).

In another preclinical study using the B16F10 tumor model, mIL12-FHAB demonstrated an improved dose response versus recombinant murine IL-12, along with increased survival duration (Figure 3 and Figure 4). Results from this study suggest that mIL12-FHAB may have a greater effect on reducing tumor volume and extending survival versus standalone mIL-12.

Figure 3: Analysis of tumor volumes shows dose-dependent decreases in tumors in both mIL-12 and mIL12-FHAB-treated mice, as compared to vehicle control. IL12-FHAB-treated mice showed statistically significant decreases in tumor volumes when analyzed against equimolar-dosed, mIL-12-treated mice. Results suggest IL-12 anti-tumor activity is potentially enhanced with the extension of serum half-life by FHAB linkage.

In Figure 4, a Kaplan-Meier analysis was performed to compare survival between animals treated with either mIL12-FHAB or mIL-12. These data illustrate a correlation between the decrease in tumor growth (Figure 3) and an increase in survival duration (Figure 4). In this study, the slower growth of tumors in animals treated with mIL12-FHAB correlated with a longer survival time, as compared to more rapid tumor growth observed with naked mIL-12 treatment. Survivability at the lowest doses of mIL12-FHAB (3µg) was equivalent to the highest dose of mIL-12 (30µg). All doses of mIL12-FHAB showed a 50% survival increase over vehicle at 14 and 17.5 days.

Figure 4: Kaplan-Meier evaluation of mouse B16F tumor survivability shows an increase in survival with IL12- FHAB treatment. Doses of 10µg and 20µg of standalone mIL-12 exhibited 50% survival at 2 and 4 days over vehicle control (10 days). All doses of IL12- FHAB showed 50% survival over vehicle at 14 and 17.5 days. Survivability at the lowest doses of IL12- FHAB were equivalent to highest dose standalone IL-12

Nonhuman Primate Studies of SON-1010

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

In February 2021, we announced the successful completion of a NHP non-GLP repeat-dose toxicology study of SON-1010, the data from which were used to inform the design of the cGLP toxicity study in preparation for IND submission. The objectives of the non-GLP study were to evaluate the toxicity of SON-1010 in a repeat dose regimen at several dose levels and to gather critical data for the design of further IND-enabling safety and toxicity studies. The study included both intravenous (IV) and SC routes of administration with a total of two injections given 14 days apart. The highest dosage rate utilized in this study was greater than 50 times the anticipated clinical level of exposure to patients. Study results included:

●	Repeat dosing by IV and SC routes of administration was tolerated at both dose levels examined. As is typically observed with IL-12 administration, the white blood cell count dropped, and liver enzymes (ALT and AST) were elevated. These were transient effects that returned to baseline within 7 days following the second dose.
●	SON-1010-related changes in the physiological observations, body weight, pathology, cytokines and immunophenotyping were seen, all of which were consistent with those on-target effects previously observed in single dose studies.
●	A significant increase in IFN-γ levels, a key pleiotropic cytokine associated with anti-tumor activity, was observed following the initial dose of SON-1010 with lower IFN-γ levels observed following the second dose. This trend follows the published data from other studies of IL-12 in both humans and NHPs. Signs of cytokine imbalance, or uncontrolled increase of pro-inflammatory cytokines, including TNF-α, IL-1β, and IL-6 were notably absent from all dose levels tested in the study.
●	Pharmacokinetic analysis indicated a mean serum half-life of approximately 40 hours in animals administered SON-1010 via SC injection. This is consistent with data from the previously conducted dose escalation phase of the study, which demonstrates a substantial improvement in half-life compared to the 13-19-hour half-life of naked, recombinant human IL-12.
●	These results build on those from the work with the B16F10 mouse model of melanoma, where the mouse version of SON-1010 showed a 20-fold reduction in the dosage required to achieve a similar therapeutic effect compared to mouse IL-12. Taken together, we believe the observed extended half-life, improved therapeutic window and reduced dosing requirement, made possible by Sonnet’s FHAB technology, represent key advantages of SON-1010 as a potential immune oncology therapeutic.

In May 2021, we announced the successful completion of a cGLP repeat-dose study of SON-1010 in NHPs. The objectives of the study were to evaluate the toxicity of SON-1010 in NHP using a subcutaneous (SC), repeat-dose regimen at three different dose levels versus untreated controls and to evaluate the potential reversibility of any adverse findings. Study results included:

●	The No Observed Adverse Event Level (NOAEL) following repeated administration in NHP was more than 50 times the anticipated equivalent human clinical dose with no evidence of cytokine release syndrome.
●	Pharmacokinetic (PK) analysis of serum samples confirmed an enhanced profile of IL12-FHAB over recombinant human IL-12, with a half-life around 40 hours in NHP.
●	A significant increase in IFN-γ, a key pleiotropic cytokine associated with anti-tumor mechanisms, was observed following dosing with IL12-FHAB.
●	SON-1010 related changes in clinical observations, body weight, clinical pathology, cytokines, and immunophenotyping were seen, all of which were consistent with on-target effects previously observed in nonhuman primates.
●	By Day 38, all study subjects recovered to baseline (pre-study) laboratory values.
●	Repeat dosing administration was tolerated at all dose levels examined.

Biodistribution Studies

In September 2023, we announced the completion of two independent in vivo proof-of-concept (POC) studies to show the biodistribution of interleukin-FHAB molecules to the tumor microenvironment (TME), using labs with expertise in radiolabeling biologics and in vivo biodistribution analysis. The labs employed different radiolabeling methodologies (99mTc or 89Zr) for mIL-12 and mIL12-FHAB, either with or without a polyhistidine tag (His-Tag). The two studies were completed using the B16F10 mouse melanoma model to measure the accumulation of radiolabeled product and tumor volume inhibition over various time points. Both studies indicated that mIL12-FHAB had significantly higher tumor accumulation, 2.5-4.7 times higher on average at the longer time points, and increased retention when compared to mIL-12. Accumulation was demonstrated in tumors compared to normal mice, and was transient in liver, kidney, and other organs, as expected. Importantly, radiolabeled mIL12-FHAB also demonstrated measurable accumulation in the draining lymph nodes. Overall, these findings have important implications for therapeutic applications of any mono- (ILx-FHAB) or bi-functional (ILx-FHAB-ILy) molecules demonstrating enhanced tumor targeting and accumulation, as well as the potential for improved efficacy that could lead to a variety of drug candidates.

Manufacturing Development

Manufacturing work on the master cell bank expressing SON-1010, formulation development, and process development activities have all been completed, in addition to drug product presentation (liquid or lyophilized). Multiple cGMP drug product lots have been successfully manufactured and provide inventory for ongoing clinical trials.

SON-1010 in the Clinic

We initiated the first-in-human (FIH), Phase 1 trial (SB101) to assess the maximum tolerated dose (MTD) for adult patients with advanced solid tumors and platinum-resistant ovarian cancer (PROC) in April 2022 and we presented initial data from the study at AACR in April 2023. More patients with PROC will be enrolled in the expansion portion of the study to confirm a recommended Phase 2 dose (RP2D). Of the 15 patients from the first five cohorts of SB101 evaluable for follow-up at this latest cutoff, 9 had stable disease at the first follow-up scan, 4 of which were already progressing at study entry. After four months follow-up, 5 of 14 patients remained stable at the second scan, suggesting clinical benefit of SON-1010 in 36% of patients. The very first patient dosed, with an aggressive endometrial sarcoma, had substantial tumor shrinkage with complete resolution of her ascites at one point, and has been clinically and radiographically stable for over a year. Dosing in the first 3 cohorts was performed every 4 weeks but is now being done every 3 weeks in the new cohorts to enhance safety at higher doses.

We initiated a single-ascending dose (SAD) Phase 1 clinical study (SB102) in Australian healthy volunteers in July 2022 to carefully study the PK and PD in preparation for potential combination studies. Data from the SB102 study were reported during the calendar first quarter of 2023. Typical dose-related increases were seen with SON-1010 in the serum using a validated electrochemi-luminescence assay (Meso Scale Diagnostics, LLC (MSD)) after SC administration. Drug levels peaked at about 11 hours with a geometric mean maximum concentration (Cmax) of 29, 68, and 125 pg/mL for the 50, 100, and 150 ng/kg dose groups, respectively (Figure 5). The mean elimination half-life (T½) after the 150 ng/kg dose of SON-1010 was 112 hours, compared to 12 hours for rhIL-12 given SC.

Figure 5: SON-1010 levels were assessed frequently after dosing, then followed on the days indicated for the rest of the SB102 study. The inset shows the same data in more detail for the first week.

Among the cytokine PD responses, the observed increases in IFN-ɣ were most pronounced and were dose-related, controlled, and prolonged. SON-1010 induced IFN-ɣ in all active-drug subjects, which peaked at 24 to 48 hours then returned to baseline after 2 weeks (Figure 6). The IFN-ɣ geomean Cmax was 398, 384, and 666 pg/mL after 50, 100, or 150 ng/kg of SON-1010 respectively, while the AUC0-48h was 6050, 10200, and 14600 h*pg/mL. Linear regression was used to predict the IFN-ɣ Cmax at higher doses, which remains well within the range of safety. Low amounts of IL-10 were induced in a dose-dependent manner, which could also have been in response to the increase in IFN-ɣ. There were small transient increases in IL-6, IL-8, and TNF-α after dosing but no consistent pattern was seen with IL-1β, IL-2, or IL-4, and there was no evidence of cytokine release syndrome (CRS). Safety was consistent with what has been reported previously; adverse events have generally been mild/moderate, transient in nature, and have all been tolerable.

Figure 6: Cytokine levels were assessed frequently after dosing for PD, then followed on the days indicated for the rest of the SB102 study.

SON-1010 has been safe and tolerable at all doses tested to date. Adverse events have generally been mild/moderate and transient in nature, with no study discontinuations for safety reasons. In addition, adverse effects have been less numerous and less intense with subsequent doses. The geomean half-life (T½) of SON-1010 was 113 hours in SB101, compared to 12 hours for recombinant hIL-12 given SC that has been observed in prior studies. Comparison of the PK curves between our two studies suggests that SON-1010 may be targeting tumors, as the FHAB was designed to do. As with the healthy volunteers, cytokine analysis following each dose in the cancer patients revealed a similar controlled and prolonged induction of IFN-γ that peaked at 24 to 48 hours and returned to baseline after 2 to 4 weeks. A small increase in IL-10 was observed with each dose, as expected in response to IFN-γ. There was either minimal or no signal for IL-1β, IL-6, IL-8, or TNF-α and no indication of any potential for cytokine release syndrome (CRS) at these doses.

SON-080 for Chemotherapy Induced Peripheral Neuropathy

Through our pipeline expansion efforts, we have identified IL-6 as a cytokine with important biological properties when delivered as a standalone molecule. Our lead clinical stage asset, SON-080, is the native human version of IL-6 that is also manufactured in Chinese Hamster Ovary (CHO) cells. A previous version of recombinant IL-6 has been studied in Phase 1 and Phase 2 clinical trials in cancer patients with thrombocytopenia and in healthy volunteers. Sonnet’s comparable version will advance to the next stage of development in chemotherapy-induced peripheral neuropathy (CIPN), a common side effect of treatment with antineoplastic agents in cancer. CIPN is a debilitating condition that manifests itself as pain, numbness and tingling in the extremities. It has been reported in as many as 70% of patients undergoing specific cancer regimens and is a leading cause of patients prematurely aborting chemotherapy. In animal experiments designed to replicate the clinical symptoms of CIPN, recombinant IL-6 presented disease-modifying characteristics, including the potential to repair damaged nerves.

Based on the preclinical work, we believe that SON-080 can potentially regenerate damaged nerves, thereby addressing not only the pain-related symptoms, but also the profound discomfort and motor disability CIPN patients often experience. In the nervous system, IL-6 has exhibited neurotrophic-like properties, inducing anti-apoptotic gene expression, protecting neurons from toxic injuries, and promoting nerve regeneration and remyelination. IL-6 has demonstrated the potential to elicit nerve regrowth and to re-establish both normal nerve function (Figure 7) and sensations (Figure 6) in various preclinical models of CIPN induced by cisplatin, taxol, or vincristine. Activity from treatment with SON-080 was also observed in preclinical models of type 2 diabetic neuropathy, outlining the potential for benefit in DPN, and other diseases affecting the nervous system or other organs. This broad activity suggests that the SON-080 mechanism of action might not be restricted to a given class of chemotherapeutic drugs and could elicit a universal neuroprotective-neurorestorative response. Additionally, preclinical data point to the potential of SON-080 to elicit both preventive and curative activity in neuropathies (Figure 8). This introduces the possibility of treating cancer survivors who still suffer from neuropathies, a population representing between 10% and 60% of the 14 million cancer survivors in the US.

Figure 7: Activity of IL-6 on neuropathy induced by taxol or cisplatin in rats measured at the histological (IENFD) or physiological (SNCV) levels.

Figure 8: Data show preventive and curative activity potentiating restoration of normal sensitivity (here, using a behavioral response to hot stimulus in cisplatin-induced peripheral neuropathy).

IL-6 has been studied in Phase 1 and Phase 2 studies in over 200 cancer patients with chemotherapy-induced thrombocytopenia. Trial enrollees received SC doses ranging from 0.25 to 32 µg/kg, either daily or thrice weekly. In these trials, where solid tumor cancers were present in more than 75% of the patients treated, the cumulative doses of IL-6 averaged in the 8000 μg range (122 - 54880 μg), and the mean duration of treatment equaled 28 days. One of the trials covered six chemotherapy cycles, with an IL-6 treatment period extending to 203 days. An exacerbation of either cancer or neuropathy was not observed in any of these trials.

The MTD of SON-080 was determined in four studies by means of cohort dose escalations of sequential IL-6 dose groups utilizing established common toxicity criteria. When administered daily, the MTD following daily SC injection was determined to be between 3 and 8 μg/kg; when given 3 times per week, the MTD was estimated to be > 10 μg/kg. The most clinically relevant toxicities that defined the treatment-limiting dose in these studies were flu-like symptoms and neurocortical toxicity, manifested by somnolence, restlessness, confusion, hallucination, and disorientation. We anticipate using a dose of SON-080 that is 50-fold less than the prior IL-6 MTD and expect a more benign adverse event profile going forward.

These data form the basis for our clinical trials in CIPN, where dosing is expected to be significantly below MTD, as supported by the preclinical studies. For comparison, our target dose will provide a cumulative dose that is 25 times below the mean cumulative dose reached for a similar period of dosing. We also believe that SON-080 has significant potential for treating other neuropathies, including DPN, as well as other diseases of the nervous system, and we are currently evaluating forward development paths for these opportunities. Sonnet initiated an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN in July 2022. The Data Safety Monitoring Board (DSMB) is scheduled to review the initial safety findings after enrollment completes in Part 1, expected during the first calendar calendar quarter of 2024.

SON-080 for Diabetic Peripheral Neuropathy

In addition to our CIPN program with SON-080, our DPN program may, subject to data collected from our planned CIPN studies with SON-080, explore the clinical utility of IL-6 in diabetic peripheral neuropathy (DPN). DPN is currently diagnosed in 50%-80% of the diabetic patient population. According to World Health Organization (WHO) projections, the prevalence of diabetes is estimated to exceed 350 million people in 2030. Neuropathy is progressive and develops over the continuum of diabetes. The condition involves intractable pain with no obvious origin, as well as non-pain-related symptoms such as loss of balance, lack of sensation, and autonomic dysfunctions, among others. These deficits impair quality of life and lead to a reduction of life expectancy. Diabetic foot ulcers are a major cost associated with diabetic medical care and are also directly linked to the development of DPN.

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

Exercise has long been recognized by WHO and caregivers as an effective means of treating and potentially preventing diabetes and several pilot studies have provided evidence to support its role in improving DPN. However, a majority of diabetic patients are physically unable to perform exercise. Regular exercise is known to improve diabetes-associated markers such as HbA1c and glucose homeostasis, to ameliorate heart rate variability and to stimulate recovery of both nerve function and blood flow. Recent evidence demonstrates that IL-6 is released during exercise and mediates some of the beneficial effects of physical activity. Sonnet has completed preclinical work in animal models of DPN in which exogenous administration of IL-6 exhibited restorative activity in epidermal nerve density, nerve function, blood flow, and reactions to painful or disturbing stimuli. In this context, SON-080 may become a future pivotal disease-modifying therapy for the treatment of DPN.

In vitro data on oligodendrocytes or organotypic cultures have shown that IL-6 potentially induces myelin gene expression by Schwann cells or oligodendrocytes (Figure 9).

Figure 9: Illustration of survival (A) and differentiation of oligodendrocytes as assessed by myelin basic protein (MBP), proteolipid protein (PLP) and its spliced variant expression (B).

Valerio et al, Mol Cell Neurosci 21 (2002) 602-615.

Pizzi et al, Mol Cell Neurosci 25 (2004) 301-311.

The neuroprotective activity of IL-6 has been evaluated in various paradigms, including excitotoxicity. As well as protecting neurons, IL-6 potentially promotes axonal regeneration and restoration of functional synapses (Figure 10).

Figure 1011: Axonal regeneration activity in hemi-sectioned slices of the hippocampus (A), with increased expression of growth-associated protein 43 (GAP43) in injured slices but not in normal slices (NL) (B). Axonal regeneration activity across the lesion (C) and functional recovery (D) of suppressed (A) excitatory postsynaptic potential (EPSP).Hakkoum et al, J Neurochem 100 (2007) 747-757.

The activity of IL-6 in preclinical models of DPN has been evaluated by three independent laboratories. This work has shown that IL-6 exhibits positive activity in neuropathy in a dose-dependent manner and may also help restore normal physiological parameters after neuropathy is well established (i.e. four weeks after the induction of diabetes and consequential neuropathy). The beneficial activity is observed on motor (Figure 11A) and sensory (Figure 11B) nerve function (conduction velocity), and behaviorally by measuring thermal (Figure 11C) and tactile (Figure 11D) perceptions. In addition to the direct effects on myelin and axons previously observed in vitro, IL-6 has also been observed to have activity in restoring microvascular blood flow in the nerve in vivo (Figure 11E), which is a major driver of diabetic neuropathies. Histological analyses of nerves in animals receiving preventive treatment with IL-6 during the development of neuropathy suggest that IL-6 exhibits protective activity on myelin and may play a role in preserving nerve fiber integrity, as well as nerve conduction velocity and the perception of sensations.

Figure 11: Curative treatment with IL-6 in rats with established diabetic neuropathy induced by streptozotocin.Cameron et al, Exp Neurol 207 (2007) 23-29.

Beyond the oncology indication, 15 pilot studies totaling 167 subjects, including 27 patients with type 2 diabetes, were conducted by independent academic groups not affiliated with Sonnet to evaluate the role of IL-6 in exercise and metabolism. The peer-reviewed results suggest that low dose IL-6 mimics several beneficial aspects of exercise, including expression of anti-inflammatory molecules, increased lipid metabolism, decreased insulin secretion, and activation of the STAT3 signaling pathway in muscle.

We believe these data provide strong support for the clinical development of IL-6 in DPN. Through its mechanism of action and potential disease modifying activity, low dose IL-6 may offer a therapeutic solution for neuropathic symptoms, as well as for cardiac autonomic neuropathies (CAN), in diabetic patients. We intend to use data collected from our CIPN studies with SON-080 to inform our decision about potential next development steps for SON-080 in DPN. Pursuant to the license agreement the Company entered with New Life of Singapore in May 2021, we and New Life will be jointly responsible for developing SON-080 in DPN, with the objective of initiating an ex-US pilot efficacy study in the second half of 2023.

SON-080: New Life Therapeutics Agreement

In May 2021, we announced the execution of a license agreement, described in detail below (the “New Life Agreement”) which resulted in the out-license of our IL-6 (SON-080) asset for DPN to New Life of Singapore. The licensed territory includes the 10 ASEAN countries of Singapore, Malaysia, Indonesia, Thailand, The Philippines, Cambodia, Brunei, Vietnam, Myanmar, and Lao PDR. In June and July of 2021, we amended the New Life Agreement to make Sonnet BioTherapeutics, CH, SA (rather than Sonnet BioTherapeutics, Inc.) the party to the New Life Agreement (First Amendment) and we also made Sonnet BioTherapeutics, Inc. the Guarantor of performance under the New Life Agreement (Second Amendment), respectively. In addition to the initial $500,000 received by Sonnet upon signing of the LOI in August 2020, an additional $500,000 non-refundable upfront payment was received by Sonnet upon execution of the New Life Agreement. According to the terms of the New Life Agreement, Sonnet could receive a $1 million deferred license fee within 30 days of the achievement of an early commercial sales milestone, a total of up to $19 million in milestone payments and a tiered royalty ranging from 12% to 30% on commercial sales. Sonnet and New Life intend to evaluate the safety data from the CIPN study prior to making a determination about proceeding forward into the clinical study of the DPN indication.

SON-1210

SON-1210, our lead bifunctional construct, combines IL-12 and IL-15 conjugated to FHAB. These cytokines were selected based on synergistic biologic activity. IL-15 acts through its specific receptor, IL15Rα, which is expressed on antigen-presenting dendritic cells (APC), monocytes, and macrophages. In addition to the potential antitumor properties of IL-12 described above, we believe IL-15 can potentially add the following complementary activity:

●	Induce differentiation and proliferation of T, natural killer (NK) , and B cells
●	Enhance cytolytic activity of CD8+ T cells
●	Induce long-lasting CD8+ memory T cells enhancing immune surveillance against cancer for month/years
●	Stimulate differentiation and immunoglobulin synthesis by B cells
●	Induce maturation of dendritic cells
●	Up regulate IL-12β1 receptor expression

We have conducted a number of preclinical studies with the murine version of SON-1210 (mIL12-FHAB-hIL15). Mice injected once with the doses indicated had suppressed tumor growth in the B16F10 melanoma model compared to controls (Figure 12). The combination of IL-12 and IL-15 in cis with FHAB displayed synergistic activity beyond the tumor inhibition seen with mIL12-FHAB (Figure 13). Overall, the reciprocal biologic activity of IL-12 and IL-15 suggests that:

●	IL-12: Increases IL15Rα receptor, IFN-ɣ, NK/T cells, TH1 (tumor killing), and decreases Treg
●	IL-15: Increases IL12β 1 receptor, NK cells, CD8 memory and decreases apoptosis

Figure 12: These data show an enhanced reduction in tumor growth with mIL12-FHAB-hIL15 compared to concomitantly administered, naked mIL-12 and hIL-15 in a mouse model of melanoma.

Figure 13: The combination of IL-12 and IL-15 in cis with FHAB displayed synergistic activity, leading to improved tumor volume reduction versus IL12-FHAB alone in a mouse model of melanoma.

In February 2023, the Company announced the successful completion of two IND-enabling toxicology studies with SON-1210 in NHPs. A NHP non-GLP dose escalation study of SON-1210 was completed in September 2022, and a GLP repeat dose NHP study was completed in the fourth calendar quarter of 2022. cGMP manufacturing for bulk drug is complete, and a lyophilized formulation of drug product was manufactured in early 2023, to support the FIH clinical study. The initial tox material supported the non-GLP study, while the GLP study is being performed on the same lot of GMP drug as intended for the Phase 1 clinical study. The regulatory authorization process for SON-1210 is scheduled to commence pending the outcome of any partnering activity.

Discovery Assets: SON-1410 (IL18-FHAB-IL12) and SON-3015 (Anti-IL6-FHAB-Anti-TGFβ)

In August 2021, we announced the selection of a novel development candidate after completing comparative studies in a mouse melanoma model. The candidate represents Sonnet’s second bifunctional compound integrating IL-12 and IL18 with the company’s FHAB platform. The target indications for SON-1410 will be melanoma and renal cancers.

IL18-FHAB-IL12 showed statistically significant tumor size reduction in a mouse melanoma study compared with the placebo, as well as a dose response. The data demonstrated:

Compound	Day 0, Single Dose Tumor @ 100 mm3	Day 8 Tumor Volume (mm3 +/- SEM), N=8	Day 8 Percentage Tumor Shrinkage
Placebo	NA	1747 +/- 301	-
IL18-FHAB-IL12	1 µg	918 +/- 130	47%
IL18-FHAB-IL12	5 µg	619 +/- 141	65%

A separate mouse study was also performed comparing the selected version of IL18-FHAB-IL12 with two other candidates, GMCSF-FHAB-IL18 and GMCSF-FHAB-IL12. The comparison data indicated significantly greater reduction in tumor volume, along with higher IFN-γ levels and immune cell responses (NK, NKT, Th1, and cytotoxic CD8 T cells) using IL18-FHAB-IL12, compared with GMCSF-FHAB-IL12 or GMCSF-FHAB-IL18. Preclinical development continues for SON-1410 (IL18-FHAB-IL12), where cell line development for GMP application is underway. After some delays in 2023, process development activities will continue into 2024, with the potential to generate a drug suitable for GLP non-clinical studies in NHP’s, and subsequent human studies.

TGF-β/IL-6 biology is a strong predictor of overall survival in cancer, and combined targeting to suppress IL-6 and TGFβ signaling using SON-3015 may represent a promising strategy for treating tumor and bone metastases. TGFβ is released from degraded bone, and enhances IL-6 production, contributing to the vicious circle of bone metastasis. High FcRn expression in the bone environment would result in accumulation in the bone of the dual construct anti-IL6-FHAB-anti-TGFβ, thereby potentially inhibiting or blocking bone metastases. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

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

With respect to our lead product candidate, SON-080, we are aware of other companies developing products to treat CIPN, including but not limited to Aphios Corporation, Asahi Kasei Corporation, MundiPharma EDO and Regenacy Pharmaceuticals, Inc; however, we believe we are the only company studying the use of a disease-modifying cytokine for the indication.

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

With respect to our earlier stage pipeline FHAB product candidates SON-1210, SON-2014 and SON-3105, we are not aware of any other competing companies working on these specific bifunctional programs.

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

To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the one of the CDMOs with whom we currently work has increased their scale of production, and is building a cGMP manufacturing site in the United States, available by Q3, 2024. The landscape for CDMOs is strong and there are multiple potential sources for contract manufacturing. We have not yet engaged alternate suppliers since our current CDMO is able to scale production and continues to successfully manufacture Sonnet’s pipeline. Our relationships with CDMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

License and Other Commercial Arrangements

Janssen Pharmaceuticals (Johnson & Johnson)

In October 2022, Sonnet announced a collaboration agreement with Janssen Biotech, Inc. (Janssen), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, where in vitro and in vivo efficacy of SON-1010 (IL12-FHAB), SON-1210 (IL12-FHAB-IL15) and SON-1410 (IL18-FHAB-IL12) will be evaluated in combination with certain Janssen proprietary cell therapy assets. The agreement was facilitated by Johnson & Johnson Innovation. Under the terms of the agreement, Sonnet shall supply the three referenced compounds for use in head-to-head in vitro and in vivo efficacy studies. If successful and subject to provisions of the agreement, Janssen could exercise its option and Sonnet could then seek a license and/or an expanded collaboration.

Roche

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

XOMA

Sonnet (as successor-in-interest to Oncobiologics, Inc. (“Oncobiologics”), after Oncobiologics spun-off certain assets into Sonnet and concurrently distributed all of its shares in Sonnet on a pro rata basis to Oncobiologics’s stockholders on April 6, 2015) and XOMA (US) LLC (“XOMA”) are party to a Discovery Collaboration Agreement, dated July 23, 2012 and an Amendment of Discovery Collaboration Agreement, dated May 7, 2019 (together, the “Collaboration Agreement”) pursuant to which XOMA granted to Sonnet a non-exclusive, non-transferrable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder (each, a “Product”). Sonnet is obligated to make contingent milestone payments to XOMA totaling $3.75 million on a Product-by-Product basis upon the achievement of certain development and approval milestones related to a Product. To that point, the next projected clinical development milestone of $750K is expected to be initiation of enrollment of a Product (i.e., SON-1010) in a Phase 2 Trial. Sonnet has also agreed to pay XOMA low single-digit royalties on net sales of Products sold by Sonnet. Royalties on each Product are payable on a country-by-country basis until the later of (i) a specified period of time after the First Commercial Sale (as defined in the Collaboration Agreement), and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. In addition, Sonnet has the right to reduce the rate of the royalty on a Product-by-Product basis by paying XOMA a specified amount. The Collaboration Agreement may be terminated by either party for cause and contains customary indemnification provisions.

ARES

On August 28, 2015, Relief, now a wholly owned subsidiary of Sonnet, signed a License Agreement (the “ARES License Agreement”) with Ares Trading, a wholly owned subsidiary of Merck KGaA (“ARES”). Under the terms of the ARES License Agreement, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products (each, a “Product”) using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Three patents are included in the ARES License Agreement that protect the use of Atexakin to treat i) diabetic neuropathy, ii) chemotherapy-induced peripheral neuropathy and iii) vascular complications.

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

The Ares License Agreement was amended effective November 1, 2021, in order to clarify the application of some of the terms and conditions contained therein related to sublicensing. In particular:

●	Sonnet is now authorized to grant sublicenses to third parties without the prior written consent of ARES, providing that the financial condition of any such sublicenses reflects fair market value as determined by Sonnet in good faith.
●	Because the initial conditions by which Sonnet would remunerate ARES out of Sublicensing Receipts were unclear, the ARES License Agreement was clarified such that Sonnet will now have to pay ARES a percentage of all Sublicensing Receipts in case the relevant sublicense agreement is signed before or after completion of the first Phase 1 clinical trial (as opposed to payment only in case the relevant sublicense agreement is signed after completion of the first Phase 1 clinical trial, as was set in the original ARES License Agreement).
●	It was agreed that the foregoing clarification would only apply to future sublicensing agreements, and with respect to the royalties (but not the milestone payments) that may be generated from the New Life Agreement.

Intellectual Property

With respect to our patent portfolio, we have four issued patents (U.S., Japan, New Zealand and Russia), and we have filed patent applications directed to numerous fusion proteins that include the Fully Human Albumin Binding domain (FHAB). If granted, the resulting patents would expire on dates ranging from 2038 to 2041, subject to patent term extensions under certain circumstances. The patent application filings include:

● National filings corresponding to WO/2018/151868 - This application is directed to fully human “Albumin Binding Domain (FHAB) Fusion Proteins,” including fusion proteins with scFv’s (e.g., anti-TGFβ, PD-L1, TNF, IL-1, IL-6, IL-8, etc.), fusion proteins with cytokines (e.g., IL-2-FHAB, IL-12-FHAB, IL-15-FHAB, IL-7-FHAB, etc.) and combinations of two cytokines, such as IL-12-FHAB-IL-15, GM-CSF-FHAB-IL-18, and IL-18-FHAB-IL-12; and methods of treatments using such FHAB fusion proteins. A patent was issued in the United States on June 8, 2021, as U.S. Patent No. 11,028,166. A patent was issued in Japan on December 23, 2022, as Japanese Patent No. 7200138. A patent was issued in Russia on December 21, 2022, as Russian Patent No. 2786444. A patent was issued in New Zealand on October 3, 2023, as New Zealand Patent No. 756674. U.S. Patent No. 11,028,166 is currently estimated to expire on March 26, 2039, while Japanese Patent No. 7200138, Russian Patent No. 2786444, and New Zealand Patent No. 756674 are estimated to expire on February 20, 2038. Applications are also pending in Australia, Brazil, Canada, China, Europe, Hong Kong, and India. Continuation and divisional applications are pending in the United States and Japan, respectively.

● U.S. Patent No. 11,028,166 and the PCT patent application (PCT/US2018/00085), titled “Albumin Binding Domain Fusion Proteins” originally received an application filing date of February 20, 2018, which is four days after the one-year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which both the U.S. patent and the PCT patent application claim a priority benefit. A request to restore the priority benefit to the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 was granted for the U.S. patent and PCT patent application. Subsequently, national phase patent applications were filed from the PCT patent application in Australia, Brazil, Canada, China, Europe, India, Japan, New Zealand and Russia. However, due to differences in the patent laws in these jurisdictions, the priority claims to U.S. 62/459,975 and U.S. 62/459,981 have thus far only been accepted in Australia, Europe, India, Japan, New Zealand, and Russia.

● US provisional application directed to anti-IL6-FHAB fusion proteins, including anti-IL6-FHAB, anti-IL6-FHAB-anti-TGFβ, and anti-IL6-FHAB-anti-IL8 fusion proteins; and methods of treatments using such fusion proteins was re-filed as US 63/245,702 on September 22, 2021. However, due in large part to scientific challenges, the supportive data was not obtained within the one-year period after filing the provisional patent, and therefore, the patent was abandoned.

● US provisional application directed to Antigen/Albumin Binding Domain Conjugates, and methods of treatments using such conjugates was re-filed as US 63/187,278 on May 11, 2021. Data in support of the provisional patent claims was not generated, and therefore, this patent was abandoned.

● US provisional application directed to Method of Treating Age-Related Frailty with Interleukin-6 filed June 4, 2021, as Application no. 63/197,097 and converted to a PCT patent on June 3, 2022.

● US provisional application directed to Antibody-Based Drug Conjugates filed December 7, 2021, as Application no. 63/286,996. This provisional patent was abandoned due to insufficient supportive data within the one-year timeframe.

● US provisional application directed to IL-12-Albumin-Binding Domain Fusion Protein Formulations and Methods of Use Thereof filed on May 27, 2022, as Application no. 63/346,368. This provisional patent was converted to a PCT application (PCT/US2023/067566) on May 26, 2023.

● US provisional application directed to Low Dose IL-6 Formulations and Methods of Use Thereof filed on March 14, 2023, as Application no. 63/490,202.

● US provisional application directed to Low Dose IL-6 Formulations and Methods of Use Thereof filed on September 30, 2022, as Application no. 63/377,971. This provisional patent was converted to a PCT application (PCT/US2023/075593) on September 29, 2023.

● US provisional application directed to Methods for the Treatment of Cancer with Recombinant IL-12 Albumin Binding Domain Fusion Proteins filed on November 2, 2022, as Application no. 63/421,846. This provisional patent was converted to a PCT application (PCT/US2023/078366) on November 1, 2023.

With respect to our trademark portfolio, we received international registrational approval with the World Intellectual Property Office (WIPO) for the Sonnet BioTherapeutics and FHAB marks, each having an Effective Date of Sept. 17, 2020. Further, both marks were published by the European Union Intellectual Property Office (EUIPO), having Effective Dates of Nov. 30, 2020 and Dec. 6, 2020, respectively. In 2021, the USPTO issued Notices of Allowance for both marks, indicating that both applications have successfully completed the opposition period and have matured to registration with the submission acceptable Statements of Use. To that end, the USPTO issued a Notice of Allowance of the Statement of Use for each of the Sonnet BioTherapeutics and FHAB applications and the Sonnet BioTherapeutics mark already received a Certificate of Registration under Registration no. 6,790,475.

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

Employees

As of September 30, 2023, we had 12 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of its business.

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

In addition, in connection with and prior to the Merger, on April 1, 2020, Sonnet completed its acquisition of the global development rights for Atexakin Alfa (low dose formulation of Interleukin-6, IL-6, now “SON-080”) from Relief Therapeutics Holding SA (“Relief Holding”) through its acquisition of Relief Holding’s wholly-owned subsidiary, Relief Therapeutics SA (“Relief”), in exchange for the issuance to Relief Holding of shares of Sonnet common stock that converted into an aggregate of 2,460 shares of Company common stock in the Merger.

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

Summary of Risk Factors

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
●	We will need significant additional capital, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	We are substantially dependent on the success of our internal development programs and our product pipeline candidates may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at a very early stage in our development efforts, our product candidates represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	For certain product candidates, we may depend on development and commercialization collaborators to develop and conduct clinical trials with, obtain regulatory approvals for, and if approved, market and sell product candidates. If such collaborators fail to perform as expected, the potential for us to generate future revenue from such product candidates would be significantly reduced and our business would be harmed.
●	We will rely on third parties, including independent clinical investigators and CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	We expect to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Our net losses for the years ended September 30, 2023 and 2022 were $18.8 million and $29.7 million, respectively. As of September 30, 2023, we had an accumulated deficit of $110.2 million.

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

We have incurred recurring losses and negative cash flows from operations activities since inception and we expect to generate losses and negative cash flows from operations for the foreseeable future primarily due to research and development costs for our potential product candidates. As of September 30, 2023, we had cash of $2.3 million and stockholders’ deficit of $0.2 million. We believe our cash at September 30, 2023, together with the $4.1 million in net proceeds received from our public offering of common stock and warrants on October 24, 2023, will fund our projected operations into March 2024. We also expect to receive a $0.8 million net cash refund from the research and development tax incentive program in Australia (see Note 2 to the consolidated financial statements) and recently received preliminary approval of our application to sell up to $4.8 million of our New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program, subject to execution of such sale (see Note 10 to the consolidated financial statements). Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, for the years ended September 30, 2023 and 2022, we used $21.3 million and $27.8 million, respectively, in net cash for our operating activities, substantially all of which related to research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, as a result of the Merger, we will continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of COVID-19 and have closed non-essential businesses, though such restrictions have currently lapsed in most cases. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

In particular, manufacturing of our pipeline products (other than SON-1010) was delayed by COVID-19 related supply chain issues, specifically supply of raw materials, including media, resins, and analytical kits, compounded by international shipping delays. However, COVID-19 is not currently impacting our business.

While the potential economic impact brought by, and the duration of, COVID-19 or the widespread outbreak of any other communicable disease may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or any other communicable disease could materially affect our business and the value of our common shares.

An outbreak may also affect the ability of our staff and the parties we work with to carry out our non-clinical, clinical, and drug manufacturing activities. We rely or may in the future rely on clinical sites, investigators and other study staff, consultants, independent contractors, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials. We also rely or may in the future rely on consultants, independent contractors, contract manufacturing organizations, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our API production, formulation, and drug manufacturing activities. A widespread pandemic would affect the ability of any of these external people, organizations, or companies to devote sufficient time and resources to our programs or to travel to perform work for us.

Potential negative impacts of the COVID-19 outbreak or the widespread outbreak of any other communicable disease on the conduct of current or future clinical studies include delays in gaining feedback from regulatory agencies, starting new clinical studies, and recruiting subjects to studies that are enrolling. The potential negative impacts also include inability to have study visits at study sites, incomplete collection of safety and efficacy data, and higher rates of drop-out of subjects from ongoing studies, delays in site entry of study data into the data base, delays in monitoring of study data because of restricted physical access to study sites, delays in site responses to queries, delays in data-base lock, delays in data analyses, delays in time to top-line data, and delays in completing study reports. New or worsening COVID-19 (or any other communicable disease) disruptions or restrictions could have the potential to further negatively impact our non-clinical studies, clinical trials, and drug manufacturing activities.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of December 11, 2023, our intellectual property portfolio includes 19 total pending patent applications and issued patents, inclusive of 1 issued patent in the U.S., 1 Decision to Grant in each of Japan, Russia and New Zealand, and 9 PCT applications within the 5007 patent family - also, 6 pending provisional applications covering formulations, manufacturing processes and methods of use.

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

As of September 30, 2023, we had about 12 full-time employees. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our business. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Holders

As of December 11, 2023, we had 76 holders of record of our common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. This MD&A may contain forward-looking statements that involve risks and uncertainties. For a discussion on forward-looking statements, see the information set forth above under the caption “Special Note Regarding Forward-Looking Statements,” which information is incorporated herein by reference.

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin for transport to target tissues. We designed the construct to improve drug accumulation in specific tissues, as well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation, thereby reducing the risk of immunogenicity. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Our lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023.

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SB221. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (MTD) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (RP2D). Part 2 of the study will then investigate SON-1010 monotherapy, its use in combination with atezolizumab, or the standard of care (SOC) for PROC in a randomized comparison to show proof-of-concept (POC).

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. Enrollment of the first portion of the SB211 study in chemotherapy-induced peripheral neuropathy (CIPN) is nearing completion, which should position the DSMB to complete its review of the preliminary safety data during the first calendar quarter of 2024. Pursuant to a license agreement we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study, once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), our lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. We are prepared to initiate the regulatory authorization process for SON-1210, pending the outcome of any partnering activity.

SON-1410 (IL18-FHAB-IL12) is a bi-specific combination of Interleukin 18 (“IL-18”) and IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2023, activities will continue into 2024 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $18.8 million and $29.7 million for the years ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had cash of $2.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis or raise additional capital or enter into collaboration or license agreements, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate operations.

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

Results of Operations

Comparison of the Years Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the years ended September 30, 2023 and 2022:

	Years ended September 30,
	2023	2022	Change
Collaboration revenue	$147,805	$349,943	$(202,138)
Operating expenses:
Research and development	11,814,690	21,444,019	$(9,629,329)
General and administrative	7,125,732	8,575,283	(1,449,551)
Total operating expense	18,940,422	30,019,302	(11,078,880)
Loss from operations	(18,8792,617)	(29,669,359)	10,876,742
Foreign exchange loss	(40,077)	(52,482)	12,405
Net loss	$(18,832,694)	$(29,721,841)	$10,889,147

Collaboration Revenue

We recognized $0.1 million of revenue related to the New Life Agreement during the year ended September 30, 2023 compared to $0.3 million during the year ended September 30, 2022. The decrease of $0.2 million was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $11.8 million for the year ended September 30, 2023, compared to $21.4 million for the year ended September 30, 2022. The decrease of $9.6 million was primarily due to the establishment of cost savings by transitioning product development activities to cost advantaged locations such as India and Australia, by reducing expenditures on tertiary programs such as SON-3015, which has been placed on a development hold, and suspending antiviral development related to SON-1010, as well as a decrease in share-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the year ended September 30, 2023, compared to $8.6 million for the year ended September 30, 2022. The decrease of $1.5 million relates primarily to a decrease in share-based compensation, legal and business development expenses, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential.

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

We have incurred net losses of $18.8 million and $29.7 million for the years ended September 30, 2023 and 2022, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash at September 30, 2023, together with the $4.1 million in net proceeds received from our public offering of common stock and warrants on October 24, 2023, will fund our projected operations into March 2024. We also expect to receive a $0.8 million net cash refund from the research and development tax incentive program in Australia (see Note 2 to the consolidated financial statements) and recently received preliminary approval of our application to sell up to $4.8 million of our New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program, subject to execution of such sale (see Note 10 to the consolidated financial statements). Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended September 30,
	2023	2022
Net cash used in operating activities	$(21,341,842)	$(27,773,528)
Net cash used in investing activities	(443,250)	(810,227)
Net cash provided by financing activities	21,006,472	4,014,567
Net decrease in cash	$(778,620)	$(24,569,188)

Operating Activities

During the year ended September 30, 2023, we used $21.3 million of cash in operating activities which was primarily attributable to our net loss of $18.8 million, a $0.5 million net increase in prepaid expenses and other assets primarily due to cash outflows for research and development activities and a $2.4 million net decrease in accounts payable and accrued expenses primarily due to the decrease in research and development expenses, offset by $0.3 million in acquired in-process research and development and $0.2 million in share-based compensation expense.

During the year ended September 30, 2022, we used $27.8 million of cash in operating activities which was primarily attributable to our net loss of $29.7 million. This amount was offset by $0.9 million of share-based compensation expense and $1.0 million of acquired in-process research and development, and a $0.1 million net decrease in operating assets and liabilities.

Investing Activities

During the year ended September 30, 2023, we used $0.4 million of cash in investing activities for the purchase of acquired in-process research and development.

During the year ended September 30, 2022, we used $0.8 million of cash in investing activities for the purchase of acquired in-process research and development.

Financing Activities

During the year ended September 30, 2023, net cash provided by financing activities was $21.0 million, consisting primarily of net proceeds from the sale of common stock under an at-the-market facility and through and underwritten public offering and a registered direct offering.

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

February 2023 Offering

On February 10, 2023, we closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for net proceeds of $13.6 million through the issuance and sale of 530,222 shares of our common stock and, to certain investors, pre-funded warrants to purchase 101,090 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 1,262,618 shares of our common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $23.76 and the public offering price of each pre-funded warrant and accompanying common warrant was $23.7578. The common warrants are immediately exercisable at a price of $23.76 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0022 per share of common stock. In addition, warrants to purchase 44,190 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $29.70 per share and expire five years from the date of issuance.

June 2023 Offering

On June 30, 2023, we closed a registered direct offering of common stock (and common stock equivalents in lieu thereof) and a concurrent private placement of certain common stock warrants through Chardan Capital Markets, LLC as placement agent, for net proceeds of $1.9 million through the issuance and sale of 166,363 shares of our common stock and, to certain investors, pre-funded warrants to purchase 60,909 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 227,272 shares of our common stock (the “June Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $9.90. The common stock warrants are exercisable beginning December 30, 2023 at a price of $14.8478 per share of common stock, expire three and half years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0022 per share of common stock. In addition, warrants to purchase 6,818 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants have an exercise price of $14.8478 per share and expire three and a half years from the date of issuance.

October 2023 Offering

On October 26, 2023, we closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $4.1 million through the issuance and sale of 1,306,250 shares of our common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of our common stock (the “October Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants are immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

At-the-Market Offering of Common Stock

We entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, we may offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to us, we filed prospectus supplements for the sale of shares of our common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the year ended September 30, 2023, we sold an aggregate of 136,701 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $5.8 million and net proceeds of $5.4 million. As of September 30, 2023, there are no registered shares remaining to be sold under the 2022 Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$93,614	$143,703	$—	$—	$237,317
Total	$93,614	$143,703	$—	$—	$237,317

(1) Reflects obligations pursuant to our office lease in Princeton, New Jersey.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of September 30, 2023, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonnet BioTherapeutics Holdings, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Prepaid development expenses and accrued research and development expense

As discussed in Notes 2 and 3 to the consolidated financial statements, research and development costs are expensed as incurred, which include amounts due to third parties for research, development, and manufacturing services. At the end of each reporting period, the Company compares the payments made to third-party service providers to the estimated progress towards completion of the related project, based on the measure of progress as defined in the contract. Factors the Company considers in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of its service providers. Depending on the timing of payments to the third-party service providers and the progress the Company estimates has been made as a result of the services provided, the Company will record a prepaid expense or accrued liability related to these costs. As of September 30, 2023, the Company reported prepaid expenses and other current assets of $1.7 million, a portion of which related to these costs, and accrued research and development expenses of $0.9 million.

We identified the evaluation of certain prepaid and accrued research and development expenses for third- party service providers as a critical audit matter. Evaluating the estimated progress toward completion of research and development projects, including the factors described above, required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. To evaluate the Company’s estimate of costs incurred as of September 30, 2023, for a selection of prepaid and accrued research and development expenses, we (1) examined the provisions in the contracts, invoices and communications received from third party service providers related to the project status; (2) sent confirmations to the third-party service providers; and (3) inquired of the individuals who are responsible for monitoring and tracking the status of research and development activities

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania
December 14, 2023

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,274,259	$3,052,879
Prepaid expenses and other current assets	1,677,396	1,643,743
Incentive tax receivable	786,574	717,305
Total current assets	4,738,229	5,413,927
Property and equipment, net	33,366	46,211
Operating lease right-of-use asset	193,689	256,594
Deferred offering costs	49,988	113,280
Other assets	414,206	—
Total assets	$5,429,478	$5,830,012
Liabilities and stockholders’ deficit
Current liabilities:
Related party notes	$—	$748
Accounts payable	2,201,999	4,752,340
Accrued expenses and other current liabilities	3,230,922	3,193,972
Current portion of operating lease liability	73,048	51,328
Deferred income	18,626	166,431
Total current liabilities	5,524,595	8,164,819
Operating lease liability, net of current portion	130,863	203,912
Total liabilities	5,655,458	8,368,731
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Common stock, $0.0001 par value: 125,000,000 shares authorized; 1,750,426 and 251,955 issued and outstanding at September 30, 2023 and 2022, respectively	175	25
Additional paid-in capital	110,017,598	88,872,315
Accumulated deficit	(110,243,753)	(91,411,059)
Total stockholders’ deficit	(225,980)	(2,538,719)
Total liabilities and stockholders’ deficit	$5,429,478	$5,830,012

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

	Years ended September 30,
	2023	2022
Collaboration revenue	$147,805	$349,943
Operating expenses:
Research and development	11,814,690	21,444,019
General and administrative	7,125,732	8,575,283
Total operating expense	18,940,422	30,019,302
Loss from operations	(18,792,617)	(29,669,359)

Foreign exchange loss	(40,077)	(52,482)
Net loss	$(18,832,694)	$(29,721,841)
Per share information:
Net loss per share, basic and diluted	$(18.14)	$(150.52)
Weighted average shares outstanding, basic and diluted	$1,038,188	$197,462

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at October 1, 2021	—	$—	195,579	$19	$83,949,046	$(61,689,218)	$22,259,847
Sale of preferred stock and common stock warrants, net of issuance costs	22,500	1,540,640	—	—	597,574	—	2,138,214
Conversion of preferred stock into common stock	(22,500)	(1,540,640)	25,101	3	1,540,637	—	—
Sale of common stock, net of issuance costs	—	—	30,206	3	1,908,690	—	1,908,693
Issuance of common stock on vesting of restricted stock units	—	—	1,087	—	—	—	—
Share-based compensation	—	—	—	—	876,368	—	876,368
Net loss	—	—	—	—	—	(29,721,841)	(29,721,841)
Balance at September 30, 2022	—	—	251,973	25	88,872,315	(91,411,059)	(2,538,719)
Sale of common stock, net of issuance costs	—	—	833,287	83	20,895,875	—	20,895,958
Net share settlement of warrants	—	—	519,492	52	(52)	—	—
Issuance of common stock on vesting of restricted stock units	—	—	7,676	1	(1)	—	—
Exercise of warrants	—	—	137,998	14	835	—	849
Share-based compensation	—	—	—	—	248,626	—	248,626
Net loss	—	—	—	—	—	(18,832,694)	(18,832,694)
Balance at September 30, 2023	—	$—	1,750,426	$175	$110,017,598	$(110,243,753)	$(225,980)

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

	Years ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,832,694)	$(29,721,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	282,000	971,477
Depreciation	12,845	12,845
Amortization of operating lease right-of-use asset	62,905	80,412
Share-based compensation	248,626	876,368
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(33,653)	(454,269)
Income tax receivable	(69,269)	(717,305)
Other assets	(414,206)	—
Accounts payable	(2,631,215)	971,041
Accrued expenses and other current liabilities	231,953	641,372
Operating lease liability	(51,329)	(83,685)
Deferred income	(147,805)	(349,943)
Net cash used in operating activities	(21,341,842)	(27,773,528)
Cash flows from investing activities:
Purchases of in-process research and development	(443,250)	(810,227)
Net cash used in investing activities	(443,250)	(810,227)
Cash flows from financing activities:
Proceeds from sale of preferred stock and common stock warrants, net of issuance costs	—	2,172,649
Proceeds from sale of common stock, net of issuance costs	21,006,371	1,841,918
Proceeds from exercise of warrants, net of issuance costs	849	—
Repayments of related party notes	(748)	—
Net cash provided by financing activities	21,006,472	4,014,567

Net decrease in cash	(778,620)	(24,569,188)
Cash, beginning of year	3,052,879	27,622,067
Cash, end of year	$2,274,259	$3,052,879

Supplemental disclosure of non-cash operating, investing and financing activities:
Change in operating lease right-of-use asset and liability due to amended lease	$—	$213,793
Deferred offering costs charged against proceeds from sale of common stock	$32,340	$—
Deferred offering costs in accounts payable and accrued expenses	$49,988	$80,940
Net settlement of warrants	$52	$—
In-process research and development in accrued expenses	$—	$161,250
Common stock issuance costs in accounts payable and accrued expenses	$78,073	$—

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues.

Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet is pursuing clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023.

In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SB221. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (MTD) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (RP2D). Part 2 of the study will then investigate SON-1010 monotherapy, its use in combination with atezolizumab, or the standard of care (SOC) for PROC in a randomized comparison to show proof-of-concept (POC).

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN during the third quarter of 2022. The Data Safety Monitoring Board (“DSMB”) overseeing the study is expected to meet during the first calendar quarter of 2024. Following the completion of the DSMB review, Sonnet anticipates announcing initial safety data from the CIPN study. Pursuant to a license agreement the Company entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bi-specific construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, the Company announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. Sonnet is prepared to initiate the regulatory authorization process for SON-1210 pending the outcome of any partnering activity.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

SON-1410 (IL18-FHAB-IL12) is a bi-specific combination of Interleukin 18 (“IL-18”) and IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2023, activities will continue into 2024 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

The Company has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bi-specific drug has been generated and is being stored for future use in in vivo mice studies. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $2.3 million at September 30, 2023, in addition to the $4.1 million in net proceeds received from the October Offering described below, will fund the Company’s projected operations into March 2024. The Company also expects to receive a $0.8 million net cash refund from the research and development tax incentive program in Australia (see Note 2) and recently received preliminary approval of its application to sell up to $4.8 million of its New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program (the “Program”), subject to execution of such sale (see Note 10). Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 26, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $4.1 million through the issuance and sale of 1,306,250 shares of its common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of its common stock (the “October Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants are immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

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

Operations since inception have consisted primarily of organizing the Company, securing financing, developing technologies through research and development and conducting preclinical studies. The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management.

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

f. Fair value of financial instruments

Management believes that the carrying amounts of the Company’s financial instruments, including accounts payable, approximate fair value due to the short-term nature of those instruments.

g. Property and equipment

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

h. Impairment of long-lived assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. There were no impairment charges recorded during the fiscal years ended September 30, 2023 and 2022.

i. Deferred offering costs

Legal and other costs incurred in relation to equity offerings are capitalized as deferred offering costs and charged against the proceeds from equity offerings when received. If a financing is abandoned, deferred offering costs are expensed. As of September 30, 2023, the Company had $49,988 in deferred offering costs associated with the October Offering. As of September 30, 2022, the Company had $0.1 million in deferred offering costs associated with the 2022 Sales Agreement (see Note 7).

j. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of both September 30, 2023 and 2022, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.8 million. For each of the years ended September 30, 2023 and 2022, $0.8 million for the expected net cash refund related to the tax incentive program was included in research and development expenses. In January 2023, the Company received $1.1 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2022. In April 2023, the Company refunded the Australian government for $0.2 million due to new information on the Company’s clinical trial studies.

k. Collaboration revenue

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

l. Research and development expense

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

m. Foreign currency

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the foreign exchange loss line item in the consolidated statements of operations.

n. Share-based compensation

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

o. Income taxes

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

p. Reverse stock split

On August 31, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for -22 reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of the reverse stock split, every 22 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

q. Net loss per share

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	September 30,
	2023	2022
Common stock warrants August 2021	128,500	128,500
Underwriter warrants August 2021	2,287	2,287
Private warrants	—	332
Chanticleer warrants	57	57
Series C warrants	36,778	36,778
Series 3 warrants	12,548	12,548
Unvested restricted stock units and awards	2,326	2,162
Common stock warrants February 2023	271,883	—
Underwriter warrants February 2023	44,190	—
Common stock private placement warrants June 2023	227,272	—
Placement agent warrants June 2023	6,818	—
	732,659	182,664

r. Recent accounting pronouncements

Recently adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The adoption of ASU 2021-04 on October 1, 2022 did not have any impact on the consolidated financial statements.

In November 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, or ASU 2021-10, which improves the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after 15 December 2021. The adoption of the guidance on October 1, 2022 did not have a material impact on our consolidated financial statements.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,
	2023	2022
Compensation and benefits	$2,091,196	$1,218,530
Research and development	913,145	1,593,922
Professional fees	224,031	378,890
Other	2,550	2,630
	$3,230,922	$3,193,972

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

The components of lease expense for the years ended September 30, 2023 and 2022 are as follows:

Lease expense	2023	2022
Operating lease expense	$90,837	$94,828
Variable lease expense	5,978	5,339
Total lease cost	$96,815	$100,167

At September 30, 2023, the weighted average remaining lease term was 2.6 years and the weighted average discount rate was 12%.

Cash flow information related to operating leases for the years ended September 30, 2023 and 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$79,259	$98,101

Future minimum lease payments under non-cancellable leases at September 30, 2023 are as follows:

Fiscal year
2024	$93,614
2025	95,487
2026	48,216
Total undiscounted lease payments	237,317
Less: imputed interest	(33,406)
Total lease liabilities	$203,911

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development and included as research and development expenses in the consolidated statement of operations for the year ended September 30, 2022. No license fees were incurred during the year ended September 30, 2023.

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

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fees which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022. No license fees were incurred during the year ended September 30, 2023.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. The Company incurred $12,000 and $0.2 million in license fees during the years ended September 30, 2023 and 2022, respectively, which were recorded as acquired in-process research and development and included in research and development expenses in the consolidated statements of operations.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of September 30, 2023). The Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022. No license fees were incurred for the year ended September 30, 2023.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company incurred a $24,600 license fee upon obtaining the license. The Company is obligated to make contingent milestone payments to ProteoNic totaling up to €1.2 million (approximately $1.3 million as of September 30, 2023) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement. The Company incurred a $24,600 license fee which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022. No license fees were incurred during the year ended September 30, 2023.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2022. The Company is obligated to make contingent milestone payments to Navigo, as amended in March 2023, totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. Certain evaluation milestones were achieved in 2023, totaling $0.3 million in license fees, which were recorded as acquired in-process research and development and included as research and development expenses in the consolidated statement of operations for the year ended September 30, 2023.

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

Revenue recognition

The Company first assessed the New Life Agreement under ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether the New Life Agreement or units of accounts within the New Life Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”), to evaluate the appropriate accounting for the collaborative arrangement with New Life. In accordance with this guidance, the Company identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The options to expand the CIPN Field and territory as well as the future supply agreement represent optional purchases, which are accounted for as separate contracts. The Company evaluated these separate contracts and did not identify any material right to be present. The Company determined that License and the R&D services are not distinct from each other and therefore combined these material promises into a single performance obligation.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $0.1 million and $0.3 million of collaboration revenue for the years ended September 30, 2023 and 2022, respectively.

7. Stockholders’ Deficit

2023 events

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company could offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company, the Company filed prospectus supplements for the sale of shares of its common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the year ended September 30, 2023, the Company sold an aggregate of 136,702 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $5.7 million and net proceeds of $5.5 million. There are no registered shares remaining to be sold under the 2022 Sales Agreement.

On February 10, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for gross proceeds of $15.0 million and net proceeds of $13.6 million through the issuance and sale of 530,222 shares of its common stock and, to certain investors, pre-funded warrants to purchase 101,090 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 1,262,618 shares of its common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $23.76 and the public offering price of each pre-funded warrant and accompanying common warrant was $23.7578.

The common stock warrants are immediately exercisable at a price of $23.76 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0022 per share of common stock.

In addition, warrants to purchase 44,190 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $29.70 per share and expire five years from the date of issuance.

On June 30, 2023, the Company closed a registered direct offering of common stock (and common stock equivalents in lieu thereof) and a concurrent private placement of certain common stock warrants through Chardan Capital Markets, LLC as placement agent, for gross proceeds of $2.3 million and net proceeds of $1.9 million through the issuance and sale of 166,363 shares of its common stock and, to certain investors, pre-funded warrants to purchase 60,909 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 227,272 shares of its common stock (the “June Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $9.90.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The common stock warrants are exercisable beginning December 30, 2023 at a price of $14.8478 per share of common stock, expire three and half years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0022 per share of common stock. All of the pre-funded warrants have been exercised.

In addition, warrants to purchase 6,818 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants have an exercise price of $14.8478 per share and expire three and a half years from the date of issuance.

2022 events

In August 2022, the Company entered into a securities purchase agreement (the “Preferred SPA”) with several accredited investors for the issuance and sale of (i) an aggregate of 22,275 shares of its Series 3 Convertible Preferred Stock, stated value $100 per share, (ii) 225 shares of its Series 4 Convertible Preferred Stock, stated value $100 per share, and (iii) Series 3 warrants to purchase up to 12,548 shares of its common stock in a private placement for aggregate gross proceeds of $2.3 million, with $0.1 million of issuance costs for net proceeds of $2.1 million. The shares of Series 3 Convertible Preferred Stock were convertible into an aggregate of 24,850 shares of common stock of the Company and the shares of Series 4 Convertible Preferred Stock were convertible into an aggregate of 251 shares of common stock of the Company, in each case, at a conversion price of $89.628 per share. The Series 3 Warrants have an exercise price of $89.628 per share, are exercisable commencing six months after issuance, and will expire five years from the issuance date. The net proceeds from the private placement were allocated to the Series 3 Convertible Preferred Stock, Series 4 Convertible Preferred Stock and Series 3 warrants based on their relative fair values.

The shares of the Series 3 and Series 4 Convertible Preferred Stock had no voting rights other than the right to vote with common stockholders, as a single class, on a proposed amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse split of the outstanding shares of common stock. Each share of Series 3 Convertible Preferred Stock was entitled to vote on an as-converted basis, and each share of Series 4 Convertible Preferred Stock was entitled to 811,688 votes per share, provided that the Series 4 Convertible Preferred Stock be automatically voted in the same proportions as the shares of common stock and Series 3 Convertible Preferred Stock on the reverse split proposal. The shares of the Series 3 and Series 4 Convertible Preferred Stock were convertible at the option of the holder at any time following the effective date of a reverse split of the Company’s outstanding common stock. In addition, the Company could elect mandatory conversion on the date of the reverse stock split or the Company could force conversion of all or a part of the Series 3 and Series 4 Convertible Preferred Stock at any time after 120 days following the issuance of the preferred stock, in either case provided certain equity conditions were met.

The private placement closed on August 15, 2022, and the stockholders voted to approve a 1-for-14 reverse stock split on September 15, 2022. The Series 3 and Series 4 Convertible Preferred Stock were converted to 25,101 shares of common stock on September 30, 2022. As of September 30, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

During the year ended September 30, 2022, the Company sold an aggregate of 30,206 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $2.0 million and net proceeds of $1.9 million.

Also during the year ended September 30, 2022, the Company issued 1,087 shares of common stock upon the vesting of restricted stock units.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Common stock warrants

As of September 30, 2023, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	128,500	$261.80	August 24, 2024
Underwriter warrants August 2021	2,287	$327.25	August 19, 2024
Chanticleer warrants	57	$18,018.00 -$28,028.00	April 30, 2027 - December 17, 2028
Series C warrants	36,778	$982.52	October 16, 2025
Series 3 warrants	12,548	$89.628	August 15, 2027
Common stock warrants February 2023	271,883	$23.76	February 10, 2028
Underwriter warrants February 2023	44,190	$29.70	February 8, 2028
Common stock private placement warrants June 2023	227,272	$14.8478	December 30, 2026
Placement agent warrants June 2023	6,818	$14.8478	December 30, 2026
Total	730,333

During the year ended September 30, 2023, 1,014,872 warrants were net share settled, resulting in the issuance of 519,492 shares of common stock.

During the year ended September 30, 2023, 137,999 warrants were exercised on a cash basis. The Company received de minimus proceeds in exchange for the issuance of 137,998 shares of common stock.

During the year ended September 30, 2023, 332 of private warrants expired.

8. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). On January 1, 2023, the total number of shares authorized under the Plan increased to 14,480. There were 14,480 shares available for issuance under the Plan as of September 30, 2023. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Restricted stock units and awards

In July of 2020, 2,115 restricted stock units (“RSUs”) were granted, 50% of which vested on April 2, 2021 and the remaining 50% vested on April 2, 2022. In March of 2021, an additional 152 RSUs were granted, 50% of which vested on March 25, 2022 and the remaining 50% vested on March 25, 2023. In December of 2021, 2,103 RSUs were granted, 100% of which vested on January 1, 2023. In December of 2022, 7,840 RSUs were granted, 100% of which vest on January 1, 2024.

In January 2023, 5,514 of the RSUs granted in December 2022 were cancelled and subsequently reissued as restricted shares of the Company’s common stock (“Restricted Stock Awards” or “RSAs”). The RSAs have the same vesting conditions as the original RSUs issued in December 2022. The Company accounted for this as a stock compensation modification resulting in $38,837 of incremental expense which will be recognized over the remaining vesting period.

Any unvested RSUs or RSAs will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying consolidated statements of operations as follows:

	Years ended September 30,
	2023	2022
Research and development	$121,265	$437,921
General and administrative	127,361	438,447
	$248,626	$876,368

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at October 1, 2021	1,179	$1,068.32
Granted	2,103	$155.54
Vested	(1,096)	$1,091.20
Forfeited	(24)	$1,118.04
Unvested balance at October 1, 2022	2,162	$175.56
Granted	7,840	$21.47
Vested	(2,162)	$12.55
Forfeited	(5,514)	$21.34
Unvested balance at September 30, 2023	2,326	$21.78

As of September 30, 2023, total unrecognized compensation expense relating to unvested RSUs granted was $12,194, which is expected to be recognized over a weighted-average period of three months.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at October 1, 2022	—	—
Granted	5,514	$28.27
Unvested balance at September 30, 2023	5,514	$28.27

As of September 30, 2023, total unrecognized compensation expense relating to unvested RSAs granted was $37,812, which is expected to be recognized over a weighted-average period of three months.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

9. Income Taxes

As of September 30, 2023, the Company had $103.6 million, $69.5 million and $8.9 million of federal, state and foreign net operating losses, respectively. The federal and state net operating losses will begin to expire in 2030 and the foreign net operating losses begin to expire in 2027. As of September 30, 2023, the Company has federal and state research and development tax credit carryforwards of $2.4 million and $0.8 million available to reduce future tax liabilities which will begin to expire in 2035 and 2030, respectively. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2023 and 2022. The valuation allowance increased $5.8 million during the year ended September 30, 2023 and $8.3 million during the year ended September 30, 2022.

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

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$27,996,751	$25,858,311
Research and development credit carryforwards	3,106,675	2,151,942
Amortization	4,692,227	2,897,388
Share-based compensation	226	66,832
Operating lease liability	57,319	71,748
Accrued expenses and other	546,612	314,210
Section 163(j) disallowed interest expense	763,172	—
Property and equipment	—	4,790
Gross deferred tax assets	37,162,982	31,365,221
Less: valuation allowance	(37,100,582)	(31,293,092)
	62,400	72,129
Deferred tax liabilities:
Property and equipment	(7,954)	—
Operating lease right-of-use asset	(54,446)	(72,129)
Net deferred tax assets	$—	$—

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The Company recorded no income tax expense or benefit for the years ended September 30, 2023 and 2022. A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Years ended September 30,
	2023	2022
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.1)	(6.0)
Change in valuation allowance	30.8	28.1
Research and development credit	(5.1)	(3.0)
Permanent differences	(1.6)	0.7
Foreign tax rate differential	0.3	0.8
State NOLs	3.7	—
Other	0.0	0.4
Effective income tax rate	—%	—%

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

10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 14, 2023, the date at which the consolidated financial statements were available to be issued. Refer to Note 1 for information regarding the October Offering.

In December 2023, the Company received preliminary approval of its application to sell up to $4.8 million of its New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program (the “Program”). As outlined in the Program, although the sale has been approved and a buyer identified, the Company must still execute an arrangement with such buyer to consummate a sale of the state net operating losses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 11, 2023, the Compensation Committee (the “Committee”) of the Board of Directors of Sonnet BioTherapeutics Holdings, Inc. (the “Company”), approved restricted stock unit (“RSU”) awards (using the Company’s standard form of RSU award agreement, a copy of which is filed as Exhibit 10.10 hereto and incorporated by reference herein) to certain executive officers of the Company under the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”). Each RSU represents a right to receive one share of the Company’s common stock upon vesting, subject to the terms and conditions described below. The grants were made effective January 1, 2024, subject to the availability of shares for grant under the Plan, and contingent upon the respective grantee being continuously employed by the Company on such date; provided that each grantee may notify the Chief Executive Officer of the Company on or before December 31, 2023 if such grantee elects to receive a restricted stock award instead of RSUs, in which case such grantee will receive an award of restricted stock on the Company’s previously approved form.

Pankaj Mohan, Ph.D., Chief Executive Officer, received an RSU award representing 60,433 shares of the Company’s common stock. Jay Cross, Chief Financial Officer, received an RSU award representing 11,622 shares of the Company’s common stock. John Cini, Chief Scientific Officer received an RSU award representing 15,108 shares of the Company’s common stock. Susan Dexter, Chief Technology Officer received an RSU award representing 11,622 shares of the Company’s common stock. Rick Kenney, Chief Medical Officer received an RSU award representing 10,169 shares of the Company’s common stock. Each RSU award will vest as to 100% on January 1, 2025. In the event that a grantee ceases to be in Continuous Service (as defined in the Plan), any RSUs that have not vested as of the date of cessation of service shall be forfeited.

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

Directors	Age	Year First Became Director
Pankaj Mohan, Ph.D	59	2020
Nailesh Bhatt	51	2020
Albert Dyrness	61	2020
Donald Griffith	75	2020
Raghu Rao	61	2020
Lori McNeill	51	2022

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

Lori McNeill

Lori McNeill has served on our Board since September 2022 and as Chairperson of our Business Advisory Committee since September 2019. Ms. McNeill is the founder and Chief Executive Officer of McNeill Consulting, LLC since 2016, a management consulting company focused on developing leaders to be more effective and ensuring that change management initiatives are seamless. Ms. McNeill has over twenty years’ experience in the healthcare industry, thirteen of which were at Pfizer Inc., which included working as the Chief of Staff of Global Operations in the Integrated Health Business unit. From 2020 to 2021, Ms. McNeill was the Chief Operating Officer and Chairperson of the board of directors of Global PPE, Inc., a worldwide supplier of personal protective equipment and safety supplies focused on healthcare and government entities to fight the COVID-19 pandemic. She has been recognized by several institutions: Top 100 Global Women in Leadership - Global Council for the Promotion of International Trade, 2021; Changemakers Summit Award Winner, 2021; The State of Women in Leadership - Cover article for HR.com, 2020; and Pfizer International Innovation Excellence Award, 2011 and is currently Global Chairperson of Womenomics. The Company believes Ms. McNeill is capable of making valuable contributions to the Board due to her over 20 years of experience in the healthcare industry, including in senior leadership positions.

Executive Officers

The following table sets forth certain information about the current executive officers of the Company:

Executive Officers	Age	Position and Office
Pankaj Mohan, Ph.D.	59	President and Chief Executive Officer
Jay Cross	53	Chief Financial Officer
John K. Cini, Ph.D.	71	Chief Scientific Officer
Susan Dexter	68	Chief Technical Officer
Richard Kenney, M.D.	65	Chief Medical Officer

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

Susan Dexter

Susan Dexter has served as a contract consultant to Sonnet in the capacity of Chief Technical Officer since May 2019 and was appointed full-time Chief Technical Officer of the Company at the closing of the Merger on April 1, 2020. Her role at Sonnet is to manage the operations for drug development from cell line development, through cGMP manufacturing of drug substance and clinical drug product, regulatory submissions to initiate human clinical trials, and supply chain for labeling/packaging and distribution to clinical depots. All activities fall under the FDA’s Chemical Manufacturing and Controls for biological drugs (“CMC”). She is also responsible for drug supply and management of non-clinical animal studies in support of regulatory filings related to first-in-human studies. She came to Sonnet with more than thirty years of experience in biotechnology science, manufacturing and business development, having been directly involved in three start-up companies and multiple M&A activities. Her expertise in CMC for biologics process development ranges from cell line development to process development through commercial manufacturing. In her role as Managing Director at Latham Biopharm Group (“LBG”) from September 2008 until the closing of the Merger, Ms. Dexter ran the Product Development service offering, managing the activities and disciplines related to pre- clinical toxicology studies, and CMC-related activities including IND filings, Quality oversight of cGMP activities and other related CMC supply chain activities. She came to LBG from Xcellerex, Inc., a CDMO and developer of single use technology for bioprocessing. She was Chief Business Officer at Xcellerex from April 2004 to September 2008. Prior to Xcellerex, from July 1998 to April 2004, she was VP of Business Development at The Dow Chemical Company’s CDMO, an acquisition of Collaborative BioAlliance, facilitated by Ms. Dexter in 2000, and Assoc. Director of Business Development at Celltech Biologics, purchased by Lonza Biologics, a biologics CDMO. She worked at Celltech/Lonza from 1986 to July 1998. Ms. Dexter holds a double major with Honors in Immunology and Marketing from American University, Washington, D.C., and certifications from Harvard University in ‘Negotiations for Lawyers’ and ‘Finance for Non-financial Managers’. She was also Professor Emeritus at University College, London, Department of Bioengineering, teaching a credited course lecture and workshop in “Project managing of a biologics facility”, to graduate, Ph.D. and post-graduate professionals, from 1999 to 2006. She has served as a non-executive board member for Sartorius Stedim Biotech since 2015, compensation committee member since 2019, and auditing committee member since 2022. In February 2023, Susan was appointed to the board of directors for a London, UK based company Virocell, a technology developer and CDMO for manufacture of viral vectors for cell and gene therapies.

Richard Kenney, M.D.

Richard Kenney, M.D. has served as the Company’s Chief Medical Officer since April 2021. Dr. Kenney has more than 20 years of experience in translational-stage development of biologics, as well as the commercialization strategy and corporate management of preclinical, clinical-stage and commercialized vaccines and immunotherapies. As President of ClinReg Biologics, he has provided strategic consulting in clinical and regulatory affairs of biologics and medical monitoring and pharmacovigilance in several capacities. As such, Dr. Kenney also serves as the CMO for Public Health Vaccines’ Marburg vaccine program. He previously served as Chief Development Officer at X-VAX Technology and before that had Chief Medical Officer roles at Immune Design and Crucell Holland, where he led the clinical development and regulatory affairs groups. Dr. Kenney was a researcher/reviewer for the FDA for over six years and did post-graduate training at Duke and NIH. Dr. Kenney received a B.S. in Chemistry from George Washington University and his M.D. from Harvard Medical School.

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

Based solely upon the Company’s review of copies of Forms 3, 4 and 5 furnished to the Company, the Company believes that all of its directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2023, except for the following: Form 4s that were due on December 16, 2022 were filed on December 22, 2022 for Nailesh Bhatt, Albert Dyrness, Raghu Rao, Lori McNeil, Pankaj Mohan, John Cini, Jay Cross, Susan Dexter and Rick Kenney; Form 4s that were due on January 10, 2023 were filed on February 17, 2023 for Pankaj Mohan, John Cini, Susan Dexter and Rick Kenney; and a Form 4 that was due on December 13, 2022 was filed on February 17, 2023 for Donald Griffith.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as the Company’s principal executive officer during fiscal year 2023, the Company’s two most highly compensated executive officers who were serving as executive officers as of September 30, 2023 and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of September 30, 2023. The persons listed in the following table are referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)	All other compensation ($)	Total ($)
Pankaj Mohan, Ph.D.	2023	538,998	309,924	95,724	-	78,074	1,022,720
President and Chief Executive Officer	2022	559,729	218,680	144,061	-	82,923	1,005,393
John Cini, Ph.D.	2023	417,750	146,490	23,931	-	38,240	626,411
Chief Scientific Officer	2022	413,048	113,899	36,015	-	52,014	614,976
Jay Cross	2023	388,725	178,813	15,829	-	35,882	619,250
Chief Financial Officer	2022	403,676	127,649	30,128	-	43,358	604,811

(1)	Represents the aggregate grant date fair value for grants made in 2023 and 2022 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of September 30, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2023

	Stock Awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Pankaj Mohan Ph.D.	3,343	(1)	9,680

John Cini, Ph.D.	843	(1)	2,420

Jay Cross	705	(2)	2,025

(1)	Each restricted stock award vests 100% on January 1, 2024.
(2)	Each restricted stock unit (“RSU”) award vests 100% on January 1, 2024

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

Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during fiscal year 2023:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nailesh Bhatt(2)	54,000	3,845	-	-	57,845
Albert Dyrness(3)	55,500	3,845	-	-	59,345
Donald Griffith (4)	-	3,278	-	134,048	137,326
Raghu Rao(5)	116,500	3,845	-	-	120,345
Lori McNeill(6)	70,000	3,845	-	-	73,845

(1)	Represents the aggregate grant date fair value for grants made in 2023 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.
(2)	Mr. Bhatt holds an aggregate of 171 restricted stock units, as of September 30, 2023.
(3)	Mr. Dyrness holds an aggregate of 171 restricted stock units, as of September 30, 2023.
(4)	Mr. Griffith has served as Sonnet’s Financial Controller since January 1, 2019, and since the Merger serves as our Controller. The amounts in the table above under “All Other Compensation” represent salary and bonus earned by Mr. Griffith for the fiscal year 2023. See the description of the employment agreement with Mr. Griffith below. Mr. Griffith holds an aggregate of 146 restricted stock units, as of September 30, 2023.
(5)	Mr. Rao holds an aggregate of 171 restricted stock units, as of September 30, 2023.
(6)	Ms. McNeill holds an aggregate of 171 restricted stock units, as of September 30, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 11, 2023 with respect to the beneficial ownership of common stock of the Company by the following: (i) each of the Company’s current directors; (ii) each of the named executive officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of the Company’s common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, the Company believes that each person or entity named in the table has sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the Company’s common stock issuable under options that are exercisable on or within 60 days after December 11, 2023 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 3,069,516 shares of common stock issued and outstanding as of December 11, 2023 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Title of Class	Name And Address of Beneficial Owner*	Amount And Nature of Beneficial Ownership		Percent Of Class
	Named Executive Officers and Directors:
	Pankaj Mohan, Ph.D.	131,322	(1)	4.2%
	Nailesh Bhatt	1,396	(2)	**
	Albert Dyrness	1,316	(3)	**
	Donald Griffith	468	(4)	**
	Raghu Rao	47,117	(5)	1.5%
	Lori McNeill	171	(6)	**
	John. K. Cini, Ph.D.	1,830		**
	Jay Cross	1,087	(7)	**
	All current executive officers and directors as a group (10 persons)	187,064		5.9%

	5% Holders
	John Markey	231,115		7.5%

(*)	Unless otherwise indicated, the address is c/o Sonnet BioTherapeutics, Inc., 100 Overlook Center, Suite 102, Princeton, New Jersey, 08540.

(**)	Less than 1%.

(1)	Includes (i) 3,021 shares of common stock held by the Mohan Family Office, over which Dr. Mohan has shared power to vote and dispose with Swati Mohan, his spouse and (ii) 25 shares of common stock held individually by Pankhuri Mohan, Dr. Mohan’s child, over which Dr. Mohan has shared power to vote and dispose with Pankhuri Mohan. Includes 68,750 shares of common stock currently issuable upon the exercise of warrants.

(2)	Includes 171 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 11, 2023.

(3)	Includes 171 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 11, 2023.

(4)	Includes 146 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 11, 2023.

(5)	Includes 31,250 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days of December 11, 2023. Includes 171 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 11, 2023.

(6)	Includes 171 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 11, 2023.

(7)	Excludes 705 restricted stock units, which will be settled in shares of common stock and vest within 60 days of December 11, 2023.

Equity Compensation Plan Information

The following table provides information as of September 30, 2023 regarding shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including its 2020 Omnibus Equity Incentive Plan (the “2020 Plan”).

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,326	N/A	-
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,326	-	-

(1)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price. Other than RSUs, there were no outstanding options, warrants, or rights under our equity compensation plan as of September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for named executive officers and directors, the Company describes below each transaction and series of similar transactions, since the beginning of fiscal year 2022, to which the Company was a party or will be a party, in which:

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

Public Offering

Pankaj Mohan, our Chairman and Chief Executive Officer, purchased 34,375 shares of common stock and 68,750 warrants to purchase 68,750 shares of common stock pursuant to an underwritten public offering by the us at $1.60 per share and accompanying two warrants. The offering closed on October 27, 2023.

Raghu Rao, a director, purchased 15,625 shares of common stock and 31,250 warrants to purchase 31,250 shares of common stock pursuant to an underwritten public offering by the us at $1.60 per share and accompanying two warrants. The offering closed on October 27, 2023.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP, the Company’s (and Sonnet’s, prior to the Merger) independent registered public accounting firms, for each of the respective last two fiscal years:

Fee Category	2023	2022
Audit Fees	$540,000	$435,000
Audit-Related Fees	-	-
Tax Fees	61,565	33,500
All Other Fees	-	-
Total Fees	$601,565	$468,500

Audit Fees

Represents fees for professional services provided in connection with the audit of the Company’s annual consolidated financial statements and reviews of the Company’s quarterly interim consolidated financial statements, as well as for fees associated with registration statements, comfort letters and consents.

Audit-Related Fees

We did not incur any audit-related fees from our independent auditors in 2023 or 2022.

Tax Fees

Tax fees are associated with tax compliance, tax advice, tax planning and tax preparation services.

All Other Fees

Fees related to products and services provided by the principal accountant, other than the services reported in the above sections.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by KPMG LLP during 2023 and 2022 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining KPMG LLP’s independence and has determined that such services for fiscal years 2023 and 2022 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Sonnet BioTherapeutics, Inc. (Registrant)

Date: December 14, 2023	/s/ Pankaj Mohan, Ph.D
Pankaj Mohan, Ph.D
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: December 14, 2023	/s/ Jay Cross
Jay Cross
Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pankaj Mohan, Ph.D. and Jay Cross, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this annual report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and, (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pankaj Mohan, Ph.D	President, Chief Executive Officer and Chairman	December 14, 2023
Pankaj Mohan, Ph.D	(Principal Executive Officer)

/s/ Jay Cross	Chief Financial Officer	December 14, 2023
Jay Cross	(Principal Financial and Accounting Officer)

/s/ Albert Dyrness	Director	December 14, 2023
Albert Dyrness

/s/ Nailesh Bhatt	Director	December 14, 2023
Nailesh Bhatt

/s/ Raghu Rao	Director	December 14, 2023
Raghu Rao

/s/ Donald Griffith	Director	December 14, 2023
Donald Griffith

/s/ Lori McNeill	Director	December 14, 2023
Lori McNeill

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 10, 2019, by and among the Company, Sonnet Sub. and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on October 11, 2019, and incorporated herein by reference).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated February 7, 2020, by and among the Company, Sonnet Sub and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on February 7, 2020, and incorporated herein by reference).

2.3	Share Exchange Agreement, between Sonnet BioTherapeutics, Inc. and Relief Therapeutics Holding SA, dated August 9, 2019 (incorporated by reference to Exhibit 2.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).#

3.1	Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated September 16, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on September 19, 2022).

3.5	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated August 31, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on September 1, 2023).

3.6	Amended and Restated Bylaws, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011).

4.2	Form of Warrant dated May 4, 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on May 5, 2017).

4.3	Spin-Off Entity Warrant, dated April 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

4.4	Form of Sonnet BioTherapeutics, Inc. Converted Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020).

4.5	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.6	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2020).

4.7	Registration Rights Agreement, dated February 7, 2020, by and between the Company and certain investors named therein (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.8	Description of Securities*

4.9	Form of Pre-Funded Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.10	Form of Underwriter Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 16, 2021).

4.11	Form of Common Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.12	Form of Pre-Funded Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.13	Form of Underwriter Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.14	Form of Common Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.15	Form of Pre-Funded Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.16	Form of Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.17	Form of Placement Agent Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K, filed with the SEC on June 30, 2023).

10.1	Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated August 6, 2019 (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.2	Amendment to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated September 25, 2019 (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.3	Side Letter and Amendment No. 2 to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS, Sonnet BioTherapeutics, Inc. and Chanticleer Holdings, Inc., dated February 7, 2020 (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.4	Employment Agreement, between Pankaj Mohan and Sonnet BioTherapeutics, Inc., dated December 31, 2018 (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.5	Employment Agreement, between John Cini and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.6	Employment Agreement, between Jay Cross and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.7	Employment Agreement, between Susan Dexter and the Company, dated April 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020). †

10.8	Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.9	Sonnet BioTherapeutics Holdings, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 20, 2020). †

10.10	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (file No. 001-35570), filed with the SEC on July 9, 2020). †

10.11	License Agreement, between Ares Trading SA and Relief Therapeutics SA, dated August 28, 2015 (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.12	Discovery Collaboration Agreement, between XOMA (US) LLC and Oncobiologics, Inc., dated July 23, 2012 (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.13	Amendment of Discovery Collaboration Agreement, between XOMA (US) LLC and Sonnet BioTherapeutics, Inc., dated May 7, 2019 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.14	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.15	Form of Warrant Exercise and Omnibus Amendment Agreement, dated as of August 3, 2020, by and between Sonnet BioTherapeutics Holdings, Inc. and the Holders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-35570), filed with the SEC on August 4, 2020).

10.16	Assignment and Assumption Employment Agreements by Sonnet BioTherapeutics Holdings, Inc., effective April 1, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.17	Amendment No. 1 to Executive Employment Agreement, between Pankaj Mohan and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.18	Amendment No. 1 to Executive Employment Agreement, between John Cini and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.20	At-The-Market Sales Agreement, dated February 5, 2020, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (File No. 001-35570), filed with the SEC on February 5, 2021).

10.21	License Agreement, dated May 2, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021).

10.22	First Amendment to License Agreement, dated June 11, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.23	Second Amendment to License Agreement, dated July 7, 2021, among Sonnet Biotherapeutics CH SA, Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, Ltd. (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.24	Amendment to License Agreement and Settlement, dated November 1, 2021, between ARES TRADING SA and Sonnet BioTherapeutics CH SA (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.25	At-The-Market Sales Agreement, dated August 15, 2022, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, filed with the SEC on August 15, 2022).

10.26	Underwriting Agreement, dated February 8, 2023, between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on February 13, 2023).

10.27

Form of Securities Purchase Agreement, dated June 28, 2023, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 30, 2023).

21.1	Subsidiaries of the Company.*

23.1	Consent of KPMG LLP.*

24.1	Power of attorney (included on the signature page).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Clawback Policy*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
***	Filed herewith; portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted portions will be furnished to the Securities and Exchange Commission upon request.
#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
†	Indicates a management contract or compensation plan, contract or arrangement.

