Form 10-Q
period 2023-12-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2024-02-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

☐ Yes ☒ No

There were 3,069,516 shares of common stock, par value $0.0001 per share, of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of February 7, 2024.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

INDEX TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash	$3,021,392	$2,274,259
Prepaid expenses and other current assets	1,408,280	1,677,396
Incentive tax receivable	194,111	786,574
Total current assets	4,623,783	4,738,229
Property and equipment, net	30,155	33,366
Operating lease right-of-use asset	176,926	193,689
Deferred offering costs	15,000	49,988
Other assets	491,862	414,206
Total assets	$5,337,726	$5,429,478
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,655,390	$2,201,999
Accrued expenses and other current liabilities	923,191	3,230,922
Current portion of operating lease liability	75,730	73,048
Deferred income	—	18,626
Total current liabilities	2,654,311	5,524,595
Operating lease liability, net of current portion	110,956	130,863
Total liabilities	2,765,267	5,655,458
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 125,000,000 shares authorized; 3,069,516 and 1,750,426 issued and outstanding at December 31, 2023 and September 30, 2023, respectively	307	175
Additional paid-in capital	113,984,414	110,017,598
Accumulated deficit	(111,412,262)	(110,243,753)
Total stockholders’ equity (deficit)	2,572,459	(225,980)
Total liabilities and stockholders’ equity (deficit)	$5,337,726	$5,429,478

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2023	2022
Collaboration revenue	$18,626	$37,255
Operating expenses:
Research and development	644,042	3,745,940
General and administrative	653,455	1,903,709
Total operating expenses	1,297,497	5,649,649
Loss from operations	(1,278,871)	(5,612,394)
Foreign exchange gain	110,362	70,252
Net loss	$(1,168,509)	$(5,542,142)

Per share information:
Net loss per share, basic and diluted	$(0.31)	$(17.62)
Weighted average shares outstanding, basic and diluted	3,797,753	314,472

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2023	1,750,426	$175	$110,017,598	$(110,243,753)	$(225,980)
Sale of common stock, net of issuance costs	1,306,250	131	3,916,812	—	3,916,943
Retirement of shares in connection with reverse stock split	(1,522)	—	—	—	—
Net share settlement of warrants	14,362	1	(1)	—	—
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(1,168,509)	(1,168,509)
Balance at December 31, 2023	3,069,516	$307	$113,984,414	$(111,412,262)	$2,572,459

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2022	251,973	$25	$88,872,315	$(91,411,059)	$(2,538,719)
Sale of common stock, net of issuance costs	109,841	11	4,452,001	—	4,452,012
Net share settlement of warrants	137	—	—	—	—
Share-based compensation	—	—	91,617	—	91,617
Net loss	—	—	—	(5,542,142)	(5,542,142)
Balance at December 31, 2022	361,951	$36	$93,415,933	$(96,953,201)	$(3,537,232)

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,168,509)	$(5,542,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	12,000	100,000
Depreciation	3,211	3,211
Amortization of operating lease right-of-use asset	16,763	15,223
Share-based compensation	50,005	91,617
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	269,116	82,673
Incentive tax receivable	592,463	(619,118)
Other assets	(77,656)	—
Accounts payable	(465,735)	(375,540)
Accrued expenses and other current liabilities	(2,287,544)	383,362
Operating lease liability	(17,225)	(17,201)
Deferred income	(18,626)	(37,255)
Net cash used in operating activities	(3,091,737)	(5,915,170)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	3,838,870	4,562,895
Net cash provided by financing activities	3,838,870	4,562,895

Net increase (decrease) in cash	747,133	(1,352,275)
Cash, beginning of period	2,274,259	3,052,879
Cash, end of period	$3,021,392	$1,700,604

Supplemental disclosure of non-cash operating, investing and financing activities:
In-process research and development in accrued expenses	$12,000	$261,250
Offering costs in accounts payable and accrued expenses	$15,000	$138,878
Deferred offering costs charged against proceeds from sale of common stock	$—	$32,340

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and Description of Business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines with single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues.

Sonnet’s lead proprietary asset, SON-1010, is a fully human single chain version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet is pursuing clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials in that country. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023.

In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Furthermore, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SON-1010 in this indication. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (“RP2D”). Part 2 of the study will then investigate SON-1010 monotherapy, its use in combination with atezolizumab, or the standard of care (“SOC”) for PROC in a randomized comparison to show proof-of-concept (“POC”).

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bifunctional construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, the Company announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. Sonnet is prepared to initiate the regulatory authorization process for SON-1210 to begin clinical development pending the outcome of any partnering activity.

SON-1410 (IL18-FHAB-IL12) is a bifunctional combination of Interleukin 18 (“IL-18”) and IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2023, activities will continue through 2024 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

The Company has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bifunctional drug has been generated and is being stored for future use with in vivo studies in mice. Sonnet has elected to place the SON-3015 development program on hold for expense reduction purposes.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $3.0 million at December 31, 2023 will fund the Company’s projected operations into March 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company recently executed an agreement to sell $4.8 million of its New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program (the “Program”) for expected net proceeds of $4.3 million, subject to final approval by the state. Substantial additional financing will be needed by the Company to fund its operations. The Company plans to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

Operations since inception have consisted primarily of organizing the Company, securing financing, developing technologies through research and development and conducting preclinical and clinical studies. The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, recruiting and retaining skilled personnel, and dependence on key members of management.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and its results of operations and cash flows for the three months ended December 31, 2023 and 2022. The unaudited interim consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited financial statements and related notes of Sonnet as of and for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

b. Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

c. Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited interim consolidated financial statements include the accrual of research and development expenses. Estimates and assumptions are periodically reviewed in-light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from management’s estimates.

d. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of December 31, 2023, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.2 million. For the three months ended December 31, 2023 and 2022, $0.2 million and $0.3 million, respectively, for the expected cash refund related to the tax incentive program was included as an offset to research and development expenses. In December 2023, the Company received $0.8 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2023.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

f. Collaboration revenue

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

h. Reverse stock split

On August 31, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-22 reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of the reverse stock split, every 22 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the unaudited interim consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

i. Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three months ended December 31, 2023 are the pre-funded October 2023 warrants to purchase 1,537,500 shares of common stock with an exercise price of $0.0001 per share. Included in basic weighted-average number of shares of common stock outstanding during the three months ended December 31, 2022 are the Series B warrants to purchase 137 shares of common stock with an exercise price of $0.0308 per share, which were net share settled in November 2022.

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

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	December 31,
	2023	2022
Common stock warrants August 2021	112,429	128,500
Underwriter warrants August 2021	2,287	2,287
Private warrants	—	90
Chanticleer warrants	57	57
Series C warrants	18,391	36,778
Series 3 warrants	12,548	12,548
Unvested restricted stock units and awards	7,840	10,002
Common stock warrants February 2023	271,883	—
Underwriter warrants February 2023	15,466	—
Common stock private placement warrants June 2023	227,272	—
Placement agent warrants June 2023	6,818	—
Common stock warrants October 2023	5,687,500	—
Underwriter warrants October 2023	85,312	—
	6,447,803	190,262

j. Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	September 30,
	2023	2023
Compensation and benefits	$141,636	$2,091,196
Research and development	564,674	913,145
Professional fees	213,912	224,031
Other	2,969	2,550
	$923,191	$3,230,922

During the current period, the Company cancelled accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023, which has been accounted for as a change in estimate. The cancellation of bonuses reduced research and development expenses by $1.0 million and general and administrative expenses by $0.9 million for the three months ended December 31, 2023.

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information for the discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three months ended December 31, 2023 and 2022.

In August 2015, the Company entered into a License Agreement (the “ARES License Agreement”) with Ares Trading, a wholly-owned subsidiary of Merck KGaA (“ARES”). Under the terms of the ARES License Agreement, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Pursuant to the ARES License Agreement, the Company will pay ARES mid single-digit royalties on net sales of products sold by the Company. Royalties are payable on a product-by-product and country-by-country basis until the later of (i) a specified period of time after the first commercial sale in such country, and (ii) the last date on which such product is covered by a valid claim in such country.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fees which was recorded as acquired in-process research and development. No license fees were incurred during the three months ended December 31, 2023 and 2022.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. The Company incurred $12,000 in license fees during the three months ended December 31, 2023, which were recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statement of operations. No license fees were incurred during the three months ended December 31, 2022.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of December 31, 2023). No license fees were incurred during the three months ended December 31, 2023 and 2022.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company incurred a $24,600 license fee upon obtaining the license. The Company was obligated to make contingent milestone payments to ProteoNic totaling up to €1.2 million (approximately $1.3 million as of December 31, 2023) upon the achievement of certain development and commercialization milestones as outlined in the ProteoNic Agreement. No license fees were incurred during the three months ended December 31, 2023 and 2022. In January 2024, the Company terminated the ProteoNic Agreement and has no further obligations under the arrangement.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”), as subsequently amended, with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research and development. The Company is obligated to make contingent milestone payments to Navigo, totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. Certain evaluation milestones were achieved in 2023, including $0.1 million in license fees which were recorded as acquired in-process research and development and included as research and development expenses in the unaudited interim consolidated statement of operations for the three months ended December 31, 2022. No milestones were achieved and no license fees were incurred during the three months ended December 31, 2023.

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $18,626 and $37,255 of collaboration revenue for the three months ended December 31, 2023 and 2022, respectively.

6. Stockholders’ Deficit

On October 26, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 1,306,250 shares of its common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants are immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company could offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company, the Company filed prospectus supplements for the sale of shares of its common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the three months ended December 31, 2022, the Company sold 109,841 shares of common stock pursuant to the 2022 Sales Agreement for gross proceeds of $4.8 million and net proceeds of $4.5 million. There are no registered shares remaining to be sold under the 2022 Sales Agreement.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of December 31, 2023, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	112,429	$261.80	August 24, 2026
Underwriter warrants August 2021	2,287	$327.25	August 19, 2026
Chanticleer warrants	57	$18,018.00 - 28,028.00	April 30, 2027 - December 17, 2028
Series C warrants	18,391	$982.52	October 16, 2025
Series 3 warrants	12,548	$89.628	August 15, 2027
Common stock warrants February 2023	271,883	$23.76	February 10, 2028
Underwriter warrants February 2023	15,466	$29.70	February 8, 2028
Common stock private placement warrants June 2023	227,272	$14.8478	December 30, 2026
Placement agent warrants June 2023	6,818	$14.8478	December 30, 2026
Common stock warrants October 2023	5,687,500	$1.60	October 27, 2028
Pre-funded warrants October 2023	1,537,500	$0.0001	—
Underwriter warrants October 2023	85,312	$2.00	October 24, 2028
Total	7,977,463

During the three months ended December 31, 2023, 28,724 of warrants were net share settled, resulting in the issuance of 14,362 shares of common stock, and 34,458 of warrants were abandoned by the warrant holder.

During the three months ended December 31, 2022, 137 of warrants were net share settled, resulting in the issuance of 137 shares of common stock, and 242 of warrants expired.

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). On January 1, 2024, the total number of shares authorized under the Plan increased to 122,780. There were 14,480 shares available for issuance under the Plan as of December 31, 2023. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Restricted stock units and awards

Any unvested restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended December 31,
	2023	2022
Research and development	$24,554	$46,708
General and administrative	25,451	44,909
	$50,005	$91,617

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at December 31, 2023	2,326	$21.78

During the three months ended December 31, 2023, there were no RSUs granted, vested or forfeited. As of December 31, 2023, there is no remaining unrecognized compensation expense as the RSUs vested on January 1, 2024.

On January 1, 2024, 73,440 RSUs were granted, 100% of which vest on January 1, 2025.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at December 31, 2023	5,514	$28.27

During the three months ended December 31, 2023, there were no RSAs granted, vested or forfeited. As of December 31, 2023, there is no remaining unrecognized compensation expense as the RSAs vested on January 1, 2024.

On January 1, 2024, 63,819 RSAs were granted, 100% of which vest on January 1, 2025.

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

9. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 14, 2024, the date at which the unaudited interim consolidated financial statements were available to be issued.

In January 2024, the Company executed an agreement to sell $4.8 million of its New Jersey state net operating losses through the Program for expected net proceeds of $4.3 million.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our need for significant additional capital and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our products and obtain approval from the FDA or other regulatory agents in different jurisdictions;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the potential impact of the recent COVID-19 pandemic or the widespread outbreak of any other communicable disease on our operations, including on our clinical development plans and timelines;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines with single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin for transport to target tissues. We designed the construct to improve drug accumulation in specific tissues, as well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation, thereby reducing the risk of immunogenicity. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Our lead proprietary asset, SON-1010, is a fully human single chain version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials in that country. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023.

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Furthermore, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SON-1010 in this indication. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (“RP2D”). Part 2 of the study will then investigate SON-1010 monotherapy, its use in combination with atezolizumab, or the standard of care (‘SOC”) for PROC in a randomized comparison to show proof-of-concept (“POC”).

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. Enrollment of the first portion of the SB211 study in chemotherapy-induced peripheral neuropathy (CIPN) is nearing completion, which should position the Data Safety Monitoring Board to complete its review of the preliminary safety data during the first calendar quarter of 2024. Pursuant to a license agreement we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study, once the CIPN safety data has been evaluated.

SON-1210 (IL12-FHAB-IL15), our lead bifunctional construct, combines FHAB with fully human IL-12 and fully human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. We are prepared to initiate the regulatory authorization process for SON-1210, pending the outcome of any partnering activity.

SON-1410 (IL18-FHAB-IL12) is a bifunctional combination of Interleukin 18 (“IL-18”) and IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2023, activities will continue through 2024 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early stage bifunctional drug has been generated and is being stored for future use with in vivo studies in mice. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $1.2 million and $5.5 million for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had cash of $3.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We will continue to incur research and development expenses for the foreseeable future as we attempt to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our current pipeline or any future product candidates we may develop due to the numerous risks and uncertainties associated with clinical development, including risk and uncertainties related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs that we decide to pursue;

●	our ability to maintain our current research and development programs and to establish new ones;

●	establishing an appropriate safety profile with investigational new drug-enabling studies;

●	successful patient enrollment in, and the initiation and completion of, clinical trials;

●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt of regulatory approvals from applicable regulatory authorities;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

●	our ability to establish new licensing or collaboration arrangements;

●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	launching commercial sales of product candidates, if approved, whether alone or in collaboration with others;

●	maintaining a continued acceptable safety profile of the product candidates following approval; and

●	the potential impact of COVID-19 or the widespread outbreak of any other communicable disease on operations which may affect among other things, the timing of clinical trials, availability of raw materials, and the ability to access and secure testing facilities.

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

Foreign Exchange Gain

Foreign exchange gain consists of net exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022	Change
Collaboration revenue	$18,626	$37,255	$(18,629)
Operating expenses:
Research and development	644,042	3,745,940	(3,101,898)
General and administrative	653,455	1,903,709	(1,250,254)
Total operating expenses	1,297,497	5,649,649	(4,352,152)
Loss from operations	(1,278,871)	(5,612,394)	4,333,523
Foreign exchange gain	110,362	70,252	40,110
Net loss	$(1,168,509)	$(5,542,142)	$4,373,633

Collaboration Revenue

We recognized $18,626 of revenue related to the New Life Agreement during the three months ended December 31, 2023 compared to $37,255 during the three months ended December 31, 2022. The decrease of $18,629 was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $0.6 million for the three months ended December 31, 2023, compared to $3.7 million for the three months ended December 31, 2022. The decrease of $3.1 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $1.0 million, as well as due to cost saving initiatives, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential. In addition to transitioning product development activities to cost advantaged locations such as India and Australia, we have reduced expenditures on tertiary programs and suspended antiviral development related to SON-1010.

General and Administrative Expenses

General and administrative expenses were $0.7 million for the three months ended December 31, 2023, compared to $1.9 million for the three months ended December 31, 2022. The decrease of $1.3 million relates primarily to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million, and due to cost saving initiatives, as we are managing expenses for liquidity purposes.

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

We have incurred net losses of $1.2 million and $5.5 million for the three months ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $3.0 million at December 31, 2023 will fund our projected operations into March 2024. We also recently executed an agreement to sell $4.8 million of our New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program for expected net proceeds of $4.3 million, subject to final approval by the state. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,091,737)	$(5,915,170)
Net cash provided by financing activities	3,838,870	4,562,895
Net increase (decrease) in cash	$747,133	$(1,352,275)

Operating Activities

During the three months ended December 31, 2023, we used $3.1 million of cash in operating activities which was primarily attributable to our net loss of $1.2 million; a $2.7 million net decrease in accounts payable and accrued expenses and other current liabilities primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 and the decrease in research and development expenses; offset by a $0.9 million net decrease in prepaid expenses and other current assets and incentive tax receivable, primarily related to the collection of the incentive tax receivable for fiscal year 2023.

During the three months ended December 31, 2022, we used $5.9 million of cash in operating activities which was primarily attributable to our net loss of $5.5 million and a net $0.5 million decrease in incentive tax receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities, primarily related to research and development efforts. This amount was offset by $0.1 million of share-based compensation expense and $0.1 million of acquired in-process research and development.

Financing Activities

During the three months ended December 31, 2023, net cash provided by financing activities was $3.8 million, consisting of net proceeds from the sale of common stock and pre-funded warrants in a public offering.

During the three months ended December 31, 2022, net cash provided by financing activities was $4.6 million, consisting of net proceeds from the sale of common stock under an at-the-market facility.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we advance preclinical activities and clinical trials of product candidates in development. In addition, we expect to continue to incur costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates and programs that we develop or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

●	our ability to obtain marketing approval for product candidates;

●	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights covering our product candidates;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to product candidates;

●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

●	the success of any other business, product or technology that we acquire or in which we invest;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

●	market acceptance of our product candidates, to the extent any are approved for commercial sale;

●	the effect of competing technological and market developments; and

●	the potential impact of the COVID-19 pandemic or the widespread outbreak of any other communicable disease on our clinical trials and operations.

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

October 2023 Offering

On October 26, 2023, we closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 1,306,250 shares of our common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants are immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$94,078	$120,067	$—	$—	$214,145
Total	$94,078	$120,067	$—	$—	$214,145

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of December 31, 2023, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2023, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending December 31, 2023 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the Risk Factors section in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on December 14, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6: Exhibits.

Exhibit No.	Description

10.1	Form of Pre-Funded Warrant (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

10.2	Form of Underwriter Warrant (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

10.3	Form of Common Warrant (filed as Exhibit 4.16 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: February 14, 2024	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

