Form 10-Q
period 2024-03-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2024-05-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes ☒ No

There were 3,112,401 shares of common stock, par value $0.0001 per share, of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of May 8, 2024.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

INDEX TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

 Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2024	September 30, 2023
Assets
Current assets:
Cash	$3,786,184	$2,274,259
Prepaid expenses and other current assets	1,058,836	1,677,396
Incentive tax receivable	377,962	786,574
Total current assets	5,222,982	4,738,229
Property and equipment, net	26,944	33,366
Operating lease right-of-use asset	159,641	193,689
Deferred offering costs	15,000	49,988
Other assets	484,842	414,206
Total assets	$5,909,409	$5,429,478
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,752,444	$2,201,999
Accrued expenses and other current liabilities	933,747	3,230,922
Current portion of operating lease liability	78,493	73,048
Deferred income	—	18,626
Total current liabilities	2,764,684	5,524,595
Operating lease liability, net of current portion	90,446	130,863
Total liabilities	2,855,130	5,655,458
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 125,000,000 shares authorized; 3,112,401 and 1,750,426 issued and outstanding at March 31, 2024 and September 30, 2023, respectively	311	175
Additional paid-in capital	114,100,805	110,017,598
Accumulated deficit	(111,046,837)	(110,243,753)
Total stockholders’ equity (deficit)	3,054,279	(225,980)
Total liabilities and stockholders’ equity (deficit)	$5,909,409	$5,429,478

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Collaboration revenue	$—	$36,445	$18,626	$73,700
Operating expenses:
Research and development	2,167,288	3,816,644	2,811,330	7,562,584
General and administrative	1,701,273	1,884,569	2,354,728	3,788,278
Total operating expenses	3,868,561	5,701,213	5,166,058	11,350,862
Loss from operations	(3,868,561)	(5,664,768)	(5,147,432)	(11,277,162)
Other income	4,327,946	—	4,327,946	—
Foreign exchange (loss) gain	(93,960)	(2,303)	16,402	67,949
Net income (loss)	$365,425	$(5,667,071)	$(803,084)	$(11,209,213)

Per share information:
Net income (loss) per share, basic	$0.08	$(7.55)	$(0.19)	$(21.14)
Weighted average shares outstanding, basic	4,617,665	750,582	4,205,469	530,131

Net income (loss) per share, diluted	$0.07	$(7.55)	$(0.19)	$(21.14)
Weighted average shares outstanding, diluted	4,885,845	750,582	4,205,469	530,131

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2023	1,750,426	$175	$110,017,598	$(110,243,753)	$(225,980)
Sale of common stock, net of issuance costs	1,306,250	131	3,916,812	—	3,916,943
Retirement of shares in connection with reverse stock split	(1,522)	—	—	—	—
Net share settlement of warrants	14,362	1	(1)	—	—
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(1,168,509)	(1,168,509)
Balance at December 31, 2023	3,069,516	307	113,984,414	(111,412,262)	2,572,459
Issuance of common stock on vesting of restricted stock units and restricted stock awards	7,885	—	—	—	—
Exercise of warrants	35,000	4	55,996	—	56,000
Share-based compensation	—	—	60,395	—	60,395
Net income	—	—	—	365,425	365,425
Balance at March 31, 2024	3,112,401	$311	$114,100,805	$(111,046,837)	$3,054,279

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2022	251,973	$25	$88,872,315	$(91,411,059)	$(2,538,719)
Sale of common stock, net of issuance costs	109,841	11	4,452,001	—	4,452,012
Net share settlement of warrants	137	—	—	—	—
Share-based compensation	—	—	91,617	—	91,617
Net loss	—	—	—	(5,542,142)	(5,542,142)
Balance at December 31, 2022	361,951	36	93,415,933	(96,953,201)	(3,537,232)
Sale of common stock, net of issuance costs	557,083	56	14,515,912	—	14,515,968
Net share settlement of warrants	10,521	1	(1)	—	—
Issuance of common stock on vesting of restricted stock units	2,127	—	—	—	—
Share-based compensation	—	—	56,998	—	56,998
Net loss	—	—	—	(5,667,071)	(5,667,071)
Balance at March 31, 2023	931,682	$93	$107,988,842	$(102,620,272)	$5,368,663

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(803,084)	$(11,209,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,422	6,422
Acquired in-process research and development	12,000	112,000
Amortization of operating lease right-of-use asset	34,048	30,885
Share-based compensation	110,400	148,615
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	618,560	435,102
Incentive tax receivable	408,612	270,295
Other assets	(70,636)	—
Accounts payable	(368,681)	(386,979)
Accrued expenses and other current liabilities	(2,261,988)	74,250
Operating lease liability	(34,972)	(18,381)
Deferred income	(18,626)	(73,700)
Net cash used in operating activities	(2,367,945)	(10,610,704)
Cash flows from investing activities:
Purchase of in-process research and development	—	(261,250)
Net cash used in investing activities	—	(261,250)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	3,838,870	19,209,252
Payment of deferred offering costs	(15,000)	—
Proceeds from exercise of warrants	56,000	—
Net cash provided by financing activities	3,879,870	19,209,252

Net increase in cash	1,511,925	8,337,298
Cash, beginning of period	2,274,259	3,052,879
Cash, end of period	$3,786,184	$11,390,177

Supplemental disclosure of non-cash operating, investing and financing activities:
In-process research and development in accounts payable and accrued expenses	$12,000	$12,000
Deferred offering costs charged against proceeds from sale of common stock	$—	$32,340
Common stock issuance costs in accounts payable	$—	$208,932

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

In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Trial and Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and proof-of-concept study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SB221. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (“RP2D”). Part 2 of the study will then investigate SON-1010 in combination with atezolizumab, or the standard of care (“SOC”) for PROC in a randomized comparison to show proof-of-concept (“POC”).

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN during the third quarter of 2022. The Data Safety Monitoring Board (“DSMB”) overseeing the study met during the first calendar quarter of 2024 and cleared the trial to proceed to Part 2. Following the completion of the DSMB review, Sonnet announced initial safety data from the CIPN study. Pursuant to a license agreement the Company entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to leverage the CIPN safety data to support the initiation of a Phase 2 clinical trial in DPN pending the outcome of any partnering activity.

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

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $3.8 million at March 31, 2024 will fund the Company’s projected operations into July 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 2, 2024, the Company entered into a ChEF Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $25.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock and (ii) 622,168 shares of the Company’s common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the average price of such shares sold to Chardan under the Facility equals or exceeds the base price set forth in the Purchase Agreement, so that the Exchange Cap limitation would not apply to such issuances and sales pursuant to the Purchase Agreement under the rules of the Nasdaq Stock Market or (ii) the Company’s stockholders approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap. The Facility is structured similarly to a traditional at-the-market facility and will allow the Company to raise primary equity on a periodic basis at its sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by the Company regarding the use of proceeds of such common stock. The Purchase Agreement will be effective for a 36-month period following the effective date of a registration statement registering the resale by Chardan of shares of common stock issued to it by the Company under the Purchase Agreement.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company plans to secure additional capital in the future through equity and/or debt financings, partnerships, collaborations, or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail or cease its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

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

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2024 and its results of operations and cash flows for the three and six months ended March 31, 2024 and 2023. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited consolidated financial statements and related notes of Sonnet as of and for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

d. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of March 31, 2024, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.4 million. For the three months ended March 31, 2024 and 2023, $0.2 million and $(0.1) million, respectively, for the expected net cash refund (payment) related to the tax incentive program was included as a reduction in research and development expenses. For the six months ended March 31, 2024 and 2023, $0.4 million and $0.3 million, respectively, for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. In December 2023, the Company received $0.8 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2023.

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

h. Other income

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. The Company received net proceeds of $4.3 million during the three and six months ended March 31, 2024 from the sale of New Jersey state net operating losses through the Program, which is included in other income in the unaudited interim consolidated statements of operations.

i. Reverse stock split

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

j. Net income (loss) per share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and six months ended March 31, 2024 are the pre-funded October 2023 warrants to purchase 1,537,500 shares of common stock with an exercise price of $0.0001 per share. Included in basic weighted-average number of shares of common stock outstanding during the six months ended March 31, 2023 are the Series B warrants to purchase 137 shares of common stock with an exercise price of $0.0308 per share, which were net share settled in November 2022.

Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities such as common stock warrants and restricted stock units or awards which would result in the issuance of incremental shares of common stock. For diluted net loss per share in periods where the Company has a net loss, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation. For the three months ended March 31, 2024, the Company was in a net income position and calculated the diluted net income per share by dividing the Company’s net income by the diluted weighted-average number of shares of common stock outstanding during the period, determined using the treasury stock method and the average stock price during the period. The following table summarizes the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$365,425	$(5,667,071)	$(803,084)	$(11,209,213)
Denominator:
Weighted average shares outstanding, basic	4,617,665	750,582	4,205,469	530,131
Restricted stock units and awards	11,154	—	—	—
Warrants	257,026	—	—	—
Weighted average shares outstanding, diluted	4,885,845	750,582	4,205,469	530,131
Net income (loss) per share, basic	$0.08	$(7.55)	$(0.19)	$(21.14)
Net income (loss) per share, diluted	$0.07	$(7.55)	$(0.19)	$(21.14)

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Common stock warrants August 2021	112,429	128,500	112,429	128,500
Underwriter warrants August 2021	2,287	2,287	2,287	2,287
Chanticleer warrants	57	57	57	57
Series C warrants	18,391	36,778	18,391	36,778
Series 3 warrants	12,548	12,548	12,548	12,548
Unvested restricted stock units and awards	—	7,840	137,259	7,840
Common stock warrants February 2023	271,883	1,241,575	271,883	1,241,575
Underwriter warrants February 2023	15,466	44,190	15,466	44,190
Common stock private placement warrants June 2023	227,272	—	227,272	—
Placement agent warrants June 2023	6,818	—	6,818	—
Common stock warrants October 2023	—	—	5,652,500	—
Underwriter warrants October 2023	85,312	—	85,312	—
	752,463	1,473,775	6,542,222	1,473,775

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	September 30, 2023
Compensation and benefits	$127,161	$2,091,196
Research and development	657,889	913,145
Professional fees	145,415	224,031
Other	3,282	2,550
	$933,747	$3,230,922

During the first quarter of 2024, the Company cancelled accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023, which has been accounted for as a change in estimate. The cancellation of bonuses reduced research and development expenses by $1.0 million and general and administrative expenses by $0.9 million for the six months ended March 31, 2024.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three and six months ended March 31, 2024 and 2023.

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

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fees which was recorded as acquired in-process research and development. No license fees were incurred during the three and six months ended March 31, 2024 and 2023.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. No license fees were incurred during the three months ended March 31, 2024. The Company incurred $12,000 in license fees during the three months ended March 31, 2023 and the six months ended March 31, 2024 and 2023, which were recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statement of operations.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of March 31, 2024). No license fees were incurred during the three and six months ended March 31, 2024 and 2023.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company incurred a $24,600 license fee upon obtaining the license. No license fees were incurred during the three and six months ended March 31, 2024. In January 2024, the Company terminated the ProteoNic Agreement and has no further obligations under the arrangement.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”), as subsequently amended, with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research and development. The Company is obligated to make contingent milestone payments to Navigo, totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. Certain evaluation milestones were achieved in 2023, including $0.1 million in license fees which were recorded as acquired in-process research and development and included as research and development expenses in the unaudited interim consolidated statement of operations for the six months ended March 31, 2023. No milestones were achieved and no license fees were incurred during the three and six months ended March 31, 2024 and the three months ended March 31, 2023.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Revenue recognition

The Company first assessed the New Life Agreement under ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether the New Life Agreement or units of accounts within the New Life Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”), to evaluate the appropriate accounting for the collaborative arrangement with New Life. In accordance with this guidance, the Company identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). The options to expand the CIPN Field and territory as well as the future supply agreement represent optional purchases, which are accounted for as separate contracts. The Company evaluated these separate contracts and did not identify any material right to be present. The Company determined that the License and the R&D Activities are not distinct from each other and therefore combined these material promises into a single performance obligation.

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D Activities. There was no collaboration revenue for the three months ended March 31, 2024. The Company recognized $36,445 of collaboration revenue for the three months ended March 31, 2023. The Company recognized $18,626 and $73,700 of collaboration revenue for the six months ended March 31, 2024 and 2023, respectively.

6. Stockholders’ Equity (Deficit)

On October 26, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 1,306,250 shares of its common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants were immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

On February 10, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for gross proceeds of $15.0 million and net proceeds of $13.6 million through the issuance and sale of 530,222 shares of its common stock and, to certain investors, pre-funded warrants to purchase 101,090 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 1,262,618 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $23.76 and the public offering price of each pre-funded warrant and accompanying common warrant was $23.7578.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The common stock warrants were immediately exercisable at a price of $23.76 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0022 per share of common stock.

In addition, warrants to purchase 44,190 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $29.70 per share and expire five years from the date of issuance.

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company could offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company, the Company filed prospectus supplements for the sale of shares of its common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the six months ended March 31, 2023, the Company sold 136,702 shares of common stock pursuant to the 2022 Sales Agreement for gross proceeds of $5.7 million and net proceeds of $5.5 million. There are no registered shares remaining to be sold under the 2022 Sales Agreement.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Common stock warrants

As of March 31, 2024, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	112,429	$261.80	August 24, 2026
Underwriter warrants August 2021	2,287	$327.25	August 19, 2026
Chanticleer warrants	57	$18,018.00 - 28,028.00	April 30, 2027 - December 17, 2028
Series C warrants	18,391	$982.52	October 16, 2025
Series 3 warrants	12,548	$89.628	August 15, 2027
Common stock warrants February 2023	271,883	$23.76	February 10, 2028
Underwriter warrants February 2023	15,466	$29.70	February 8, 2028
Common stock private placement warrants June 2023	227,272	$14.8478	December 30, 2026
Placement agent warrants June 2023	6,818	$14.8478	December 30, 2026
Common stock warrants October 2023	5,652,500	$1.60	October 27, 2028
Pre-funded warrants October 2023	1,537,500	$0.0001	—
Underwriter warrants October 2023	85,312	$2.00	October 24, 2028
Total	7,942,463

During the six months ended March 31, 2024, 28,724 of warrants were net share settled, resulting in the issuance of 14,362 shares of common stock, 35,000 warrants were exercised on a cash basis, resulting in proceeds of $0.1 million, and 34,458 of warrants were abandoned by the warrant holder.

During the six months ended March 31, 2023, 21,180 of warrants were net share settled, resulting in the issuance of 10,658 shares of common stock, and 332 of warrants expired.

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). On January 1, 2024, the total number of shares authorized under the Plan increased to 137,260. There was 1 share available for issuance under the Plan as of March 31, 2024. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted stock units and awards

On January 1, 2024, 73,440 RSUs and 63,819 RSAs were granted, 100% of which vest on January 1, 2025. Any unvested restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Research and development	$28,268	$33,908	$52,821	$80,616
General and administrative	32,127	23,090	57,579	67,999
	$60,395	$56,998	$110,400	$148,615

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at October 1, 2023	2,326	$21.78
Granted	73,440	$1.76
Vested	(2,326)	$21.78
Unvested balance at March 31, 2024	73,440	$1.76

As of March 31, 2024, total unrecognized compensation expense relating to unvested RSUs granted was $0.1 million which is expected to be recognized over a weighted-average period of 0.75 years.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at October 1, 2023	5,514	$28.27
Granted	63,819	$1.76
Vested	(5,514)	$28.27
Unvested balance at March 31, 2024	63,819	$1.76

As of March 31, 2024, total unrecognized compensation expense relating to unvested RSUs granted was $0.1 million which is expected to be recognized over a weighted-average period of 0.75 years.

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

9. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 13, 2024, the date at which the unaudited interim consolidated financial statements were available to be issued.

Refer to Note 1 for discussion of committed equity facility entered into on May 2, 2024.

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

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN. Enrollment of the first portion of the SB211 study in chemotherapy-induced peripheral neuropathy (CIPN) has been completed, and the Data Safety Monitoring Board completed its review of the preliminary safety data during the first calendar quarter of 2024, clearing the trial to proceed to Part 2. Pursuant to a license agreement we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity.

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

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $0.8 million and $11.2 million for the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had cash of $3.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, including sales pursuant to our ChEF Purchase Agreement (the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Facility”), debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Components of Results of Operations

Collaboration Revenue

Collaboration revenue is currently earned from the license arrangement entered into with New Life in May 2021, which granted New Life rights to an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in the Exclusive Territory. We identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). We determined that the License and the R&D Activities are not distinct from each other and, therefore, combined these material promises into a single performance obligation. Under this agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and are being recognized over the estimated performance period of R&D Activities.

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

Other Income

We have participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. Other income consists of net proceeds from the sale of New Jersey state net operating losses through the Program. We plan to sell additional net operating losses under the Program in the future, subject to program availability and state approval.

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) consists of net exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$—	$36,445	$(36,445)
Operating expenses:
Research and development	2,167,288	3,816,644	(1,649,356)
General and administrative	1,701,273	1,884,569	(183,296)
Total operating expenses	3,868,561	5,701,213	(1,832,652)
Loss from operations	(3,868,561)	(5,664,768)	1,796,207
Other income	4,327,946	—	4,327,946
Foreign exchange loss	(93,960)	(2,303)	(91,657)
Net income (loss)	$365,425	$(5,667,071)	$6,032,496

Collaboration Revenue

We did not recognize any revenue related to the New Life Agreement during the three months ended March 31, 2024, compared to $36,445 during the three months ended March 31, 2023. The decrease of $36,445 was due to our completion of R&D Activities during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $2.2 million for the three months ended March 31, 2024, compared to $3.8 million for the three months ended March 31, 2023. The decrease of $1.6 million was primarily due to cost saving initiatives, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential. In addition to transitioning product development activities to cost advantaged locations such as India and Australia, we have reduced expenditures on tertiary programs and suspended antiviral development related to SON-1010, as well as programs related to SON-080 and SON-1210 while we seek partnering opportunities.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended March 31, 2024, compared to $1.9 million for the three months ended March 31, 2023. The decrease of $0.2 million related primarily to cost saving initiatives, as we are managing expenses for liquidity purposes, and a decrease in consulting expenses related to licensing, partially offset by an increase in legal and professional expenses.

Other Income

Other income for the three months ended March 31, 2024 of $4.3 million is due to net proceeds received in the current period from the sale of New Jersey state net operating losses.

Comparison of the Six Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$18,626	$73,700	$(55,074)
Operating expenses:
Research and development	2,811,330	7,562,584	(4,751,254)
General and administrative	2,354,728	3,788,278	(1,433,550)
Total operating expenses	5,166,058	11,350,862	(6,184,804)
Loss from operations	(5,147,432)	(11,277,162)	6,129,730
Other income	4,327,946	—	4,327,946
Foreign exchange gain	16,402	67,949	(51,547)
Net loss	$(803,084)	$(11,209,213)	$10,406,129

Collaboration Revenue

We recognized $18,626 of revenue related to the New Life Agreement during the six months ended March 31, 2024, compared to $73,700 during the six months ended March 31, 2023. The decrease of $55,074 was due to our completion of R&D Activities during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $2.8 million for the six months ended March 31, 2024, compared to $7.6 million for the six months ended March 31, 2023. The decrease of $4.8 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $1.0 million, as well as due to cost saving initiatives, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential. In addition to transitioning product development activities to cost advantaged locations such as India and Australia, we have reduced expenditures on tertiary programs and suspended antiviral development related to SON-1010, as well as programs related to SON-080 and SON-1210 while we seek partnering opportunities.

General and Administrative Expenses

General and administrative expenses were $2.4 million for the six months ended March 31, 2024, compared to $3.8 million for the six months ended March 31, 2023. The decrease of $1.4 million related primarily to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million, and due to cost saving initiatives, as we are managing expenses for liquidity purposes, and a decrease in consulting expenses related to licensing.

Other Income

Other income for the six months ended March 31, 2024 of $4.3 million is due to net proceeds received in the current period from the sale of New Jersey state net operating losses.

Liquidity and Capital Resources

We have funded operations to date primarily with proceeds from sales of common stock, warrants and proceeds from the issuance of convertible debt. We will likely offer additional securities for sale in response to market conditions or other circumstances, including sales to Chardan pursuant to the Facility, if we believe such a plan of financing is required to advance our business plans and is in the best interests of our stockholders. There is no certainty that equity or debt financing will be available in the future or that it will be at acceptable terms and at this time, it is not possible to predict the outcome of these matters.

We have incurred net losses of $0.8 million and $11.2 million for the six months ended March 31, 2024 and 2023, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $3.8 million at March 31, 2024 will fund our projected operations into July 2024. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,367,945)	$(10,610,704)
Net cash used in investing activities	—	(261,250)
Net cash provided by financing activities	3,879,870	19,209,252
Net increase in cash	$1,511,925	$8,337,298

Operating Activities

During the six months ended March 31, 2024, we used $2.4 million of cash in operating activities which was primarily attributable to a $2.6 million net decrease in accounts payable and accrued expenses and other current liabilities primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 and the decrease in research and development expenses; our net loss of $0.8 million; offset by a $1.0 million net decrease in prepaid expenses and other current assets and incentive tax receivable, primarily related to the collection of the incentive tax receivable for fiscal year 2023.

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

Investing Activities

During the six months ended March 31, 2024, we had no cash flows from investing activities.

During the six months ended March 31, 2023 we used $0.3 million for the purchase of acquired in-process research and development.

Financing Activities

During the six months ended March 31, 2024, net cash provided by financing activities was $3.9 million, consisting primarily of net proceeds from the sale of common stock and pre-funded warrants in a public offering.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, including sales to Chardan pursuant to the Facility, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market.

October 2023 Offering

On October 26, 2023, we closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 1,306,250 shares of our common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants were immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

Committed Equity Facility

On May 2, 2024, we entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan related to the Facility. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $25.0 million in aggregate gross purchase price of newly issued shares of our common stock and (ii) 622,168 shares of our common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the average price of such shares sold to Chardan under the Facility equals or exceeds the base price set forth in the Purchase Agreement, so that the Exchange Cap limitation would not apply to such issuances and sales pursuant to the Purchase Agreement under the rules of the Nasdaq Stock Market or (ii) our stockholders approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap. The Facility is structured similarly to a traditional at-the-market facility and will allow us to raise primary equity on a periodic basis at our sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by us regarding the use of proceeds of such common stock. The Purchase Agreement will be effective for a 36-month period following the effective date of a registration statement registering the resale by Chardan of shares of common stock issued to it by us under the Purchase Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$94,541	$96,432	$—	$—	$190,973
Total	$94,541	$96,432	$—	$—	$190,973

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of March 31, 2024, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2023, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ending March 31, 2024 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None noted.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits.

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: May 14, 2024	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

