Form 10-Q
period 2024-06-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2024-08-14
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SONN	The Nasdaq Capital Market LLC

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

☐ Yes ☒ No

There were 5,202,505 shares of common stock, par value $0.0001 per share, of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of August 14, 2024.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

INDEX TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2024	September 30, 2023
Assets
Current assets:
Cash	$3,554,331	$2,274,259
Prepaid expenses and other current assets	1,053,830	1,677,396
Incentive tax receivable	519,610	786,574
Total current assets	5,127,771	4,738,229
Property and equipment, net	23,733	33,366
Operating lease right-of-use asset	141,813	193,689
Deferred offering costs	15,000	49,988
Other assets	488,480	414,206
Total assets	$5,796,797	$5,429,478
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,879,013	$2,201,999
Accrued expenses and other current liabilities	1,149,492	3,230,922
Current portion of operating lease liability	81,349	73,048
Deferred income	—	18,626
Total current liabilities	3,109,854	5,524,595
Operating lease liability, net of current portion	68,837	130,863
Total liabilities	3,178,691	5,655,458
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value: 125,000,000 shares authorized; 5,218,505 and 1,750,426 issued and outstanding at June 30, 2024 and September 30, 2023, respectively	522	175
Additional paid-in capital	117,169,976	110,017,598
Accumulated deficit	(114,552,392)	(110,243,753)
Total stockholders’ equity (deficit)	2,618,106	(225,980)
Total liabilities and stockholders’ equity (deficit)	$5,796,797	$5,429,478

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$36,850	$18,626	$110,550
Operating expenses:
Research and development	1,727,033	2,409,471	4,538,363	9,972,055
General and administrative	1,801,632	1,542,689	4,156,360	5,330,967
Total operating expenses	3,528,665	3,952,160	8,694,723	15,303,022
Loss from operations	(3,528,665)	(3,915,310)	(8,676,097)	(15,192,472)
Other income	—	—	4,327,946	—
Foreign exchange gain (loss)	23,110	(31,432)	39,512	36,517
Net loss	$(3,505,555)	$(3,946,742)	$(4,308,639)	$(15,155,955)

Per share information:
Net loss per share, basic and diluted	$(0.70)	$(2.95)	$(0.96)	$(18.98)
Weighted average shares outstanding, basic and diluted	5,037,508	1,335,872	4,481,803	798,711

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2023	1,750,426	$175	$110,017,598	$(110,243,753)	$(225,980)
Sale of common stock, net of issuance costs	1,306,250	131	3,916,812	—	3,916,943
Retirement of shares in connection with reverse stock split	(1,522)	—	—	—	—
Net share settlement of warrants	14,362	1	(1)	—	—
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(1,168,509)	(1,168,509)
Balance at December 31, 2023	3,069,516	307	113,984,414	(111,412,262)	2,572,459
Issuance of common stock on vesting of restricted stock units and restricted stock awards	7,885	—	—	—	—
Exercise of warrants	35,000	4	55,996	—	56,000
Share-based compensation	—	—	60,395	—	60,395
Net income	—	—	—	365,425	365,425
Balance at March 31, 2024	3,112,401	311	114,100,805	(111,046,837)	3,054,279
Sale of common stock	37,654	4	62,015	—	62,019
Net share settlement of warrants	739,950	74	(74)	—	—
Exercise and modification of warrants, net of issuance costs	1,328,500	133	2,946,835	—	2,946,968
Share-based compensation	—	—	60,395	—	60,395
Net loss	—	—	—	(3,505,555)	(3,505,555)
Balance at June 30, 2024	5,218,505	$522	$117,169,976	$(114,552,392)	$2,618,106

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2022	251,973	$25	$88,872,315	$(91,411,059)	$(2,538,719)
Sale of common stock, net of issuance costs	109,841	11	4,452,001	—	4,452,012
Net share settlement of warrants	137	—	—	—	—
Share-based compensation	—	—	91,617	—	91,617
Net loss	—	—	—	(5,542,142)	(5,542,142)
Balance at December 31, 2022	361,951	36	93,415,933	(96,953,201)	(3,537,232)
Sale of common stock, net of issuance costs	557,083	56	14,515,912	—	14,515,968
Net share settlement of warrants	10,521	1	(1)	—	—
Issuance of common stock on vesting of restricted stock units	2,127	—	—	—	—
Share-based compensation	—	—	56,998	—	56,998
Net loss	—	—	—	(5,667,071)	(5,667,071)
Balance at March 31, 2023	931,682	93	107,988,842	(102,620,272)	5,368,663
Sale of common stock, net of issuance costs	166,364	17	1,945,660	—	1,945,677
Net share settlement of warrants	508,834	51	(51)	—	—
Issuance of common stock on vesting of restricted stock units	35	—	—	—	—
Exercise of warrants	137,998	14	835	—	849
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(3,946,742)	(3,946,742)
Balance at June 30, 2023	1,744,913	$175	$109,985,291	$(106,567,014)	$3,418,452

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,308,639)	$(15,155,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,633	9,634
Acquired in-process research and development	12,000	282,000
Amortization of operating lease right-of-use asset	51,876	46,650
Share-based compensation	170,795	198,620
Financing costs related to ChEF Purchase Agreement	370,426	—
Non-cash financing costs	1,732	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	623,566	(218,940)
Incentive tax receivable	266,964	(31,864)
Other assets	(74,274)	(155,366)
Accounts payable	(455,038)	(1,877,222)
Accrued expenses and other current liabilities	(2,034,243)	264,872
Operating lease liability	(53,725)	(34,609)
Deferred income	(18,626)	(110,549)
Net cash used in operating activities	(5,437,553)	(16,782,729)
Cash flows from investing activities:
Purchase of in-process research and development	(12,000)	(273,250)
Net cash used in investing activities	(12,000)	(273,250)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	3,899,157	21,024,070
Payment of deferred offering costs	(15,000)	—
Payment of financing costs related to ChEF Purchase Agreement	(157,500)	—
Proceeds from exercise and modification of warrants, net of issuance costs	3,002,968	849
Repayments of related party note	—	(748)
Net cash provided by financing activities	6,729,625	21,024,171

Net increase in cash	1,280,072	3,968,192
Cash, beginning of period	2,274,259	3,052,879
Cash, end of period	$3,554,331	$7,021,071

Supplemental disclosure of non-cash operating, investing and financing activities:
Net settlement of warrants	$75	$1,142
ChEF Purchase Agreement financing costs in accounts payable	$212,926	$—
In-process research and development in accounts payable and accrued expenses	$—	$170,000
Deferred offering costs charged against proceeds from sale of common stock	$—	$32,340
Issuance of common stock on vesting of restricted stock units	$—	$5
Common stock issuance costs in accounts payable	$—	$78,073

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and Description of Business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues. Sonnet designed the construct to improve drug accumulation in solid tumors, as well as to extend the duration of activity in the body. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity, as well as E. coli. Sonnet believes its FHAB technology, for which it received a U.S. patent in June 2021, is a distinguishing feature of its biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

As part of the ongoing cost-cutting efforts, all antiviral development with SON-1010 has been suspended.

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

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, Sonnet announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. Sonnet is prepared to initiate the regulatory authorization process for SON-1210, pending the outcome of any partnering activity.

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist interaction with the IL-18 inhibitor binding protein, and single-chain human IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2023, activities will continue through 2024 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

Sonnet has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. The Company has elected to place the SON-3015 development program on hold for expense reduction purposes.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to incur losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash of $3.6 million at June 30, 2024 will fund the Company’s projected operations into November 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2024 and its results of operations and cash flows for the three and nine months ended June 30, 2024 and 2023. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited consolidated financial statements and related notes of Sonnet as of and for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of June 30, 2024, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.5 million. For the three months ended June 30, 2024 and 2023, $0.1 million and $0.3 million, respectively, for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. For the nine months ended June 30, 2024 and 2023, $0.5 million and $0.8 million, respectively, for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. In December 2023, the Company received $0.8 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2023.

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

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. The Company received net proceeds of $4.3 million during the nine months ended June 30, 2024 from the sale of New Jersey state net operating losses through the Program, which is included in other income in the unaudited interim consolidated statements of operations. No such proceeds were received during the three months ended June 30, 2024 or during the three and nine months ended June 30, 2023.

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

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and nine months ended June 30, 2024 are the pre-funded October 2023 warrants to purchase 797,500 shares of common stock with an exercise price of $0.0001 per share and warrants exercised through the June 2024 inducement offer for 1,500,000 shares of common stock that are being held in abeyance as of June 30, 2024 (see Note 6). Included in basic weighted-average number of shares of common stock outstanding during the nine months ended June 30, 2023 are the Series B warrants to purchase 137 shares of common stock with an exercise price of $0.0308 per share, which were net share settled in November 2022.

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

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	June 30,
	2024	2023
Common stock warrants August 2021	112,429	128,500
Underwriter warrants August 2021	2,287	2,287
Chanticleer warrants	57	57
Series C warrants	18,391	36,778
Series 3 warrants	12,548	12,548
Unvested restricted stock units and awards	137,259	7,840
Common stock warrants February 2023	271,883	271,883
Underwriter warrants February 2023	15,466	44,190
Common stock private placement warrants June 2023	227,272	227,272
Placement agent warrants June 2023	6,818	6,818
Common stock warrants October 2023	2,840,000	—
Underwriter warrants October 2023	85,312	—
Placement agent warrants June 2024	113,140	—
Common stock warrants June 2024	5,625,000	—
	9,467,862	738,173

k.	Recent accounting pronouncements

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	September 30, 2023
Compensation and benefits	$189,095	$2,091,196
Research and development	753,497	913,145
Professional fees	204,344	224,031
Other	2,556	2,550
	$1,149,492	$3,230,922

During the first quarter of 2024, the Company cancelled accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023, which has been accounted for as a change in estimate. The cancellation of bonuses reduced research and development expenses by $1.0 million and general and administrative expenses by $0.9 million for the nine months ended June 30, 2024.

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three and nine months ended June 30, 2024 and 2023.

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

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three and nine months ended June 30, 2024 and 2023.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. No license fees were incurred during the three months ended June 30, 2024 and 2023. The Company incurred $12,000 in license fees during the nine months ended June 30, 2024 and 2023, which were recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statements of operations.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of June 30, 2024). No license fees were incurred during the three and nine months ended June 30, 2024 and 2023.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The Company incurred a $24,600 license fee upon obtaining the license. No license fees were incurred during the three and nine months ended June 30, 2024. In January 2024, the Company terminated the ProteoNic Agreement and has no further obligations under the arrangement.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”), as subsequently amended, with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research and development. The Company is obligated to make contingent milestone payments to Navigo, totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. Certain evaluation milestones were achieved in 2023, including $0.2 million and $0.3 million, respectively, in license fees which were recorded as acquired in-process research and development and included as research and development expenses in the unaudited interim consolidated statement of operations for the three and nine months ended June 30, 2023. No milestones were achieved and no license fees were incurred during the three and nine months ended June 30, 2024.

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

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D Activities. There was no collaboration revenue for the three months ended June 30, 2024. The Company recognized $36,850 of collaboration revenue for the three months ended June 30, 2023. The Company recognized $18,626 and $0.1 million of collaboration revenue for the nine months ended June 30, 2024 and 2023, respectively.

6. Stockholders’ Equity (Deficit)

On May 2, 2024, the Company entered into a ChEF Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $25.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock and (ii) 622,168 shares of the Company’s common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the average price of such shares sold to Chardan under the Facility equals or exceeds the base price set forth in the Purchase Agreement, so that the Exchange Cap limitation would not apply to such issuances and sales pursuant to the Purchase Agreement under the rules of the Nasdaq Stock Market or (ii) the Company’s stockholders approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap. The Facility will allow the Company to raise primary equity on a periodic basis at its sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by the Company regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of the Company’s common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027. During the three and nine months ended June 30, 2024, the Company sold 37,654 shares of common stock pursuant to the Purchase Agreement for net proceeds of $0.1 million. The Company incurred $0.4 million of costs in connection with the Purchase Agreement during the three and nine months ended June 30, 2024, which are included in general and administrative expenses in the unaudited interim consolidated statements of operations.

On October 26, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 1,306,250 shares of its common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants were immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. In connection with the June 2024 inducement offer discussed further below, the exercise price was decreased to $1.20 per share of common stock for common warrants that remained unexercised at the time of the offer. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

On June 30, 2023, the Company closed a registered direct offering of common stock (and common stock equivalents in lieu thereof) and a concurrent private placement of certain common stock warrants through Chardan Capital Markets, LLC as placement agent, for gross proceeds of $2.3 million and net proceeds of $1.9 million through the issuance and sale of 166,363 shares of its common stock, pre-funded warrants to purchase 60,909 shares of common stock and accompanying common warrants to purchase up to an aggregate of 227,272 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $9.90. The common stock warrants were exercisable beginning December 30, 2023 at a price of $14.8478 per share of common stock, had an original expiration of three and a half years from the date of issuance and contain an alternative cashless provision. In connection with the June 2024 inducement offer discussed further below, the exercise price was decreased to $1.55 per share of common stock for common warrants and the expiration date was extended by approximately two and a half years. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0022 per share of common stock. All of the pre-funded warrants have been exercised. In addition, warrants to purchase 6,818 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants have an exercise price of $14.8478 per share, were exercisable beginning December 30, 2023 and expire three and a half years from the date of issuance.

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

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company could offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company, the Company filed prospectus supplements for the sale of shares of its common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the nine months ended June 30, 2023, the Company sold 136,702 shares of common stock pursuant to the 2022 Sales Agreement for gross proceeds of $5.7 million and net proceeds of $5.5 million. There are no registered shares remaining to be sold under the 2022 Sales Agreement.

Common stock warrants

As of June 30, 2024, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	112,429	$261.80	August 24, 2026
Underwriter warrants August 2021	2,287	$327.25	August 19, 2026
Chanticleer warrants	57	$18,018.00 - 28,028.00	April 30, 2027 - December 17, 2028
Series C warrants	18,391	$982.52	October 16, 2025
Series 3 warrants	12,548	$89.628	August 15, 2027
Common stock warrants February 2023	271,883	$23.76	February 10, 2028
Underwriter warrants February 2023	15,466	$29.70	February 8, 2028
Common stock private placement warrants June 2023	227,272	$1.55	June 21, 2029
Placement agent warrants June 2023	6,818	$14.8478	December 30, 2026
Common stock warrants October 2023	2,840,000	$1.20	October 27, 2028
Pre-funded warrants October 2023	797,500	$0.0001	—
Underwriter warrants October 2023	85,312	$2.00	October 24, 2028
Placement agent warrants June 2024	113,140	$1.86	June 19, 2029
Common stock warrants June 2024	5,625,000	$1.55	June 21, 2029
Total	10,128,103

On June 19, 2024, the Company entered into inducement offer letter agreements with holders of certain existing warrants issued in October 2023 having an original exercise price of $1.60 per share to purchase up to an aggregate of 2,828,500 shares of the Company’s common stock at a reduced exercise price of $1.20 per share. The transaction closed on June 21, 2024, resulting in gross proceeds to the Company of $3.4 million and net proceeds of $2.9 million. Due to beneficial ownership limitations, 1,500,000 shares of common stock related to the exercise of warrants in this transaction are being held in abeyance as of June 30, 2024. Also in connection with this inducement offer, the Company (i) issued to holders who participated in the transaction new common stock warrants to purchase an aggregate of 5,625,000 shares of common stock, (ii) reduced the exercise price of existing warrants to purchase 2,840,000 shares of common stock for those holders who did not exercise warrants in the transaction from $1.60 per share to $1.20 per share for the remaining term of the warrants, and (iii) reduced the exercise price of certain existing warrants issued in June 2023 to purchase 227,272 shares of common stock from $14.8478 per share to $1.55 per share and extended the expiration date of these warrants from December 30, 2026 to June 21, 2029. The new common stock warrants are immediately exercisable at a price of $1.55 per share and expire five years from the date of issuance. Warrants to purchase 113,140 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants are immediately exercisable at a price of $1.86 per share and expire five years from the date of issuance. The incremental fair value associated with the modification of certain existing June and October 2023 warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants.

During the nine months ended June 30, 2024, an aggregate of 768,724 warrants were net share settled, resulting in the issuance of 754,312 shares of common stock, 2,863,500 warrants were exercised on a cash basis (including 1,500,000 warrants for which the related shares are being held in abeyance as of June 30, 2024 due to beneficial ownership limitations), resulting in proceeds of $3.0 million, and 34,458 warrants were abandoned by the warrant holder.

During the nine months ended June 30, 2023, an aggregate of 1,014,872 warrants were net share settled, resulting in the issuance of 519,492 shares of common stock, 137,998 warrants were exercised on a cash basis, resulting in insignificant proceeds, and 332 warrants expired.

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). On January 1, 2024, the total number of shares authorized under the Plan increased to 137,260. There was one share available for issuance under the Plan as of June 30, 2024. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted stock units and awards

On January 1, 2024, 73,440 restricted stock units (“RSUs”) and 63,819 restricted stock awards (“RSAs”) were granted, 100% of which vest on January 1, 2025. Any unvested RSUs or RSAs will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Research and development	$28,268	$24,554	$81,089	$102,807
General and administrative	32,127	25,451	89,706	95,813
	$60,395	$50,005	$170,795	$198,620

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at October 1, 2023	2,326	$21.78
Granted	73,440	$1.76
Vested	(2,326)	$21.78
Unvested balance at June 30, 2024	73,440	$1.76

As of June 30, 2024, total unrecognized compensation expense relating to unvested RSUs granted was $0.1 million which is expected to be recognized over a weighted-average period of 0.5 years.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at October 1, 2023	5,514	$28.27
Granted	63,819	$1.76
Vested	(5,514)	$28.27
Unvested balance at June 30, 2024	63,819	$1.76

As of June 30, 2024, total unrecognized compensation expense relating to unvested RSAs granted was $0.1 million which is expected to be recognized over a weighted-average period of 0.5 years.

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

9. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 14, 2024, the date at which the unaudited interim consolidated financial statements were available to be issued.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our need for significant additional capital and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our products and obtain approval from the U.S. Food and Drug Administration (the “FDA”) or other regulatory agents in different jurisdictions;

●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors;

●	the emergence and effect of competing or complementary products, including the ability of our future products to compete effectively;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Part II - Item IA - Risk Factors” for additional risks which could adversely impact our business and financial performance.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single-chain variable fragment (scFv) that binds to and “hitchhikes” on serum albumin for transport to target tissues. We designed the construct to improve drug accumulation in solid tumors, as well as to extend the duration of activity in the body. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity, as well as E. coli. We believe our FHAB technology, for which we received an initial U.S. patent in June 2021 and a continuation of such patent in June 2024, is a distinguishing feature of our biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

Our current internal pipeline development activities are focused on cytokines, which are a class of cell signaling molecules that serve as potent immunomodulatory agents. Working both independently and synergistically, specific cytokines have shown the ability to modulate the activation and maturation of immune cells to help fight cancer and pathogens. However, because they do not preferentially accumulate in specific tissues and are quickly eliminated from the body, the conventional approach to achieving a treatment effect with cytokine therapy typically requires the administration of high and frequent doses. This can result in the potential for systemic toxicity, which poses challenges to the therapeutic application of this class of drugs.

Our lead proprietary asset, SON-1010, is a single-chain version of human Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023.

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Supply Agreement (“MCSA”), along with associated Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for the use of SON-1010 in ovarian cancer. The SB221 trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (“RP2D”). Part 2 of the study will then investigate SON-1010 in combination with atezolizumab versus the standard of care (‘SOC”) for PROC in a randomized comparison to show proof-of-concept (“POC”).

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN in July 2022. Enrollment of the first portion of the SB211 study in chemotherapy-induced peripheral neuropathy (CIPN) has been completed, and the Data Safety Monitoring Board completed its review of the preliminary safety data during the first calendar quarter of 2024, clearing the trial to proceed to Part 2. Pursuant to a license agreement we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life will be jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity.

SON-1210 (IL12-FHAB-IL15), our lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. We are prepared to initiate the regulatory authorization process for SON-1210, pending the outcome of any partnering activity.

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist interaction with the IL-18 inhibitor binding protein, and single-chain human IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2023, activities will continue through 2024 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $4.3 million and $15.2 million for the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had cash of $3.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

Lead Clinical Programs Update

SON-1010

Phase 1 Trial (SB101 Trial): Solid Tumors (Monotherapy)

This first-in-human study is primarily designed to evaluate the safety of multiple ascending doses of SON-1010 in cancer patients and is being conducted at several sites across the United States.

Phase 1b/2a Trial (SB221 Trial): PROC (Combo with Atezolizumab)

The second trial is a global Phase 1b/2a multicenter, dose-escalation and randomized proof-of-concept study to assess the safety, tolerability, PK, PD, and efficacy of SON-1010 administered subcutaneously (SC), either alone or in combination with atezolizumab given intravenously (IV).

Program Highlights:

●	PK data reveals about 10-fold extended half-life for SON-1010 compared with rhIL-12 and suggests tumor targeting by the FHAB.
●	Dose-related IFNγ response.
●	The SB101 trial and the SB221 trial have collectively enrolled 61 subjects, with 8 of 23 patients (35%) with cancer suggesting clinical benefit of SON-1010 (Stable Disease at 4 months).
●	Patients have received up to 25 cycles of SON-1010 as monotherapy and up to 10 cycles of SON-1010 with atezolizumab (Tecentriq®) without dose-limiting toxicity at any dose level.
●	Toxicity is minimized in both trials with the use of a ‘desensitizing’ first dose that takes advantage of the known tachyphylaxis with rhIL-12, which allows higher maintenance doses and potential improvements in efficacy.
●	Favorable safety profile.

Upcoming Milestones:

●	Phase 1: Solid Tumors (Monotherapy)
	○	2H 2024: Safety Data
	○	1H 2025: Topline Efficacy Data

●	Phase 1b/2a: PROC (Combo with Atezolizumab)
	○	2H 2024: Additional Safety Data
	○	2H 2025: RP2D & Topline Efficacy Data

SON-080

Phase 1b/2a Trial (SB211 Trial): Chemotherapy Induced Peripheral Neuropathy (CIPN)

The SB211 study is a double-blind, randomized, controlled trial of SON-080 conducted at two sites in Australia in patients with persistent CIPN using a new proprietary version of recombinant human Interleukin-6 (rhIL-6) that builds upon previous work with atexakin alfa. The goal of the Phase 1b portion of the SB211 study was to confirm safety and tolerability before continued development in Phase 2. As previously announced in March 2024, a data and safety monitoring board reviewed the unblinded safety and tolerability of SON-080 in the first nine patients and concluded that the symptoms were tolerable in the initial patients and the study could proceed to Phase 2.

Phase 1b Data Highlights:

●	SON-080 demonstrated to be well-tolerated at both 20 µg and 60 µg/dose, which was about 10-fold lower than the MTD for IL-6 that was established in previous clinical evaluations.
●	Pain and quality of life survey results suggest the potential for rapid improvement of peripheral neuropathy symptoms and post-dosing durability with both doses, compared to placebo controls.

Upcoming Milestones:

●	Seeking partnership to support initiation of a Phase 2 clinical trial in DPN, a mechanistically synergistic and larger, high-value indication with unmet medical need.

Recent Developments

Patent Update

On June 11, 2024, the U.S. Patent and Trademark Office granted our patent No. 12,006,361, titled, “Albumin Binding Domain Fusion Proteins,” covering composition of matter for our product candidate SON-1210, our proprietary, bifunctional version of IL-12 and IL-15, configured using our FHAB platform. The granted patent is a Continuation of Patent No. 11,028,166 issued in June 2021.

Nasdaq Letter

On August 5, 2024, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market indicating that, based upon our non-compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”), the Staff had determined to delist our securities from The Nasdaq Stock Market unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. Because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, the Staff did not grant additional time for us to regain compliance with the Bid Price Requirement.

We have timely requested a hearing before the Panel, at which hearing we will request an extension within which to evidence compliance with the Bid Price Requirement. Our request for a hearing automatically stayed any suspension or delisting action by the Staff pending the hearing and the expiration of any additional extension period that may be granted by the Panel following the hearing. We intend to continue to take definitive steps in an effort to evidence compliance with the Bid Price Requirement, including by effecting a reverse stock split. However, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to evidence compliance with the Bid Price Requirement within any extension period that may be granted by the Panel or maintain compliance with the other Nasdaq listing requirements.

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

We will continue to incur research and development expenses for the foreseeable future as we attempt to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our current pipeline or any future product candidates we may develop due to the numerous risks and uncertainties associated with clinical development, including risk and uncertainties related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs that we decide to pursue;

●	our ability to maintain our current research and development programs and to establish new ones;

●	establishing an appropriate safety profile with investigational new drug-enabling studies;

●	successful patient enrollment in, and the initiation and completion of, clinical trials;

●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt of regulatory approvals from applicable regulatory authorities;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

●	our ability to establish new licensing or collaboration arrangements;

●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	launching commercial sales of product candidates, if approved, whether alone or in collaboration with others;

●	maintaining a continued acceptable safety profile of the product candidates following approval; and

●	the potential impact of the widespread outbreak of any communicable disease on operations which may affect among other things, the timing of clinical trials, availability of raw materials, and the ability to access and secure testing facilities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$—	$36,850	$(36,850)
Operating expenses:
Research and development	1,727,033	2,409,471	(682,438)
General and administrative	1,801,632	1,542,689	258,943
Total operating expenses	3,528,665	3,952,160	(423,495)
Loss from operations	(3,528,665)	(3,915,310)	386,645
Foreign exchange gain (loss)	23,110	(31,432)	54,542
Net loss	$(3,505,555)	$(3,946,742)	$441,187

Collaboration Revenue

We did not recognize any revenue related to the New Life Agreement during the three months ended June 30, 2024, compared to $36,850 during the three months ended June 30, 2023. The decrease of $36,850 was due to our completion of R&D Activities during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $1.7 million for the three months ended June 30, 2024, compared to $2.4 million for the three months ended June 30, 2023. The decrease of $0.7 million was primarily due to cost saving initiatives, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential. In addition to transitioning product development activities to cost advantaged locations such as India and Australia, we have reduced expenditures on tertiary programs and suspended antiviral development related to SON-1010, as well as programs related to SON-080 and SON-1210 while we seek partnering opportunities.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended June 30, 2024, compared to $1.5 million for the three months ended June 30, 2023. The increase of $0.3 million related primarily to costs incurred in connection with the Purchase Agreement and an increase in legal and professional expenses and franchise taxes, partially offset by a decrease in consulting expenses related to licensing.

Comparison of the Nine Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$18,626	$110,550	$(91,924)
Operating expenses:
Research and development	4,538,363	9,972,055	(5,433,692)
General and administrative	4,156,360	5,330,967	(1,174,607)
Total operating expenses	8,694,723	15,303,022	(6,608,299)
Loss from operations	(8,676,097)	(15,192,472)	6,516,375
Other income	4,327,946	—	4,327,946
Foreign exchange gain	39,512	36,517	2,995
Net loss	$(4,308,639)	$(15,155,955)	$10,847,316

Collaboration Revenue

We recognized $18,626 of revenue related to the New Life Agreement during the nine months ended June 30, 2024, compared to $0.1 million during the nine months ended June 30, 2023. The decrease of $0.1 million was due to our completion of R&D Activities during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $4.5 million for the nine months ended June 30, 2024, compared to $10.0 million for the nine months ended June 30, 2023. The decrease of $5.4 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $1.0 million, as well as due to cost saving initiatives, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential. In addition to transitioning product development activities to cost advantaged locations such as India and Australia, we have reduced expenditures on tertiary programs and suspended antiviral development related to SON-1010, as well as programs related to SON-080 and SON-1210 while we seek partnering opportunities.

General and Administrative Expenses

General and administrative expenses were $4.2 million for the nine months ended June 30, 2024, compared to $5.3 million for the nine months ended June 30, 2023. The decrease of $1.2 million related primarily to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million, and cost saving initiatives, as we are managing expenses for liquidity purposes, and a decrease in consulting expenses related to licensing, partially offset by costs incurred in connection with the Purchase Agreement.

Other Income

Other income for the nine months ended June 30, 2024 of $4.3 million was due to net proceeds received in the second fiscal quarter of 2024 from the sale of New Jersey state net operating losses.

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

We have incurred net losses of $4.3 million and $15.2 million for the nine months ended June 30, 2024 and 2023, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $3.6 million at June 30, 2024 will fund our projected operations into November 2024. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,437,553)	$(16,782,729)
Net cash used in investing activities	(12,000)	(273,250)
Net cash provided by financing activities	6,729,625	21,024,171
Net increase in cash	$1,280,072	$3,968,192

Operating Activities

During the nine months ended June 30, 2024, we used $5.4 million of cash in operating activities which was primarily attributable to our net loss of $4.3 million and a $2.5 million net decrease in accounts payable and accrued expenses and other current liabilities primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 and the decrease in research and development expenses; offset by a $0.9 million net decrease in prepaid expenses and other current assets and incentive tax receivable, primarily related to the collection of the incentive tax receivable for fiscal year 2023, and $0.4 million in financing costs related to the Facility that were required to be charged to general and administrative expenses.

During the nine months ended June 30, 2023, we used $16.8 million of cash in operating activities which was primarily attributable to our net loss of $15.2 million, a $0.3 million increase in prepaid expenses and other current assets primarily due to cash outflows for research and development activities, a $1.7 million net decrease in accounts payable and accrued expenses and other current liabilities, and a $0.1 million reduction in deferred income as we recognized collaboration revenue from the New Life Agreement, offset by $0.3 million in acquired in-process research and development and $0.2 million in share-based compensation expense.

Investing Activities

During the nine months ended June 30, 2024 and 2023, we used $12,000 and $0.3 million, respectively, for the purchase of acquired in-process research and development.

Financing Activities

During the nine months ended June 30, 2024, net cash provided by financing activities was $6.7 million, consisting primarily of net proceeds from the sale of common stock and pre-funded warrants in a public offering in the amount of $3.9 million and proceeds from the exercise of warrants in the amount of $3.0 million, offset by $0.2 million of financing costs paid in connection with the Facility.

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

October 2023 Offering

On October 26, 2023, we closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 1,306,250 shares of our common stock and, to certain investors, pre-funded warrants to purchase 1,537,500 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 5,687,500 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.60 and the public offering price of each pre-funded warrant and accompanying common warrant was $1.5999. The common warrants were immediately exercisable at a price of $1.60 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. In connection with the June 2024 inducement offer discussed further below, the exercise price was decreased to $1.20 per share of common stock for common warrants that remained unexercised at the time of the offer. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 85,312 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $2.00 per share and expire five years from the date of issuance.

Committed Equity Facility

On May 2, 2024, we entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to the Facility. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $25.0 million in aggregate gross purchase price of newly issued shares of our common stock and (ii) 622,168 shares of our common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the average price of such shares sold to Chardan under the Facility equals or exceeds the base price set forth in the Purchase Agreement, so that the Exchange Cap limitation would not apply to such issuances and sales pursuant to the Purchase Agreement under the rules of the Nasdaq Stock Market or (ii) our stockholders approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap. The Facility will allow us to raise primary equity on a periodic basis at our sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by us regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of our common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027, unless earlier terminated upon the terms and conditions therein. During the three and nine months ended June 30, 2024, we sold 37,654 shares of common stock pursuant to the Purchase Agreement for net proceeds of $0.1 million.

June 2024 Inducement Offer

On June 19, 2024, we entered into inducement offer letter agreements with holders of certain existing warrants issued in October 2023 having an original exercise price of $1.60 per share to purchase up to an aggregate of 2,828,500 shares of our common stock at a reduced exercise price of $1.20 per share. The transaction closed on June 21, 2024, resulting in gross proceeds of $3.4 million and net proceeds of $2.9 million. Due to beneficial ownership limitations, 1,500,000 shares of common stock related to the exercise of warrants in this transaction are being held in abeyance as of June 30, 2024. Also in connection with this inducement offer, we (i) issued to holders who participated in the transaction new common stock warrants to purchase an aggregate of 5,625,000 shares of common stock, (ii) reduced the exercise price of existing warrants to purchase 2,840,000 shares of common stock for those holders who did not exercise warrants in the transaction from $1.60 per share to $1.20 per share for the remaining term of the warrants, and (iii) reduced the exercise price of certain existing warrants issued in June 2023 to purchase 227,272 shares of common stock from $14.8478 per share to $1.55 per share and extended the expiration date of these warrants from December 30, 2026 to June 21, 2029. The new common stock warrants are immediately exercisable at a price of $1.55 per share and expire five years from the date of issuance. Warrants to purchase 113,140 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants are immediately exercisable at a price of $1.86 per share and expire five years from the date of issuance.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years	Total
Operating Lease (1)	$95,014	$72,324	$—	$—	$167,338
Total	$95,014	$72,324	$—	$—	$167,338

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of June 30, 2024, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2023, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ended June 30, 2024 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission on December 14, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	None.

b)	None.

c)	During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits.

Exhibit No.	Description

10.1	ChEF Purchase Agreement, dated as of May 2, 2024, by and between Sonnet BioTherapeutics Holdings, Inc. and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.2	Registration Rights Agreement, dated as of May 2, 2024, by and between Sonnet BioTherapeutics Holdings, Inc. and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.3	Form of June 2024 Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.5	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

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

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: August 14, 2024	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

