Form 10-K
period 2024-09-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2024-12-17
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-35570

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2932652
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Overlook Center, Suite 102
Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 375-2227

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SONN	The Nasdaq Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $46,150,766.40 on March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $14.88 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of December 16, 2024:

Class	Number of Shares
Common Stock, $0.0001 par value	3,007,431

Documents incorporated by reference

None.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “the Company,” “we,” “us” and “our” refer to Sonnet BioTherapeutics Holdings, Inc. and our consolidated subsidiaries.

On September 30, 2024, we effected a 1-for-8 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share information in this Annual Report on Form 10-K has been adjusted to reflect the reverse stock split.

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

● our ability to complete required clinical trials of our products and obtain approval from the FDA or other regulatory agencies in different jurisdictions;

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

PART I

Item 1. Business.

Overview

Sonnet BioTherapeutics Holdings, Inc. (“we,” “us,” “our,” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single- or bifunctional action. Known as FHAB® (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment that binds to and “hitch-hikes” on human serum albumin (HSA) for transport to target tissues. We designed the FHAB construct to improve drug accumulation in tumors, as well as to extend the duration of activity in the body. FHAB development candidates are produced in a mammalian cell culture, which enables glycosylation and a biological structure similar to the natural cytokines in vivo. We believe our FHAB technology, for which we received a U.S. patent in June 2021, is a distinguishing feature of our biopharmaceutical platform that is well suited for future drug development across a range of human disease areas, including oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

Our current internal pipeline development activities are focused on cytokines, a class of cell signaling proteins that, among other important functions, serve as potent immunomodulatory agents. Working both independently and synergistically, specific cytokines have shown the ability to modulate the activation and maturation of immune cells that fight cancer and pathogens. However, cytokines on their own do not preferentially accumulate in specific tissues and are quickly eliminated from the body. The conventional approach to achieving a treatment effect with cytokine therapy typically requires the administration of high and frequent doses. This can result in a reduced treatment effect accompanied by the potential for systemic toxicity, which poses challenges to the therapeutic application of this class of drugs.

We have built an efficient R&D platform that includes a network of outsourced vendors to help remediate expenses and improve execution timelines. Most of the vendors are strategic collaborators that offer us a preferred status with negotiated costs. The major advantages of this approach include optimized direct investment into projects with expenses that can be rapidly scaled up or down depending on the number of projects. The cost advantages of our platform start at the vendor network selection process, with CMC being one of the most expensive components of the initial drug development step. We have chosen a strategic CMC collaborator in India and has negotiated the cost to be significantly less than the expense incurred from a similar US- or Europe-based vendor. We are conducting two of our three ongoing clinical trials in Australia, which carries a substantial cost reduction relative to US trials via the Australian government’s R&D tax credit program. We are also coordinating the Indian and Australian execution with top R&D vendors from the US, England, Germany, and Switzerland, with the objective of directing the bulk of our operating expense infrastructure towards our drug development pipeline.

Pipeline

We have a pipeline of therapeutic compounds focused primarily on oncology indications of high unmet medical need.

●	Our lead proprietary asset, SON-1010, is a fully human single-chain version of Interleukin 12 (IL-12), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumors. We have completed a non-human primate (NHP) toxicity study, conducted under current Good Laboratory Practices (cGLP), and have successfully manufactured both liquid and lyophilized forms of the drug product for clinical use. In March 2022, the FDA cleared our Investigational New Drug (IND) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated a clinical study (SB102) of SON-1010 in Australian healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023 and the data from SB102 was published in February 2024. We announced the topline safety data from SB101 and completion of dose escalation in December 2024, establishing the MTD as 1200 ng/kg. Clinical benefit, defined as stable disease for at least 4 months, was seen in 48% of the patients, including one who had a partial response to SON-1010 at the highest dose. In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). We have entered into a Master Clinical Trial and Supply Agreement (MCSA) with Roche, along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (PROC) patient setting. Further, we and Roche will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/ 2a combination safety, dose-escalation, and efficacy study (SB221). That trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (MTD) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (RP2D). Part 2 of the study will then investigate SON-1010 monotherapy or its use in combination with atezolizumab with the standard of care (SOC) for PROC in a randomized comparison to show proof-of-concept (POC). As part of our ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended. On September 18, 2024, we announced the completion of enrollment and initiation of dosing in our Phase 1 SB101 clinical trial of SON-1010 in adult patients with advanced solid tumors. We expect to report topline efficacy data from this study in the first half of calendar year 2025. SB101 is our open-label, adaptive-design dose-escalation study to assess the safety, tolerability, and PK/PD of SON-1010 administered to patients with advanced solid tumors. The study enrolled 24 subjects. Primary outcome measures for the study are to evaluate the safety and tolerability of SON-1010 and establish the maximum tolerated dose (MTD) of SON-1010.

●	We acquired the global development rights to a fully human version of Interleukin 6 (IL-6), in April 2020. We refer to this candidate as SON-080, for its target indications of Chemotherapy-Induced Peripheral Neuropathy (CIPN) and Diabetic Peripheral Neuropathy (DPN). Our CIPN Phase 1b/2a clinical trial, SB211, was started in October 2022 but has been terminated. Enrollment of the first portion of SB211 study was completed, which allowed the DSMB to complete its review of the preliminary safety data during the first calendar quarter of 2024. In May 2021, we entered into a license agreement with New Life Therapeutics Pte., Ltd (“New Life”) of Singapore (the “New Life Agreement”), pursuant to which we agreed to be jointly responsible with New Life for developing SON-080 in DPN with the objective of evaluating an ex-US pilot efficacy study after analyzing the CIPN safety data. On December 2, 2024, New Life provided written notice to us of New Life’s intention to exercise its Give Back Option (as defined herein) under the New Life Agreement, subject to the negotiation and mutual agreement of the terms of such Give Back Option by us and New Life. We were informed by New Life that is has elected to move its business in a different direction. In addition, on October 8, 2024, we signed a licensing agreement with an India-based company, Alkem Laboratories Limited (“Alkem”), providing it with the right to develop and commercialize SON-080 in DPN and/or CIPN in India (the “Alkem Agreement”).

●	SON-1210 (IL12-FHAB-IL15), our lead bifunctional compound, combines the FHAB construct with single-chain IL-12 and fully human Interleukin 15 (IL-15). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in NHPs. In August 2024, we announced a clinical collaboration agreement to commence an investigator-initiated and funded Phase 1/2a study of SON-1210 in combination with chemotherapy for the treatment of pancreatic cancer. We are prepared to initiate commercial development of SON-1210, pending the outcome of any partnering activity.

In our discovery pipeline, we are investigating:

●	SON-1400 (IL18BPR-FHAB) and SON-1411 (IL18BPR-FHAB-IL12). On June 13, 2024, we announced the generation and in vitro characterization of two novel drug candidates, SON-1411 (IL18BPR-FHAB-IL12) and SON-1400 (IL18BPR-FHAB), each containing a modified version of recombinant human interleukin-18 (IL-18BPR) linked to the FHAB. SON-1411 is a proprietary bifunctional fusion protein consisting of IL-18 BPR combined with single-chain wild-type IL-12, linked to our FHAB platform, which will replace SON-1410 as a development target. SON-1400 is a monofunctional fusion protein comprising the same IL-18BPR domain linked to the FHAB. IL-18 can regulate both innate and adaptive immune responses through its effects on natural killer (NK) cells, monocytes, dendritic cells, T cells, and B cells. IL-18 acts synergistically with other pro-inflammatory cytokines to promote interferon-γ (IFN-γ) production by NK cells and T cells. Systemic administration of IL-18 has been shown to have anti-tumor activity in several animal models. Moreover, tumor-infiltrating lymphocytes (TILs) express more IL-18 receptors than other T cells. However, IL-18 clinical trials have shown that, although it is well tolerated, IL-18 has poor efficacy in the treatment of cancers, most likely due in large part to the high co-expression of IL-18 binding protein (IL-18BP) in the TME. In particular, IL-18BP serves as a “decoy receptor” that binds to IL-18 with higher affinity, compared with the IL-18Rc complex, thereby causing a negative feedback loop with IL-18 and inhibiting IL-18-mediated TIL activation. Thus, there exists a potential for the discovery of IL-18 variant compositions that could harness the therapeutic potential of IL-18 for the treatment of cancers. Our strategy for amino acid modifications to rIL-18 was based on a compilation of literature review, 3D X-ray crystallography structures, and computer modeling analysis. Subsequently, certain IL-18 variant sequences were synthesized, engineered into expression constructs and manufactured at small scale in either CHO cell culture or E. coli. Highly purified milligram quantities of SON-1411 or SON-1400 were analyzed in vitro for IL-18Rc or IL-18BP binding activities, respectively, using the HEK-Blue™ and Bright-Glo Luciferase™ IL-18Rc reporter assays. In vitro results for at least one variant of IL-18 showed equivalent binding to the IL-18 Rc, compared to the wild-type IL-18 reference molecule, concomitant with no or reduced binding to IL-18BP.

●	SON-3015 (anti-IL6-FHAB-anti-TGFβ), a bifunctional combination of anti-IL6 and anti-Tumor Growth Factor beta (TGFβ) was being developed for tumor and bone metastases. The early-stage bifunctional drug has been generated and has been stored for future use with in vivo mouse studies. We elected to place the SON-3015 development program on hold for expense reduction purposes.

We face numerous challenges and uncertainties with respect to the development and commercialization of our therapeutic compounds, including our FHAB technology. Please see “Risk Factors” contained elsewhere in this prospectus, and the sections entitled “Risk Factors” in the documents incorporated by reference into this prospectus.

Lead Clinical Programs Update

SON-1010: Targeted Immune Activation Cancer Therapy, Turning ‘Cold’ Tumors ‘Hot’, Initially Targeting Solid Tumors and PROC

Phase 1 Trial (SB101 Trial): Advanced Solid Tumors (Monotherapy)

This first-in-human study is primarily designed to evaluate the safety, tolerability, PK, and PD of multiple ascending doses of SON-1010 in cancer patients and is being conducted at several sites across the United States. We recently completed enrollment and dose escalation in the Phase 1 SB101 clinical trial of SON-1010 (IL12-FHAB) in adult patients with advanced solid tumors. We reported that results of SON-1010 at the highest dose have been formally evaluated by the Safety Review Committee. We also announced topline safety data and the completion of dose escalation in December 2024, establishing the MTD as 1200 ng/kg. Clinical benefit, defined as stable disease for at least 4 months, was seen in 48% of the patients, including one who had a partial response to SON-1010 at the highest dose.

Phase 1b/2a Trial (SB221 Trial): Advanced Solid Tumors and PROC (Combo with Atezolizumab)

The second trial is a global Phase 1b/2a multicenter, dose-escalation and randomized proof-of-concept study to assess the safety, tolerability, PK, PD, and efficacy of SON-1010 administered subcutaneously (SC), either alone or in combination with atezolizumab given intravenously (IV) (in collaboration with Genentech, a member of the Roche Group). This study was recently expanded to include the MTD of SON-1010 from SB101. Enrollment remains ongoing and an update on safety at the MTD in that trial is expected in Q1 2025.

Program Highlights:

●	PK data reveals about 10-fold extended half-life for SON-1010 compared with rhIL-12 and suggests tumor targeting by the FHAB.
●	Dose-related IFNγ response.
●	The SON-1010 trials have collectively enrolled 70 subjects, with 10 of 21 patients (48%) with cancer suggesting clinical benefit of SON-1010 monotherapy (Stable Disease at 4 months). One patient had a partial response to SON-1010 at the highest dose.
●	Patients have received up to 25 cycles of SON-1010 as monotherapy and up to 10 cycles of SON-1010 with atezolizumab (Tecentriq®) without dose-limiting toxicity at any dose level.
●	Toxicity is minimized in both trials with the use of a ‘desensitizing’ first dose that takes advantage of the known tachyphylaxis with rhIL-12, which allows higher maintenance doses and potential improvements in efficacy.
●	Favorable safety profile.
●	Dose escalation has been completed and the MTD established at 1200 ng/kg.

Upcoming Milestones:

●	Phase 1: Solid Tumors (Monotherapy)

○	H1 calendar year 2025: Topline Efficacy Data

●	Phase 1b/2a: PROC (Combo with Atezolizumab)

○	Q1 calendar year 2025: Additional Safety Data
○	H2 calendar year 2025: RP2D & Topline Efficacy Data

SON-080: Low dose of rhIL-6 for CIPN and DPN

Phase 1b/2a Trial (SB211 Trial): CIPN

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

In October 2024, we entered into the Alkem Agreement with Alkem for the research, development, manufacturing, marketing, and commercialization of our SON-080 molecule for the treatment of DPN in India and the manufacturing, marketing, and commercialization of SON-080 for CIPN and autonomic neuropathy in India. Alkem will conduct all clinical trials it believes appropriate to obtain regulatory approval in India of SON-080 for the treatment of DPN.

Phase 1b Data Highlights:

●	SON-080 demonstrated to be well-tolerated at both 20 µg and 60 µg/dose, which was about 10-fold lower than the MTD for IL-6 that was established in previous clinical evaluations.
●	Pain and quality of life survey results suggest the potential for rapid improvement of peripheral neuropathy symptoms and post-dosing durability with both doses, compared to placebo controls.

Upcoming Milestones:

●	Subsequent to partnership established with Alkem, preparation plans are being made to support initiation of a Phase 2 clinical trial in DPN, a mechanistically synergistic and larger, high-value indication with unmet medical need.

SON-1210: Proprietary, Bifunctional Version of Human Interleukins 12 (IL-12) and 15 (IL-15), Configured Using Our FHAB Platform, in Combination with Chemotherapy for the Treatment of Advanced Solid Tumors and Metastatic Pancreatic Cancer

As previously announced, we successfully completed two IND-enabling toxicology studies of SON-1210 in non-human primates (NHPs), which demonstrated no overt toxicity in the GLP study apart from the expected and mild, on-target changes in hematology and clinical chemistry parameters that resolved completely within 14 to 21 days post-dosing. A significant increase in interferon gamma (IFNγ), which was controlled and prolonged, was noted as early as one day following administration, with no apparent increase in other proinflammatory cytokines. IFNγ is a well-known pharmacodynamic biomarker that is required for anti-tumor efficacy in preclinical models. Other signs of cytokine imbalance, or uncontrolled increase of pro-inflammatory cytokines (including TNF-α, IL-1β, and IL-6) were notably absent from all dose levels tested in the study.

In August 2024, we entered into the Sarcoma Agreement with the Sarcoma Oncology Center to conduct an investigator-initiated Phase 1/2a clinical study to evaluate SON-1210 in combination with several chemotherapeutic agents including but not limited to NALIRIFOX (the combination of liposomal irinotecan, 5-fluorouracil/leucovorin, and oxaliplatin) for the specific treatment of metastatic pancreatic cancer. The NALIRIFOX regimen is U.S. FDA-approved for the treatment of metastatic pancreatic cancer in the front-line and refractory settings.

Upcoming Milestones:

●	Q1 calendar year 2025: IND Submission
●	H1 calendar year 2025: 1st Patient Dosed in Investigator-Initiated Phase 1/2a Study

Strategy

Our goal is to rapidly advance our pipeline and leverage our therapeutic FHAB platform to become a leader in the discovery, development, and commercialization of biologic drugs. Since our founding, we have remained focused on rapidly progressing pipeline candidates towards the clinic, while also working to establish collaborations with suitable partners. As partnership conversations evolve, we intend to prioritize our expense allocation on assets with the greatest strategic interest. To this end, we have reduced operating expenses during fiscal year 2023 and intends to negotiate a licensing deal that will help fund future pipeline expansion. As one example of a project in its early stages that was announced in October 2022, Janssen’s evaluation of three of our pipeline compounds, SON-1010, SON-1210 and SON-1410, in combination with its cell therapy products remains ongoing.

FHAB program advancement: SON-1010 has entered Phase 1b/2a clinical development to establish maximum tolerated dose (MTD) and to assess clinical benefit in platinum-resistant ovarian cancer (PROC). Regarding our first bifunctional candidate, SON-1210, two IND-enabling toxicology studies in NHPs have been successfully completed and we are prepared to initiate the regulatory authorization process, pending the outcome of any partnering activity.

Progress SON-080 into the next phase of clinical development: SON-080 is a fully human version of low dose IL-6 being studied for chemotherapy-induced peripheral neuropathy (CIPN). IL-6 has successfully been studied in Phase 1 and Phase 2 clinical trials in cancer patients and we initiated a pilot efficacy Phase 1b/2a study in CIPN patients during the second half of 2022 (SB211). The first portion of SB211 to assess primarily the safety of SON-080 administration was successfully completed.

Manufacturing platform: Our compounds are produced using an industry standard mammalian cell (Chinese Hamster Ovary (CHO)) host cell line that allows for rapid scale-up and commercial manufacturing using state-of-the-art manufacturing processes and technologies. The mammalian cell culture system enables glycosylation and a similar biological structure to the natural cytokines in vivo, which reduces the chance of immunogenicity. The manufacture of cytokines for clinical applications, namely their production and purification, poses distinct technical challenges. To this end, we have developed a proprietary continuous intensive perfusion manufacturing process, including a proprietary ligand for efficient down-stream processing, as well as stable lyophilized formulations, for which we are seeking intellectual property protection for certain of these manufacturing and downstream process development steps.

Regulatory strategy: We believe that our drug candidates are significantly differentiated from existing therapies and represent potential breakthroughs in biopharmaceutical drug development. We will endeavor to seek breakthrough therapy designations with regulatory agencies, which could potentially lead to accelerated clinical development timelines.

Pipeline licensing opportunities: We are pursuing partnering opportunities with leading biopharmaceutical companies for the development and commercialization of our pipeline assets.

FHAB technology expansion: We are exploring FHAB technology licenses with external partners interested in expanding its therapeutic deployment, which we believe could lead to the platform’s application in other areas, such as vaccines, antibody drug conjugates, and as a supplement to chimeric antigen receptor (CAR) T-cell technology in vivo. As soon as supportive data are available, provisional patents will be filed to secure exclusivity with FHAB in these fields.

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

Our platform technology was designed to harness HSA as a therapeutic shuttling molecule. HSA is naturally present in the bloodstream and the predominant protein in blood plasma. Albumin is a source of energy for inflamed, hypermetabolic tissues, including tumors. Due to the active need for nutrients, cancer cells overexpress albumin-binding proteins such as the ‘Secreted Protein Acidic and Rich in Cysteine’ (SPARC) and gp60 (albondin glycoprotein).

Pursuant to a Discovery Collaboration Agreement, dated July 23, 2012, and to an Amendment of Discovery Collaboration Agreement, dated May 7, 2019 (together, the “Collaboration Agreement”), XOMA (US) LLC (“XOMA”) granted us a non-exclusive, non-transferrable license and/or right to use certain materials, technologies and information related to the discovery, optimization, and development of antibodies and related proteins and to develop and commercialize products thereunder (each, a “Product”). The Collaboration Agreement included a license to use a fully human bacteriophage library that was designed to generate fully human single-chain antibody variable fragments (scFv) comprising a full repertoire of human heavy and light chains for use in panning biological sequences for specific functions. Applying stringent criteria, we panned millions of scFv binders to HSA to generate our FHAB, which binds to HSA, a globular protein having three major functional domains. It is known that albumin domains 1 and 3 are involved in the binding to FcRn. This allowed us to select and characterize scFv binders that are specific to domain 2, a foundational aspect of our FHAB platform.

We are obligated to make contingent milestone payments to XOMA totaling $3.75 million on a Product-by-Product basis upon the achievement of certain development and approval milestones related to a Product. To that point, the next projected clinical development milestone of $750K is expected to be initiation of enrollment of a Product (i.e., SON-1010) in a Phase 2 Trial. We have also agreed to pay XOMA low single-digit royalties on net sales of Products sold by us. Royalties on each Product are payable on a country-by-country basis until the later of (i) twelve (12) years after the First Commercial Sale (as defined in the Collaboration Agreement), and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. In addition, we have the right to reduce the rate of the royalty on a Product-by-Product basis by paying XOMA a specified amount. The Collaboration Agreement may be terminated by either party for cause and contains customary indemnification provisions.

Our FHAB has demonstrated a high binding affinity to serum albumin across species (human, mouse and cynomolgus monkey), with little-to-no immunogenicity, and retains the benefits of neonatal FcRn-mediated recycling of albumin for extending serum half-life. Unlike monoclonal antibodies (mAbs), this binding occurs without invoking ADCC (antibody-dependent cellular cytotoxicity) or CDC (complement-dependent cytotoxicity). The FHAB construct physically binds serum albumin (Figure 1) through an ionic, hydrophobic mechanism, which we believe offers a distinct advantage over technologies that rely on chemical, covalent binding. Once broken, a covalent bond cannot reform, whereas our FHAB is designed with the ability to bind, unbind and rebind to albumin in dynamic equilibrium. As albumin also binds to the albumin receptors gp60 and SPARC, FHAB leverages innate biological mechanisms for targeted delivery to and accumulation of the therapeutic payload in the tumor microenvironment.

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

Another unique advantage of our FHAB is its linker design (Figure 1) that is used for attaching one or two large molecule therapeutic payloads for single or bifunctional activity. Our G4S (glycine, serine) peptide linkers are flexible, while being long enough to prevent steric hindrance and can assume a rod-like configuration for enhanced penetration of tight tissue matrices. In addition to maintaining distance between the therapeutic functional domains, our linkers are fully human and non-immunogenic across the linker structure, including at the payload binding region. In bifunctional constructs, the orientation of the therapeutic payloads can be manipulated to improve potential treatment effects.

One or two payloads can be attached with flexible linkers
V_L
V_H
Sonnet's **F_HAB** binds to **Albumin**
Albumin binds FcRn to extend half-life
Albumin binds GP60 in tumor vessels
Albumin binds SPARC in the TME at low pH

Figure 1: Our FHAB binds to a unique site on albumin without interfering with its physiologic functions. Albumin is the most abundant protein in human serum, primarily due to binding to the FcRn, which extends the half-life. Tumor vessels have abundant FcRn and GP60 receptors that provide targeting of the FHAB. SPARC is present in the tumor microenvironment of many solid tumors, enhancing the retention of the FHAB complex in the tumor.

As a final key design component, FHAB is produced in mammalian cell culture, specifically Chinese Hamster Ovary (CHO) cells, which enables glycosylation for reducing or potentially eliminating immunogenicity. Using CHO, we have created several different genetic fusion constructs with various low molecular weight therapeutic proteins (e.g., recombinant cytokines or antibodies, such as IL-12, IL-15, IL-18, anti-IL-6, and anti-TGFβ). Recombinant therapeutic proteins, including cytokines, have shown great therapeutic potential and are quite potent but can lack tissue specificity, which can lead to toxicity. Due to their small size (< 50 kDa), cytokines also suffer from a shorter circulation half-life (minutes-to-hours versus 21 days for albumin) compared to monoclonal antibodies. In mouse and NHP models, FHAB-derived compounds have demonstrated substantially greater serum half-lives, improved tissue accumulation, and have marked tumor reduction activity when compared to their respective naked recombinant cytokines.

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

CAR T-cell Therapy: CAR T-cell therapy involves genetically modifying a patient’s own T cells to recognize cancer cells for more effectively targeting and killing tumors. We believe our targeted constructs utilizing interleukins could be systemically co-administered to enhance CAR T-cell efficacy.

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

Figure 2: The molar equivalent for IL-12 (0.9µg) is IL12-FHAB (1.3 µg) and they have similar bioactivity in vitro; however, in vivo, IL12- FHAB is approximately 35-fold more potent than IL-12 (at day 10, 1.3µg IL12-FHAB > IL-12 30µg).

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

In February 2021, we announced the successful completion of a NHP non-GLP repeat-dose toxicology study of SON-1010, the data from which were used to inform the design of the cGLP toxicity study in preparation for IND submission. The objectives of the non-GLP study were to evaluate the toxicity of SON-1010 in a repeat dose regimen at several dose levels and to gather critical data for the design of further IND-enabling safety and toxicity studies. The study included both intravenous (IV) and SC routes of administration with a total of two injections given 14 days apart. The highest dosage rate utilized in this study was greater than 50 times the anticipated clinical level of exposure to patients. Study results included:

●	Repeat dosing by IV and SC routes of administration was tolerated at both dose levels examined. As is typically observed with IL-12 administration, the white blood cell count dropped, and liver enzymes (ALT and AST) were elevated. These were transient effects that returned to baseline within 7 days following the second dose.
●	SON-1010-related changes in the physiological observations, body weight, pathology, cytokines and immunophenotyping were seen, all of which were consistent with those on-target effects previously observed in single dose studies.

●	A significant increase in IFN-γ levels, a key pleiotropic cytokine associated with anti-tumor activity, was observed following the initial dose of SON-1010 with lower IFN-γ levels observed following the second dose. This trend follows the published data from other studies of IL-12 in both humans and NHPs. Signs of cytokine imbalance, or uncontrolled increase of pro-inflammatory cytokines, including TNF-α, IL-1β, and IL-6 were notably absent from all dose levels tested in the study.
●	Pharmacokinetic analysis indicated a mean serum half-life of approximately 40 hours in animals administered SON-1010 via SC injection. This is consistent with data from the previously conducted dose escalation phase of the study, which demonstrates a substantial improvement in half-life compared to the 13-19-hour half-life of naked, recombinant human IL-12.
●	These results build on those from the work with the B16F10 mouse model of melanoma, where the mouse version of SON-1010 showed a 20-fold reduction in the dosage required to achieve a similar therapeutic effect compared to mouse IL-12. Taken together, we believe the observed extended half-life, improved therapeutic window and reduced dosing requirement, made possible by our FHAB technology, represent key advantages of SON-1010 as a potential immune oncology therapeutic.

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

SON-1010 in the Clinic

We initiated the first-in-human (FIH), Phase 1 trial (SB101) to assess the maximum tolerated dose (MTD) for adult patients with advanced solid tumors and platinum-resistant ovarian cancer (PROC) in April 2022 and we presented initial data from the study at AACR in April 2023. More patients will be enrolled in the expansion portion of the study to confirm a recommended Phase 2 dose (RP2D). The very first patient dosed, with an aggressive endometrial sarcoma, had substantial tumor shrinkage with complete resolution of her ascites at one point, and was clinically and radiographically stable for nearly two years. Dosing in the first 3 cohorts was initially performed every 4 weeks but was subsequently done every 3 weeks in the latter cohorts to enhance safety at higher doses. On September 18, 2024, we announced the completion of dose-escalation enrollment in our Phase 1 SB101 clinical trial of SON-1010 in adult patients with advanced solid tumors. We expect to report topline efficacy data in the first half of calendar year 2025.

We started a single-ascending dose (SAD) Phase 1 clinical study (SB102) in Australian healthy volunteers in July 2022 to carefully study the PK and PD without interference from the impact of chemotherapy. Data from the SB102 study were reported during the calendar first quarter of 2023 and were published in February 2024. Typical dose-related increases were seen with SON-1010 in the serum using a validated electrochemiluminescence assay (Meso Scale Diagnostics (MSD)) after SC administration. Mean serum concentration versus time profiles following the single SC injection of SON-1010 are presented for the first week. Between the SON-1010 lowest- (50 ng/kg) and highest- (300 ng/kg) dose cohorts (a 6x escalation in dose), the serum Cmax increased by 4.5x, and the time to reach that (Tmax) was approximately 11 h. This was associated with a corresponding 4.5× increase in the exposure area under the concentration time curve (AUC) from time zero to the time of last observable concentration (AUC0-t), and the shape of the curves indicated typical two-compartment elimination kinetics (Figure 5). The mean T½ across all dose cohorts was 104 h, and the serum concentrations for the majority of the participants remained above the lower limit of quantitation (LLOQ) for 336 h. The mean Cmax value increased in a less than proportional manner between dose cohorts, yielding nonlinear PK.

The MSD assay was also used to study repeat dosing in patients with advanced solid tumors in study SB101, including dose escalation up to the same maximum dose used in SB102. Interestingly, the SON-1010 concentration curves, compared with a single dose in healthy volunteers showed an atypically dissimilar contour (Figure 5). Single-compartment elimination kinetics were noted in patients with cancer, compared to the two-compartment elimination kinetics observed in the healthy volunteers. The unusual PK results comparing these two clinical studies suggest the potential for an improved local immune response due to accumulation in the TME in patients, which could make SON-1010 more effective than prior efforts with systemic immunotherapy using rIL-12. The dose relationship also suggests target-mediated drug disposition (TMDD), perhaps due to the retention of SON-1010 caused by albumin binding to SPARC and its slow release from the tumor tissue.

SB102
300 ng/kg
150 ng/kg
100 ng/kg
50 ng/kg
SON-1010 (pg/mL)
Hours
SB101 Cycle 1
SB101 Cycle 2
50 ng/kg q4w
150 ng/kg q4w
150 -> 300 ng/kg q4w
150 -> 300 ng/kg q3w

Figure 5: SON-1010 levels were assessed frequently after dosing, then followed at the times indicated in each study. Subjects in study SB102 received a single dose, while patients in study SB101 were administered a fixed dose of SON-1010 (in the first two groups) or a desensitizing first dose followed by a higher maintenance dose (in the last two groups) in the next cycle. Error bars (geometric mean CV%) are shown for the lowest and highest groups, respectively.

Among the cytokine PD responses, the observed increases in IFN-ɣ were most pronounced and were dose-related, controlled, and prolonged. SON-1010 induced IFN-ɣ in all active-drug subjects, which peaked at 24 to 48 hours then returned to baseline after 2 weeks (Figure 6). IFN-ɣ was the most prominent cytokine responding. The mean Cmax value disproportionately increased between the wide range of doses tested, peaking at 977 pg/mL in the highest dose cohort (300 ng/kg). The time taken to achieve maximal IFN-ɣ blood concentrations varied greatly between cohorts and did not correlate with the dose, with the mean time required to peak ranging from 28.8 to 85.0 hours. The AUC0-t also increased disproportionately following the cohort doses and rose to 106,000 h*pg/mL in the highest-dose cohort. However, the partial areas under the concentration-time curve from time zero to 24 h, 48 h, and 168 h increased in a dose-dependent manner. The Cmax and AUC PK parameters in SB101 were similar after the second dose compared to the first dose in SB102, while the IFN-ɣ PD parameters of Cmax and AUC were suppressed in SB101, presumably by induction of the intracellular suppressors of cytokine signaling (SOCS) proteins.

There were small transient increases in IL-6, IL-8, IL-10, and TNF-α after dosing but no consistent pattern was seen with IL-1β, IL-2, or IL-4, and there was no evidence of cytokine release syndrome (CRS). Safety was consistent with what has been reported previously; adverse events have generally been mild/moderate, transient in nature, and have all been tolerable.

Figure 6: Cytokine levels were assessed frequently after dosing for PD, then followed on the days indicated for the rest of the SB102 study.

A Phase 1b/2a trial (SB221) of SON-1010 in combination with atezolizumab is in progress. This trial is a multicenter, dose-escalation, and randomized proof-of-concept study being conducted in the US and Australia that targets platinum-resistant ovarian cancer (PROC). The goal is to assess the safety, tolerability, PK, PD, and efficacy of SON-1010 administered subcutaneously (SC), either alone or in combination with atezolizumab given intravenously (IV). SON-1010 has been safe and tolerable at all doses tested to date. Adverse events have generally been mild/moderate and transient in nature, with no study discontinuations for safety reasons. In addition, adverse effects have been less numerous and less intense with subsequent doses.

Safety in both of the active cancer trials has been reviewed by their respective Safety Review Committees at each step during dose escalation. Both trials use a ‘desensitizing’ first dose to take advantage of the known tachyphylaxis with rhIL-12, which minimizes toxicity and allows higher maintenance doses. No dose-limiting toxicities or related serious adverse events have occurred to date. The safety and toxicity profile that has developed is typical for a Phase 1 oncology trial, with the majority of adverse events (AEs) being reported as mild. All have been transient, with no evidence of cytokine release syndrome. Of the 25 cancer patients dosed to date and evaluable for follow-up at the latest cutoff, 15 (60%) had stable disease at their first follow-up scan, 8 of whom were progressing at study entry. At four months follow-up, 8 of 23 evaluable patients remained stable at the second CT scan, suggesting clinical benefit of SON-1010 in 35% of the patients.

SON-080 for Chemotherapy Induced Peripheral Neuropathy

Through our pipeline expansion efforts, we have identified IL-6 as a cytokine with important biological properties when delivered as a standalone molecule. Our lead clinical stage asset, SON-080, is the native human version of IL-6 that is also manufactured in Chinese Hamster Ovary (CHO) cells. A previous version of recombinant IL-6 has been studied in Phase 1 and Phase 2 clinical trials in cancer patients with thrombocytopenia and in healthy volunteers. Our comparable version will advance to the next stage of development in chemotherapy-induced peripheral neuropathy (CIPN), a common side effect of treatment with antineoplastic agents in cancer. CIPN is a debilitating condition that manifests itself as pain, numbness and tingling in the extremities. It has been reported in as many as 70% of patients undergoing specific cancer regimens and is a leading cause of patients prematurely aborting chemotherapy. In animal experiments designed to replicate the clinical symptoms of CIPN, recombinant IL-6 presented disease-modifying characteristics, including the potential to repair damaged nerves.

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

These data form the basis for our clinical trials in CIPN conducted in Australia. We defined the two doses used to be significantly below the MTD, as supported by preclinical studies. For comparison, our target dose was to provide a cumulative dose that is 25 times below the mean cumulative dose reached for a similar period of dosing. We also believe that SON-080 has significant potential for treating other neuropathies, including DPN, as well as other diseases of the nervous system, and we are currently evaluating forward development paths for these opportunities. We initiated an ex-US Phase 1b/2a pilot-scale efficacy study with SON-080 in CIPN in July 2022. The Data Safety Monitoring Board (DSMB) reviewed the initial safety findings after enrollment was completed in Part 1. Data from that study was announced in July 2024, showing safety, tolerability and preliminary evidence of improvement in symptoms.

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

Exercise has long been recognized by WHO and caregivers as an effective means of treating and potentially preventing diabetes and several pilot studies have provided evidence to support its role in improving DPN. However, a majority of diabetic patients are physically unable to perform exercise. Regular exercise is known to improve diabetes-associated markers such as HbA1c and glucose homeostasis, to ameliorate heart rate variability and to stimulate recovery of both nerve function and blood flow. Recent evidence demonstrates that IL-6 is released during exercise and mediates some of the beneficial effects of physical activity. We have completed preclinical work in animal models of DPN in which exogenous administration of IL-6 exhibited restorative activity in epidermal nerve density, nerve function, blood flow, and reactions to painful or disturbing stimuli. In this context, SON-080 may become a future pivotal disease-modifying therapy for the treatment of DPN.

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

Duration (weeks)
0
4
8
Nondiabetic group
NV
4D
8DV
8D1L
8D3L
8D10L
Diabetic groups
Diabetes induction
Start of treatment (vehicle or IL-6)
End of treatment

A
Velocity (m/s)
70
65
60
55
50
45
40
NV
4D
8DV
8D1L
8D3L
8D10L

Sciatic Nerve conduction velocity (motor)

B
Velocity (m/s)
70
65
60
55
50
45
40
NV
4D
8DV
8D1L
8D3L
8D10L

Saphenous Nerve conduction velocity (sensory)

NV: Vehicle-treated nondiabetic control group
4D: Diabetic control group 4 weeks post streptozotocin

8Dxx: Diabetic groups 8 weeks after diabetes induction.
Receiving subcutaneous injection TIW for 4 weeks with:

8DV: Vehicle
8D1L: IL-6 1 µg/kg
8D3L: IL-6 3 µg/kg
8D10L: IL-6 10 µg/kg

C
Blood flow (ml/min/100g)
20
15
10
5
0
D
Blood pressure (mmHg)
140
120
100
80
60
40
20
0
E
VC (ml/min/100g/mmHg)
0.20
0.15
0.10
0.05
0.00
NV
4D
8DV
8D1L
8D3L
8D10L

*, **, *** $p<0.05$, $p<0.01$, $p<0.001$ vs. NV group
†, †††, $p<0.05$, $p<0.001$, effects of IL-6 treatment vs. 8DV group

Figure 11: Curative treatment with IL-6 in rats with established diabetic neuropathy induced by streptozotocin. Cameron et al, Exp Neurol 207 (2007) 23-29.

Beyond the oncology indication, 15 pilot studies totaling 167 subjects, including 27 patients with type 2 diabetes, were conducted by independent academic groups not affiliated with us to evaluate the role of IL-6 in exercise and metabolism. The peer-reviewed results suggest that low dose IL-6 mimics several beneficial aspects of exercise, including expression of anti-inflammatory molecules, increased lipid metabolism, decreased insulin secretion, and activation of the STAT3 signaling pathway in muscle.

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

SON-080: Alkem Agreement

In October 2024, we announced the execution of the Alkem Agreement with Alkem for the treatment of DPN in India as well as the manufacturing, marketing and commercialization of SON-080 for the treatment of CIPN and autonomic neuropathy in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of certain expenses, including conducting clinical studies, preparing and filing regulatory applications and undertaking other developmental and regulatory activities for commercializing SON-080 for DPN in India. Alkem has agreed to pay us, within 12 weeks of the Effective Date of the Alkem Agreement, a $1.0 million upfront non-refundable cash payment, of which $0.5 million was paid in October 2024, which after tax withholdings resulted in a net payment of $0.4 million, as well as potential additional milestone payments totaling up to $1.0 million subject to the achievement of certain development and regulatory milestones. In addition, Alkem is obligated to pay us a royalty equal to a percentage in the low double digits of net sales less Alkem’s actual cost of goods sold and Alkem’s sales and marketing and related expenses of SON-080 in India until the first commercial sale of a competitive Intermittent Low Dose IL-6 compound as set forth in the Alkem Agreement.

SON-080: New Life Therapeutics Agreement

In May 2021, we announced the execution of the New Life Agreement, described in detail below which resulted in the out-license of our IL-6 (SON-080) asset for DPN to New Life. The licensed territory includes the 10 ASEAN countries of Singapore, Malaysia, Indonesia, Thailand, The Philippines, Cambodia, Brunei, Vietnam, Myanmar, and Lao PDR. In June and July of 2021, we amended the New Life Agreement to make Sonnet BioTherapeutics, CH, SA (rather than Sonnet BioTherapeutics, Inc.) the party to the New Life Agreement (First Amendment) and we also made Sonnet BioTherapeutics, Inc. the Guarantor of performance under the New Life Agreement (Second Amendment), respectively. In addition to the initial $0.5 million received by us upon signing of the LOI in August 2020, an additional $0.5 million non-refundable upfront payment was received by us upon execution of the New Life Agreement. According to the terms of the New Life Agreement, we could receive a $1.0 million deferred license fee within 30 days of the achievement of an early commercial sales milestone, a total of up to $19.0 million in milestone payments and a tiered royalty ranging from 12% to 30% on commercial sales. On December 2, 2024, New Life provided us with written notice of its intention to exercise its Give Back Option pursuant to the New Life Agreement. We were informed by New Life that is has elected to move its business in a different direction. We are negotiating the terms of the Give Back Option with New Life. If we and New Life are unable to reach a mutual agreement on such terms, the Give Back Option will expire unexercised, New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement and the New Life Agreement will remain in effect unless otherwise terminated by either us or New Life pursuant to the terms and conditions of the New Life Agreement. In October 2024, we entered into the Alkem Agreement for the development of SON-080 in DPN. The data generated from this collaboration will inform our decision about moving SON-080 forward into the next phase of DPN development.

SON-1210

SON-1210, our lead bifunctional construct, combines IL-12 and IL-15 conjugated to FHAB. These cytokines were selected based on synergistic biologic activity. IL-12 is known to increase IL-15Rα receptor and IFN-ɣ, activate NK and TH1 (tumor killing) cells, and decreases Tregs. IL-15 acts through its specific receptor, IL15Rα, which is expressed on antigen-presenting dendritic cells (APC), monocytes, and macrophages. In addition to the potential antitumor properties of IL-12 described above, we believe IL-15 can potentially add the following complementary activity:

●	Induce differentiation and proliferation of T, natural killer (NK), and B cells
●	Enhance cytolytic activity of CD8+ T cells
●	Induce long-lasting CD8+ memory T cells enhancing immune surveillance against cancer for month/years
●	Stimulate differentiation and immunoglobulin synthesis by B cells
●	Induce maturation of dendritic cells
●	Upregulate IL-12β1 receptor expression

We have conducted a number of preclinical studies with SON-1210 and the murine version (mIL12-FHAB-hIL15) and this work was published in December 2023. Mice injected once or three times with the doses indicated had suppressed tumor growth in the B16F10 melanoma model compared to controls (Figure 12). Compared to placebo-treated mice, mIL12-FHAB-hIL15 mice showed slower tumor growth in a dose-dependent manner. A single dose of 5 μg was fully effective, whereas a single dose of 10 μg did not further slow the tumor volume increase. The 3x group showed an even more effective response, with tumor growth delayed until day 14. All groups treated with mono- or bifunctional cytokine(s) linked to FHAB showed significant growth inhibition, starting on day 4. A time-to-event efficacy approach in the mice revealed an increase in survival following mIL12-FHAB-hIL15 treatment, with 1 μg inducing 12-day median survival, whereas 10 μg induced 19-day survival, compared to 10 days in the tumor-bearing placebo mice. The median survival with a single mIL12-FHAB-hIL15 dose of 5 μg was 18.5 days, which was prolonged to 21 days after 3 doses. Thus, there was a clear dose-dependent effect of mIL12-FHAB-hIL15 treatment on survival (p < 0.01).

Figure 12: These data show an enhanced reduction in tumor growth with mIL12-FHAB-hIL15 compared to concomitantly administered, naked mIL-12 and hIL-15 in a mouse model of melanoma.

Analysis of PD cytokine response 3 days after dosing (Figure 13) showed that mIL12-FHAB-hIL15 increased IFN-ɣ, IL-10, IL-12, IL-6, and TNFα levels in a dose-dependent manner compared to the tumor-bearing placebo group, with no evidence of cytokine release syndrome. There was a substantial increase in IFN-ɣ levels with a single dose of mIL12-FHAB-hIL15 to over 2000 pg/mL at 3 days, whereas mild increases were observed in other cytokines. Two doses of 5 μg increased the peak response to almost 9000 pg/mL. By day 8, the cytokine response pattern was sustained but generally dampened, with maximal IFN-ɣ levels returning to 500 pg/mL after a single dose or 2100 pg/mL after three doses of mIL12-FHAB-hIL15 at 5 μg. However, TNFa levels remained elevated.

Figure 13: The combination of IL-12 and IL-15 in cis linked to the FHAB displayed synergistic activity, leading to enhanced IFN-ɣ activity versus the combined cytokines or IL12-FHAB alone in a mouse model of melanoma.

In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in NHPs. A NHP non-GLP dose escalation study of SON-1210 was completed in September 2022, and a GLP repeat dose NHP study was completed in the fourth calendar quarter of 2022. The cGMP manufacturing for bulk drug is complete, and a lyophilized formulation of drug product was manufactured in early 2023 to support the FIH clinical study. The initial tox material supported the non-GLP study, while the GLP study was being performed on the same lot of GMP drug as intended for the Phase 1 clinical study. The regulatory authorization process for SON-1210 is scheduled to commence pending the outcome of any partnering activity.

SON-1210: Sarcoma Oncology Center Agreement

On August 19, 2024, we announced that we had entered into a Master Clinical Collaboration Agreement (the “Sarcoma Agreement”) with the Sarcoma Oncology Center, to advance the development of SON-1210, our bifunctional IL12-FHAB-IL15 asset. Preclinical data published on December 20, 2023 demonstrated the potential of SON-1210 for solid tumor immunotherapy. An Innovative Immuno-Oncology Consortium (“IIOC”) led by oncology experts funded by the Sarcoma Oncology Center will conduct an investigator-initiated Phase 1b/2a study of SON-1210. Under the terms of the Sarcoma Agreement, the IIOC, in collaboration with us, will prepare a protocol and conduct clinical study to evaluate SON-1210 in combination with several chemotherapeutic agents for the specific treatment of metastatic pancreatic cancer. We will provide the study drug, SON-1210, and support operational services for the planned Phase 1b/2a study.

Discovery Assets: SON-1410 (IL18-FHAB-IL12) and SON-3015 (Anti-IL6-FHAB-Anti-TGFβ)

In August 2021, we announced the selection of a novel development candidate after completing comparative studies in a mouse melanoma model. The candidate represents our second bifunctional compound integrating IL-12 and IL18 with our FHAB platform. The target indications for SON-1410 will be melanoma and renal cancers.

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

We face numerous challenges and uncertainties with respect to the development and commercialization of our therapeutic compounds, including our FHAB technology. Please see “Risk Factors” contained elsewhere in this report, and the sections entitled “Risk Factors” in the documents incorporated by reference into this report.

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

With respect to SON-080, we are aware of other companies developing products to treat CIPN, including but not limited to Kyorin Pharmaceuticals and Trevana; however, we believe we are the only company studying the use of a disease-modifying cytokine for the indication. Regarding DPN, there are several companies selling commercially approved drugs, including but not limited to Eli Lilly, Ono Pharmaceuticals, Pfizer, Collegium Pharmaceuticals and Daiichi Sankyo, as well as a number of companies with compounds in clinical development, including but not limited to Avanir Pharmaceuticals, Pfizer, Vertex Pharmaceuticals, Applied Therapeutics, and Helixsmith.

With respect to our first FHAB-derived candidate, SON-1010, we are aware of other competing IL-12 programs, which include, but are not limited to those being developed by Xilio Therapeutics, Werewolf Therapeutics, Dragonfly Therapeutics, Krystal Biotech and Precigen. We believe that our FHAB integrated IL-12 is tumor-targeted with an enhanced PK profile that differentiates it from the competition.

With respect to our earlier stage pipeline FHAB product candidates SON-1210, SON-1411 and SON-3105, we are not aware of any other competing companies working on these specific bifunctional programs.

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

To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the one of the CDMOs with whom we currently work has increased their scale of production, and is building a cGMP manufacturing site in the United States, available by Q3 calendar year 2024. The landscape for CDMOs is strong and there are multiple potential sources for contract manufacturing. We have not yet engaged alternate suppliers since our current CDMO is able to scale production and continues to successfully manufacture our pipeline. Our relationships with CDMOs are managed by internal personnel with extensive experience in pharmaceutical development and manufacturing.

License and Other Commercial Arrangements

Janssen Pharmaceuticals (Johnson & Johnson)

In October 2022, we announced a collaboration agreement with Janssen Biotech, Inc. (Janssen), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, where in vitro and in vivo efficacy of SON-1010 (IL12-FHAB), SON-1210 (IL12-FHAB-IL15) and SON-1410 (IL18-FHAB-IL12) will be evaluated in combination with certain Janssen proprietary cell therapy assets. The agreement was facilitated by Johnson & Johnson Innovation. Under the terms of the agreement, we will supply the three referenced compounds for use in head-to-head in vitro and in vivo efficacy studies. If successful and subject to provisions of the agreement, Janssen could exercise its option and we could then seek a license and/or an expanded collaboration.

Alkem Laboratories Limited

On October 8, 2024, we entered into the Alkem Agreement with Alkem. Pursuant to the Alkem Agreement, we granted Alkem an exclusive license (with the right to sublicense) to research, develop, manufacture, import, export, market, use and commercialize pharmaceutical products containing our IL-6 (SON-080) asset (or any derivatives, fragments or conjugates thereof) (the “Compounds”) (such products, the “Products”) for the treatment of diabetic peripheral neuropathy (DPN) (the “DPN Field”) and to manufacture, import, export, market, use and commercialize Products for the treatment of chemotherapy-induced peripheral neuropathy (CIPN) and autonomic neuropathy (together with the DPN Field, collectively, the “Fields”) in India (the “Exclusive Territory”). Except as provided for in the Alkem Agreement, we agreed not to develop, use, sell, offer or otherwise commercialize any Compounds or Products for use in the DPN Field in the Exclusive Territory during the term of the Alkem Agreement. We retain all rights to manufacture Compounds and Products anywhere in the world. We shall enter into a follow-on supply agreement with Alkem pursuant to which we shall manufacture for Alkem Compounds and Products for development and commercialization thereof in accordance with the Alkem Agreement on terms to be negotiated by the parties. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies (if any, subject to both parties’ approval), preparing and filing applications for regulatory approval and undertaking other developmental and regulatory activities for commercializing Products in the DPN Field in the Exclusive Territory. Alkem will own and maintain all regulatory filings and approvals for Products in the Exclusive Territory. Upon payment of a Clinical Data Access Fee (as defined in the Alkem Agreement), we will have rights to access and use the data generated by the clinical trials conducted in connection with the Alkem Agreement.

In consideration of the license and other rights granted by us, Alkem agreed to pay us, within 12 weeks of the effective date of the License Agreement, a $1.0 million upfront non-refundable cash payment, of which $0.5 million was paid in October 2024, which after tax withholdings resulted in a net payment of $0.4 million, as well as potential additional milestone payments totaling up to $1.0 million subject to the achievement of certain development and regulatory milestones. In addition, during the Royalty Term (as defined below), Alkem is obligated to pay us a royalty equal to a percentage in the low double digits of net sales less Alkem’s actual cost of goods sold and Alkem’s sales and marketing and related expenses of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product basis in the Exclusive Territory, the period commencing on the date of the First Commercial Sale (as defined in the License Agreement) of such Product in the Exclusive Territory and continuing until Alkem ceases Commercialization (as defined in the Alkem Agreement) of such Product in the DPN Field. The Royalty Term shall expire upon the first commercial sale of a competitive Intermittent Low-Dose IL6 compound as set forth in the Alkem Agreement.

We retain the sole responsibility to pay our third party licensors to the extent such obligations are applicable to the rights granted to Alkem with respect to the Products and shall remain liable for all obligations under the license related to the Compounds and Products between us and ARES Trading SA. The Alkem Agreement will remain in effect in perpetuity until terminated as a result of breach, bankruptcy or upon 90 days prior written notice, in each case as set forth in the Alkem Agreement. Pursuant to the Alkem Agreement, the parties agreed to form a joint development committee to provide strategic oversight of the parties’ collaboration activities under the Alkem Agreement, including to coordinate the development of Products in the Exclusive Territory. The Alkem Agreement also contains customary representations, warranties and covenants by both parties, as well as customary provisions relating to indemnification, confidentiality and other matters.

Sarcoma Oncology Center

On August 19, 2024, we announced that we had entered into a Master Clinical Collaboration Agreement (the “Sarcoma Agreement”) with the Sarcoma Oncology Center, to advance the development of SON-1210, our bifunctional IL12-FHAB-IL15 asset. Preclinical data published on December 20, 2023 has demonstrated the potential of SON-1210 for solid tumor immunotherapy. An Innovative Immuno-Oncology Consortium (“IIOC”) led by oncology experts funded by the Sarcoma Oncology Center will conduct an investigator-initiated Phase 1b/2a study of SON-1210 in pancreatic cancer, an indication with significant unmet medical need. Under the terms of the Sarcoma Agreement, the IIOC, led by Dr. Sant Chawla, Director of the Sarcoma Oncology Center, in collaboration with us, will prepare a protocol and conduct an investigator-initiated Phase 1b/2a clinical study to evaluate SON-1210 in combination with several chemotherapeutic agents including but not limited to the combination of liposomal irinotecan, 5-fluorouracil/leucovorin, and oxaliplatin (“NALIRIFOX”) for the specific treatment of metastatic pancreatic cancer. NALIRIFOX is the U.S. FDA regimen approved for the treatment of metastatic pancreatic cancer in the front-line setting. We will provide the study drug, SON-1210, and support operational services for the planned Phase 1b/2a study.

Roche

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). Wes have entered into a Master Clinical Trial and Supply Agreement (“MCSA”) with Roche, along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, we and Roche will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221).

New Life

In May 2021, we entered into the New Life Agreement with New Life. Under the New Life Agreement, we granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life had the ability to exercise an option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option is non-exclusive and also expired on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option is exclusive and expired on December 31, 2021. In June and July of 2021, we amended the New Life Agreement to make Sonnet BioTherapeutics CH SA (rather than Sonnet BioTherapeutics, Inc.) the party to the New Life Agreement (First Amendment) and we also made Sonnet BioTherapeutics, Inc. the Guarantor of performance under the New Life Agreement (Second Amendment), respectively.

We will retain all rights to manufacture Compounds and Products anywhere in the world. New Life and us shall enter into a follow-on supply agreement pursuant to which we shall supply to New Life Products for development and commercialization thereof in the DPN Field (if applicable) (and the CIPN Field, if applicable) in the Exclusive Territory on terms to be negotiated by the parties. We will also assist in transferring certain preclinical and clinical development know-how that is instrumental in New Life’s ability to benefit from the license.

New Life will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies and other developmental and regulatory activities for commercializing Products in the DPN Field (if applicable) (and the CIPN Field, if applicable) in the Exclusive Territory.

New Life paid us a $0.5 million non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate a license agreement and a $0.5 million non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement. New Life is also obligated to pay a non-refundable deferred license fee of an additional $1.0 million at the time of the satisfaction of certain milestones, as well as potential additional milestone payments to us of up to $19.0 million subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay us tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DPN Field (or CIPN Field, if applicable).

The New Life Agreement will remain in effect on a Product-by-Product, country-by-country basis and will expire upon the expiration of the Royalty Term for the last-to-expire Product in the last-to-expire country, subject to (i) each party’s early termination rights including for material breach or insolvency or bankruptcy of the other party and (ii) our Buy Back Option and New Life’s Give Back Option (as defined below).

In addition, New Life granted to us an exclusive option to buy back the rights granted by us to New Life (the “Buy Back Option”) and we granted New Life the right to give back the rights with respect to Products in the DPN Field and/or the CIPN Field (if applicable) in one or more countries in the Exclusive Territory on terms to be agreed upon (the “Give Back Option”), which options will expire upon the initiation of a Phase III Trial for the applicable Product. On December 2, 2024, New Life provided us with written notice of its intention to exercise its Give Back Option pursuant to the New Life Agreement. We were informed by New Life that is has elected to move its business in a different direction. We are negotiating the terms of the Give Back Option with New Life. If we and New Life are unable to reach a mutual agreement on such terms, the Give Back Option will expire unexercised, New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement and the New Life Agreement will remain in effect unless otherwise terminated by either us or New Life pursuant to the terms and conditions of the New Life Agreement.

XOMA

We (as successor-in-interest to Oncobiologics, Inc. (“Oncobiologics”), after Oncobiologics spun-off certain assets into us and concurrently distributed all of its shares in us on a pro rata basis to Oncobiologics’s stockholders on April 6, 2015) and XOMA (US) LLC (“XOMA”) are party to a Discovery Collaboration Agreement, dated July 23, 2012 and an Amendment of Discovery Collaboration Agreement, dated May 7, 2019 (together, the “Collaboration Agreement”) pursuant to which XOMA granted us a non-exclusive, non-transferrable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder (each, a “Product”). We are obligated to make contingent milestone payments to XOMA totaling $3.75 million on a Product-by-Product basis upon the achievement of certain development and approval milestones related to a Product. To that point, we have paid $500,000 for initiation of enrollment of a Product (i.e., SON-1010) in a Phase 1 Trial. We have also agreed to pay XOMA low single-digit royalties on net sales of Products sold by us. Royalties on each Product are payable on a country-by-country basis until the later of (i) a specified period of time after the First Commercial Sale (as defined in the Collaboration Agreement), and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. In addition, we have the right to reduce the rate of the royalty on a Product-by-Product basis by paying XOMA a specified amount. The Collaboration Agreement may be terminated by either party for cause and contains customary indemnification provisions.

ARES

On August 28, 2015, Relief, now one of our wholly owned subsidiaries, signed a License Agreement (the “ARES License Agreement”) with Ares Trading, a wholly owned subsidiary of Merck KGaA (“ARES”). Under the terms of the ARES License Agreement, ARES has granted us a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products (each, a “Product”) using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Three patents are included in the ARES License Agreement that protect the use of Atexakin to treat i) diabetic neuropathy, ii) chemotherapy-induced peripheral neuropathy and iii) vascular complications.

Pursuant to the ARES License Agreement, we will pay ARES high single-digit royalties on net sales of Products sold by us. Royalties are payable on a Product-by-Product and country-by-country basis until the later of (i) a specified period of time after the First Commercial Sale (as defined in the ARES License Agreement) in such country, and (ii) the last date on which such product is covered by a valid claim in such country. If a Product is not covered by a valid claim in a country or such valid claim has expired or been invalidated before the twelfth (12th) anniversary of the date of the First Commercial Sale of such Product in such country, then the royalty rate will be reduced by fifty percent (50%). We will also pay ARES a sublicensing fee that is a percentage of the proceeds received from a sublicensing event (“Sublicensing Receipts”) using a sliding scale (which percentage decreases at later stages of clinical development at which the sublicensing event occurs) that starts in the low double digits and decreases to the high single digits. The ARES License Agreement may be terminated by us for convenience at any time or by either party upon a breach by the other party. The Ares License agreement contains customary indemnification provisions.

The Ares License Agreement was amended effective November 1, 2021, in order to clarify the application of some of the terms and conditions contained therein related to sublicensing. In particular:

●	We are now authorized to grant sublicenses to third parties without the prior written consent of ARES, providing that the financial condition of any such sublicenses reflects fair market value as determined by us in good faith.
●	Because the initial conditions by which we would remunerate ARES out of Sublicensing Receipts were unclear, the ARES License Agreement was clarified such that we will now have to pay ARES a percentage of all Sublicensing Receipts in case the relevant sublicense agreement is signed before or after completion of the first Phase 1 clinical trial (as opposed to payment only in case the relevant sublicense agreement is signed after completion of the first Phase 1 clinical trial, as was set in the original ARES License Agreement).
●	It was agreed that the foregoing clarification would only apply to future sublicensing agreements, and with respect to the royalties (but not the milestone payments) that may be generated from the New Life Agreement.

Intellectual Property

With respect to our patent portfolio, we have five issued patents (U.S., Japan, China, New Zealand and Russia), and we have filed patent applications in nine (9) other major markets which are directed to numerous fusion proteins that include the Fully Human Albumin Binding (FHAB) domain. If granted, these resulting patents would expire on dates ranging from 2038 to 2041, subject to patent term extensions under certain circumstances. The patent application filings include:

●	National filings corresponding to WO/2018/151868 (PCT/US2018/00085) - This application is directed to fully human “Albumin Binding Domain (FHAB) Fusion Proteins,” including fusion proteins with scFv’s (e.g., anti-TGFβ, PD-L1, TNF, IL-1, IL-6, IL-7, IL-8, etc.), fusion proteins with cytokines (e.g., IL-2-FHAB, IL-12-FHAB, IL-15-FHAB, IL-7-FHAB, etc.) and combinations of two cytokines, such as IL-12-FHAB-IL-15, GM-CSF-FHAB-IL-18, and IL-18-FHAB-IL-12; and methods of treatments using such FHAB fusion proteins. A patent was issued in the United States on June 8, 2021, as U.S. Patent No. 11,028,166. A patent was issued in Japan on December 23, 2022, as Japanese Patent No. 7200138. A patent was issued in Russia on December 21, 2022, as Russian Patent No. 2786444. A patent was issued in New Zealand on October 3, 2023, as New Zealand Patent No. 756674. A patent was issued in China on April 26, 2024, as Chinese Patent No. ZL201880016019.1. U.S. Patent No. 11,028,166 is currently estimated to expire on March 26, 2039, while Japanese Patent No. 7200138, Russian Patent No. 2786444, Chinese Patent No. ZL201880016019.1 and New Zealand Patent No. 756674 are estimated to expire on February 20, 2038. As of October 22, 2024, the European Patent Office sent a Communication under Rule 71(3) EPC indicating that their office intends to grant this major territory patent in those European countries selected by us. Thus, we have opted to pursue EP patent validation using the classic national EP validation procedure whereby countries that we wish to have validated (i.e., patent filings and requisite foreign patent translations) are selected and the necessary documentation submitted to the EU patent office. Applications are also pending in Australia, Brazil, Canada, Europe, Hong Kong, and India. Continuation and divisional applications are pending in the United States and Japan, respectively.

●	U.S. Patent No. 11,028,166 and the PCT patent application (PCT/US2018/00085), titled “Albumin Binding Domain Fusion Proteins” originally received an application filing date of February 20, 2018, which is four days after the one-year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which both the U.S. patent and the PCT patent application claim a priority benefit. A request to restore the priority benefit to the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 was granted for the U.S. patent and PCT patent application. Subsequently, national phase patent applications were filed from the PCT patent application in Australia, Brazil, Canada, Europe, India, Japan, New Zealand and Russia. However, due to differences in the patent laws in these jurisdictions, the priority claims to U.S. 62/459,975 and U.S. 62/459,981 have thus far only been accepted in Australia, Europe, India, Japan, New Zealand, and Russia.

●	On June 11, 2024, the U.S. Patent and Trademark Office granted our patent No. 12,006,361, titled, “Albumin Binding Domain Fusion Proteins,” covering composition of matter for our product candidate SON-1210, our proprietary, bifunctional version of IL-12 and IL-15, configured using our FHAB platform. The granted patent is a Continuation of Patent No. 11,028,166 issued in June 2021.

●	US provisional application directed to anti-IL6-FHAB fusion proteins, including anti-IL6-FHAB, anti-IL6-FHAB-anti-TGFβ, and anti-IL6-FHAB-anti-IL8 fusion proteins; and methods of treatments using such fusion proteins was re-filed as US 63/245,702 on September 22, 2021. However, due in large part to scientific challenges, the supportive data was not obtained within the one-year period after filing the provisional patent, and therefore, the patent was abandoned.

●	US provisional application directed to Antigen/Albumin Binding Domain Conjugates, and methods of treatments using such conjugates was re-filed as US 63/187,278 on May 11, 2021. Data in support of the provisional patent claims was not generated, and therefore, this patent was abandoned.

●	US provisional application directed to Method of Treating Age-Related Frailty with Interleukin-6 was filed June 4, 2021, as Application no. 63/197,097 and converted to a PCT application (PCT/US22/32215; Publication No. WO2022/25688) on June 3, 2022, then to a US National Stage application (U.S. Pat. Appl. No. 18/566,029) on November 30, 2023.

●	US provisional application directed to Antibody-Based Drug Conjugates was filed December 7, 2021, as Application no. 63/286,996. This provisional patent was abandoned due to insufficient supportive data within the one-year timeframe.

●	US provisional patent application directed to IL-12-Albumin-Binding Domain Fusion Protein Formulations and Methods of Use Thereof filed on May 27, 2022, as Application no. 63/346,368. This provisional patent was converted to a PCT application (PCT/US2023/067566) on May 26, 2023.

●	US provisional patent application directed to Low Dose IL-6 Formulations and Methods of Use Thereof was filed on September 30, 2022, as Application no. 63/377,971. This provisional patent was converted to a PCT application (PCT/US2023/075593; Publication No. WO02024/073718) on September 29, 2023.

●	US provisional patent application directed to Methods for the Treatment of Cancer with Recombinant IL-12 Albumin Binding Domain Fusion Proteins filed on November 2, 2022, as Application no. 63/421,846. This provisional patent was converted to a PCT application (PCT/US2023/078366; Publication No. WO2024/097767) on November 1, 2023.

●	US provisional patent application directed to Methods of Making Recombinant IL-12/IL-15 Albumin Binding Domain Fusion Proteins was filed on April 12, 2024 as Application no. 63/633,641.

●	US provisional patent application directed to Methods of Making Recombinant IL-12 Albumin Binding Domain Fusion Proteins was filed on March 14, 2023, as Application no. 63/490,202, and converted to a PCT application (PCT/US2024/19798; Publication No. WO2024-192171) on March 13, 2024.

●	US provisional patent application directed to Antibody-Based Drug Conjugates was filed October 21, 2024, as Application no. 63/709,765.

●	US provisional patent applications directed to Interleukin 18 (IL-18) Variants and Fusion Proteins Comprising Same were filed December 29, 2023, as Application no. 63/616,148, and June 10, 2024, as Application no. 63/658,322. A patent titled “Interleukin 18 (IL-18) Variants and Fusion Proteins Comprising Same was issued in the United States on November 5, 2024, as U.S. Patent No. 12134635.

●	US provisional patent application directed to Methods For The Treatment Of Diabetes-Associated Autonomic Neuropathy was filed March 6, 2024, as Application no. 63/561,924.

With respect to our trademark portfolio, we received international registrational approval with the World Intellectual Property Office (WIPO) for the Sonnet BioTherapeutics and FHAB marks, each having an Effective Date of September 17, 2020. Further, both marks were published by the European Union Intellectual Property Office (EUIPO), having Effective Dates of Nov. 30, 2020 and December 6, 2020, respectively. In 2021, the USPTO issued Notices of Allowance for both marks, indicating that both applications have successfully completed the opposition period and have matured to registration with the submission acceptable Statements of Use. To that end, the USPTO issued a Notice of Allowance of the Statement of Use for each of the Sonnet BioTherapeutics and FHAB applications and the Sonnet BioTherapeutics mark already received a Certificate of Registration under Registration no. 6,790,475.

●	The Switzerland Trademark Office granted protection to the Sonnet BioTherapeutics and FHAB marks on September 14, 2021, and Oct. 26, 2021, respectively, and are protected under International Trademark Registration nos. 1558330 and 1558471.

●	The Canadian Intellectual Property Office granted protection to the Sonnet BioTherapeutics mark on June 8, 2022 and is protected under International Trademark Registration no. 1558330 while the FHAB mark is protected under International Trademark Registration no. 15584471, for which the 18-month opposition period began on November 16, 2022.
●	In addition to Switzerland and Canada, the Sonnet BioTherapeutics mark was also granted protection in Australia, European Union, Japan, Mexico, South Korea and the United Kingdom, in each case having a Registration no. of 1558330, an Effective Registration date of Sept. 17, 2020 and a renewal date of September 17, 2030. Likewise, the FHAB mark was granted protection in Australia, China, European Union, Japan, Mexico, South Korea and the United Kingdom, in each case having a Registration no. of 1558471, a Granted Protection Date of September 17, 2020 and renewal date of Sept. 17, 2030.

●	Although the Sonnet BioTherapeutics mark was initially rejected in China due to potential non-use claims directed to certain competing companies, our intellectual property law firm is quite confident that since the initial Class 42 rejection was successfully cancelled, two new trademark applications for this same mark were also registered and/or published in 2021 could also be overcome; however, we won’t be able to initiate non-use cancellation filings against these marks until 2025, which is the anticipated timeframe by which these pending class 42 applications are likely to become registered in China.

Employees

As of September 30, 2024, we had 13 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of its business.

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

Recent Offerings

December 2024 Registered Direct and PIPE Offering

On December 9, 2024, we entered into a securities purchase agreement for a registered direct offering, pursuant to which we sold an aggregate of (i) 768,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 317,325 shares of common stock. Pursuant to the registered direct purchase agreement, in a concurrent private placement, we also sold warrants to purchase up to 1,085,325 shares of common stock. Each registered direct share (or registered direct pre-funded warrant in lieu thereof) was sold in the registered direct offering together with one registered direct common warrant at a combined offering price of $2.23, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct pre-funded warrants had an excise price of $0.0001 per share, were immediately exercisable and were exercised in full on December 10, 2024.. The registered direct common warrants have an exercise price of $2.10 per share, are immediately exercisable and will expire five years from the date of issuance.

In addition, on December 9, 2024, we also entered into a securities purchase agreement for a concurrent private placement with an existing securityholder, pursuant to which we sold an aggregate of (i) 127,500 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 545,500 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 673,000 shares of common stock. Each private placement share (or private placement pre-funded warrant in lieu thereof) was sold in the private placement together with one private placement common warrant at a combined offering price of $2.23, priced at-the-market under the rules of the Nasdaq Stock Market. The private placement pre-funded warrants have an excise price of $0.0001 per share, are immediately exercisable and may be exercised at any time from the closing date of the private placement until all of the private placement pre-funded warrants are exercised in full. The private placement common warrants have an exercise price of $2.10 per share, are immediately exercisable and will expire five years from the date of issuance.

The registered direct offering and the concurrent private placement closed on December 10, 2024 for aggregate gross proceeds to us of approximately $3.9 million, before deducting the placement agent fees and estimated offering expenses paid by us.

November 2024 Underwritten Public Offering

On November 6, 2024, we entered into an underwriting agreement with Chardan, as the underwriter, pursuant to which we agreed to sell to Chardan, in a firm commitment underwritten public offering, an aggregate of (i) 155,000 shares of common stock, (ii) pre-funded warrants to purchase up to 956,111 shares of common stock, and (iii) accompanying warrants to purchase up to 2,222,222 shares of common stock at the combined public offering price of $4.50 per share and accompanying common warrant and $4.4999 per pre-funded warrant and accompanying common warrant, in each case less underwriting discounts and commissions. The offering closed on November 7, 2024. Pursuant to the underwriting agreement, we agreed to pay Chardan (i) a commission of 7.0% of the gross proceeds of the offering, (ii) all reasonable out-of-pocket expenses of Chardan relating to the offering, including a maximum of $125,000 for the fees and disbursements of counsel to Chardan, and (iii) a non-accountable expense allowance equal to 1% of the gross proceeds of the offering. The net proceeds to us from the offering were approximately $4.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. We expect to use the proceeds from the offering for research and development, including clinical trials, working capital, the repayment of all or a portion of our liabilities, and general corporate purposes.

Warrant Inducement Offering

On June 19, 2024, we entered into inducement offer letter agreements with holders of certain existing warrants issued in October 2023 having an original exercise price of $12.80 per share to purchase up to an aggregate of 353,562 shares of our common stock at a reduced exercise price of $9.60 per share (the “Warrant Inducement Offering”). The Warrant Inducement Offering closed on June 21, 2024, resulting in gross proceeds to us of $3.4 million and net proceeds of $2.9 million. Also, in connection with the Warrant Inducement Offering, we (i) issued to holders who participated in the transaction new common stock warrants to purchase an aggregate of 703,125 shares of common stock, (ii) reduced the exercise price of existing warrants to purchase 354,994 shares of common stock for those holders who did not exercise warrants in the transaction from $12.80 per share to $9.60 per share for the remaining term of the warrants, and (iii) reduced the exercise price of certain existing warrants issued in June 2023 to purchase 28,409 shares of common stock from $118.7824 per share to $12.40 per share and extended the expiration date of these warrants from December 30, 2026 to June 21, 2029. The new common stock warrants are immediately exercisable at a price of $12.40 per share and expire five years from the date of issuance. Warrants to purchase 14,142 shares of common stock were issued to the placement agent as compensation for its services related to the Warrant Inducement Offering. These common stock warrants are immediately exercisable at a price of $14.88 per share and expire five years from the date of issuance.

Nasdaq Letters and Reverse Stock Split

On August 5, 2024, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“The Nasdaq Stock Market”) indicating that, based upon our non-compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”), the Staff had determined to delist our securities from The Nasdaq Capital Market unless we timely request a hearing before the Nasdaq Hearing Panel (the “Panel”). The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. Because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, the Staff did not grant additional time for us to regain compliance with the Bid Price Requirement.

On August 28, 2024, we received notice from The Nasdaq Stock Market that the Panel had granted us an exception until October 15, 2024 (the “Exception”) to effect a reverse stock split of our common stock once approved by our stockholders, and regain compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under the Bid Price Requirement. In the event we failed to regain compliance with the Bid Price Requirement by October 15, 2024, our securities would have been delisted from The Nasdaq Capital Market. The Exception was granted following the Panel’s review of an expired review questionnaire submitted by us to Nasdaq on August 19, 2024.

At our annual meeting of stockholders held on September 12, 2024, our stockholders voted to approve an amendment to our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of our issued and outstanding shares of common stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-twelve (1:12), at any time prior to the one-year anniversary date of the Annual Meeting, with the exact ratio to be determined by our Board. On September 25, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, effected at 12:01 a.m. Eastern Time on September 30, 2024, a one-for-eight (1:8) reverse stock split of our issued and outstanding shares of common stock. On October 16, 2024, we received a letter from The Nasdaq Stock Market stating that because our shares had a closing bid price above $1.00 per share for 11 consecutive trading days, our common stock had regained compliance with the Bid Price Requirement of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). We will be subject to a mandatory panel monitor for a period of one year from October 16, 2024. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Minimum Bid Price Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), then the Staff will issue a delist determination letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Panel if the initial Panel is unavailable.

Corporate and Available Information

We were organized on October 21, 1999, under its original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc. On April 1, 2020, we completed our business combination with Sonnet BioTherapeutics, Inc. (“Sonnet”), in accordance with the terms of the Agreement and Plan of Merger, dated as of October 10, 2019, as amended, by and among us, Sonnet and Biosub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Sonnet, with Sonnet surviving as a wholly owned subsidiary of us (the “Merger”). Under the terms of the Merger Agreement, we issued shares of common stock to Sonnet’s stockholders at an exchange rate of 0.106572 shares for each share of Sonnet common stock outstanding immediately prior to the Merger. In connection with the Merger, we changed our name from “Chanticleer Holdings, Inc.” to “Sonnet BioTherapeutics Holdings, Inc.,” and the business conducted by us became the business conducted by Sonnet.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and the other reports filed by us with the Securities and Exchange Commission (the “SEC”). The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our securities.

Summary of Risk Factors

●	We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.
●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
●	We will need significant additional capital, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product discovery and development programs or commercialization efforts.
●	We are substantially dependent on the success of our internal development programs and our product pipeline candidates may not successfully complete clinical trials, receive regulatory approval or be successfully commercialized.
●	We are at an early stage in our development efforts, our product candidates represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.
●	We may not satisfy The Nasdaq Capital Market’s requirements for continued listing of our common stock in the future. If we cannot satisfy these requirements, The Nasdaq Capital Market could delist our common stock.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and may prevent us or any collaborators from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or any collaborators, will obtain marketing approval to commercialize a product candidate.
●	We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
●	The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.
●	For certain product candidates, we may depend on development and commercialization collaborators to develop and conduct clinical trials with, obtain regulatory approvals for, and if approved, market and sell product candidates. If such collaborators fail to perform as expected, the potential for us to generate future revenue from such product candidates would be significantly reduced and our business would be harmed.
●	We will rely on third parties, including independent clinical investigators and CROs, to conduct and sponsor some of the clinical trials of our product candidates. Any failure by a third party to meet its obligations with respect to the clinical development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates.
●	If we are unable to obtain and maintain patent and other intellectual property protection for our products and product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products and product candidates may be adversely affected.
●	We expect to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
●	We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses and expect to incur significant and increasing losses for the foreseeable future, and we may never achieve or maintain profitability.

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Our net losses for the fiscal years ended September 30, 2024 and 2023 were approximately $7.4 million and $18.8 million, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $117.7 million.

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

We anticipate that our expenses will increase if and as we:

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

We have incurred recurring losses and negative cash flows from operations activities since inception and we expect to generate losses and negative cash flows from operations for the foreseeable future primarily due to research and development costs for our potential product candidates. As of September 30, 2024, we had cash of $0.1 million and stockholders’ deficit of $0.5 million. We believe our cash at September 30, 2024, together with the approximate $7.7 million received after September 30, 2024 through the sale of shares of our common stock and warrants through a combination of offerings, will fund our projected operations into July 2025. We also received $0.7 million from the R&D Tax Incentive Program in Australia and Alkem has also agreed to pay us a $1.0 million upfront non-refundable cash payment within 12 weeks of the effective date of the Alkem Agreement, of which $0.5 million has been paid.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, for the fiscal years ended September 30, 2024 and 2023, we used $8.6 million and $21.3 million, respectively, in net cash for our operating activities, substantially all of which related to research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, as a result of the Merger, we will continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We will seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, licensing arrangements or monetization transactions. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder.

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

Our future success will depend heavily on the success of our internal development programs and of product candidates from our pipeline program.

Our ability to successfully commercialize our pipeline and our other product candidates will depend on, among other things, our ability to:

●	successfully complete preclinical studies and clinical trials;

●	receive regulatory approvals from the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) and other similar regulatory authorities;

●	establish and maintain collaborations with third parties for the development and/or commercialization of our product candidates, or otherwise build and maintain strong development, sales, distribution and marketing capabilities that are sufficient to develop products and launch commercial sales of any approved products;

●	obtain coverage and adequate reimbursement from payors such as government health care systems and insurance companies and achieve commercially attractive levels of pricing;

●	secure acceptance of our product candidates from physicians, health care payors, patients and the medical community;

●	produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of our product candidates to permit successful commercialization;

●	manage our spending as expenses increase due to clinical trials and commercialization; and

●	obtain and enforce sufficient intellectual property rights for any approved products and product candidates.

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

We are at an early stage in our development efforts, our product candidates represent a new category of medicines and may be subject to heightened regulatory scrutiny until they are established as a therapeutic modality.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in the results of completed clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. For example, the Phase IIa trial of SON-080 was conducted outside of the U.S., and the findings may not be replicated in future trials at global clinical trial sites in a later stage clinical trial conducted by us or our collaborators. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support marketing approval.

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

The widespread outbreak of communicable diseases could materially and adversely affect our business, financial condition and results of operations.

We face risks related to health epidemics or outbreaks of communicable diseases, for example, the outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. Many countries around the world may impose quarantines and restrictions on travel and mass gatherings to slow the spread of communicable diseases and close non-essential businesses. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

A pandemic or outbreak could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients. These situations could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and its financial condition. In particular, manufacturing of our pipeline products may be delayed by related supply chain issues, specifically supply of raw materials, including media, resins, and analytical kits, compounded by international shipping delays.

While the potential economic impact brought by, and the duration of the widespread outbreak of communicable diseases may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of any communicable disease could materially affect our business and the value of our common stock.

An outbreak may also affect the ability of our staff and the parties we work with to carry out our non-clinical, clinical, and drug manufacturing activities. We rely or may in the future rely on clinical sites, investigators and other study staff, consultants, independent contractors, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials. We also rely or may in the future rely on consultants, independent contractors, contract manufacturing organizations, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our Active Pharmaceutical Ingredients (APIs) production, formulation, and drug manufacturing activities. A widespread pandemic would affect the ability of any of these external people, organizations, or companies to devote sufficient time and resources to our programs or to travel to perform work for us.

Potential negative impacts of the widespread outbreak of communicable diseases on the conduct of current or future clinical studies include delays in gaining feedback from regulatory agencies, starting new clinical studies, and recruiting subjects to studies that are enrolling. The potential negative impacts also include inability to have study visits at study sites, incomplete collection of safety and efficacy data, and higher rates of drop-out of subjects from ongoing studies, delays in site entry of study data into the data base, delays in monitoring of study data because of restricted physical access to study sites, delays in site responses to queries, delays in data-base lock, delays in data analyses, delays in time to top-line data, and delays in completing study reports. New communicable disease disruptions or restrictions could have the potential to negatively impact our non-clinical studies, clinical trials, and drug manufacturing activities.

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

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy, immunotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may initially seek approval of our product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

There is a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small molecule drug products, such as traditional chemotherapy, as well as novel immunotherapies. For example, a number of multinational companies as well as large biotechnology companies, including Astellas Pharma Inc., AstraZeneca, Pfizer, Eli Lilly, Gilead Sciences, Immunity Bio, GlaxoSmithKline plc, Xilio and Werewolf Therapeutics are developing programs for the targets that we are exploring for our pipeline programs.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress also could consider additional legislation to repeal or replace other elements of the ACA. Thus, the full impact of the ACA, any law repealing or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business if we ultimately have approved drugs. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. In August 2023, the government selected the first 10 drugs to be put through the Medicare drug price negotiation program, which is currently subject to several constitutional challenges. The outcomes of most of these challenges on the IRA, and the effect of the IRA on our business and the healthcare industry in general, are not yet known.

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

Recently enacted and future policies and legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the reimbursement made for any product candidate for which we receive marketing approval.

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United. States, for example, the Patient Protection and Affordable Care Act (“PPACA”) was enacted in 2010 to expand healthcare coverage and made significant changes to drug reimbursement. Other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the United States since PPACA was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes Centers for Medicare and Medicaid Services (“CMS”) to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation. Complying with any new legislation could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, in 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Both Congress and state legislatures are considering various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products.

Changes to the Medicaid program at the federal or state level could also have a material adverse effect on our business. Proposals that could impact coverage and reimbursement of our products, including giving states more flexibility to manage drugs covered under the Medicaid program and permitting the re-importation of prescription medications from Canada or other countries, could have a material adverse effect by limiting our products’ use and coverage. Furthermore, state Medicaid programs could request additional supplemental rebates on our products as a result of an increase in the federal base Medicaid rebate. To the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, they could use the enactment of these increased rebates to exert pricing pressure on our products, and the adverse effects may be magnified by their adoption of lower payment schedules.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, the Biden administration, including the Secretary of the United States Department of Human and Health Services, has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

Other proposed regulatory actions affecting manufacturers could have a material adverse effect on our business. It is difficult to predict the impact, if any, of any such proposed legislative and regulatory actions or resulting state actions on the use and reimbursement of our products in the United States, but our results of operations may be adversely affected.

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

As Relief Therapeutics SA (“Relief”) is based in the Switzerland, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

The collection and use of personal health data in the European Union was governed by the provisions of the Data Protection Directive, and which, as of May 25, 2018, has been superseded by the GDPR. These directives impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any potential clinical trial activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or € 20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on research, manufacturing and other know-how, patents, trade secrets, license agreements and contractual provisions to establish our intellectual property rights and protect our products and product candidates. These legal means, however, afford only limited protection and may not adequately protect our rights. As of December 17, 2024, our intellectual property portfolio includes 20 total pending patent applications and issued patents, inclusive of 5 issued patents in the U.S., Japan, China, Russia and New Zealand, and 9 PCT applications within the 5007 patent family - also, 9 pending provisional applications covering formulations, manufacturing processes and methods of use.

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

As discussed under the heading “BUSINESS”, our PCT patent application having international patent application number PCT/US2018/00085 received an application filing date of February 20, 2018, which is four days after the one year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which the PCT patent application claims a priority benefit due to a computer issue at the PCT receiving office. Despite the restoration of the priority benefit to the filing date of U.S. provisional patent applications (U.S. 62/459,975 and U.S. 62/459,981) by the PCT, some countries in which national stage patent applications were filed from this PCT patent application did not accept this restoration including Canada, and the restoration procedure is pending in Brazil. In the event that priority is not restored, prior art may be available to these patent applications that may otherwise not be available to other patent applications filed from PCT/US2018/00085. This could affect the scope or breadth of the patent claims we are pursuing in Brazil, Canada, Hong Kong and India, or could result in no ability to receive patents in these countries.

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

As of September 30, 2024, we had 13 full-time employees. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our business. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We may not satisfy The Nasdaq Capital Market’s requirements for continued listing of our common stock in the future. If we cannot satisfy these requirements, The Nasdaq Capital Market could delist our common stock.

Our common stock is listed on The Nasdaq Capital Market under the symbol “SONN.” To continue to be listed on The Nasdaq Capital Market, we are required to satisfy a number of conditions. We have been in non-compliance with the listing requirements of the Nasdaq Capital Market in the past, including the $1.00 minimum bid price and stockholders’ equity requirements, and we cannot assure you that we will be able to satisfy The Nasdaq Capital Market listing requirements in the future. If we are delisted from The Nasdaq Capital Market, trading in our shares of common stock may be conducted, if available, on the “OTC Bulletin Board Service” or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

On August 5, 2024, we received a letter from the Staff of The Nasdaq Stock Market indicating that, based upon our non-compliance with the Bid Price Requirement, the Staff had determined to delist our securities from The Nasdaq Capital Market unless we timely request a hearing before the Panel. The letter stated that the Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet this requirement. Because we effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, the Staff did not grant additional time for us to regain compliance with the Bid Price Requirement. On August 28, 2024, we received notice from The Nasdaq Stock Market that the Panel had granted us the Exception to effect a reverse stock split of our common stock once approved by our stockholders, and regain compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under the Bid Price Requirement. In the event we failed to regain compliance with the Bid Price Requirement by October 15, 2024, our securities would have been delisted from The Nasdaq Capital Market. The Exception was granted following the Panel’s review of an expired review questionnaire submitted by us to Nasdaq on August 19, 2024. At our annual meeting of stockholders held on September 12, 2024, our stockholders approved an amendment to the Certificate of Incorporation and to effect a reverse stock split of our issued and outstanding shares of common stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-twelve (1:12), at any time prior to the one-year anniversary date of the Annual Meeting, with the exact ratio to be determined by our Board of Directors (the “Board”). On September 25, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, effected at 12:01 a.m. Eastern Time on September 30, 2024, a one-for-eight (1:8) reverse stock split of our issued and outstanding shares of common stock. On October 16, 2024, we received a letter from The Nasdaq Stock Market stating that because our shares had a closing bid price above $1.00 per share for 11 consecutive trading days, our common stock had regained compliance with the Bid Price Requirement of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). However, we are still subject to a mandatory panel monitor for a period of one year from October 16, 2024. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Minimum Bid Price Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), then the Staff will issue a delist determination letter and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Panel if the initial Panel is unavailable.

We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

Our Board does not intend to pay cash dividends in the foreseeable future but instead intends to retain any and all earnings to finance the growth of the business. To date, we have not paid any cash dividends and there can be no assurance that cash dividends will ever be paid on our common stock.

We incur significant costs and devote substantial management time as a result of operating as a public company, and we expect those costs to increase.

As a public company, we incur significant legal, accounting and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We currently do not have an internal audit function, and we have contracted for additional accounting and financial staff and may need to hire or contract for additional accounting and financial staff in the future with appropriate public company experience and technical accounting knowledge.

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

In the past, we have issued common stock, convertible securities (such as convertible notes) and warrants in order to raise capital. We have also issued common stock as compensation for services and incentive compensation for our employees, directors and certain vendors. As of December 17, 2024, we have 9,175 shares of common stock reserved for issuance underlying restricted stock units, 7,977 shares of common stock subject to restricted stock awards granted but not yet issued, and 5,792,019 shares of common stock reserved for issuance upon the exercise of outstanding warrants. We may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

Like many companies, we face significant and persistent cybersecurity risks. The small size of our organization and limited resources could exacerbate these risks. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management strategy, which is comprised of a wide array of policies, standards, architecture, processes, and governance. Under the guidance and supervision of our Chief Executive Officer, we further limit risk by delegating our information technology and cybersecurity to a leading third-party IT consultant to safeguard our networks. Additionally, as an added layer of security, all of our data is stored on the cloud.

Despite being a small organization, we are committed to maintaining governance and oversight of these risks and to implementing standard operating procedures (“SOPs”) and training to help us assess, identify, monitor and respond to these risks. Employees are trained to avoid phishing emails, and our internal controls system is designed to mitigate the risk of payments of fraudulent invoices.

Governance

We aim to incorporate industry best practices for companies of our size and financial strength throughout our cybersecurity program. Our Board has ultimate oversight of cybersecurity risk. The Chief Executive Officer reports to our Board. Our Chief Executive Officer provides periodic updates to the Board on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Chief Executive Officer also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on The Nasdaq Capital Market under the symbol “SONN.”

Holders

As of December 16, 2024, we had 52 holders of record of our common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

Dividends

We have never declared or paid cash dividends on our common stock. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of cash dividends if any, on the common stock will rest solely within the discretion of our Board and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

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

Overview

We are a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB® (Fully Human Albumin Binding), the technology utilizes a fully human single-chain variable fragment (scFv) that binds to and “hitchhikes” on serum albumin for transport to target tissues. We designed the construct to improve drug accumulation in solid tumors, as well as to extend the duration of activity in the body. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity, as well as E. coli. We believe our FHAB technology, for which we received an initial U.S. patent in June 2021 and a continuation of such patent in June 2024, is a distinguishing feature of our biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Our lead proprietary asset, SON-1010, is a single-chain version of human Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumor indications, including ovarian cancer, non-small cell lung cancer and head and neck cancer. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023 and the data from SB102 was published in February 2024. We announced the topline safety data from SB101 and completion of dose escalation in December 2024, establishing the MTD as 1200 ng/kg. Clinical benefit, defined as stable disease for at least 4 months, was seen in 48% of the patients, including one who had a partial response to SON-1010 at the highest dose.

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

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN in July 2022 and it was started in October 2022 but was recently terminated in April 2024. Enrollment of the first portion of the SB211 study in chemotherapy-induced peripheral neuropathy (CIPN) was completed, and the Data Safety Monitoring Board completed its review of the preliminary safety data during the first calendar quarter of 2024, clearing the trial to proceed to Part 2. Pursuant to a license agreement (the “New Life Agreement”) we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we agreed to be jointly responsible for developing SON-080 in DPN with New Life, with the objective to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity. On December 2, 2024, New Life provided written notice to us of its intention to exercise its Give Back Option under the New Life Agreement, subject to the negotiation and mutual agreement of the terms of such Give Back Option by us and New Life. We were informed by New Life that is has elected to move its business in a different direction. On October 8, 2024, we entered into a license agreement with Alkem for the development and commercialization of SON-080 in DPN and/or CIPN in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies, preparing and filing applications for regulatory approval aiming at commercializing SON-080 in the DPN Field in India.

SON-1210 (IL12-FHAB-IL15), our lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. In August 2024, we announced a clinical collaboration agreement to commence an investigator-initiated and funded Phase 1/2a study of SON-1210 in combination with chemotherapy for the treatment of pancreatic cancer. We are prepared to initiate commercial development of SON-1210, pending the outcome of any partnering activity.

SON-1411 (IL18BPR-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist interaction with the IL-18 inhibitor binding protein, and single-chain human IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2023, activities will continue through 2024 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

As part of the ongoing cost-cutting evaluations, all antiviral development with SON-1010 has been suspended.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $7.4 million and $18.8 million for the years ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had cash of $0.1 million. In November 2024 and December 2024, we raised approximately $7.7 million through the sale of shares of our common stock and warrants through a combination of offerings. In addition, in November 2024, we received $0.7 million from the R&D Tax Incentive Program in Australia and an upfront payment related to the Alkem Agreement in the amount of $0.5 million, which after tax withholdings resulted in a net payment of $0.4 million to us. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity securities, including sales pursuant to our ChEF Purchase Agreement (the “Purchase Agreement”) with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Facility”), debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Components of Results of Operations

Collaboration Revenue

Collaboration revenue is currently earned from the New Life Agreement entered into with New Life in May 2021, which granted New Life rights to an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in the Exclusive Territory. We identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). We determined that the License and the R&D Activities are not distinct from each other and, therefore, combined these material promises into a single performance obligation. Under this agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and are being recognized over the estimated performance period of R&D services.

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

We will continue to incur research and development expenses for the foreseeable future as we attempt to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our current pipeline or any future product candidates we may develop due to the numerous risks and uncertainties associated with clinical development, including risk and uncertainties related to:

●	the timing and progress of preclinical and clinical development activities;

●	the number and scope of preclinical and clinical programs that we decide to pursue;

●	our ability to maintain our current research and development programs and to establish new ones;

●	establishing an appropriate safety profile with investigational new drug-enabling studies;

●	successful patient enrollment in, and the initiation and completion of, clinical trials;

●	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	the receipt of regulatory approvals from applicable regulatory authorities;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

●	our ability to establish new licensing or collaboration arrangements;

●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates is approved;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	launching commercial sales of product candidates, if approved, whether alone or in collaboration with others;

●	maintaining a continued acceptable safety profile of the product candidates following approval; and

●	the potential impact of health epidemics or outbreaks of communicable diseases on operations which may affect among other things, the timing of clinical trials, availability of raw materials, and the ability to access and secure testing facilities.

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

Results of Operations

Comparison of the Years Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the years ended September 30, 2024 and 2023:

	Years ended September 30,
	2024	2023	Change
Collaboration revenue	$18,626	$147,805	$(129,179)
Operating expenses:
Research and development	5,737,252	11,814,690	$(6,077,438)
General and administrative	6,130,845	7,125,732	(994,887)
Total operating expense	11,868,097	18,940,422	(7,072,325)
Loss from operations	(11,849,471)	(18,792,617)	6,943,146
Foreign exchange gain (loss)	84,293	(40,077)	124,370
Other income	4,327,946	-	4,327,946
Net loss	$(7,437,232)	$(18,832,694)	$11,395,462

Collaboration Revenue

We recognized $18,626 of revenue related to the New Life Agreement during the year ended September 30, 2024 compared to $0.1 million during the year ended September 30, 2023. The decrease of $0.1 million was due to a delay in timing in the performance of R&D services.

Research and Development Expenses

Research and development expenses were $5.7 million for the year ended September 30, 2024, compared to $11.8 million for the year ended September 30, 2023. The decrease of $6.1 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $1.0 million, as well as due to cost saving initiatives, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential. In addition to transitioning product development activities to cost advantaged locations such as India and Australia, we have suspended antiviral development related to SON-1010 and reduced expenditures on tertiary programs and those related to SON-080 and SON-1210 while we seek partnering opportunities.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the year ended September 30, 2024, compared to $7.1 million for the year ended September 30, 2023. The decrease of $1.0 million relates primarily to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million, and cost saving initiatives, as we are managing expenses for liquidity purposes, and a decrease in consulting expenses related to licensing, partially offset by costs incurred in connection with the Purchase Agreement.

Other Income

Other income for the year ended September 30, 2024 of $4.3 million was due to net proceeds received from the sale of New Jersey state net operating losses.

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

We have incurred net losses of $7.4 million and $18.8 million for the years ended September 30, 2024 and 2023, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $0.1 million at September 30, 2024, net proceeds of $7.7 million from the sale of common stock and warrants in November and December 2024, $0.7 million received from the R&D Tax Incentive Program in Australia in November 2024 to satisfy the incentive tax receivable, and $0.5 million received in October 2024 as an upfront payment related to the Alkem Agreement, which after tax withholdings resulted in a net payment of $0.4 million, will fund our projected operations into July 2025. As a result, we expect to report cash and cash equivalents of approximately $5.2 million as of December 31, 2024 and therefore we believe that our stockholders’ equity is above $2.5 million as of the date of filing of this Annual Report on Form 10-K. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended September 30,
	2024	2023
Net cash used in operating activities	$(8,607,723)	$(21,341,842)
Net cash used in investing activities	(12,000)	(443,250)
Net cash provided by financing activities	6,494,920	21,006,472
Net decrease in cash	$(2,124,803)	$(778,620)

Operating Activities

During the year ended September 30, 2024, we used $8.6 million of cash in operating activities which was primarily attributable to our net loss of $7.4 million and a $2.2 million net decrease in accounts payable and accrued expenses primarily due to the decrease in research and development expenses, offset by an increase of $0.5 million from a decrease in prepaid expenses and other assets, $0.4 million in financing costs associated with the Purchase Agreement that are classified as financing activities and $0.2 million in share-based compensation expense.

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

Investing Activities

During the year ended September 30, 2024, we used $12,000 of cash in investing activities for the purchase of acquired in-process research and development.

During the year ended September 30, 2023, we used $0.4 million of cash in investing activities for the purchase of acquired in-process research and development.

Financing Activities

During the year ended September 30, 2024, net cash provided by financing activities was $6.5 million, consisting of $3.5 million in net proceeds from the sale of common stock through the Purchase Agreement and in an underwritten public offering. In addition, we received proceeds of $3.0 million from the exercise of warrants.

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

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we advance preclinical activities and clinical trials of product candidates in development. In addition, we expect to continue to incur costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

●	the scope, number, initiation, progress, timing, costs, design, duration, any potential delays, and results of clinical trials and nonclinical studies for our current or future product candidates;

●	the clinical development plans we establish for these product candidates;

●	the number and characteristics of product candidates and programs that we develop or may in-license;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies for our product candidates than those that we currently expect;

●	our ability to obtain marketing approval for product candidates;

●	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights covering our product candidates;

●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities with respect to product candidates;

●	our ability to establish and maintain licensing, collaboration or similar arrangements on favorable terms and whether and to what extent we retain development or commercialization responsibilities under any new licensing, collaboration or similar arrangement;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

●	the success of any other business, product or technology that we acquire or in which we invest;

●	the costs of acquiring, licensing or investing in businesses, product candidates and technologies;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the costs to operate as a public company in the United States, including the need to implement additional financial and reporting systems and other internal systems and infrastructure for our business;

●	market acceptance of our product candidates, to the extent any are approved for commercial sale;

●	the effect of competing technological and market developments; and

●	the potential impact of a widespread outbreak of any communicable disease on our clinical trials and operations.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, including sales to Chardan pursuant to the Facility, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of ours may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate product development or future commercialization efforts, sell off assets, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market or wind up our business.

October 2023 Offering

On October 26, 2023, we closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 163,281 shares of our common stock and, to certain investors, pre-funded warrants to purchase 192,187 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 710,931 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $12.80 and the public offering price of each pre-funded warrant and accompanying common warrant was $12.7992. The common warrants were immediately exercisable at a price of $12.80 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. In connection with the June 2024 inducement offer discussed further below, the exercise price was decreased to $9.60 per share of common stock for common warrants that remained unexercised at the time of the offer. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 10,664 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $16.00 per share and expire five years from the date of issuance.

Committed Equity Facility

On May 2, 2024, we entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to the Facility. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to the lesser of (i) $25.0 million in aggregate gross purchase price of newly issued shares of our common stock and (ii) 77,771 shares of our common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the average price of such shares sold to Chardan under the Facility equals or exceeds the base price set forth in the Purchase Agreement, so that the Exchange Cap limitation would not apply to such issuances and sales pursuant to the Purchase Agreement under the rules of the Nasdaq Stock Market or (ii) our stockholders approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap. As of September 30, 2024, our stockholders had voted to approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap, and there is no limitation on our right to sell up to $25.0 million of shares of our common stock. The Facility will allow us to raise primary equity on a periodic basis at our sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by us regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of our common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027, unless earlier terminated upon the terms and conditions therein. During the year ended September 30, 2024, we sold 4,706 shares of common stock pursuant to the Purchase Agreement for net proceeds of $0.1 million.

June 2024 Inducement Offer

On June 19, 2024, we entered into inducement offer letter agreements with holders of certain existing warrants issued in October 2023 having an original exercise price of $12.80 per share to purchase up to an aggregate of 353,562 shares of our common stock at a reduced exercise price of $9.60 per share. The transaction closed on June 21, 2024, resulting in gross proceeds of $3.4 million and net proceeds of $2.9 million. Due to beneficial ownership limitations, 187,500 shares of common stock related to the exercise of warrants in this transaction are being held in abeyance as of June 30, 2024. Also in connection with this inducement offer, we (i) issued to holders who participated in the transaction new common stock warrants to purchase an aggregate of 703,125 shares of common stock, (ii) reduced the exercise price of existing warrants to purchase 354,994 shares of common stock for those holders who did not exercise warrants in the transaction from $12.80 per share to $9.60 per share for the remaining term of the warrants, and (iii) reduced the exercise price of certain existing warrants issued in June 2023 to purchase 28,409 shares of common stock from $118.78 per share to $12.40 per share and extended the expiration date of these warrants from December 30, 2026 to June 21, 2029. The new common stock warrants are immediately exercisable at a price of $12.40 per share and expire five years from the date of issuance. Warrants to purchase 14,142 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants are immediately exercisable at a price of $14.88 per share and expire five years from the date of issuance.

Alkem Licensing Agreement

In October 2024, we announced the execution of the Alkem Agreement for the treatment of peripheral neuropathy (DPN) in India as well as the and the manufacturing, marketing and commercialization of SON-080 for the treatment of chemotherapy-induced peripheral neuropathy (CIPN) and autonomic neuropathy in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of certain expenses, including conducting clinical studies, preparing and filing regulatory applications and undertaking other developmental and regulatory activities for commercializing SON-080 for DPN in India. Alkem has agreed to pay us, within 12 weeks of the Effective Date of the Alkem Agreement, a $1.0 million upfront non-refundable cash payment, of which $0.5 million has been paid, which after tax withholdings resulted in a net payment of $0.4 million, as well as potential additional milestone payments totaling up to $1.0 million subject to the achievement of certain development and regulatory milestones. In addition, Alkem is obligated to pay us a royalty equal to a percentage in the low double digits of net sales less Alkem’s actual cost of goods sold and Alkem’s sales and marketing and related expenses of SON-080 in India until the first commercial sale of a competitive Intermitted Low Dose IL-6 compound as set forth in the Alkem Agreement.

November 2024 Underwritten Public Offering

On November 6, 2024, we entered into an underwriting agreement with Chardan, as the underwriter, pursuant to which we agreed to sell to Chardan, in a firm commitment underwritten public offering, an aggregate of (i) 155,000 shares of common stock, (ii) pre-funded warrants to purchase up to 956,111 shares of common stock, and (iii) accompanying warrants to purchase up to 2,222,222 shares of common stock at the combined public offering price of $4.50 per share and accompanying common warrant and $4.4999 per pre-funded warrant and accompanying common warrant, in each case less underwriting discounts and commissions. The Offering closed on November 7, 2024. Pursuant to the underwriting agreement, we agreed to pay Chardan (i) a commission of 7.0% of the gross proceeds of the offering, (ii) all reasonable out-of-pocket expenses of Chardan relating to the offering, including a maximum of $125,000 for the fees and disbursements of counsel to Chardan, and (iii) a non-accountable expense allowance equal to 1% of the gross proceeds of the offering. The net proceeds to us from the offering were approximately $4.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. We expect to use the proceeds from the offering for research and development, including clinical trials, working capital, the repayment of all or a portion of our liabilities, and general corporate purposes.

December 2024 Registered Direct and PIPE Offering

On December 9, 2024, we entered into a securities purchase agreement for a registered direct offering, pursuant to which we sold an aggregate of (i) 768,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 317,325 shares of common stock. Pursuant to the registered direct purchase agreement, in a concurrent private placement, we also sold warrants to purchase up to 1,085,325 shares of common stock. Each registered direct share (or registered direct pre-funded warrant in lieu thereof) was sold in the registered direct offering together with one registered direct common warrant at a combined offering price of $2.23, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct pre-funded warrants had an excise price of $0.0001 per share, were immediately exercisable and were exercised in full as of December 10, 2024. The registered direct common warrants have an exercise price of $2.10 per share, are immediately exercisable and will expire five years from the date of issuance.

In addition, on December 9, 2024, we also entered into a securities purchase agreement for a concurrent private placement with an existing securityholder, pursuant to which we sold an aggregate of (i) 127,500 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 545,500 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 673,000 shares of common stock. Each private placement share (or private placement pre-funded warrant in lieu thereof) was sold in the private placement together with one private placement common warrant at a combined offering price of $2.23, priced at-the-market under the rules of the Nasdaq Stock Market. The private placement pre-funded warrants have an excise price of $0.0001 per share, are immediately exercisable and may be exercised at any time from the closing date of the private placement until all of the private placement pre-funded warrants are exercised in full. The private placement common warrants have an exercise price of $2.10 per share, are immediately exercisable and will expire five years from the date of issuance.

The registered direct offering and the concurrent private placement closed on December 10, 2024 for aggregate gross proceeds to us of approximately $3.9 million, before deducting the placement agent fees and estimated offering expenses paid by us.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of September 30, 2024 that will affect our future liquidity. Our estimated future contractual obligations consist of operating lease liabilities. As of September 30, 2024, we had $93,614 in short-term operating lease liabilities and $143,703 in long-term operating lease liabilities.

In addition to the operating lease, we have entered into other contracts in the normal course of business with certain CROs, CMOs and other third-parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancellable upon prior notice and as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancellable obligations to our service providers, up to the date of cancellation.

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

While our significant accounting policies are described in more detail in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the consolidated financial statements.

Research and Development Expenses

Research and development expenses include all direct and indirect costs associated with the development of our biopharmaceutical products. These expenses include personnel costs, consulting fees, and payments to third parties for research, development and manufacturing services. These costs are charged to expense as incurred.

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of September 30, 2024, we did not make any material adjustments to our prior estimates of accrued research and development expenses

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sonnet BioTherapeutics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonnet BioTherapeutics Holdings, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Prepaid development expenses and accrued research and development expense

As discussed in Notes 2 and 3 to the consolidated financial statements, research and development costs are expensed as incurred, which include amounts due to third parties for research, development, and manufacturing services. At the end of each reporting period, the Company compares the payments made to third-party service providers to the estimated progress towards completion of the related project, based on the measure of progress as defined in the contract. Factors the Company considers in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of its service providers. Depending on the timing of payments to the third-party service providers and the progress the Company estimates has been made as a result of the services provided, the Company will record a prepaid expense or accrued liability related to these costs. As of September 30, 2024, the Company reported prepaid expenses and other current assets of $1.2 million, a portion of which related to these costs, and accrued research and development expenses of $0.6 million.

We identified the evaluation of certain prepaid and accrued research and development expenses for third-party service providers as a critical audit matter. Evaluating the estimated progress toward completion of research and development projects, including the factors described above, required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. To evaluate the Company’s estimate of costs incurred as of September 30, 2024, for a selection of prepaid and accrued research and development expenses, we (1) examined the provisions in the contracts, invoices and communications received from third party service providers related to the project status; (2) sent confirmations to the third-party service providers; and (3) inquired of the individuals who are responsible for monitoring and tracking the status of research and development activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

December 17, 2024

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$149,456	$2,274,259
Prepaid expenses and other current assets	1,206,409	1,677,396
Incentive tax receivable	762,078	786,574
Total current assets	2,117,943	4,738,229
Property and equipment, net	20,523	33,366
Operating lease right-of-use asset	123,417	193,689
Deferred offering costs	15,000	49,988
Other assets	494,147	414,206
Total assets	$2,771,030	$5,429,478
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,183,416	$2,201,999
Accrued expenses and other current liabilities	942,489	3,230,922
Current portion of operating lease liability	84,291	73,048
Deferred income	—	18,626
Total current liabilities	3,210,196	5,524,595
Operating lease liability, net of current portion	46,573	130,863
Total liabilities	3,256,769	5,655,458
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized; 650,284 and 218,786 issued and outstanding at September 30, 2024 and 2023, respectively	65	22
Additional paid-in capital	117,195,181	110,017,751
Accumulated deficit	(117,680,985)	(110,243,753)
Total stockholders’ deficit	(485,739)	(225,980)
Total liabilities and stockholders’ deficit	$2,771,030	$5,429,478

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

	Years ended September 30,
	2024	2023
Collaboration revenue	$18,626	$147,805
Operating expenses:
Research and development	5,737,252	11,814,690
General and administrative	6,130,845	7,125,732
Total operating expense	11,868,097	18,940,422
Loss from operations	(11,849,471)	(18,792,617)
Foreign exchange gain (loss)	84,293	(40,077)
Other income	4,327,946	—
Net loss	$(7,437,232)	$(18,832,694)

Per share information:
Net loss per share, basic and diluted	$(11.35)	$(145.13)
Weighted average shares outstanding, basic and diluted	655,240	129,760

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2022	31,496	$4	$88,872,336	$(91,411,059)	$(2,538,719)
Sale of common stock, net of issuance costs	104,159	10	20,895,948	—	20,895,958
Net share settlement of warrants	64,928	6	(6)	—	—
Issuance of common stock on vesting of restricted stock units and restricted stock awards	954	—	—	—	—
Exercise of warrants	17,249	2	847	—	849
Share-based compensation	—	—	248,626	—	248,626
Net loss	—	—	—	(18,832,694)	(18,832,694)
Balance at September 30, 2023	218,786	22	110,017,751	(110,243,753)	(225,980)
Sale of common stock, net of issuance costs	167,987	17	3,976,365	—	3,976,382
Retirement of shares in connection with reverse stock split	(190)	—	—	—	—
Issuance of common stock on vesting of restricted stock units and restricted stock awards	976	—	—	—	—
Net share settlement of warrants	94,288	9	(9)	—	—
Exercise and modification of warrants, net of issuance costs	168,437	17	2,969,884	—	2,969,901
Share-based compensation	—	—	231,190	—	231,190
Net loss	—	—	—	(7,437,232)	(7,437,232)
Balance at September 30, 2024	650,284	$65	$117,195,181	$(117,680,985)	$(485,739)

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

	Years ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,437,232)	$(18,832,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	12,000	282,000
Depreciation	12,843	12,845
Amortization of operating lease right-of-use asset	70,272	62,905
Share-based compensation	231,190	248,626
Financing costs related to ChEF Purchase Agreement	370,426	—
Non-cash financing costs	1,732	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	470,987	(33,653)
Incentive tax receivable	24,496	(69,269)
Other assets	(79,941)	(414,206)
Accounts payable	48,423	(2,631,215)
Accrued expenses and other current liabilities	(2,241,246)	231,953
Deferred income	(18,626)	(147,805)
Operating lease liability	(73,047)	(51,329)
Net cash used in operating activities	(8,607,723)	(21,341,842)
Cash flows from investing activities:
Purchases of in-process research and development	(12,000)	(443,250)
Net cash used in investing activities	(12,000)	(443,250)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,896,577	21,006,371
Payment of deferred offering costs	(15,000)	—
Payment of financing costs related to ChEF Purchase Agreement	(370,426)	—
Proceeds from exercise of warrants, net of issuance costs	2,983,769	849
Repayments of related party notes	—	(748)
Net cash provided by financing activities	6,494,920	21,006,472

Net decrease in cash	(2,124,803)	(778,620)
Cash, beginning of year	2,274,259	3,052,879
Cash, end of year	$149,456	$2,274,259

Supplemental disclosure of non-cash operating, investing and financing activities:
Deferred offering costs charged against proceeds from sale of common stock	$—	$32,340
Deferred offering costs in accounts payable and accrued expenses	$—	$49,988
Net settlement of warrants	$9	$52
Common stock and warrant issuance costs in accounts payable and accrued expenses	$13,868	$78,073

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization and Description of Business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB® (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues. Sonnet designed the construct to improve drug accumulation in solid tumors, as well as to extend the duration of activity in the body. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity, as well as E. coli. Sonnet believes its FHAB technology, for which it received a U.S. patent in June 2021, is a distinguishing feature of its biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN during the third quarter of 2022. The Data Safety Monitoring Board (“DSMB”) overseeing the study met during the first calendar quarter of 2024 and cleared the trial to proceed to Part 2. Following the completion of the DSMB review, Sonnet announced initial safety data from the CIPN study. Pursuant to a license agreement the Company entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, Sonnet and New Life would have been jointly responsible for developing SON-080 in DPN. The objective will be to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company’s cash and cash equivalents at September 30, 2024 were $0.1 million. This, combined with approximately $7.7 million raised through the sale of common stock and warrants in November and December 2024 (Note 10), $0.7 million received in November 2024 to satisfy the incentive tax receivable (Note 10) and $0.5 million received in October 2024 as an upfront payment related to the Alkem Agreement, which after tax withholdings resulted in a net payment of $0.4 million (Note 10), will fund the Company’s projected operations into July 2025. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

g. Impairment of long-lived assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. There were no impairment charges recorded during the fiscal years ended September 30, 2024 and 2023.

h. Deferred offering costs

Legal and other costs incurred in relation to equity offerings are capitalized as deferred offering costs and charged against the proceeds from equity offerings when received. If a financing is abandoned, deferred offering costs are expensed. As of September 30, 2024, the Company had $15,000 in deferred offering costs associated with a shelf registration statement. As of September 30, 2023, the Company had $49,988 in deferred offering costs.

i. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of both September 30, 2024 and 2023, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.8 million. In November 2024, the Company received a cash refund of $0.7 million, with the $0.1 million difference attributable to a change in foreign exchange rates. In December 2023, the Company received a cash refund of $0.8 million. For each of the years ended September 30, 2024 and 2023, $0.8 million for the expected net cash refund related to the tax incentive program was included in research and development expenses.

j. Derivative liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the consolidated statement of operations. The Company determined that certain features under the ChEF Purchase Agreement (see Note 7) qualified as an embedded derivative. The derivative liability is accounted for separately from the ChEF Purchase Agreement at fair value, which has been deemed de minimus.

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

n. Share-based compensation

The Company measures equity classified share-based awards granted to employees and non-employees based on the estimated fair value on the date of grant and recognizes compensation expense of those awards over the requisite service period, which is the vesting period of the respective award. The Company accounts for forfeitures as they occur. For share-based awards with service-based vesting conditions, the Company recognizes compensation expense on a straight-line basis over the service period. The Company classifies share-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

o. Other income

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. The Company received net proceeds of $4.3 million during the year ended September 30, 2024 from the sale of New Jersey state net operating losses through the Program, which is included in other income in the consolidated statements of operations. No such proceeds were received during the year ended September 30, 2023.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

p. Income taxes

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

q. Reverse stock split

On September 30, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-8 reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of the reverse stock split, every 8 shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

r. Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the year ended September 30, 2024 are the pre-funded October 2023 warrants to purchase 99,687 shares of common stock with an exercise price of $0.0008 per share and warrants exercised through the June 2024 inducement offer for 187,500 shares of common stock that are being held in abeyance as of September 30, 2024 (see Note 7). Included in basic weighted-average number of shares of common stock outstanding during the year ended September 30, 2023 are the Series B warrants to purchase 17 shares of common stock with an exercise price of $0.25 per share, which were net share settled in November 2022.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	September 30,
	2024	2023
Common stock warrants August 2021	14,031	16,039
Underwriter warrants August 2021	284	284
Chanticleer warrants	6	6
Series C warrants	2,297	4,591
Series 3 warrants	1,566	1,566
Unvested restricted stock units and awards	17,152	288
Common stock warrants February 2023	33,982	33,982
Underwriter warrants February 2023	1,933	5,523
Common stock private placement warrants June 2023	28,409	28,409
Placement agent warrants June 2023	852	852
Common stock warrants October 2023	354,994	—
Underwriter warrants October 2023	10,664	—
Placement agent warrants June 2024	14,142	—
Common stock warrants June 2024	703,125	—
	1,183,437	91,540

s. Recent accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,
	2024	2023
Compensation and benefits	$149,802	$2,091,196
Research and development	617,545	913,145
Professional fees	173,319	224,031
Other	1,823	2,550
	$942,489	$3,230,922

During the first quarter of 2024, the Company cancelled accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023, which has been accounted for as a change in estimate. The cancellation of bonuses reduced research and development expenses by $1.0 million and general and administrative expenses by $0.9 million for the year ended September 30, 2024.

4. Leases

In December 2019, the Company entered into a 36-month lease for office space in Princeton, New Jersey, which commenced February 1, 2020. In May 2022, the Company amended the existing lease agreement in order to increase the lease term by approximately three years, which has been accounted for as a lease modification. The operating lease right-of-use asset and liability were remeasured at the modification date, resulting in an increase to both balances of $0.2 million

The components of lease expense for the years ended September 30, 2024 and 2023 are as follows:

Lease expense	2024	2023
Operating lease expense	$90,837	$90,837
Variable lease expense	1,472	5,978
Total lease cost	$92,309	$96,815

At September 30, 2024, the weighted average remaining lease term was 1.6 years and the weighted average discount rate was 12%.

Cash flow information related to operating leases for the years ended September 30, 2024 and 2023 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$93,614	$79,259

Future minimum lease payments under non-cancellable leases at September 30, 2024 are as follows:

Fiscal year
2025	$95,487
2026	48,216
Total undiscounted lease payments	143,703
Less: imputed interest	(12,839)
Total lease liabilities	$130,864

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the years ended September 30, 2024 and 2023.

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

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fees which was recorded as acquired in-process research and development. No license fees were incurred during the years ended September 30, 2024 and 2023.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. The Company incurred $12,000 in license fees during each of the years ended September 30, 2024 and 2023, which were recorded as acquired in-process research and development and included in research and development expenses in the consolidated statements of operations.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of September 30, 2024). No license fees were incurred for the years ended September 30, 2024 and 2023.

In March 2022, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The Company incurred a $24,600 license fee upon obtaining the license. No license fees were incurred during the years ended September 30, 2024 and 2023. In January 2024, the Company terminated the ProteoNic Agreement and has no further obligations under the arrangement.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Collaboration Agreement

In August 2024, the Company entered into a Master Clinical Collaboration Agreement (the “SOC Agreement”) with the Sarcoma Oncology Center (“SOC”) to advance the development of SON-1210. An Innovative Immuno Oncology Center funded by the SOC will conduct an investigator-initiated Phase 1/2a study of SON-1210 in pancreatic cancer. The Company will provide the study drug and provide support services for the study. If the Company establishes a partnership with a third party prior to the initiation of the initial efficacy combination trial under this collaboration, the Company will incur to the SOC a one-time fee equal to the greater of 5% or $1.5 million from the first upfront payment received from such third-party partnership.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research. The Company is obligated to make contingent milestone payments to Navigo, as amended in March 2023, totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement. Certain evaluation milestones were achieved in 2023, totaling $0.3 million in license fees, which were recorded as acquired in-process research and development and included as research and development expenses in the consolidated statement of operations for the year ended September 30, 2023. No milestones were achieved and no license fees were incurred during the year ended September 30, 2024.

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

6. Collaboration Revenue

Under the New Life Agreement, the Company granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy (“DPN”) in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life had the option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option was non-exclusive and expired on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option was exclusive and expired on December 31, 2021.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

The New Life Agreement will remain in effect on a Product-by-Product, country-by-country basis and will expire upon the expiration of the Royalty Term for the last-to-expire Product in the last-to-expire country, subject to (i) each party’s early termination rights including for material breach or insolvency or bankruptcy of the other party and (ii) the Company’s Buy Back Option and New Life’s Give Back Option (as defined below).

In addition, New Life granted to the Company an exclusive option to buy back the rights granted by the Company to New Life (the “Buy Back Option”) and the Company granted New Life the right to give back the rights with respect to Products in the DPN Field in one or more countries in the Exclusive Territory on terms to be agreed upon (the “Give Back Option”), which options will expire upon the initiation of a Phase III Trial for the applicable Product. On December 2, 2024, New Life provided the Company with written notice of its intention to exercise its Give Back Option pursuant to the New Life Agreement. The Company is negotiating the terms of the Give Back Option with New Life. If the Company and New Life are unable to reach a mutual agreement on such terms, the Give Back Option will expire unexercised, New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement and the New Life Agreement will remain in effect unless otherwise terminated by either the Company or New Life pursuant to the terms and conditions of the New Life Agreement.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Collaboration revenue from the single performance obligation is being recognized over the estimated performance of the R&D services. The Company recognized $18,626 and $0.1 million of collaboration revenue for the years ended September 30, 2024 and 2023, respectively.

Subsequent to September 30, 2024, New Life informed the Company that it will exercise its Give Back Option under the New Life Agreement. The Company and New Life are currently negotiating the terms under which New Life will give back its license rights.

7. Stockholders’ Deficit

2024 events

On May 2, 2024, the Company entered into a ChEF Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan Capital Markets LLC (“Chardan”) related to a “ChEF,” Chardan’s committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to the lesser of (i) $25.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock and (ii) 77,771 shares of the Company’s common stock, which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) the average price of such shares sold to Chardan under the Facility equals or exceeds the base price set forth in the Purchase Agreement, so that the Exchange Cap limitation would not apply to such issuances and sales pursuant to the Purchase Agreement under the rules of the Nasdaq Stock Market or (ii) the Company’s stockholders approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap. As of September 30, 2024, the Company’s stockholders had voted to approve the issuance of common stock pursuant to the Purchase Agreement in excess of the Exchange Cap, and there is no limitation on the Company’s right to sell up to $25.0 million of shares of its common stock. The Facility will allow the Company to raise primary equity on a periodic basis at its sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by the Company regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of the Company’s common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. The Company will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The derivative associated with the Purchase Agreement has been deemed de minimus. As a result, the Company will expense the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. During the year ended September 30, 2024, the Company sold 4,706 shares of common stock pursuant to the Purchase Agreement for net proceeds of $0.1 million. The Company incurred $0.4 million of costs in connection with the Purchase Agreement during the year ended September 30, 2024, which are included in general and administrative expenses in the consolidated statement of operations.

On October 26, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 163,281 shares of its common stock and, to certain investors, pre-funded warrants to purchase 192,187 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 710,931 shares of its common stock (the “October Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $12.80 and the public offering price of each pre-funded warrant and accompanying common warrant was $12.7992. The common warrants were immediately exercisable at a price of $12.80 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. In connection with the June 2024 inducement offer discussed further below, the exercise price was decreased to $9.60 per share of common stock for common warrants that remained unexercised at the time of the offer. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. In addition, warrants to purchase 10,664 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $16.00 per share and expire five years from the date of issuance.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

2023 events

The Company entered into an At-the-Market Sales Agreement with BTIG, LLC (“BTIG”) on August 15, 2022 (the “2022 Sales Agreement”). Pursuant to the 2022 Sales Agreement, the Company could offer and sell, from time to time, through BTIG, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $25.0 million, subject to certain limitations on the amount of common stock that may be offered and sold by the Company set forth in the 2022 Sales Agreement. Due to the offering limitations applicable to the Company, the Company filed prospectus supplements for the sale of shares of its common stock for an aggregate offering price of up to $7.8 million pursuant to the 2022 Sales Agreement. During the year ended September 30, 2023, the Company sold an aggregate of 17,087 shares of common stock pursuant to the 2022 Sales Agreement with BTIG for gross proceeds of $5.7 million and net proceeds of $5.5 million. There are no registered shares remaining to be sold under the 2022 Sales Agreement.

On February 10, 2023, the Company closed a public offering of common stock and certain warrants through Chardan Capital Markets, LLC and EF Hutton, division of Benchmark Investments LLC as underwriters, for gross proceeds of $15.0 million and net proceeds of $13.6 million through the issuance and sale of 66,277 shares of its common stock and, to certain investors, pre-funded warrants to purchase 12,636 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 157,818 shares of its common stock (the “February Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $190.08 and the public offering price of each pre-funded warrant and accompanying common warrant was $190.0624.

The common stock warrants are immediately exercisable at a price of $190.08 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision whereby, subject to certain conditions, a warrant may be exercised in a cashless transaction for shares of common stock at the rate of half a share of common stock per full share otherwise issuable upon a cash exercise. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.02 per share of common stock. All of the pre-funded warrants have been exercised.

In addition, warrants to purchase 5,523 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $237.60 per share and expire five years from the date of issuance.

On June 30, 2023, the Company closed a registered direct offering of common stock (and common stock equivalents in lieu thereof) and a concurrent private placement of certain common stock warrants through Chardan Capital Markets, LLC as placement agent, for gross proceeds of $2.3 million and net proceeds of $1.9 million through the issuance and sale of 20,795 shares of its common stock and, to certain investors, pre-funded warrants to purchase 7,613 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 28,409 shares of its common stock (the “June Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $79.20.

The common stock warrants were exercisable beginning December 30, 2023 at a price of $118.78 per share of common stock, had an original expiration of three and a half years from the date of issuance and contain an alternative cashless exercise provision. In connection with the June 2024 inducement offer discussed further below, the exercise price was decreased to $12.40 per share of common stock for common warrants and the expiration date was extended by approximately two and a half years. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.02 per share of common stock. All of the pre-funded warrants have been exercised.

In addition, warrants to purchase 852 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants have an exercise price of $118.78 per share and expire three and a half years from the date of issuance.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Common stock warrants

As of September 30, 2024, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	14,031	$2,094.40	August 24, 2026
Underwriter warrants August 2021	284	$2,618	August 19, 2026
Chanticleer warrants	6	$144,144.00 - $224,224.00	April 30, 2027 - December 17, 2028
Series C warrants	2,297	$7,860.16	October 16, 2025
Series 3 warrants	1,566	$717.024	August 15, 2027
Common stock warrants February 2023	33,982	$190.08	February 10, 2028
Underwriter warrants February 2023	1,933	$237.60	February 8, 2028
Common stock private placement warrants June 2023	28,409	$12.4000	June 21, 2029
Placement agent warrants June 2023	852	$118.7824	December 30, 2026
Common stock warrants October 2023	354,994	$9.6000	October 27, 2028
Pre-funded warrants October 2023	99,687	$0.0008	—
Underwriter warrants October 2023	10,664	$16.0000	October 24, 2028
Placement agent warrants June 2024	14,142	$14.8800	June 19, 2029
Common stock warrants June 2024	703,125	$12.4000	June 21, 2029
Total	1,265,972

On June 19, 2024, the Company entered into inducement offer letter agreements with holders of certain existing warrants issued in October 2023 having an original exercise price of $12.80 per share to purchase up to an aggregate of 353,562 shares of the Company’s common stock at a reduced exercise price of $9.60 per share. The transaction closed on June 21, 2024, resulting in net proceeds of the Company of $2.9 million. Due to beneficial ownership limitations, 187,500 shares of common stock related to the exercise of warrants in this transaction are being held in abeyance as of September 30, 2024. Also in connection with this inducement offer, the Company (i) issued to holders who participated in the transaction new common stock warrants to purchase an aggregate of 703,125 shares of common stock, (ii) reduced the exercise price of existing warrants to purchase 354.994 shares of common stock for those holders who did not exercise warrants in the transaction from $12.80 per share to $9.60 per share for the remaining term of the warrants, and (iii) reduced the exercise price of certain existing warrants issued in June 2023 to purchase 28,409 shares of common stock from $118.78 per share to $12.40 per share and extended the expiration date of these warrants from December 30, 2026 to June 21, 2029. The new common stock warrants are immediately exercisable at a price of $12.40 per share and expire five years from the date of issuance. Warrants to purchase 14,142 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants are immediately exercisable at a price of $14.88 per share and expire five years from the date of issuance. The incremental fair value associated with the modification of certain existing June and October 2023 warrants to purchase common stock has been accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants.

During the year ended September 30, 2024, an aggregate of 96,090 warrants were net share settled, resulting in the issuance of 94,288 shares of common stock, 355,937 warrants were exercised on a cash basis (including 187,500 warrants for which the related shares are being held in abeyance as of September 30, 2024 due to beneficial ownership limitations), resulting in proceeds of $3.0 million, and 4,302 warrants were abandoned by the warrant holder.

During the year ended September 30, 2023, 126,583 warrants were net share settled, resulting in the issuance of 64,928 shares of common stock.

During the year ended September 30, 2023, 17,249 warrants were exercised on a cash basis. The Company received de minimus proceeds in exchange for the issuance of common stock.

During the year ended September 30, 2023, 33 private warrants expired.

8. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). On January 1, 2024, the total number of shares authorized under the Plan increased to 17,157. There were 5 shares available for issuance under the Plan as of September 30, 2024. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Restricted stock units and awards

On January 1, 2024, 9,175 restricted stock units (“RSUs”) and 7,977 restricted stock awards (“RSAs”) were granted, 100% of which vest on January 1, 2025. Any unvested RSUs or RSAs will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

In March of 2021, an additional 19 RSUs were granted, 50% of which vested on March 25, 2022 and the remaining 50% vested on March 25, 2023. In December of 2021, 259 RSUs were granted, 100% of which vested on January 1, 2023. In December of 2022, 976 RSUs were granted, 100% of which vested on January 1, 2024.

In January 2023, 688 of the RSUs granted in December 2022 were cancelled and subsequently reissued as restricted shares of the Company’s common stock (“Restricted Stock Awards” or “RSAs”). The RSAs have the same vesting conditions as the original RSUs issued in December 2022. The Company accounted for this as a stock compensation modification resulting in $38,837 of incremental expense which was recognized over the remaining vesting period.

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

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying consolidated statements of operations as follows:

	Years ended September 30,
	2024	2023
Research and development	$109,356	$121,265
General and administrative	121,834	127,361
	$231,190	$248,626

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at October 1, 2022	266	$1,507.76
Granted	976	$171.77
Vested	(266)	$1,507.76
Forfeited	(688)	$170.72
Unvested balance at September 30, 2023	288	$174.26
Granted	9,175	$14.08
Vested	(288)	$174.26
Forfeited	—	$—
Unvested balance at September 30, 2024	9,175	$14.08

As of September 30, 2024, total unrecognized compensation expense relating to unvested RSUs granted was $32,314, which is expected to be recognized over a weighted-average period of three months.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at October 1, 2022	—	$—
Granted	688	$226.16
Unvested balance at September 30, 2023	688	$226.16
Granted	7,977	$14.08
Vested	(688)	$226.16
Unvested balance at September 30, 2024	7,977	$14.08

As of September 30, 2024, total unrecognized compensation expense relating to unvested RSAs granted was $28,080, which is expected to be recognized over a weighted-average period of three months.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

9. Income Taxes

As of September 30, 2024, the Company had $107.5 million, $24.4 million and $16.0 million of federal, state and foreign net operating losses, respectively. The federal net operating losses will begin to expire in 2030, the state net operating losses will begin to expire in 2039 and the foreign net operating losses begin to expire in 2027. As of September 30, 2024, the Company has federal and state research and development tax credit carryforwards of $2.6 million and $0.5 million available to reduce future tax liabilities which will begin to expire in 2035 and 2032, respectively. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2024 and 2023. The valuation allowance decreased $0.6 million during the year ended September 30, 2024 and increased $5.8 million during the year ended September 30, 2023.

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

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$26,754,767	$27,996,751
Research and development credit carryforwards	3,129,222	3,106,675
Amortization	5,791,883	4,692,227
Share-based compensation	19,357	226
Operating lease liability	36,786	57,319
Accrued expenses and other	26,977	546,612
Section 163(j) disallowed interest expense	761,450	763,172
Gross deferred tax assets	36,520,442	37,162,982
Less: valuation allowance	(36,480,967)	(37,100,582)
	39,475	62,400
Deferred tax liabilities:
Property and equipment	(4,782)	(7,954)
Operating lease right-of-use asset	(34,693)	(54,446)
Net deferred tax assets	$—	$—

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

During the year ended September 30, 2024, the Company sold New Jersey state net operating losses in the amount of $49.4 million and unused New Jersey state research and development tax credits in the amount of $0.3 million, resulting in the recognition of other income of $4.4 million in the consolidated statement of operations. There were no such sales during the year ended September 30, 2023.

The Company recorded no income tax expense or benefit for the years ended September 30, 2024 and 2023. A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Years ended September 30,
	2024	2023
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.8)	(7.1)
Change in valuation allowance	(8.3)	30.8
Research and development credit	(4.6)	(5.1)
Permanent differences	2.7	(1.6)
Foreign tax rate differential	0.1	0.3
State net operating losses	—	3.7
Sale of state net operating losses and research and development credits	51.5	—
Other	(14.6)	—
Effective income tax rate	—%	—%

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

10. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 17, 2024, the date at which the consolidated financial statements were available to be issued.

On October 8, 2024, the Company entered into a License Agreement (the “Alkem Agreement”) with Alkem Laboratories Limited (“Alkem”) to develop and commercialize SON-080 for DPN in India. Under the terms of the Alkem Agreement, Alkem will pay Sonnet $1.0 million in upfront payments and up to an additional $1.0 million in milestone payments. Additionally, the Company is entitled to receive a royalty equal to a percentage in the low double digits of the net sales of the product upon commercialization of SON-080 in India, less certain expenses as set forth in the Alkem Agreement. Alkem will conduct all clinical trials that it believes appropriate to obtain regulatory approval in India for SON-080 for the treatment of DPN. Upon payment of a clinical data access fee for Phase 2 and Phase 3 clinical trials, Sonnet will be able to use this data for partnering in any geography outside of India. In October 2024, the Company received $0.5 million as an upfront payment related to the Alkem Agreement, which after tax withholdings resulted in a net payment of $0.4 million.

On November 6, 2024, the Company entered into an underwriting agreement with Chardan Capital Markets, LLC, pursuant to which the Company sold, in a firm commitment underwritten public offering, an aggregate of (i) 155,000 shares of its common stock, (ii) pre-funded warrants to purchase up to 956,111 shares of common stock , and (iii) accompanying warrants to purchase up to 2,222,222 shares of common stock, at the combined public offering price of $4.50 per share and accompanying warrant and $4.4999 per pre-funded warrant and accompanying common warrant, in each case less underwriting discounts and commissions. The Company raised net proceeds of approximately $4.2 million from the underwritten public offering.

On December 9, 2024, the Company entered into a definitive agreement with institutional investors for the sale of 1,085,325 shares of its common stock and warrants to purchase up to an aggregate 1,085,325 shares of common stock in a registered direct offering. Each share of common stock (or pre-funded warrant in lieu thereof) was sold in the registered direct offering together with one common warrant at a combined offering price of $2.23, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct warrants have an exercise price of $2.10 per share, are immediately exercisable and will expire five years from the date of issuance. The Company has also entered into a definitive agreement with an existing investor, in a concurrent private placement, for the sale of an aggregate of 673,000 shares of common stock and warrants to purchase up to an aggregate 673,000 shares of common stock. Each share of common stock (or pre-funded warrant in lieu thereof) was sold in the private placement (“PIPE”) offering together with one common warrant at a combined offering price of $2.23, priced at-the-market under the rules of the Nasdaq Stock Market. The PIPE warrants had an exercise price of $2.10 per share, were immediately exercisable and were exercised in full as of December 10, 2024. The Company raised net proceeds of approximately $3.5 million from the registered direct and PIPE offering.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are a “non-accelerated filer,” and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are accelerated filers, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information about our officers and our members of the Board of Directors. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Directors	Age	Year First Became Director
Pankaj Mohan, Ph.D	60	2020
Nailesh Bhatt (1)(3)	52	2020
Albert Dyrness (1)(2)(3)	62	2020
Donald Griffith	76	2020
Raghu Rao (1)(2)(3)	62	2020
Lori McNeill	53	2022

(1) Member of the Audit Committee of the Board.

(2) Member of the Compensation Committee of the Board.

(3) Member of the Nominating and Corporate Governance Committee of the Board.

Set forth below are brief biographical descriptions of the individuals currently serving as our directors, based on information furnished to the Company by such individuals.

Pankaj Mohan, Ph.D.

Pankaj Mohan, Ph.D. founded Sonnet in 2015 and has since served as a member of its board of directors, and was appointed to our Board as Chairman at the closing of the Merger. Dr. Mohan became the Chairman of Sonnet in June 2018 and the Chief Executive Officer of Sonnet in January 2019 and was appointed President and Chief Executive Officer of the Company at the closing of the Merger. From January 2011 to June 2018, he served as the President, Chief Executive Officer and Chairman of Oncobiologics, Inc. (now Outlook Therapeutics, Inc.; Nasdaq: OTLK), a company that he founded in 2011. Previously, Dr. Mohan served as head of Business Operations and Portfolio Management of Biologics Process and Product Development at Bristol-Myers Squibb Company and as a Director of Bioprocess Engineering at Genentech, Inc. Prior to that, Dr. Mohan served as a senior manager at Eli Lilly and Company. From May 1993 to April 1996, Dr. Mohan served as Assistant Professor (Lecturer/Fellow) at the Advanced Centre for Biochemical Engineering, University College London, London, United Kingdom. Dr. Mohan received a Ph.D. in Biochemical Engineering from the School of Chemical Engineering, University of Birmingham, Birmingham, United Kingdom, a Masters in Financial Management from Middlesex University Business School, London, United Kingdom, an Executive Management Program (AMP) from Fuqua School of Business at Duke University and a Bachelor of Chemical Engineering from the Indian Institute of Technology in Roorkee, India. He is also an author of an industry reference book on bioprocess operations (McGraw Hill). The Company believes Dr. Mohan is capable of making valuable contributions to the Board due to his extensive knowledge of the biopharmaceutical industry and his prior experience as an executive officer.

Nailesh Bhatt

Nailesh Bhatt has served on Sonnet’s board of directors since July 2018, and was appointed to our Board at the closing of the Merger. Since January 2018, Mr. Bhatt has been the Chief Executive Officer of VGYAAN Pharmaceuticals LLC (“VGYAAN”), a company focused on developing and commercializing clinically critical drugs. Mr. Bhatt was also a Board Member of VGYAAN until June 2023. Prior to that, in November 2001, Mr. Bhatt founded Proximare and is its Managing Director. Proximare is a strategic advisory firm focused exclusively on the pharmaceutical industry. Mr. Bhatt also serves as a Board Member of Azurity Pharmaceuticals, Inc., CoreRx Pharma and Spectra Medical Devices. In June 2015, Mr. Bhatt founded Proximare Lifesciences Fund. Mr. Bhatt pursued a Bachelor of Arts at Boston University with a major in Biology. The Company believes Mr. Bhatt can make valuable contributions to the Board due to his years of experience in the pharmaceutical industry working with start-ups to Fortune 500 companies.

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

Executive Officers

The following table sets forth certain information about the current executive officers of the Company:

Executive Officers	Age	Position and Office
Pankaj Mohan, Ph.D.	60	President and Chief Executive Officer
Jay Cross	54	Chief Financial Officer
John K. Cini, Ph.D.	72	Chief Scientific Officer
Susan Dexter	69	Chief Technical Officer
Richard Kenney, M.D.	66	Chief Medical Officer

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

Delinquent Section 16(a) Reports

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

Based solely upon the review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2024, except for the following: we filed Form 4s for Nailesh Bhatt, Albert Dyrness, Raghu Rao, Lori McNeil, Pankaj Mohan, John Cini, Jay Cross, Susan Dexter, Rick Kenney and Donald Griffith on December 5, 2024 to report the grants of restricted stock units on December 11, 2023.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to the Company’s culture of honesty and accountability. Our Code of Business Conduct and Ethics is publicly available on our website at https://www.sonnetbio.com/. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to its directors or executive officers, we intend to disclose the nature of such amendments or waiver on our website or in a current report on a Current Report on Form 8-K.

Insider Trading Policy

The Board has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to each of our directors, officers, employees, and other covered persons. The Board has adopted the Insider Trading Policy to ensure, among other things: (i) that persons to whom the policy applies understand their obligations to preserve the confidentiality of undisclosed “Material Information” (as defined in the Insider Trading Policy); (ii) strict compliance by all insiders with all requirements relating to the reporting of insider trading and with respect to trading when in possession of undisclosed “Material Information”; and (iii) that individuals subject to scheduled and unscheduled blackout periods adhere to the restrictions on trading as set out in the policy. We seek to discourage our employees from frequent buying and selling of securities for the purpose of realizing short term profits and to acquire securities as long term investments only. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us.

Under our Insider Trading Policy, among other things, short sales and certain forms of hedging or monetization transactions involving our securities are prohibited, including zero-cost collars and forward sale contracts. In addition, persons subject to the policy are generally prohibited under our Insider Trading Policy from pledging our securities in a margin account or as collateral for a loan, except in circumstances that are pre-approved by our Chief Financial Officer. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

At a regularly scheduled meeting of our Board and Compensation Committee held in December of each year, our Board and Compensation Committee has a long-standing practice to review our results for the most recently completed fiscal year, review our financial plan and strategy for the upcoming fiscal year. At these meetings the Compensation Committee also reviews the performance of our executive officers with the Chief Executive Officer and based on those reviews, approves the grant of cash bonuses and equity awards for each individual’s performance (other than the Chief Executive Officer) on the most recently completed fiscal year and establish their salaries for the current fiscal year and recommends to the Board of Directors grants of cash bonuses and equity awards for the CEO on the most recently completed fiscal year and any change to the Chief Executive Officer’s salary for the current fiscal year. After further reviews and discussions, the Board determines whether to approve the Compensation Committee’s recommendations as to grants of cash bonuses and equity awards for the CEO on the most recently completed fiscal year and any change to the Chief Executive Officer’s salary for the current fiscal year. Accordingly, the grant date for those equity awards is typically the date of the December meeting of the Compensation Committee and Board of Directors. The meeting date is generally set three months in advance. This timing coincides with our calendar-year-based performance management cycle, allowing managers to deliver the equity awards close in time to performance appraisals. Our Board and Compensation Committee believe that maintaining a consistent grant practice, based on a date that is generally set three months in advance, is in the best interests of the Company as is strengthens the link between pay and performance while also minimizing the risk that awards are granted opportunistically for the benefit of employees.

During these annual meetings, the Compensation Committee and our Board reviews market data on how much equity similarly situated officers are receiving at companies as well as how much equity and the mix of equity awards that should be granted to each executive officer in order to be competitive with equity awards provided to comparable officers at companies. Among the types of equity awards often granted to our executive officers are restricted stock units and restricted stock awards. These grants provide a certain amount of equity to officers that will vest as long as the officer continues to serve, aligning the officers’ interests with those of our stockholders because the grants will only have value to the extent the market value of equity increases from the price per share on the date of grant.

The following table presents information regarding awards issued to our Named Executive Officers in fiscal year 2023 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award	Grant Date Fair Value of the Award	Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic Information
Pankaj Mohan, Ph.D.	12/11/2023	7,554	-	$87,551	-9.62%
John Cini, Ph.D.	12/11/2023	1,888	-	$21,882	-9.62%
Jay Cross	12/11/2023	1,452	-	$16,829	-9.62%

Board Committees

Audit Committee

Our Board has established an Audit Committee currently consisting of Messrs. Bhatt (Chairman), Dyrness and Rao. The Audit Committee’s primary functions are to oversee and review: the integrity of our consolidated financial statements and other financial information furnished by us, our compliance with legal and regulatory requirements, our systems of internal accounting and financial controls, the independent auditor’s engagement, qualifications, performance, compensation and independence, related party transactions, and compliance with our Code of Business Conduct and Ethics.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. Our Board determined that Mr. Rao is an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Market. Our Board has adopted an Audit Committee Charter, which is available for viewing at https://www.sonnetbio.com/investors/corporate-governance/governance-documents.

Compensation Committee

The Compensation Committee of the Board is currently composed of the following two non-employee directors: Mr. Rao (Chairman) and Mr. Dyrness. None of these Compensation Committee members was an officer or employee of the Company during the year ended September 30, 2024. Each member of the Compensation Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Market.

The responsibilities of the Compensation Committee include overseeing the evaluation of our executive officers (including the Chief Executive Officer), determining the compensation of our executive officers, and overseeing the management of risks associated therewith. The Compensation Committee determines and approves the Chief Executive Officer’s compensation. The Compensation Committee develops and periodically reviews compensation policies and practices applicable to executive officers, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation and the composition in terms of base salary, deferred compensation and incentive or equity-based compensation and other benefits. The Compensation Committee also administers our equity-based plans and makes recommendations to the Board with respect to actions that are subject to approval of the Board regarding such plans. The Compensation Committee also reviews and makes recommendations to the Board with respect to the compensation of directors. The Compensation Committee monitors the risks associated with our compensation policies and practices as contemplated by Item 402(s) of Regulation S-K. Our Board has adopted a Compensation Committee Charter, which is available for viewing at https://www.sonnetbio.com/investors/corporate-governance/governance-documents.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board is currently composed of Messrs. Bhatt, Dyrness (Chairman) and Rao. None of these members was an officer or employee of the Company during the year ended September 30, 2024. Each member of the Nominating and Corporate Governance Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Stock Market. The Nominating and Corporate Governance Committee nominates individuals to be elected to our Board by our stockholders. The Nominating and Corporate Governance Committee of the Board assesses potential candidates to fill perceived needs on the Board for required skills, expertise, independence and other factors.

The Nominating and Corporate Governance Committee considers recommendations from stockholders if submitted in a timely manner in accordance with the procedures set forth in our bylaws and will apply the same criteria to all persons being considered. Our Board has adopted a Nominating and Corporate Governance Committee Charter, which is available for viewing at https://www.sonnetbio.com/investors/corporate-governance/governance-documents.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as our principal executive officer during fiscal year 2024, our two most highly compensated executive officers who were serving as executive officers as of September 30, 2024, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of September 30, 2024. The persons listed in the following table are referred to herein as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Pankaj Mohan, Ph.D.	2024	538,998	-	87,628	-	-	626,626
President and Chief Executive Officer(2)	2023	538,998	-	95,724	-	-	634,722
John Cini, Ph.D.	2024	397,750	-	21,907	-	-	419,657
Chief Scientific Officer	2023	397,750	-	23,931	-	20,000	441,681
Jay Cross	2024	388,725	-	16,852	-	1,228	406,805
Chief Financial Officer(3)	2023	388,725	-	15,829	-	-	404,554

(1) Represents the aggregate grant date fair value for grants made in fiscal year 2024 and 2023 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.

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

We entered into an employment agreement with Dr. Mohan on December 31, 2018, as amended (the “Mohan Agreement”), setting forth the terms of his employment as Chief Executive Officer. Pursuant to the employment agreement, Dr. Mohan is entitled to, among other things, (i) an annual gross base salary of $490,000, (ii) eligibility for a bonus equal to 5.4% of gross revenue received by the Company from a strategic transaction and (iii) for any year in which the bonus in the previous clause amounts to less than 50% of the base salary, an additional performance-based cash bonus to bring the aggregate cash bonus for such year to up to 50% of the base salary, as determined by the Board. The employment agreement shall terminate in accordance with its terms. Pursuant to Dr. Mohan’s employment agreement, if he is terminated without “Cause” or for “Good Reason” within 2 months prior to or within 12 months following a “Change in Control”, he is entitled to (i) his base salary for 18 months, (ii) a bonus equal to his performance bonus for the year in which the termination occurs, divided by 12, and then multiplied by 18, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage. If Dr. Mohan is terminated without “Cause” or for “Good Reason” not coincident with a “Change in Control”, he is entitled to (i) his base salary for 18 months, (ii) any performance bonus for the performance year in which his termination occurs, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage.

We entered into an employment agreement with Dr. Cini on January 10, 2020, as amended (the “Cini Agreement”), setting forth the terms of his employment as Chief Scientific Officer. Pursuant to the employment agreement, Dr. Cini is entitled to, among other things, (i) an annual gross base salary of $370,000, (ii) eligibility for a bonus equal to 1.1% of gross revenue received by the Company from a strategic transaction and (iii) for any year in which the bonus in the previous clause amounts to less than 35% of the base salary, an additional performance-based cash bonus to bring the aggregate cash bonus for such year to up to 35% of the base salary, as determined by the Board. The employment agreement shall terminate in accordance with its terms. Pursuant to Dr. Cini’s employment agreement, if he is terminated without “Cause” or for “Good Reason” within 2 months prior to or within 12 months following a “Change in Control”, he is entitled to (i) his base salary for 12 months and (ii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage. If Dr. Cini is terminated without “Cause” or for “Good Reason” not coincident with a “Change in Control”, he is entitled to (i) his base salary for 9 months and (ii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 12 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage.

We entered into an employment agreement with Mr. Cross on January 10, 2020 (the “Cross Agreement”), setting forth the terms of his employment as Chief Financial Officer. Pursuant to the employment agreement, Mr. Cross is entitled to, among other things, (i) an annual gross base salary of $365,000 and (ii) eligibility for a performance-based cash bonus of up to 40% of the base salary, as determined by the Board. The employment agreement shall terminate in accordance with its terms. Pursuant to Mr. Cross’s employment agreement, if he is terminated without “Cause” or for “Good Reason” within 2 months prior to or within 12 months following a “Change in Control”, he is entitled to (i) his base salary for 12 months, (ii) any performance bonus for the performance year in which his termination occurs, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage. If Mr. Cross is terminated without “Cause” or for “Good Reason” not coincident with a “Change in Control”, he is entitled to (i) his base salary for 9 months, (ii) any performance bonus for the performance year in which his termination occurs, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 12 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage.

Other Agreements

On April 1, 2020, we entered into an employment agreement with Ms. Dexter (the “Dexter Agreement”), setting forth the terms of her employment as Chief Technical Officer. Pursuant to the employment agreement, Ms. Dexter is entitled to, among other things, (i) an annual gross base salary of $310,000 and (ii) eligibility for a performance-based cash bonus of up to 35% of the base salary, as determined by the Board. The employment agreement shall terminate in accordance with its terms. Pursuant to Ms. Dexter’s employment agreement, if she is terminated without “Cause” or for “Good Reason” within 2 months prior to or within 12 months following a “Change in Control”, she is entitled to (i) her base salary for 12 months, (ii) any performance bonus for the performance year in which her termination occurs, and (iii) if she timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date she becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date she becomes ineligible for COBRA continuation coverage. If Ms. Dexter is terminated without “Cause” or for “Good Reason” not coincident with a “Change in Control”, she is entitled to (i) his base salary for 9 months, (ii) any performance bonus for the performance year in which her termination occurs, and (iii) if she timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 12 months following the termination date, (b) the date she becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date she becomes ineligible for COBRA continuation coverage.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each Named Executive Officer and outstanding as of September 30, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2024

	Stock Awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Pankaj Mohan, Ph.D.	7,554.	(1)	$49,857

John Cini, Ph.D.	1,888	(1)	$12,464

Jay Cross	1,452	(1)	$9,588

(1)	Scheduled to vest on January 1, 2025.

Director Compensation

Non-Employee Director Compensation Policy

In connection with the Merger, our Board approved a compensation policy for our non-employee directors. Other than reimbursement for reasonable expenses incurred in connection with attending Board and committee meetings, this policy provides for the following cash compensation:

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

The following table sets forth director compensation for the fiscal year ended September 30 2024, paid by us (excluding compensation to our executive officer set forth in the summary compensation table above). Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during fiscal year 2024.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nailesh Bhatt(2)	54,000	4,328	-	-	58,328
Albert Dyrness(3)	55,500	4,328	-	-	59,828
Donald Griffith (4)	-	3,682	-	90,256	93,938
Raghu Rao(5)	116,500	4,328	-	-	120,828
Lori McNeill(6)	60,000	4,328	-	-	64,328

(1) Represents the aggregate grant date fair value for grants made in 2024 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.

(2) Mr. Bhatt holds an aggregate of 373 restricted stock units, as of September 30, 2024.

(3) Mr. Dyrness holds an aggregate of 373 restricted stock units, as of September 30, 2024.

(4) Mr. Griffith has served as Sonnet’s Financial Controller since January 1, 2019, and since the Merger serves as our Controller. The amounts in the table above under “All Other Compensation” represent salary and bonus earned by Mr. Griffith for the fiscal year 2024. See the description of the employment agreement with Mr. Griffith below. Mr. Griffith holds an aggregate of 317 restricted stock units, as of September 30, 2024.

(5) Mr. Rao holds an aggregate of 373 restricted stock units, as of September 30, 2024.

(6) Ms. McNeill holds an aggregate of 373 restricted stock units, as of September 30, 2024.

Other Agreement with a Director

We entered into an employment agreement with Mr. Griffith on January 1, 2019, setting forth the terms of his employment as Financial Controller. Pursuant to the employment agreement, Mr. Griffith is entitled to, among other things, (i) an annual prorated gross base salary of $150,000 and (ii) eligibility for a target bonus equal to 25% of gross salary earned. The employment agreement has no specific term and constitutes an at-will employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 16, 2024 with respect to the beneficial ownership of our common stock by the following: (i) each of our current directors; (ii) each of our Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by us to own beneficially more than five percent (5%) of the outstanding shares of the our common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the our common stock issuable under options that are exercisable on or within 60 days after December 16, 2024 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on 3,007,431 shares of common stock issued and outstanding as of December 16, 2024 plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.

Title of Class	Name And Address of Beneficial Owner*	Amount And Nature of Beneficial Ownership		Percent Of Class
	Named Executive Officers and Directors:
	Pankaj Mohan, Ph.D.	23,960	(1)	**
	Nailesh Bhatt	547		**
	Albert Dyrness	537		**
	Donald Griffith	375		**
	Raghu Rao	6,262	(2)	**
	Lori McNeill	394		**
	John. K. Cini, Ph.D.	2,116		**
	Jay Cross	1,588		**
	All current executive officers and directors as a group (10 persons)	38,796		**

*	Unless otherwise indicated, the address is c/o Sonnet BioTherapeutics, Inc., 100 Overlook Center, Suite 102, Princeton, New Jersey, 08540.

**	Less than 1%.

(1)	Includes (i) 377 shares of common stock held by the Mohan Family Office, over which Dr. Mohan has shared power to vote and dispose with Swati Mohan, his spouse and (ii) 3 shares of common stock held individually by Pankhuri Mohan, Dr. Mohan’s child, over which Dr. Mohan has shared power to vote and dispose with Pankhuri Mohan. Includes 8,593 shares of common stock currently issuable upon the exercise of warrants.

(2)	Includes 3,906 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days of December 16, 2024.

Equity Compensation Plan Information

The following table provides information as of September 30, 2024 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2020 Omnibus Equity Incentive Plan (the “2020 Plan”).

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	17,152	N/A	-
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	17,152	-	-

(1)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and RSAs, since RSUs and RSAs have no exercise price. Other than RSUs and RSAs, there were no outstanding options, warrants, or rights under our equity compensation plan as of September 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction and series of similar transactions, since the beginning of fiscal year 2023, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, nominees for director, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our Named Executive Officers and directors are described in the section entitled “Executive Compensation”.

Public Offering

Pankaj Mohan, our Chairman and Chief Executive Officer, purchased 4,296 shares of common stock and warrants to purchase 8,593 shares of common stock pursuant to an underwritten public offering by the us at $12.80 per share and accompanying two warrants. The offering closed on October 27, 2023.

Raghu Rao, a director, purchased 1,953 shares of common stock and warrants to purchase 3,906 shares of common stock pursuant to an underwritten public offering by the us at $12.80 per share and accompanying two warrants. The offering closed on October 27, 2023.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Director Independence

Our Board currently consists of six directors. Our Board has determined that Messrs. Bhatt, Dyrness and Rao and Ms. McNeill are “independent” as that term is defined under the rules of The Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP, our independent registered public accounting firm, for each of the respective last two fiscal years:

Fee Category	2024	2023
Audit Fees	$668,000	$540,000
Audit-Related Fees	-	-
Tax Fees	42,074	61,565
All Other Fees	-	-
Total Fees	$710,074	$601,565

Audit Fees

Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements and reviews of our quarterly interim consolidated financial statements, as well as for fees associated with registration statements, comfort letters and consents.

Audit-Related Fees

We did not incur any audit-related fees from our independent auditors in 2024 or 2023.

Tax Fees

Tax fees are associated with tax compliance, tax advice, tax planning and tax preparation services.

All Other Fees

Fees related to products and services provided by the principal accountant, other than the services reported in the above sections.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by KPMG LLP during 2024 and 2023 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining KPMG LLP’s independence and has determined that such services for fiscal years 2024 and 2023 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

The Audit Committee is responsible for reviewing and discussing the audited consolidated financial statements with management, discussing with the independent registered public accountants the matters required by Public Company Accounting Oversight Board Auditing Standard No. 1301 Communications with Audit Committees, receiving written disclosures from the independent registered public accountants required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence and discussing with the independent registered public accountants their independence, and recommending to the Board that the audited consolidated financial statements be included in our Annual Report on Form 10-K.

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

Sonnet BioTherapeutics Holdings, Inc. (Registrant)

Date: December 17, 2024	/s/ Pankaj Mohan, Ph.D.
Pankaj Mohan, Ph.D.
President and Chief Executive Officer (Principal Executive Officer and duly authorized signatory)

Date: December 17, 2024	/s/ Jay Cross
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

Signature	Title	Date

/s/ Pankaj Mohan, Ph.D.	President, Chief Executive Officer and Chairman	December 17, 2024
Pankaj Mohan, Ph.D.	(Principal Executive Officer)

/s/ Jay Cross	Chief Financial Officer	December 17, 2024
Jay Cross	(Principal Financial and Accounting Officer)

/s/ Albert Dyrness	Director	December 17, 2024
Albert Dyrness

/s/ Nailesh Bhatt	Director	December 17, 2024
Nailesh Bhatt

/s/ Raghu Rao	Director	December 17, 2024
Raghu Rao

/s/ Donald Griffith	Director	December 17, 2024
Donald Griffith

/s/ Lori McNeill	Director	December 17, 2024
Lori McNeill

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated October 10, 2019, by and among the Company, Sonnet Sub. and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on October 11, 2019, and incorporated herein by reference).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated February 7, 2020, by and among the Company, Sonnet Sub and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on February 7, 2020, and incorporated herein by reference).

2.3	Share Exchange Agreement, between Sonnet BioTherapeutics, Inc. and Relief Therapeutics Holding SA, dated August 9, 2019 (incorporated by reference to Exhibit 2.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).#

3.1	Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated September 16, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2022).

3.5

Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated August 31, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2023).

3.6	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated September 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2024).

3.7	Amended and Restated Bylaws, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011).

4.2	Form of Warrant dated May 4, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2017).

4.3	Spin-Off Entity Warrant, dated April 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

4.4	Form of Sonnet BioTherapeutics, Inc. Converted Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020).

4.5	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.6	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

4.7	Registration Rights Agreement, dated February 7, 2020, by and between the Company and certain investors named therein (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.8	Description of Securities*

4.9	Form of Pre-Funded Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.10	Form of Underwriter Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 16, 2021).

4.11	Form of Common Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.12	Form of Pre-Funded Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.13	Form of Underwriter Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.14	Form of Common Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.15	Form of Pre-Funded Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.16	Form of Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.17	Form of Placement Agent Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.18	Form of Pre-Funded Warrant (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

4.19	Form of Underwriter Warrant (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

4.20	Form of Common Warrant (filed as Exhibit 4.16 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

4.21	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

4.22	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

4.23	Form of Common Warrant (incorporated by reference to Exhibit 4.22 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 6, 2024).

4.24	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 6, 2024).

4.25	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

4.26	Form of Private Placement Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

4.27	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

10.1	Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated August 6, 2019 (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.2	Amendment to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated September 25, 2019 (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.3	Side Letter and Amendment No. 2 to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS, Sonnet BioTherapeutics, Inc. and Chanticleer Holdings, Inc., dated February 7, 2020 (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.4	Employment Agreement, between Pankaj Mohan and Sonnet BioTherapeutics, Inc., dated December 31, 2018 (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.5	Employment Agreement, between John Cini and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.6	Employment Agreement, between Jay Cross and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.7	Employment Agreement, between Susan Dexter and the Company, dated April 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020). †

10.8	Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.9	Sonnet BioTherapeutics Holdings, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 20, 2020). †

10.10	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020). †

10.11	License Agreement, between Ares Trading SA and Relief Therapeutics SA, dated August 28, 2015 (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.12	Discovery Collaboration Agreement, between XOMA (US) LLC and Oncobiologics, Inc., dated July 23, 2012 (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.13	Amendment of Discovery Collaboration Agreement, between XOMA (US) LLC and Sonnet BioTherapeutics, Inc., dated May 7, 2019 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.14	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.15	Form of Warrant Exercise and Omnibus Amendment Agreement, dated as of August 3, 2020, by and between Sonnet BioTherapeutics Holdings, Inc. and the Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

10.16	Assignment and Assumption Employment Agreements by Sonnet BioTherapeutics Holdings, Inc., effective April 1, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.17	Amendment No. 1 to Executive Employment Agreement, between Pankaj Mohan and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.18	Amendment No. 1 to Executive Employment Agreement, between John Cini and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.20	At-The-Market Sales Agreement, dated February 5, 2020, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).

10.21	License Agreement, dated May 2, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021).

10.22	First Amendment to License Agreement, dated June 11, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.23	Second Amendment to License Agreement, dated July 7, 2021, among Sonnet Biotherapeutics CH SA, Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.24	Amendment to License Agreement and Settlement, dated November 1, 2021, between ARES TRADING SA and Sonnet BioTherapeutics CH SA (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.25	At-The-Market Sales Agreement, dated August 15, 2022, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

10.26	Underwriting Agreement, dated February 8, 2023, between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

10.27

Form of Securities Purchase Agreement, dated June 28, 2023, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.28	ChEF Purchase Agreement, dated as of May 2, 2024, by and between Sonnet BioTherapeutics Holdings, Inc. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.29	Registration Rights Agreement, dated as of May 2, 2024, by and between Sonnet BioTherapeutics Holdings, Inc. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.30	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.31	License Agreement, dated October 8, 2024, between Sonnet BioTherapeutics, Inc., Sonnet BioTherapeutics CH SA and Alkem Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.32	Underwriting Agreement, dated November 6, 2024, between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2024).

10.33	Form of Registered Direct Securities Purchase Agreement, dated December 9, 2024, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

10.34	Form of Private Placement Securities Purchase Agreement, dated December 9, 2024, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

19.1	Insider Trading Policy.*

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2023).

23.1	Consent of KPMG LLP.*

24.1	Power of attorney (included on the signature page).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

***	Filed herewith; portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted portions will be furnished to the Securities and Exchange Commission upon request.

#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensation plan, contract or arrangement.

