Form 10-Q
period 2024-12-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2025-02-13
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

☐ Yes ☒ No

There were 3,065,701 shares of common stock, par value $0.0001 per share, of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of February 12, 2025.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

INDEX TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash	$4,861,503	$149,456
Unbilled collaboration revenue	500,000	—
Prepaid expenses and other current assets	1,196,868	1,206,409
Incentive tax receivable	166,792	762,078
Total current assets	6,725,163	2,117,943
Property and equipment, net	17,312	20,523
Operating lease right-of-use asset	104,435	123,417
Deferred offering costs	122,058	15,000
Other assets	213,059	494,147
Total assets	$7,182,027	$2,771,030
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,639,981	$2,183,416
Accrued expenses and other current liabilities	1,394,520	942,489
Current portion of operating lease liability	87,323	84,291
Total current liabilities	3,121,824	3,210,196
Operating lease liability, net of current portion	23,634	46,573
Total liabilities	3,145,458	3,256,769
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized; 3,007,431 and 650,284 issued and outstanding at December 31, 2024 and September 30, 2024, respectively	300	65
Additional paid-in capital	124,877,960	117,195,181
Accumulated deficit	(120,841,691)	(117,680,985)
Total stockholders’ equity (deficit)	4,036,569	(485,739)
Total liabilities and stockholders’ equity (deficit)	$7,182,027	$2,771,030

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,
	2024	2023
Collaboration revenue	$1,000,000	$18,626
Operating expenses:
Research and development	1,886,076	644,042
General and administrative	1,963,346	653,455
Total operating expenses	3,849,422	1,297,497
Loss from operations	(2,849,422)	(1,278,871)
Foreign exchange (loss) gain	(152,884)	110,362
Loss before provision from income taxes	(3,002,306)	(1,168,509)
Provision for income taxes	(158,400)	—
Net loss	$(3,160,706)	$(1,168,509)

Per share information:
Net loss per share, basic and diluted	$(1.56)	$(2.46)
Weighted average shares outstanding, basic and diluted	2,022,818	474,699

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2024	650,284	$65	$117,195,181	$(117,680,985)	$(485,739)
Sale of common stock, net of issuance costs	1,050,500	105	7,622,514	—	7,622,619
Retirement of shares in connection with reverse stock split	(373)	—	—	—	—
Shares released from abeyance	32,375	3	(3)	—	—
Net share settlement of warrants	1,209	—	—	—	—
Exercise of warrants	1,273,436	127	(127)	—	—
Share-based compensation	—	—	60,395	—	60,395
Net loss	—	—	—	(3,160,706)	(3,160,706)
Balance at December 31, 2024	3,007,431	$300	$124,877,960	$(120,841,691)	$4,036,569

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2023	218,786	$22	$110,017,751	$(110,243,753)	$(225,980)
Sale of common stock, net of issuance costs	163,281	16	3,916,927	—	3,916,943
Retirement of shares in connection with reverse stock split	(190)	—	—	—	—
Net share settlement of warrants	1,795	—	—	—	—
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(1,168,509)	(1,168,509)
Balance at December 31, 2023	383,672	$38	$113,984,683	$(111,412,262)	$2,572,459

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,160,706)	$(1,168,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,211	3,211
Acquired in-process research and development	12,000	12,000
Amortization of operating lease right-of-use asset	18,982	16,763
Share-based compensation	60,395	50,005
Changes in operating assets and liabilities:
Unbilled collaboration revenue	(500,000)	—
Prepaid expenses and other current assets	9,541	269,116
Incentive tax receivable	595,286	592,463
Other assets	281,088	(77,656)
Accounts payable	(635,568)	(465,735)
Accrued expenses and other current liabilities	425,432	(2,287,544)
Operating lease liability	(19,907)	(17,225)
Deferred income	—	(18,626)
Net cash used in operating activities	(2,910,246)	(3,091,737)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,711,161	3,838,870
Payment of deferred offering costs	(75,000)	—
Payment of warrant issuance costs	(13,868)	—
Net cash provided by financing activities	7,622,293	3,838,870

Net increase in cash	4,712,047	747,133
Cash, beginning of period	149,456	2,274,259
Cash, end of period	$4,861,503	$3,021,392

Supplemental disclosure of non-cash operating, investing and financing activities:
In-process research and development in accrued expenses	$12,000	$12,000
Deferred offering costs in accounts payable and accrued expenses	$32,058	$15,000
Common stock issuance costs in accounts payable	$88,542	$—

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

In January 2025, Sonnet announced an expansion of its Phase 1 SB101 clinical study of SON-1010 to add a new cohort to evaluate its effect in combination with trabectedin (Yondelis®), following the successful completion of monotherapy dose escalation. Trabectedin is an alkylating DNA-binding agent that was approved as a second-line treatment in early 2024 for patients with unresectable, metastatic liposarcoma or leiomyosarcoma who have received a prior anthracycline-containing regimen. It is also known to activate tumor macrophages into a pro-inflammatory phenotype. The Company believes that SON-1010 has the potential to complement that activity by activating the NK and T cells in the TME to secrete more interferon-gamma (IFNγ), which is considered to be important for anti-tumor control.

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

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal and pancreatic cancer. In February 2023, Sonnet announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. In August 2024, the Company entered into a Master Clinical Collaboration Agreement (the “SOC Agreement”) with the Sarcoma Oncology Center (“SOC”) to advance the development of SON-1210. An Innovative Immuno Oncology Consortium (“IIOC”) that is funded by the SOC will conduct an investigator-initiated Phase 1b/2a study of SON-1210 in pancreatic cancer. The IIOC submitted a pre-IND package to the FDA. Based on the FDA feedback, preparations for the full IND submission package are underway.

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist interaction with the IL-18 inhibitor binding protein, and single-chain human IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2024, activities will continue through 2025 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

Sonnet has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. The Company has elected to place the SON-3015 development program on hold for expense reduction purposes.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash at December 31, 2024 of $4.9 million will fund the Company’s projected operations into July 2025. The Company received preliminary approval of its application to sell up to $0.8 million of its New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program (the “Program”), subject to execution of such sale (see Note 8). Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to secure additional capital in the future through equity or debt financings, including sales pursuant to its ChEF Purchase Agreement (the “Purchase Agreement”) with Chardan Capital Markets, LLC (“Chardan”), related to a “ChEF,” Chardan’s committed equity facility (the “Facility”); partnerships; collaborations; or other sources to carry out the Company’s planned development activities. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and its results of operations and cash flows for the three months ended December 31, 2024 and 2023. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited consolidated financial statements and related notes of Sonnet as of and for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

d. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of December 31, 2024, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.2 million. For each of the three months ended December 31, 2024 and 2023, $0.2 million for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. In November 2024, the Company received $0.7 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2024. In December 2023, the Company received $0.8 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2023.

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

f. Deferred offering costs

Legal and other costs incurred in relation to equity offerings are capitalized as deferred offering costs and charged against the proceeds from equity offerings when received. If a financing is abandoned, deferred offering costs are expensed.

g. Derivative liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the consolidated statement of operations. The Company determined that certain features under the Purchase Agreement (see Note 6) qualified as embedded derivatives. The derivative liability is accounted for separately from the Purchase Agreement at fair value, which has been deemed de minimis.

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

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability. In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life Therapeutics Pte, Ltd. (“New Life”). In October 2024, the Company entered into the Alkem Agreement. See Note 5 for further discussion of these agreements.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

j. Foreign currency

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the foreign exchange gain (loss) line item in the consolidated statement of operations.

k. Reverse stock split

On September 30, 2024, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 1-for-8 reverse stock split of the Company’s issued and outstanding shares of common stock. As a result of the reverse stock split, every eight shares of common stock issued and outstanding was converted into one share of common stock. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The reverse stock split did not change the par value or authorized number of shares of common stock. All common share and per share amounts presented in the unaudited interim consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

l. Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three months ended December 31, 2024 are pre-funded October 2023 warrants to purchase 99,687 shares of common stock with an exercise price of $0.0008 per share, warrants exercised through the June 2024 inducement offer for 155,125 shares of common stock that are being held in abeyance as of December 31, 2024 due to beneficial ownership limitations, and pre-funded December 2024 warrants to purchase 545,500 shares of common stock with an exercise price of $0.0001 per share. Included in basic weighted-average number of shares of common stock outstanding during the three months ended December 31, 2023 are pre-funded October 2023 warrants to purchase 192,187 shares of common stock with an exercise price of $0.0008 per share.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	December 31,
	2024	2023
Common stock warrants August 2021	14,031	14,031
Underwriter warrants August 2021	284	284
Chanticleer warrants	6	6
Series C warrants	2,297	2,297
Series 3 warrants	1,566	1,566
Unvested restricted stock units and awards	17,152	976
Common stock warrants February 2023	31,563	33,982
Underwriter warrants February 2023	1,933	1,933
Common stock private placement warrants June 2023	28,409	28,409
Placement agent warrants June 2023	852	852
Common stock warrants October 2023	354,994	710,931
Underwriter warrants October 2023	10,664	10,664
Placement agent warrants June 2024	14,142	—
Common stock warrants June 2024	703,125	—
Common stock warrants November 2024	2,222,222	—
Common stock registered direct warrants December 2024	1,085,325	—
Common stock PIPE warrants December 2024	673,000	—
	5,161,565	805,931

m. Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01 to clarify the effective date, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented in the consolidated statement of operations. The guidance in this ASU is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	September 30, 2024
Compensation and benefits	$155,514	$149,802
Research and development	969,684	617,545
Professional fees	267,587	173,319
Other	1,735	1,823
	$1,394,520	$942,489

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three months ended December 31, 2024 and 2023.

In August 2015, the Company entered into a License Agreement (the “ARES License Agreement”) with Ares Trading (“ARES”), a wholly-owned subsidiary of Merck KGaA. Under the terms of the ARES License Agreement, as subsequently amended in October 2021, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Pursuant to the ARES License Agreement, the Company will pay ARES high single-digit royalties on net sales of products sold by the Company. Royalties are payable on a product-by-product and country-by-country basis until the later of (i) a specified period of time after the first commercial sale in such country, and (ii) the last date on which such product is covered by a valid claim in such country. Additionally, the Company will pay ARES a percentage of all revenue received through sublicensing the IL-6 compound, including revenue from any upfront, milestone, royalty, maintenance and similar payments, net of certain full time equivalent (“FTE”) costs incurred by the Company pursuant to such sublicense. The percentage rate owed to ARES on sublicense revenue decreases depending on the point in time of execution of the relevant sublicense agreement and the development progress accomplished by the Company to that point in time. The upfront cash payments received by the Company pursuant to the New Life Agreement (see Note 5) were specifically excluded from the scope of the amended ARES License Agreement. The Company owes ARES $0.1 million in license fees related to sublicense revenue received pursuant to the Alkem Agreement (see Note 5), which is included in research and development expenses in the unaudited interim consolidated statement of operations for the three months ended December 31, 2024. No license fees were incurred during the three months ended December 31, 2023.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three months ended December 31, 2024 and 2023.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement. The Company incurred $12,000 in license fees during the three months ended December 31, 2024 and 2023, which were recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statements of operations.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of December 31, 2024). No license fees were incurred during the three months ended December 31, 2024 and 2023.

Collaboration agreement

In August 2024, the Company entered into a Master Clinical Collaboration Agreement (the “SOC Agreement”) with the Sarcoma Oncology Center (“SOC”) to advance the development of SON-1210. An Innovative Immuno Oncology Center funded by the SOC will conduct an investigator-initiated Phase 1/2a study of SON-1210 in pancreatic cancer. The Company will provide the study drug and provide support services for the study. If the Company establishes a partnership with a third party prior to the initiation of the initial efficacy combination trial under this collaboration, the Company will incur, payable to the SOC, a one-time fee equal to the greater of 5% or $1.5 million from the first upfront payment received from such third party partnership.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement, of which $0.3 million of evaluation milestones have been previously recognized. No milestones were achieved and no license fees were incurred during the three months ended December 31, 2024 and 2023.

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

5. Collaboration Revenue

New Life Agreement

Under the New Life Agreement, the Company granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of DPN in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life paid the Company an aggregate of $1.0 million in non-refundable upfront cash payments in connection with the execution of the New Life Agreement. The related collaboration revenue was fully recognized by December 31, 2023, as the Company had completed its performance obligations under the New Life Agreement. In December 2024, New Life informed the Company that it has elected to move its business in a different direction and provided the Company with written notice of its intention to exercise its Give Back Option, which is the right to give back the rights with respect to Products in the DPN Field in one or more countries in the Exclusive Territory. The exercise of the Give Back Option is subject to the negotiation and mutual agreement of terms between the Company and New Life.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Alkem Agreement

Under the Alkem Agreement entered into on October 8, 2024 (see Note 1), the Company granted Alkem an exclusive license (with the right to sublicense) to research, develop, manufacture, import, export, market, use and commercialize pharmaceutical products containing its IL-6 (SON-080) asset (or any derivatives, fragments or conjugates thereof) (the “Compounds”) (such products, the “Products”) for the treatment of DPN (the “DPN Field”) and to manufacture, import, export, market, use and commercialize Products for the treatment of CIPN and autonomic neuropathy (together with the DPN Field, the “Fields”) in India. Except as provided for in the Alkem Agreement, the Company agreed not to develop, use, sell, offer or otherwise commercialize any Compounds or Products for use in the DPN Field in India during the term of the Alkem Agreement. The Company retains all rights to manufacture Compounds and Products anywhere in the world. The Company and Alkem will enter into a follow-on supply agreement pursuant to which the Company will manufacture for Alkem Compounds and Products for post-Phase 2 clinical development and commercialization in accordance with the Alkem Agreement on terms to be negotiated by the parties. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies (if any, subject to both parties’ approval), preparing and filing applications for regulatory approval and undertaking other developmental and regulatory activities for commercializing Products in the DPN Field in India. Alkem will own and maintain all regulatory filings and approvals for Products in India. Upon payment of a Clinical Data Access Fee (as defined in the Alkem Agreement), the Company will have rights to access and use the data generated by the clinical trials conducted in connection with the Alkem Agreement. Under the terms of the Alkem Agreement, Alkem will pay the Company $1.0 million in upfront payments and up to an additional $1.0 million in milestone payments. Additionally, the Company is entitled to receive a royalty equal to a percentage in the low double digits of the net sales of the Product upon commercialization of SON-080 in India, less certain expenses as set forth in the Alkem Agreement.

Revenue recognition

The Company first assessed the Alkem Agreement under ASC 808, Collaborative Arrangements (“ASC 808”), to determine whether the Alkem Agreement or units of accounts within the Alkem Agreement represent a collaborative arrangement based on the risks and rewards and activities of the parties. The Company applied relevant guidance from ASC 606, Revenue from Contracts with Customers (“ASC 606”), to evaluate the appropriate accounting for the collaborative arrangement with Alkem.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In accordance with this guidance, the Company identified the following obligations under the Alkem arrangement: (i) License to research, develop, market, import, use and commercialize the Product in the DPN field in India (the “License”); and (ii) supply of Compound for a Phase 2 clinical trial (“Supply”). The future supply agreement for post-Phase 2 clinical development represents an optional purchase, which will be accounted for as a separate contract, and the Company did not identify any material right to be present. The Company determined that the License and Supply are not distinct from each other and therefore combined these material promises into a single performance obligation. The Company determined the initial transaction price of the single performance obligation to be $1.0 million, as the future development and commercialization milestones, which represent variable consideration, are subject to constraint at inception. At the end of each subsequent reporting period, the Company will reevaluate the probability of achievement of the future development and commercialization milestones subject to constraint and, if necessary, will adjust its estimate of the overall transaction price. Any such adjustments will be recorded on a cumulative catch-up basis. For the sales-based royalties, the Company will recognize revenue when the related sales occur.

Collaboration revenue from the single performance obligation related to the Alkem Agreement was recognized at the point-in-time at which the Company transferred the License and Supply to Alkem. Collaboration revenue from the single performance obligation related to the New Life Agreement was recognized over the estimated performance of the research and development activities. The Company recognized $1.0 million and $18,626 of collaboration revenue for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company has recorded a contract asset for $0.5 million related to the Alkem Agreement, which represents the unbilled amount related to the single performance obligation and is included in unbilled collaboration revenue in the unaudited interim consolidated balance sheet.

6. Stockholders’ Equity (Deficit)

October 2023 underwritten public offering

On October 26, 2023, the Company closed a public offering of common stock and certain warrants through Chardan and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 163,281 shares of its common stock and, to certain investors, pre-funded warrants to purchase 192,187 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 710,931 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $12.80 and the public offering price of each pre-funded warrant and accompanying common warrant was $12.7992. The common warrants were immediately exercisable at a price of $12.80 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. In connection with the June 2024 inducement offer, the exercise price was decreased to $9.60 per share of common stock for common warrants that remained unexercised at the time of the offer. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0008 per share of common stock. In addition, warrants to purchase 10,664 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $16.00 per share and expire five years from the date of issuance.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Committed equity facility

On May 2, 2024, the Company entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to a “ChEF,” Chardan’s committed equity facility, or the Facility (see Note 1). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, of which $24.9 million is available to be sold as of December 31, 2024. The Facility will allow the Company to raise primary equity on a periodic basis at its sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by the Company regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of the Company’s common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby equity purchase agreement and includes an embedded put option and an embedded forward contract. The Company accounts for the embedded features in the Purchase Agreement as derivatives measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The derivatives associated with the Purchase Agreement have been deemed de minimis. The Company did not sell any shares of common stock pursuant to the Purchase Agreement during the three months ended December 31, 2024.

November 2024 underwritten public offering

On November 7, 2024, the Company closed a public offering of common stock and certain warrants through Chardan, as underwriter, for net proceeds of $4.2 million through the issuance and sale of 155,000 shares of its common stock, pre-funded warrants to purchase up to 956,111 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 2,222,222 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $4.50 and the public offering price of each pre-funded warrant and accompanying common warrant was $4.4999. The common warrants were immediately exercisable at a price of $4.50 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants have been exercised as of December 31, 2024.

December 2024 registered direct and PIPE offering

On December 10, 2024, the Company closed a registered direct offering with institutional investors for the issuance and sale of 768,000 shares of its common stock, pre-funded warrants to purchase up to 317,325 shares of common stock, and accompanying warrants to purchase up to an aggregate of 1,085,325 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The offering price of each share of common stock and accompanying common warrant was $2.23 and the offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants have been exercised as of December 31, 2024.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company closed a concurrent private placement with an existing investor for the issuance and sale of 127,500 shares of its common stock, pre-funded warrants to purchase up to 545,500 shares of common stock, and accompanying warrants to purchase up to an aggregate 673,000 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold in the private placement (“PIPE”) together with a common warrant to purchase one share of common stock. The PIPE offering price of each share of common stock and accompanying common warrant was $2.23 and the PIPE offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The PIPE warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock.

The Company raised net proceeds of approximately $3.5 million from the registered direct and PIPE offering.

Common stock warrants

As of December 31, 2024, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	14,031	$2,094.4000	August 24, 2026
Underwriter warrants August 2021	284	$2,618.0000	August 19, 2026
Chanticleer warrants	6	$144,144.0000 - $224,224.0000	April 30, 2027 - December 17, 2028
Series C warrants	2,297	$7,860.1600	October 16, 2025
Series 3 warrants	1,566	$717.0240	August 15, 2027
Common stock warrants February 2023	31,563	$190.0800	February 10, 2028
Underwriter warrants February 2023	1,933	$237.6000	February 8, 2028
Common stock private placement warrants June 2023	28,409	$12.4000	June 21, 2029
Placement agent warrants June 2023	852	$118.7824	December 30, 2026
Common stock warrants October 2023	354,994	$9.6000	October 27, 2028
Pre-funded warrants October 2023	99,687	$0.0008	—
Underwriter warrants October 2023	10,664	$16.0000	October 24, 2028
Placement agent warrants June 2024	14,142	$14.8800	June 19, 2029
Common stock warrants June 2024	703,125	$12.4000	June 21, 2029
Common stock warrants November 2024	2,222,222	$4.5000	November 7, 2029
Common stock registered direct warrants December 2024	1,085,325	$2.1000	December 9, 2029
Common stock PIPE warrants December 2024	673,000	$2.1000	December 9, 2029
Pre-funded warrants December 2024	545,500	$0.0001	—
Total	5,789,600

Due to beneficial ownership limitations, 187,500 shares of common stock related to warrants that were exercised in June 2024 through the inducement offer were being held in abeyance. During the three months ended December 31, 2024, 32,375 of these shares of common stock were released from abeyance, resulting in 155,125 shares of common stock held in abeyance as of December 31, 2024.

During the three months ended December 31, 2024, 2,419 warrants were net share settled, resulting in the issuance of 1,209 shares of common stock, and 1,273,436 pre-funded warrants were exercised on a cash basis for de minimis proceeds.

During the three months ended December 31, 2023, 3,590 warrants were net share settled, resulting in the issuance of 1,795 shares of common stock, and 4,302 warrants were abandoned by the warrant holder.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). There were 5 shares available for issuance under the Plan as of December 31, 2024. On January 1, 2025, the total number of shares authorized under the Plan increased to 120,302. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted stock units and awards

On January 1, 2024, 9,175 restricted stock units (“RSUs”) and 7,977 restricted stock awards (“RSAs”) were granted, 100% of which vested on January 1, 2025. Any unvested RSUs or RSAs will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended December 31,
	2024	2023
Research and development	$28,268	$24,554
General and administrative	32,127	25,451
	$60,395	$50,005

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at December 31, 2024	9,175	$14.08

During the three months ended December 31, 2024, there were no RSUs granted, vested or forfeited. As of December 31, 2024, there was no unrecognized compensation expense relating to unvested RSUs granted.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at December 31, 2024	7,977	$14.08

During the three months ended December 31, 2024, there were no RSAs granted, vested or forfeited. As of December 31, 2024, there was no unrecognized compensation expense relating to unvested RSAs granted.

8. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 13, 2025, the date at which the unaudited interim consolidated financial statements were available to be issued.

Subsequent to December 31, 2024, the Company sold 58,270 shares of common stock pursuant to the Purchase Agreement for net proceeds of $0.1 million.

The Company received preliminary approval of its application to sell up to $0.8 million of its New Jersey state net operating losses through the Program (see Note 1). In February 2025, the Company identified a buyer. As outlined in the Program, although the sale has been approved and a buyer identified, the Company must still execute an arrangement with such buyer to consummate a sale of the state net operating losses.

On February 10, 2025, Jay Cross submitted his resignation as our Chief Financial Officer, effective February 21, 2025. In connection with Mr. Cross’s resignation, on February 12, 2025, the Company’s board of directors (the “Board”) appointed Donald Griffith, CPA, the Company’s current Controller and a member of the Board, to succeed Mr. Cross as its Chief Financial Officer effective February 21, 2025.

On February 12, 2025, Stephen McAndrew, Ph.D., the Company’s Senior Vice President of Business Development, was appointed as the Company’s Chief Business Officer. In connection with his appointment, Dr. McAndrew entered into an employment agreement with the Company, dated February 12, 2025 (the “McAndrew Agreement”). Dr. McAndrew’s employment as the Company’s Chief Business Officer will commence on February 17, 2025. Pursuant to the McAndrew Agreement, Dr. McAndrew is entitled to, among other things, (i) an annual gross base salary of $330,000 (“Base Salary”) and (ii) eligibility for a performance-based cash bonus of up to 35% of the Base Salary, as determined by the Board.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our lack of operating history and history of operating losses;

●	our need for significant additional capital and our ability to satisfy our capital needs;

●	our ability to complete required clinical trials of our products and obtain approval from the U.S. Food and Drug Administration (the “FDA”) or other regulatory agents in different jurisdictions;

●	our ability to maintain the listing of our common stock on The Nasdaq Capital Market;

●	our ability to maintain or protect the validity of our patents and other intellectual property;

●	our ability to retain key executive members;

●	our ability to internally develop new inventions and intellectual property;

●	interpretations of current laws and the passage of future laws;

●	acceptance of our business model by investors;

●	the emergence and effect of competing or complementary products, including the ability of our future products to compete effectively;

●	the accuracy of our estimates regarding expenses and capital requirements; and

●	our ability to adequately support growth.

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

In January 2025, we announced an expansion of our Phase 1 SB101 clinical study of SON-1010 to add a new cohort to evaluate its effect in combination with trabectedin (Yondelis®), following the successful completion of monotherapy dose escalation. Trabectedin is an alkylating DNA-binding agent that was approved as a second-line treatment in early 2024 for patients with unresectable, metastatic liposarcoma or leiomyosarcoma who have received a prior anthracycline-containing regimen. It is also known to activate tumor macrophages into a pro-inflammatory phenotype. We believe that SON-1010 has the potential to complement that activity by activating the NK and T cells in the TME to secrete more interferon-gamma (IFNγ), which is considered to be important for anti-tumor control.

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN in July 2022. Enrollment of the first portion of the SB211 study in CIPN has been completed, and the Data Safety Monitoring Board (“DSMB”) completed its review of the preliminary safety data during the first calendar quarter of 2024, clearing the trial to proceed to Part 2. Following the completion of the DSMB review, we announced initial safety data from the CIPN study. The objective will be to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity.

On October 8, 2024, we entered into a license agreement (the “Alkem Agreement”) with Alkem Laboratories Limited (“Alkem”) for the development and commercialization of SON-080 in DPN and/or CIPN in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies, preparing and filing applications for regulatory approval aiming at commercializing SON-080 in the DPN Field in India.

Pursuant to a license agreement (the “New Life Agreement”) we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we agreed to be jointly responsible for developing SON-080 in DPN with New Life, with the objective to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity. We were informed by New Life that is has elected to move its business in a different direction. On December 2, 2024, New Life provided written notice to us of its intention to exercise its right to give back the rights with respect to the Products under the New Life Agreement (the “Give Back Option”) under the New Life Agreement, subject to the negotiation and mutual agreement of the terms of such Give Back Option by us and New Life. We are negotiating the terms of the Give Back Option with New Life. If we and New Life are unable to reach a mutual agreement on such terms, the Give Back Option will expire unexercised, New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement and the New Life Agreement will remain in effect unless otherwise terminated by either us or New Life pursuant to the terms and conditions of the New Life Agreement.

SON-1210 (IL12-FHAB-IL15), our lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal and pancreatic cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. In August 2024, we entered into a Master Clinical Collaboration Agreement (the “SOC Agreement”) with the Sarcoma Oncology Center (“SOC”) to advance the development of SON-1210. An Innovative Immuno Oncology Consortium (“IIOC”) that is funded by the SOC will conduct an investigator-initiated Phase 1b/2a study of SON-1210 in pancreatic cancer. In November 2024, the IIOC submitted a pre-IND package to FDA. Based on the FDA feedback, preparations for the full IND submission package are underway.

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist interaction with the IL-18 inhibitor binding protein, and single-chain human IL-12 for solid tumor cancers. Cell line development and process development are ongoing, with early experimental drug supply suitable for formulation and analytical method development activities. After some delays in 2024, activities will continue through 2025 with the potential to generate a drug suitable for preclinical studies and subsequent human studies.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $3.2 million and $1.2 million for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had cash of $4.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if and as we:

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

Lead Clinical Programs Update

SON-1010

Phase 1 Trial (SB101 Trial): Solid Tumors (Monotherapy)

This first-in-human study is primarily designed to evaluate the safety of multiple ascending doses of SON-1010 in cancer patients and is being conducted at several sites across the United States. We recently announced an expansion of this trial to study the combination of SON-1010 with trabectedin (Yondelis®) in certain advanced soft-tissue sarcomas (STS), following the successful completion of monotherapy dose escalation. Enrollment in this cohort is underway and is expected to be completed in H1 calendar year 2025. Topline safety data of the combination with trabectedin is expected in H2 calendar year 2025. No new safety concerns have been reported to date.

Phase 1b/2a Trial (SB221 Trial): PROC (Combo with Atezolizumab)

The second trial is a global Phase 1b/2a multicenter, dose-escalation and randomized proof-of-concept study to assess the safety, tolerability, PK, PD, and efficacy of SON-1010 administered subcutaneously (SC), either alone or in combination with atezolizumab given intravenously (IV). Enrollment remains ongoing and an update on safety in that trial is expected in Q1 calendar year 2025.

Program Highlights:

●	PK data reveals about 10-fold extended half-life for SON-1010 compared with rhIL-12 and suggests tumor targeting by the FHAB.
●	Dose-related, controlled, and prolonged IFNγ response.
●

The SB101 trial and the SB221 trial have collectively enrolled 70 subjects, with 10 of 21 evaluable patients (48%) with cancer suggesting clinical benefit of SON-1010 monotherapy (Stable Disease at 4 months).

One patient had a partial response by RECIST criteria (45% decrease from baseline) to SON-1010 at the highest dose.

●	Patients have received up to 25 cycles of SON-1010 as monotherapy and up to 10 cycles of SON-1010 with atezolizumab (Tecentriq®) without dose-limiting toxicity at any dose level.
●	Toxicity is minimized in both trials with the use of a ‘desensitizing’ first dose that takes advantage of the known tachyphylaxis with rhIL-12, which allows higher maintenance doses and potential improvements in efficacy.
● ●	Favorable safety profile. Dose escalation has been completed and the MTD was established at 1200 ng/kg.
●	The final 1200 ng/kg dose-escalation cohort was increased in size to 6 patients to enhance the assessment of PK and PD at the MTD.
●	The safety and toxicity profile that has developed is typical for a Phase 1 oncology trial, with the majority of adverse events (AEs) being reported as mild. All AEs seen to date have been transient, with no evidence of cytokine release syndrome.

Upcoming Milestones:

●	Phase 1: Solid Tumors (Monotherapy)
	○	H1 calendar year 2025: Topline Efficacy Data

●	Phase 1b/2a: PROC (Combo with Atezolizumab)
	○	Q1 calendar year 2025: Additional Safety Data
	○	H2 calendar year 2025: RP2D & Topline Efficacy

●	Phase 1: Solid Tumors (Combo with Trabectedin)
	○	H2 calendar year 2025: Topline Efficacy Data

SON-080

Phase 1b/2a Trial (SB211 Trial): Chemotherapy Induced Peripheral Neuropathy (CIPN)

The SB211 study was a double-blind, randomized, controlled trial of SON-080 conducted at two sites in Australia in patients with persistent CIPN using a new proprietary version of recombinant human Interleukin-6 (rhIL-6) that builds upon previous work with atexakin alfa. The goal of the first portion of the SB211 study was to confirm safety and tolerability before continued development in Phase 2. As previously announced in March 2024, a data and safety monitoring board reviewed the unblinded safety and tolerability of SON-080 in the first nine patients and concluded that the symptoms were tolerable in the initial patients and the study could proceed to Phase 2.

In October 2024, we entered into the Alkem Agreement with Alkem for the research, development, manufacturing, marketing, and commercialization of our SON-080 molecule for the treatment of DPN in India and the manufacturing, marketing, and commercialization of SON-080 for CIPN and autonomic neuropathy in India. Alkem will conduct all clinical trials it believes appropriate to obtain regulatory approval in India of SON-080 for the treatment of DPN. Subsequent to the partnership established with Alkem, preparations are being made to support initiation of a Phase 2 clinical trial in DPN, a mechanistically synergistic and larger, high-value indication with unmet medical need.

Phase 1b Data Highlights:

●	SON-080 demonstrated to be well-tolerated at both 20 µg and 60 µg/dose, which was about 10-fold lower than the MTD for IL-6 that was established in previous clinical evaluations.
●	Pain and quality of life survey results suggest the potential for rapid improvement of peripheral neuropathy symptoms and post-dosing durability with both doses, compared to placebo controls.

Upcoming Milestones:

●	H2 calendar year 2025: Initiation of Phase 2 trial

SON-1210: Proprietary, Bifunctional Version of Human Interleukins 12 (IL-12) and 15 (IL-15), Configured Using Our FHAB Platform, in Combination with Chemotherapy for the Treatment of Advanced Solid Tumors and Metastatic Pancreatic Cancer

In August 2024, we entered into the SOC Agreement with the SOC to conduct an investigator-initiated Phase 1/2a clinical study to evaluate SON-1210 in combination with several chemotherapeutic agents including but not limited to NALIRIFOX (the combination of liposomal irinotecan, 5-fluorouracil/leucovorin, and oxaliplatin) for the specific treatment of metastatic pancreatic cancer. The NALIRIFOX regimen is U.S. FDA-approved for the treatment of metastatic pancreatic cancer in the front-line and refractory settings. We expect to submit the IND for SON-1210 in Q1 calendar year 2025.

Upcoming Milestones:

●	Q1 calendar year 2025: IND Submission
●	H1 calendar year 2025: 1st Patient Dosed in Investigator-Initiated Phase 1/2a Study

Recent Developments

Patent Update

On January 22, 2025, the European Patent Office granted our Patent No. EP3583125 B1, entitled “Albumin Binding Domain Fusion Proteins,” which covers our FHAB technology and includes therapeutic fusion proteins that utilize FHAB for tumor targeting and retention, and provide extended pharmacokinetics (PK). The EU patent carries a term effective until February 20, 2038. In addition to the U.S. and EU, our global intellectual property coverage now extends to China, Japan, Russia and New Zealand.

Reverse Stock Split

On September 30, 2024, we effected a reverse stock split of our issued and outstanding common stock at a ratio of 1-for-8 (the “Reverse Stock Split”). Shares of common stock underlying outstanding stock options and other equity instruments convertible into common stock were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities in connection with the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fractional share of common stock instead received a proportional cash payment. All of our historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock included in this Quarterly Report on Form 10-Q have been adjusted, on a retroactive basis, to reflect the Reverse Stock Split.

Management Updates

On February 10, 2025, Jay Cross submitted his resignation as our Chief Financial Officer, effective February 21, 2025. In connection with Mr. Cross’s resignation, on February 12, 2025, our board of directors (the “Board”) appointed Donald Griffith, CPA, our current Controller and a member of the Board, to succeed Mr. Cross as our Chief Financial Officer effective February 21, 2025.

On February 12, 2025, Stephen McAndrew, Ph.D., our Senior Vice President of Business Development, was appointed as our Chief Business Officer. In connection with his appointment, Dr. McAndrew entered into an employment agreement with the Company, dated February 12, 2025. Dr. McAndrew’s employment as our Chief Business Officer will commence on February 17, 2025.

New Jersey NOL

In February 2025, we received preliminary approval of our application to sell up to $0.8 million of our New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program (the “Program”), subject to execution of such sale.

Components of Results of Operations

Collaboration Revenue

Collaboration revenue was earned from the license arrangement entered into with New Life in May 2021, which granted New Life rights to an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in the Exclusive Territory. We identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “New Life License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). We determined that the New Life License and the R&D Activities are not distinct from each other and, therefore, combined these material promises into a single performance obligation. Under this agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and were recognized over the estimated performance period of R&D services, which ended in the first fiscal quarter of 2024.

Collaboration revenue was also earned from the Alkem Agreement entered into in October 2024, which granted Alkem rights to an exclusive license (with the right to sublicense) to research, develop, manufacture, import, export, market, use and commercialize pharmaceutical products containing our IL-6 (SON-080) asset (or any derivatives, fragments or conjugates thereof) (the “Compounds”) (such products, the “Products”) for the treatment of DPN (the “DPN Field”) and to manufacture, import, export, market, use and commercialize Products for the treatment of CIPN and autonomic neuropathy (together with the DPN Field, the “Fields”) in India. We identified the following obligations under the Alkem Agreement: (i) License to research, develop, market, import, use and commercialize the Product in the DPN Field in India (the “Alkem License”) and (ii) supply of Compound for a Phase 2 clinical trial (“Supply”). We determined that the Alkem License and Supply are not distinct from each other and, therefore, combined these material promises into a single performance obligation. Under the Alkem Agreement, we are entitled to upfront cash payments totaling $1.0 million, which have been fully allocated to the single performance obligation and were recognized at the point-in-time at which the Company transferred the Alkem License and Supply to Alkem.

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

Our direct research and development expenses consist primarily of external costs, such as fees paid to outside consultants, contract research organizations, contract manufacturing organizations and research laboratories in connection with preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under third-party license agreements. We do not allocate employee costs and costs associated with discovery efforts, laboratory supplies and facilities, including depreciation or other indirect costs, to specific product candidates because these costs are deployed across multiple programs and as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and therefore, we do not track costs by product candidate.

We will continue to incur research and development expenses for the foreseeable future as we attempt to advance development of our product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of our current pipeline or any future product candidates we may develop due to the numerous risks and uncertainties associated with clinical development, including risks and uncertainties related to:

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

Foreign Exchange (Loss) Gain

Foreign exchange (loss) gain consists of exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Provision for Income Taxes

Provision for income taxes consists of foreign withholding taxes incurred on collaboration revenue.

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023	Change
Collaboration revenue	$1,000,000	$18,626	$981,374
Operating expenses:
Research and development	1,886,076	644,042	1,242,034
General and administrative	1,963,346	653,455	1,309,891
Total operating expenses	3,849,422	1,297,497	2,551,925
Loss from operations	(2,849,422)	(1,278,871)	(1,570,551)
Foreign exchange (loss) gain	(152,884)	110,362	(263,246)
Loss before provision from income taxes	(3,160,706)	(1,168,509)	(1,992,197)
Provision for income taxes	(158,400)	—	(158,400)
Net loss	$(3,319,106)	$(1,168,509)	$(2,150,597)

Collaboration Revenue

We recognized $1.0 million of revenue related to the Alkem Agreement during the three months ended December 31, 2024, compared to $18,626 from the New Life Agreement during the three months ended December 31, 2023. Revenue of $1.0 million for the three months ended December 31, 2024 was due to our transfer of the Alkem License and Supply to Alkem during the first quarter of fiscal 2025. Revenue of $18,626 for the three months ended December 31, 2023 was due to our completion of R&D Activities related to New Life during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $1.9 million for the three months ended December 31, 2024, compared to $0.6 million for the three months ended December 31, 2023. The increase of $1.2 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $1.0 million during the three months ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended December 31, 2024, compared to $0.7 million for the three months ended December 31, 2023. The increase of $1.3 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million during the three months ended December 31, 2023, and an increase in legal and consulting fees related to the Alkem Agreement executed during the three months ended December 31, 2024.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the three months ended December 31, 2024 as a result of collaboration revenue earned under the Alkem Agreement.

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

We have incurred net losses of $3.2 million and $1.2 million for the three months ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $4.9 million at December 31, 2024 will fund our projected operations into July 2025. We also received preliminary approval of our application to sell up to $0.8 million of our New Jersey state net operating losses through the Technology Business Tax Certificate Transfer Program, subject to execution of such sale. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(2,910,246)	$(3,091,737)
Net cash provided by financing activities	7,622,293	3,838,870
Net increase in cash	$4,712,047	$747,133

Operating Activities

During the three months ended December 31, 2024, we used $2.9 million of cash in operating activities, which was primarily attributable to our net loss of $3.2 million and a $0.5 million increase in unbilled collaboration revenue related to the Alkem Agreement, partially offset by a $0.6 million decrease in incentive tax receivable primarily due to the collection of the incentive tax receivable for fiscal year 2024.

During the three months ended December 31, 2023, we used $3.1 million of cash in operating activities, which was primarily attributable to our net loss of $1.2 million, a $2.7 million net decrease in accounts payable and accrued expenses and other current liabilities primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 and the decrease in research and development expenses; offset by a $0.9 million net decrease in prepaid expenses and other current assets and incentive tax receivable, primarily related to the collection of the incentive tax receivable for fiscal year 2023.

Financing Activities

During the three months ended December 31, 2024, net cash provided by financing activities was $7.7 million, consisting of net proceeds from the sale of common stock and pre-funded warrants through a combination of public, registered direct and PIPE offerings, partially offset by the payment of deferred offering costs of $0.1 million related to the Facility.

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

Committed Equity Facility

On May 2, 2024, we entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to the Facility. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of our common stock, of which $24.9 million is available to be sold as of December 31, 2024. The Facility will allow us to raise primary equity on a periodic basis at our sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by us regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of our common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027, unless earlier terminated upon the terms and conditions therein. During the three months ended December 31, 2024, we did not sell any shares of common stock pursuant to the Purchase Agreement. Subsequent to the quarter ended December 31, 2024, 58,270 shares have been issued pursuant to the Purchase Agreement for aggregate net proceeds to us of $0.1 million.

Alkem Licensing Agreement

In October 2024, we executed the Alkem Agreement for the treatment of DPN in India as well as the manufacturing, marketing and commercialization of SON-080 for the treatment of CIPN and autonomic neuropathy in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of certain expenses, including conducting clinical studies, preparing and filing regulatory applications and undertaking other developmental and regulatory activities for commercializing SON-080 for DPN in India. Alkem will pay us a $1.0 million upfront non-refundable cash payment, of which $0.5 million has been paid, which after tax withholdings resulted in a net payment of $0.4 million, as well as potential additional milestone payments totaling up to $1.0 million subject to the achievement of certain development and regulatory milestones. In addition, Alkem is obligated to pay us a royalty equal to a percentage in the low double digits of net sales less Alkem’s actual cost of goods sold and Alkem’s sales and marketing and related expenses of SON-080 in India until the first commercial sale of a competitive intermittent low dose IL-6 compound as set forth in the Alkem Agreement.

November 2024 Underwritten Public Offering

On November 7, 2024, we closed a public offering of common stock and certain warrants through Chardan, as underwriter, for net proceeds of $4.2 million through the issuance and sale of 155,000 shares of our common stock, pre-funded warrants to purchase up to 956,111 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 2,222,222 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $4.50 and the public offering price of each pre-funded warrant and accompanying common warrant was $4.4999. The common warrants were immediately exercisable at a price of $4.50 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock.

December 2024 Registered Direct and PIPE Offering

On December 10, 2024, we closed a registered direct offering with institutional investors for the issuance and sale of 768,000 shares of our common stock, pre-funded warrants to purchase up to 317,325 shares of common stock and accompanying warrants to purchase up to an aggregate of 1,085,325 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The offering price of each share of common stock and accompanying common warrant was $2.23 and the offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock.

We closed a concurrent private placement with an existing investor for the issuance and sale of 127,500 shares of our common stock, pre-funded warrants to purchase up to 545,500 shares of common stock and accompanying warrants to purchase up to an aggregate 673,000 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold in the private placement (“PIPE”) together with a common warrant to purchase one share of common stock. The PIPE offering price of each share of common stock and accompanying common warrant was $2.23 and the PIPE offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The PIPE warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock.

We raised net proceeds of approximately $3.5 million from the registered direct and PIPE offering.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2024 that will affect our future liquidity consist of an operating lease. As of December 31, 2024, we had $87,323 in current operating lease liability and $23,634 in non-current operating lease liability.

In addition to the operating lease, we have entered into other contracts in the normal course of business with certain CROs, CMOs and other third-parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancellable upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancellable obligations to our service providers, up to the date of cancellation.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of December 31, 2024, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2024, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chairman, President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ended December 31, 2024 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on December 17, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) Chief Financial Officer Resignation and Appointment

On February 10, 2025, Jay Cross submitted his resignation as our Chief Financial Officer, effective February 21, 2025. In connection with Mr. Cross’s resignation, on February 12, 2025, our board of directors (the “Board”) appointed Donald Griffith, CPA, our current Controller and a member of our Board, to succeed Mr. Cross as our Chief Financial Officer effective February 21, 2025. Mr. Griffith will continue his duties as a member of our Board.

Mr. Griffith, age 76, is a certified public accountant with over has 40 years’ experience in finance and accounting. Mr. Griffith has served as our Controller and as a member of our Board since the closing of the merger (the “Merger”) between the Company and Sonnet BioTherapeutics, Inc., our wholly-owned operating subsidiary and accounting predecessor (“Prior Sonnet”) in April 2020. Prior to the Merger, Mr. Griffith served on Prior Sonnet’s board of directors from its inception in April 2015, including as Chairman from April 2015 to June 2018. Mr. Griffith also served as Prior Sonnet’s Financial Controller from January 2019 until April 2020, and as its Chief Executive Officer and Chief Financial Officer from April 2015 to December 2016. Before joining Prior Sonnet, Mr. Griffith served as the Chief Financial Officer, Director and Secretary of Oncobiologics Inc. (now Outlook Therapeutics; Nasdaq: OTLK) (“Oncobiologics”) from 2011 to 2018. In addition, Mr. Griffith is the founder and Partner of Stolz & Griffith, LLC, a New Jersey accounting firm.

There are no arrangements or understandings between Mr. Griffith and any other persons pursuant to which Mr. Griffith was selected as an officer of our Company, Mr. Griffith has no family relationships with any of our Company’s directors or executive officers, and Mr. Griffith is not a party to and does not have any direct or indirect material interest in any transaction requiring disclosure under Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended.

Griffith Employment Agreement

As previously disclosed, Prior Sonnet entered into an employment agreement with Mr. Griffith on January 1, 2019, setting forth the terms of his employment as Financial Controller (the “Griffith Agreement”), which agreement was assumed by us at the closing of the Merger. Pursuant to the Griffith Agreement, Mr. Griffith is entitled to, among other things, (i) an annual prorated gross base salary of $150,000 and (ii) eligibility for a target bonus equal to 25% of gross salary earned. The Griffith Agreement has no specific term and constitutes an at-will employment. The terms of the Griffith Agreement continue to govern Mr. Griffith’s employment with us.

The foregoing description of the Griffith Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the Griffith Agreement, a copy of which is filed herewith as Exhibit 10.5, and is incorporated herein by reference.

Chief Business Officer Appointment

On February 12, 2025, Stephen McAndrew, Ph.D., our Senior Vice President of Business Development, was appointed by our Board as our Chief Business Officer. Dr. McAndrew’s employment as our Chief Business Officer will commence on February 17, 2025.

Dr. McAndrew, age 71, has served as our Senior Vice President of Business Development since the closing of the Merger. Prior to the Merger, Dr. McAndrew served as Prior Sonnet’s Senior Vice President of Business Development from October 2019. Before joining Prior Sonnet, Dr. McAndrew served as the Senior Vice President of Business Strategy & Development at Oncobiologics from March 2014 to October 2019 and as the Vice President of Business Development from February 2012 to March 2014. Prior to Oncobiologics, Dr. McAndrew served in various business development roles at several biopharmaceutical companies from 2001 to 2011. From March 1993 to December 2001, Dr. McAndrew also served in various positions of increasing responsibility at Bristol-Myers Squibb Company, including as the Director of Biotechnology Licensing within the External Science and Technology Department.

Dr. McAndrew earned his Ph.D. in Molecular and Cellular Biology from Ohio University, an M.S in Molecular Genetics from the State University of New York at Albany and a B.S from the State University of New York at Oswego.

There are no arrangements or understandings between Dr. McAndrew and any other persons pursuant to which Dr. McAndrew was selected as an officer of our Company, Dr. McAndrew has no family relationships with any of our Company’s directors or executive officers, and Dr. McAndrew is not a party to and does not have any direct or indirect material interest in any transaction requiring disclosure under Item 404(a) of Regulation S-K under the Securities Act of 1933, as amended.

McAndrew Employment Agreement

On February 12, 2025, we entered into an employment agreement with Dr. McAndrew (the “McAndrew Agreement”), setting forth the terms of his employment as Chief Business Officer. Pursuant to the McAndrew Agreement, Dr. McAndrew is entitled to, among other things, (i) an annual gross base salary of $330,000 (“Base Salary”) and (ii) eligibility for a performance-based cash bonus of up to 35% of the Base Salary, as determined by the Board. The McAndrew Agreement shall terminate in accordance with the terms set forth therein. Pursuant to the McAndrew Agreement, if Dr. McAndrew is terminated without “Cause” or for “Good Reason” within 2 months prior to or within 12 months following a “Change in Control”, he is entitled to (i) his base salary for 12 months, (ii) any performance bonus for the performance year in which his termination occurs, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage. If Dr. McAndrew is terminated without “Cause” or for “Good Reason” not coincident with a “Change in Control”, he is entitled to (i) his base salary for 9 months, (ii) any performance bonus for the performance year in which his termination occurs, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 12 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage.

The foregoing description of the McAndrew Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the McAndrew Agreement, a copy of which is filed herewith as Exhibit 10.6, and is incorporated herein by reference.

b) None.

c) During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits.

Exhibit No.	Description

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.22 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 6, 2024).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 6, 2024).

4.3	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

4.4	Form of Private Placement Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

10.1	License Agreement, dated October 8, 2024, between Sonnet BioTherapeutics, Inc., Sonnet BioTherapeutics CH SA and Alkem Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.2	Underwriting Agreement, dated November 6, 2024, between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2024).

10.3

Form of Registered Direct Securities Purchase Agreement, dated December 9, 2024, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

10.4	Form of Private Placement Securities Purchase Agreement, dated December 9, 2024, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

10.5†	Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.6*†	Employment Agreement by and between the Company and Stephen McAndrew, Ph.D., dated February 12, 2025.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: February 13, 2025	By:	/s/ Pankaj Mohan
Pankaj Mohan
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jay Cross
Jay Cross
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

