Form 10-Q
period 2025-03-31
Sonnet BioTherapeutics Holdings, Inc.
filed 2025-05-13
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐ Yes ☒ No

There were 3,165,810 shares of common stock, par value $0.0001 per share, of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of May 12, 2025.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

INDEX TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	March 31, 2025	September 30, 2024
Assets
Current assets:
Cash	$2,059,284	$149,456
Accounts receivable	500,000	—
Prepaid expenses and other current assets	420,688	1,206,409
Incentive tax receivable	278,194	762,078
Total current assets	3,258,166	2,117,943
Property and equipment, net	14,802	20,523
Operating lease right-of-use asset	84,851	123,417
Deferred offering costs	—	15,000
Other assets	478,615	494,147
Total assets	$3,836,434	$2,771,030
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,745,174	$2,183,416
Accrued expenses and other current liabilities	1,338,552	942,489
Current portion of operating lease liability	90,446	84,291
Total current liabilities	3,174,172	3,210,196
Operating lease liability, net of current portion	—	46,573
Total liabilities	3,174,172	3,256,769
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized; 3,123,429 and 650,284 issued and outstanding at March 31, 2025 and September 30, 2024, respectively	312	65
Additional paid-in capital	124,994,763	117,195,181
Accumulated deficit	(124,332,813)	(117,680,985)
Total stockholders’ equity (deficit)	662,262	(485,739)
Total liabilities and stockholders’ equity (deficit)	$3,836,434	$2,771,030

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Collaboration revenue	$—	$—	$1,000,000	$18,626
Operating expenses:
Research and development	1,884,907	2,167,288	3,770,983	2,811,330
General and administrative	2,344,513	1,701,273	4,307,859	2,354,728
Total operating expenses	4,229,420	3,868,561	8,078,842	5,166,058
Loss from operations	(4,229,420)	(3,868,561)	(7,078,842)	(5,147,432)
Other income	720,102	4,327,946	720,102	4,327,946
Foreign exchange gain (loss)	18,196	(93,960)	(134,688)	16,402
(Loss) income before provision for income taxes	(3,491,122)	365,425	(6,493,428)	(803,084)
Provision for income taxes	—	—	(158,400)	—
Net (loss) income	$(3,491,122)	$365,425	$(6,651,828)	$(803,084)

Per share information:
Net (loss) income per share, basic	$(0.89)	$0.63	$(2.25)	$(1.53)
Weighted average shares outstanding, basic	3,921,641	577,374	2,961,796	525,756

Per share information:
Net (loss) income per share, diluted	$(0.89)	$0.60	$(2.25)	$(1.53)
Weighted average shares outstanding, diluted	3,921,641	610,891	2,961,796	525,756

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2024	650,284	$65	$117,195,181	$(117,680,985)	$(485,739)
Sale of common stock, net of issuance costs	1,050,500	105	7,622,514	—	7,622,619
Retirement of shares in connection with reverse stock split	(373)	—	—	—	—
Shares released from abeyance	32,375	3	(3)	—	—
Net share settlement of warrants	1,209	—	—	—	—
Exercise of warrants	1,273,436	127	(127)	—	—
Share-based compensation	—	—	60,395	—	60,395
Net loss	—	—	—	(3,160,706)	(3,160,706)
Balance at December 31, 2024	3,007,431	300	$124,877,960	(120,841,691)	4,036,569
Sale of common stock, net of issuance costs	98,846	10	116,805	—	116,815
Issuance of common stock on vesting of restricted stock units and awards	17,152	2	(2)	—	—
Net loss	—	—	—	(3,491,122)	(3,491,122)
Balance at March 31, 2025	3,123,429	$312	$124,994,763	$(124,332,813)	$662,262

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2023	218,786	$22	$110,017,751	$(110,243,753)	$(225,980)
Sale of common stock, net of issuance costs	163,281	16	3,916,927	—	3,916,943
Retirement of shares in connection with reverse stock split	(190)	—	—	—	—
Net share settlement of warrants	1,795	—	—	—	—
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(1,168,509)	(1,168,509)
Balance at December 31, 2023	383,672	38	113,984,683	(111,412,262)	2,572,459
Issuance of common stock on vesting of restricted stock units and awards	976	—	—	—	—
Exercise of warrants	4,375	—	56,000	—	56,000
Share-based compensation	—	—	60,395	—	60,395
Net income	—	—	—	365,425	365,425
Balance at March 31, 2024	389,023	$38	$114,101,078	$(111,046,837)	$3,054,279

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,651,828)	$(803,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,721	6,422
Acquired in-process research and development	12,000	12,000
Amortization of operating lease right-of-use asset	38,566	34,048
Share-based compensation	60,395	110,400
Financing costs related to ChEF Purchase Agreement	480,200	—
Non-cash financing costs	7,122	—
Changes in operating assets and liabilities:
Accounts receivable	(500,000)	—
Prepaid expenses and other current assets	785,721	618,560
Incentive tax receivable	483,884	408,612
Other assets	15,532	(70,636)
Accounts payable	(454,465)	(368,681)
Accrued expenses and other current liabilities	376,063	(2,261,988)
Operating lease liability	(40,418)	(34,972)
Deferred income	—	(18,626)
Net cash used in operating activities	(5,381,507)	(2,367,945)
Cash flows from investing activities:
Purchases of in-process research and development	(12,000)	—
Net cash used in investing activities	(12,000)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,762,403	3,838,870
Payment of deferred offering costs	—	(15,000)
Proceeds from exercise of warrants, net of issuance costs	(13,868)	56,000
Payment of financing costs related to ChEF Purchase Agreement	(445,200)	—
Net cash provided by financing activities	7,303,335	3,879,870

Net increase in cash	1,909,828	1,511,925
Cash, beginning of period	149,456	2,274,259
Cash, end of period	$2,059,284	$3,786,184

Supplemental disclosure of non-cash operating, investing and financing activities:
ChEF Purchase Agreement financing costs in accrued expenses	$20,000	$—
In-process research and development in accrued expenses	$—	$12,000
Deferred offering costs expensed as ChEF Purchase Agreement financing costs	$15,000	$—
Common stock issuance costs in accounts payable	$30,091	$—

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

Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet is pursuing clinical development in solid tumor indications, including ovarian cancer, soft tissue sarcoma, non-small cell lung cancer and head and neck cancer. In March 2022, the U.S. Food and Drug Administration (the “FDA”) cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022 and published the final results of that study in February 2024. Interim safety, tolerability, and efficacy data from the SB101 study was most recently reported in March 2025, following successful completion of dose escalation in December 2024.

In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and proof-of-concept study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SB221. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (“RP2D”). Part 2 of the study will then investigate SON-1010 in combination with atezolizumab, or the standard of care (“SOC”) for PROC in a randomized comparison to show proof-of-concept (“POC”). Interim safety, tolerability, and efficacy data from the SB221 study was most recently reported in April 2025 following completion of dose escalation.

In January 2025, Sonnet announced an expansion of its Phase 1 SB101 clinical study of SON-1010 to add a new cohort to evaluate its effect in combination with trabectedin (Yondelis®), following the successful completion of monotherapy dose escalation. Trabectedin is an alkylating DNA-binding agent that was approved as a second-line treatment in early 2024 for patients with unresectable, metastatic liposarcoma or leiomyosarcoma who have received a prior anthracycline-containing regimen. It is also known to activate tumor macrophages into a pro-inflammatory phenotype. The Company believes that SON-1010 has the potential to complement that activity by activating the NK and T cells in the TME to secrete more interferon-gamma (IFNγ), which is considered to be important for anti-tumor control. The initial safety and tolerability of this approach was reported in March 2025.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN (SB211) during the third quarter of 2022. The Data Safety Monitoring Board (“DSMB”) overseeing the study met during the first calendar quarter of 2024 and cleared the trial to proceed to Part 2. Following the completion of the DSMB review, Sonnet announced initial safety data from the CIPN study. The objective was to consider completing the Phase 2 study, pending the outcome of any partnering activity; given the business priorities at the time, the SB211 study was put on hold. On October 8, 2024, the Company entered into a License Agreement (the “Alkem Agreement”) with Alkem Laboratories Limited (“Alkem”) to develop and commercialize SON-080 for DPN in India. Alkem will conduct all clinical trials that it believes appropriate to obtain regulatory approval in India for SON-080 for the treatment of DPN.

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

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist interaction with the IL-18 inhibitor binding protein, and single-chain human IL-12 for solid tumor cancers. Cell line development and titer/bioactivity assessments are underway. The Company has elected to place the SON-1411 development program on hold for expense reduction purposes.

Sonnet has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. The Company has elected to place the SON-3015 development program on hold for expense reduction purposes.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash at March 31, 2025 of $2.1 million will fund the Company’s projected operations into July 2025. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2025 and its results of operations and cash flows for the three and six months ended March 31, 2025 and 2024. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited consolidated financial statements and related notes of Sonnet as of and for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

d. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of March 31, 2025, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.3 million. For the three months ended March 31, 2025 and 2024, $0.1 million and $0.2 million for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. For the six months ended March 31, 2025 and 2024, $0.3 million and $0.4 million, respectively, for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. In November 2024, the Company received $0.7 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2024. In December 2023, the Company received $0.8 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2023.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the 12 months following the balance sheet date is classified as a current liability. In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life Therapeutics Pte, Ltd. (“New Life”). In October 2024, the Company entered into the Alkem Agreement. See Note 5 for further discussion of these agreements.

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

j. Other income

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. The Company received net proceeds of $0.7 million during the three and six months ended March 31, 2025 and $4.3 million during the three and six months ended March 31, 2024 from the sale of New Jersey state net operating losses through the Program, which is included in other income in the unaudited interim consolidated statements of operations.

k. Foreign currency

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the foreign exchange gain (loss) line item in the consolidated statement of operations.

l. Reverse stock split

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

m. Net income (loss) per share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and six months ended March 31, 2025 are pre-funded October 2023 warrants to purchase 99,687 shares of common stock with an exercise price of $0.0008 per share, warrants exercised through the June 2024 inducement offer for 155,125 shares of common stock that are being held in abeyance as of March 31, 2025 due to beneficial ownership limitations, and pre-funded December 2024 warrants to purchase 545,500 shares of common stock with an exercise price of $0.0001 per share. Included in basic weighted-average number of shares of common stock outstanding during the three and six months ended March 31, 2024 are pre-funded October 2023 warrants to purchase 192,187 shares of common stock with an exercise price of $0.0008 per share.

Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities such as common stock warrants and restricted stock units or awards which would result in the issuance of incremental shares of common stock. For diluted net loss per share in periods where the Company has a net loss, the weighted average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation. For the three months ended March 31, 2024, the Company was in a net income position and calculated the diluted net income per share by dividing the Company’s net income by the diluted weighted-average number of shares of common stock outstanding during the period, determined using the treasury stock method and the average stock price during the period. The following table summarizes the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(3,491,122)	$365,425	$(6,651,828)	$(803,084)
Denominator:
Weighted average shares outstanding, basic	3,921,641	577,374	2,961,796	525,756
Restricted stock units and awards	—	1,389	—	—
Warrants	—	32,128	—	—
Weighted average shares outstanding, diluted	3,921,641	610,891	2,961,796	525,756
Net (loss) income per share, basic	$(0.89)	$0.63	$(2.25)	$(1.53)
Net (loss) income per share, diluted	$(0.89)	$0.60	$(2.25)	$(1.53)

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Common stock warrants August 2021	14,031	14,031	14,031	14,031
Underwriter warrants August 2021	284	284	284	284
Chanticleer warrants	6	6	6	6
Series C warrants	2,297	2,297	2,297	2,297
Series 3 warrants	1,566	1,566	1,566	1,566
Unvested restricted stock units and awards	—	—	—	17,152
Common stock warrants February 2023	31,563	33,982	31,563	33,982
Underwriter warrants February 2023	1,933	1,933	1,933	1,933
Common stock private placement warrants June 2023	28,409	28,409	28,409	28,409
Placement agent warrants June 2023	852	852	852	852
Common stock warrants October 2023	354,994	—	354,994	706,556
Underwriter warrants October 2023	10,664	10,664	10,664	10,664
Placement agent warrants June 2024	14,142	—	14,142	—
Common stock warrants June 2024	703,125	—	703,125	—
Common stock warrants November 2024	2,222,222	—	2,222,222	—
Common stock registered direct warrants December 2024	1,085,325	—	1,085,325	—
Common stock PIPE warrants December 2024	673,000	—	673,000	—
	5,144,413	94,024	5,144,413	817,732

n. Recent accounting pronouncements

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	September 30, 2024
Compensation and benefits	$138,121	$149,802
Research and development	956,083	617,545
Professional fees	242,687	173,319
Other	1,661	1,823
	$1,338,552	$942,489

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three and six months ended March 31, 2025 and 2024.

In August 2015, the Company entered into a License Agreement (the “ARES License Agreement”) with Ares Trading (“ARES”), a wholly-owned subsidiary of Merck KGaA. Under the terms of the ARES License Agreement, as subsequently amended in October 2021, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Pursuant to the ARES License Agreement, the Company will pay ARES high single-digit royalties on net sales of products sold by the Company. Royalties are payable on a product-by-product and country-by-country basis until the later of (i) a specified period of time after the first commercial sale in such country, and (ii) the last date on which such product is covered by a valid claim in such country. Additionally, the Company will pay ARES a percentage of all revenue received through sublicensing the IL-6 compound, including revenue from any upfront, milestone, royalty, maintenance and similar payments, net of certain full time equivalent (“FTE”) costs incurred by the Company pursuant to such sublicense. The percentage rate owed to ARES on sublicense revenue decreases depending on the point in time of execution of the relevant sublicense agreement and the development progress accomplished by the Company to that point in time. The upfront cash payments received by the Company pursuant to the New Life Agreement (see Note 5) were specifically excluded from the scope of the amended ARES License Agreement. The Company owes ARES $0.1 million in license fees related to sublicense revenue received pursuant to the Alkem Agreement (see Note 5), which is included in research and development expenses in the unaudited interim consolidated statement of operations for the six months ended March 31, 2025. No license fees were incurred during the three months ended March 31, 2025 and the three and six months ended March 31, 2024.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three and six months ended March 31, 2025 and 2024.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage of the licensed cell line. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement or extend the cell line storage fee of $12,000. The Company incurred $12,000 in license fees during the six months ended March 31, 2025 and 2024, which were recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statements of operations. No license fees were incurred during the three months ended March 31, 2025 and 2024.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of March 31, 2025). No license fees were incurred during the three and six months ended March 31, 2025 and 2024.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Collaboration agreement

In August 2024, the Company entered into the SOC Agreement to advance the development of SON-1210 (see Note 1). An IIOC that is funded by the SOC will conduct an investigator-initiated Phase 1b/2a study of SON-1210 in pancreatic cancer. The Company will provide the study drug and provide support services for the study. If the Company establishes a partnership with a third party prior to the initiation of the initial efficacy combination trial under this collaboration, the Company will incur, payable to the SOC, a one-time fee equal to the greater of 5% or $1.5 million from the first upfront payment received from such third party partnership.

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement, of which $0.3 million of evaluation milestones have been previously recognized. No milestones were achieved and no license fees were incurred during the three and six months ended March 31, 2025 and 2024.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Alkem Agreement

Under the Alkem Agreement entered into on October 8, 2024 (see Note 1), the Company granted Alkem an exclusive license (with the right to sublicense) to research, develop, manufacture, import, export, market, use and commercialize pharmaceutical products containing its IL-6 (SON-080) asset (or any derivatives, fragments or conjugates thereof) (the “Compounds”) (such products, the “Products”) for the treatment of DPN (the “DPN Field”) and to manufacture, import, export, market, use and commercialize Products for the treatment of CIPN and autonomic neuropathy (together with the DPN Field, the “Fields”) in India. Except as provided for in the Alkem Agreement, the Company agreed not to develop, use, sell, offer or otherwise commercialize any Compounds or Products for use in the DPN Field in India during the term of the Alkem Agreement. The Company retains all rights to manufacture Compounds and Products anywhere in the world. The Company and Alkem will enter into a follow-on supply agreement pursuant to which the Company will manufacture for Alkem Compounds and Products for post-Phase 2 clinical development and commercialization in accordance with the Alkem Agreement on terms to be negotiated by the parties. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies (if any, subject to both parties’ approval), preparing and filing applications for regulatory approval and undertaking other developmental and regulatory activities for commercializing Products in the DPN Field in India. Alkem will own and maintain all regulatory filings and approvals for Products in India. Upon payment of a Clinical Data Access Fee (as defined in the Alkem Agreement), the Company will have rights to access and use the data generated by the clinical trials conducted in connection with the Alkem Agreement. Under the terms of the Alkem Agreement, Alkem paid the Company $1.0 million in upfront payments and will pay up to an additional $1.0 million in milestone payments. Additionally, the Company is entitled to receive a royalty equal to a percentage in the low double digits of the net sales of the Product upon commercialization of SON-080 in India, less certain expenses as set forth in the Alkem Agreement.

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

Collaboration revenue from the single performance obligation related to the Alkem Agreement was recognized at the point-in-time at which the Company transferred the License and Supply to Alkem. Collaboration revenue from the single performance obligation related to the New Life Agreement was recognized over the estimated performance of the research and development activities. The Company recognized $1.0 million and $18,626 of collaboration revenue for the six months ended March 31, 2025 and 2024, respectively. No collaboration revenue was recognized for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company has an outstanding balance of $0.5 million related to the single performance obligation under the Alkem Agreement, which is included in accounts receivable in the unaudited interim consolidated balance sheet.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

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

Committed equity facility

On May 2, 2024, the Company entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to a “ChEF,” Chardan’s committed equity facility, or the Facility (see Note 1). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, of which $24.8 million is available to be sold as of March 31, 2025. The Facility will allow the Company to raise primary equity on a periodic basis at its sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by the Company regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of the Company’s common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby equity purchase agreement and includes an embedded put option and an embedded forward contract. The Company accounts for the embedded features in the Purchase Agreement as derivatives measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The derivatives associated with the Purchase Agreement have been deemed de minimis. The Company sold 98,846 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $0.1 million during the six months ended March 31, 2025. The Company incurred $0.5 million of costs in connection with the Purchase Agreement during the six months ended March 31, 2025, which are included in general and administrative expenses in the unaudited interim consolidated statement of operations.

November 2024 underwritten public offering

On November 7, 2024, the Company closed a public offering of common stock and certain warrants through Chardan, as underwriter, for net proceeds of $4.2 million through the issuance and sale of 155,000 shares of its common stock, pre-funded warrants to purchase up to 956,111 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 2,222,222 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $4.50 and the public offering price of each pre-funded warrant and accompanying common warrant was $4.4999. The common warrants were immediately exercisable at a price of $4.50 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants have been exercised as of March 31, 2025.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

December 2024 registered direct and PIPE offering

On December 10, 2024, the Company closed a registered direct offering with institutional investors for the issuance and sale of 768,000 shares of its common stock, pre-funded warrants to purchase up to 317,325 shares of common stock, and accompanying warrants to purchase up to an aggregate of 1,085,325 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The offering price of each share of common stock and accompanying common warrant was $2.23 and the offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants have been exercised as of March 31, 2025.

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

The Company raised net proceeds of approximately $3.4 million from the registered direct and PIPE offering.

Common stock warrants

As of March 31, 2025, the following equity-classified warrants and related terms were outstanding:

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

Due to beneficial ownership limitations, 187,500 shares of common stock related to warrants that were exercised in June 2024 through the inducement offer were being held in abeyance. During the six months ended March 31, 2025, 32,375 of these shares of common stock were released from abeyance, resulting in 155,125 shares of common stock held in abeyance as of March 31, 2025.

During the six months ended March 31, 2025, 2,419 warrants were net share settled, resulting in the issuance of 1,209 shares of common stock, and 1,273,436 pre-funded warrants were exercised on a cash basis for de minimis proceeds.

During the six months ended March 31, 2024, 3,590 warrants were net share settled, resulting in the issuance of 1,795 shares of common stock, 4,375 warrants were exercised on a cash basis, resulting in proceeds of $0.1 million, and 4,302 warrants were abandoned by the warrant holder.

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). There were 120,302 shares available for issuance under the Plan as of March 31, 2025. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

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

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Research and development	$—	$28,268	$28,268	$52,821
General and administrative	—	32,127	32,127	57,579
	$—	$60,395	$60,395	$110,400

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at October 1, 2024	9,175	$14.08
Vested	(9,175)	$14.08
Unvested balance at March 31, 2025	—	$—

During the six months ended March 31, 2025, there were no RSUs granted or forfeited. As of March 31, 2025, there was no unrecognized compensation expense relating to unvested RSUs granted.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at October 1, 2024	7,977	$14.08
Vested	(7,977)	$14.08
Unvested balance at March 31, 2025	—	$—

During the six months ended March 31, 2025, there were no RSAs granted or forfeited. As of March 31, 2025, there was no unrecognized compensation expense relating to unvested RSAs granted.

8. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through May 13, 2025, the date at which the unaudited interim consolidated financial statements were available to be issued. Subsequent to March 31, 2025, the Company sold 42,381 shares of common stock pursuant to the Purchase Agreement for net proceeds of $0.1 million.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single-chain variable fragment (scFv) that binds to and “hitchhikes” on serum albumin for transport to target tissues. We designed the construct to extend the half-life in serum and to improve drug delivery to and accumulation in solid tumors, which extends the duration of cytokine activity. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity. Production can also be performed in E. coli. We believe our FHAB technology, for which we received an initial U.S. patent in June 2021 and a continuation of such patent in June 2024, is a distinguishing feature of our biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

Our current internal pipeline development activities are focused on cytokines, which are a class of cell signaling molecules that serve as potent immunomodulatory agents, linked to the FHAB domain. Working both independently and synergistically, specific cytokines have shown the ability to modulate the activation and maturation of immune cells to help fight cancer and pathogens. However, because they do not preferentially accumulate in specific tissues and are quickly eliminated from the body, the conventional approach to achieving a treatment effect with cytokine therapy typically requires the administration of high and frequent doses. This can result in the potential for systemic toxicity, which poses challenges to the therapeutic application of this class of drugs.

Our lead proprietary asset, SON-1010, is a single-chain version of human Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumor indications, including ovarian cancer and certain types of sarcoma. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022 and published the final results of that study in February 2024. Interim safety, tolerability, and efficacy data from the SB101 study was most recently reported in March 2025, following successful completion of dose escalation in December 2024.

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for the use of SON-1010 in ovarian cancer. The SB221 trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group to establish the recommended Phase 2 dose (“RP2D”). Part 2 of the study will then investigate SON-1010 in combination with atezolizumab versus the standard of care (“SOC”) for PROC in a randomized comparison to show proof-of-concept (“POC”). Interim safety, tolerability, and efficacy data from the SB221 study was most recently reported in April 2025 following completion of dose escalation.

In January 2025, we announced an expansion of our Phase 1 SB101 clinical study of SON-1010 to add a new cohort to evaluate its effect in combination with trabectedin (Yondelis®), following the successful completion of monotherapy dose escalation. Trabectedin is an alkylating DNA-binding agent that was approved as a second-line treatment in early 2024 for patients with unresectable, metastatic liposarcoma or leiomyosarcoma who have received a prior anthracycline-containing regimen. It is also known to activate tumor macrophages into a pro-inflammatory phenotype. We believe that SON-1010 has the potential to complement that activity by activating the NK and T cells in the TME to secrete more interferon-gamma (IFNγ), which is considered to be important for anti-tumor control. The initial safety and tolerability of this approach was reported in March 2025.

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN (SB211) in July 2022. Enrollment of the first portion of the SB211 study in CIPN has been completed, and the Data Safety Monitoring Board (“DSMB”) completed its review of the preliminary safety data during the first calendar quarter of 2024, clearing the trial to proceed to Part 2. Following the completion of the DSMB review, we announced initial safety data from the CIPN study. On the basis of the DSMB review of both initial safety and a preliminary trend of efficacy data, an outreach program was initiated to identify a potential partner to develop SON-080 in the DPN indication. Until new clinical data are generated in the DPN indication, we have decided to delay further direct development of this program.

On October 8, 2024, we entered into a license agreement (the “Alkem Agreement”) with Alkem Laboratories Limited (“Alkem”) for the development and commercialization of SON-080 in DPN and/or CIPN in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies, preparing and filing applications for regulatory approval aiming at commercializing SON-080 in the DPN indication in India.

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

SON-1210 (IL12-FHAB-IL15), our lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This drug candidate is being developed for solid tumor indications, including colorectal and pancreatic cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. In August 2024, we entered into a Master Clinical Collaboration Agreement (the “SOC Agreement”) with the Sarcoma Oncology Center (“SOC”) to advance the development of SON-1210. An Innovative Immuno Oncology Consortium (“IIOC”) that is funded by the SOC will conduct an investigator-initiated Phase 1b/2a study of SON-1210 in pancreatic cancer. In November 2024, the IIOC submitted a pre-IND package to the FDA. Based on the FDA feedback, preparations for the full IND submission package are underway.

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist interaction with the IL-18 inhibitor binding protein while maintaining biological activity, along with single-chain human IL-12 for solid tumor cancers. Cell line development and titer/bioactivity assessments are underway. We have elected to place the SON-1411 development program on hold for expense reduction purposes.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $6.7 million and $0.8 million for the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had cash of $2.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase in connection with our ongoing activities, particularly if and as we:

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

Lead Clinical Programs Update

SON-1010

Phase 1 Trial (SB101 Trial): in Solid Tumors (SON-1010 Monotherapy) and in Sarcoma (with Trabectedin)

This first-in-human study is primarily designed to evaluate the safety of multiple ascending doses of SON-1010 in cancer patients and is being conducted at several sites across the United States. The MTD was established at 1200 ng/kg in December 2024 and one patient has had a partial response (PR) at that dose. We recently announced an expansion of this trial to study the combination of SON-1010 with trabectedin (Yondelis®) in certain advanced soft-tissue sarcomas (STS), following the successful completion of monotherapy dose escalation. Enrollment in this cohort is underway and is expected to be completed in 3Q calendar year 2025. Topline safety data of the combination with trabectedin is expected in H2 calendar year 2025. No new safety concerns have been reported to date.

Phase 1b/2a Trial (SB221 Trial): PROC (Combo with Atezolizumab)

The second trial is a global Phase 1b/2a multicenter, dose-escalation and randomized proof-of-concept study to assess the safety, tolerability, PK, PD, and preliminary efficacy of SON-1010 administered subcutaneously (SC) in combination with atezolizumab given intravenously (IV). Enrollment remains ongoing and an update on safety in that trial after the MTD was established at 1200 ng/kg was released on April 4, 2025. One of the three patients with PROC who were enrolled at the MTD has had a PR.

Program Highlights:

●	PK data reveals about 10-fold extended half-life for SON-1010 compared with rhIL-12 and suggests tumor targeting by FHAB binding to albumin.
●	Dose-related, controlled, and prolonged IFNγ response.
●	The SB101, SB102, and SB221 trials have collectively enrolled 80 subjects, with 13 of 24 evaluable patients (54%) with cancer suggesting clinical benefit of SON-1010 monotherapy (stable disease [SD] at four months). One patient had a PR by RECIST criteria (45% decrease from baseline) to SON-1010 at the highest dose.
●	Patients have received up to 24 cycles of SON-1010 as monotherapy and up to 19 cycles of SON-1010 with atezolizumab without dose-limiting toxicity at any dose level.

●	Toxicity is minimized in both trials with the use of a ‘desensitizing’ first dose that takes advantage of the known tachyphylaxis with rhIL-12, which allows higher maintenance doses and potential improvements in efficacy.
●	Favorable safety profile.
●	Dose escalation has been completed and the SON-1010 MTD was established at 1200 ng/kg in both trials.
●	The final 1200 ng/kg dose-escalation cohort in SB101 was increased in size to six patients to enhance the assessment of PK and PD at the MTD. An expansion cohort was also added to study the dosing of SON-1010 alternating with trabectedin in certain types of soft tissue sarcoma.
●	The safety and toxicity profile that has developed is typical for a Phase 1 oncology trial, with the majority of adverse events (AEs) being reported as mild. All AEs seen to date have been transient, with no evidence of cytokine release syndrome.

Upcoming Milestones:

●	Phase 1: Solid Tumors (SON-1010 Monotherapy)
	○	H1 calendar year 2025: Topline Efficacy Data
●	Phase 1b/2a: PROC (SON-1010 in Combination with Atezolizumab)
	○	H2 calendar year 2025: RP2D Safety & Topline Efficacy
●	Phase 1: Soft-tissue Sarcoma (SON-1010 with Trabectedin)
	○	H2 calendar year 2025: Topline Efficacy Data

SON-080

Phase 1b/2a Trial (SB211 Trial): Chemotherapy Induced Peripheral Neuropathy (CIPN)

The SB211 study was a double-blind, randomized, controlled trial of SON-080 conducted at two sites in Australia in patients with persistent CIPN using a new proprietary version of recombinant human Interleukin-6 (rhIL-6) that builds upon previous work with atexakin alfa. The goal of the first portion of the SB211 study was to confirm safety and tolerability before continued development in Phase 2. As previously announced in March 2024, a data and safety monitoring board reviewed the unblinded safety and tolerability of SON-080 in the first nine patients and concluded that the symptoms were tolerable in the initial patients and the study could proceed to Phase 2. Given the business priorities at the time, the SB211 study was put on hold.

In October 2024, we entered into the Alkem Agreement with Alkem for the research, development, manufacturing, marketing, and commercialization of our SON-080 molecule for the treatment of DPN in India and the manufacturing, marketing, and commercialization of SON-080 for CIPN and autonomic neuropathy in India. Alkem will conduct all clinical trials it believes appropriate to obtain regulatory/commercial approval in India of SON-080 for the treatment of DPN. Subsequent to the partnership established with Alkem, preparations are being made to support initiation of a Phase 2 clinical trial in DPN, a mechanistically synergistic and larger, high-value indication with unmet medical need.

Phase 1b Data Highlights:

●	SON-080 demonstrated to be well-tolerated at both 20 µg and 60 µg/dose, which was about 10-fold lower than the MTD for IL-6 that was established in previous clinical evaluations.
●	Pain and quality of life survey results suggest the potential for rapid improvement of peripheral neuropathy symptoms and post-dosing durability with both doses, compared to placebo controls.

Upcoming Milestones:

●	H2 calendar year 2025: Alkem’s Initiation of Phase 2 trial

SON-1210: Proprietary, Bifunctional Version of Human Interleukins 12 (IL-12) and 15 (IL-15), Configured Using Our FHAB Platform, in Combination with Chemotherapy for the Treatment of Advanced Solid Tumors and Metastatic Pancreatic Cancer

In August 2024, we entered into the SOC Agreement with the SOC to conduct an investigator-initiated Phase 1/2a clinical study to evaluate SON-1210 in combination with several chemotherapeutic agents including but not limited to NALIRIFOX (the combination of liposomal irinotecan, 5-fluorouracil/leucovorin, and oxaliplatin) for the specific treatment of metastatic pancreatic cancer. The NALIRIFOX regimen is U.S. FDA-approved for the treatment of metastatic pancreatic cancer in the front-line and refractory settings. We expect the SOC to initiate SON-1210 dosing in study SOC-241 in H1 calendar year 2025.

Upcoming Milestones:

●	H1 calendar year 2025: 1st Patient Dosed in Investigator-Initiated Phase 1b/2a Study

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

Management Updates

On February 10, 2025, Jay Cross submitted his resignation as our Chief Financial Officer, effective February 21, 2025. In connection with Mr. Cross’s resignation, on February 12, 2025, our board of directors (the “Board”) appointed Donald Griffith, our current Controller and a member of the Board, to succeed Mr. Cross as our Chief Financial Officer effective February 21, 2025.

On February 12, 2025, Stephen McAndrew, Ph.D., our Senior Vice President of Business Development, was appointed as our Chief Business Officer. In connection with his appointment, Dr. McAndrew entered into an employment agreement with the Company, dated February 12, 2025. Dr. McAndrew’s employment as our Chief Business Officer commenced on February 17, 2025.

On March 31, 2025, as a result of the passing of Pankaj Mohan, President, Chief Executive Officer and Chairman of the Board, the Board unanimously appointed Raghu Rao, a current member of the Board, as interim Chief Executive Officer and promoted Dr. McAndrew to President and Chief Business Officer.

New Jersey Net Operating Loss Sale

In February 2025, we received net proceeds of $0.7 million from the sale of New Jersey state net operating losses (“NOLs”) through the Technology Business Tax Certificate Transfer Program (the “Program”).

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

Other Income (Expenses)

Other Income

We have participated in the Program sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused NOLs and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. Other income consists of net proceeds from the sale of New Jersey state NOLs through the Program. We plan to sell additional NOLs under the Program in the future, subject to program availability and state approval.

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) consists of exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Provision for Income Taxes

Provision for income taxes consists of foreign withholding taxes incurred on collaboration revenue.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	1,884,907	2,167,288	(282,381)
General and administrative	2,344,513	1,701,273	643,240
Total operating expenses	4,229,420	3,868,561	360,859
Loss from operations	(4,229,420)	(3,868,561)	(360,859)
Other income	720,102	4,327,946	(3,607,844)
Foreign exchange gain (loss)	18,196	(93,960)	112,156
(Loss) income before provision for income taxes	(3,491,122)	365,425	(3,856,547)
Provision for income taxes	—	—	—
Net (loss) income	$(3,491,122)	$365,425	$(3,856,547)

Research and Development Expenses

Research and development expenses were $1.9 million for the three months ended March 31, 2025, compared to $2.2 million for the three months ended March 31, 2024. The decrease of $0.3 million was primarily due to cost saving initiatives, as we are managing expenses for liquidity purposes and are tightening our focus on the research and development projects we have assessed to have the greatest near-term potential. Certain development projects have been placed on hold while we seek partnering opportunities.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024. The increase of $0.6 million was primarily due to costs incurred in connection with the Purchase Agreement and an increase in professional fees.

Other Income

Other income was $0.7 million for the three months ended March 31, 2025, compared to $4.3 million for the three months ended March 31, 2024. The decrease of $3.6 million was due to a reduction in unused New Jersey state NOLs available for sale under the Program.

Comparison of the Six Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$1,000,000	$18,626	$981,374
Operating expenses:
Research and development	3,770,983	2,811,330	959,653
General and administrative	4,307,859	2,354,728	1,953,131
Total operating expenses	8,078,842	5,166,058	2,912,784
Loss from operations	(7,078,842)	(5,147,432)	(1,931,410)
Other income	720,102	4,327,946	(3,607,844)
Foreign exchange (loss) gain	(134,688)	16,402	(151,090)
Loss before provision for income taxes	(6,493,428)	(803,084)	(5,690,344)
Provision for income taxes	(158,400)	—	(158,400)
Net loss	$(6,651,828)	$(803,084)	$(5,848,744)

Collaboration Revenue

We recognized $1.0 million of revenue related to the Alkem Agreement during the six months ended March 31, 2025, compared to $18,626 of revenue related to the New Life Agreement during the six months ended March 31, 2024. Revenue of $1.0 million for the six months ended March 31, 2025 was due to our transfer of the Alkem License and Supply to Alkem during the first quarter of fiscal 2025. Revenue of $18,626 for the six months ended March 31, 2024 was due to our completion of R&D Activities related to New Life during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $3.8 million for the six months ended March 31, 2025, compared to $2.8 million for the six months ended March 31, 2024. The increase of $1.0 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $1.0 million during the six months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the six months ended March 31, 2025, compared to $2.4 million for the six months ended March 31, 2024. The increase of $2.0 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million during the six months ended March 31, 2024, $0.5 million of costs incurred in connection with the Purchase Agreement during the six months ended March 31, 2025, and a $0.6 million increase in professional fees, including those related to the Alkem Agreement executed during the six months ended March 31, 2025.

Other Income

Other income was $0.7 million for the six months ended March 31, 2025, compared to $4.3 million for the six months ended March 31, 2024. The decrease of $3.6 million was due to a reduction in unused New Jersey state NOLs available for sale under the Program.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the six months ended March 31, 2025 as a result of collaboration revenue earned under the Alkem Agreement.

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

We have incurred net losses of $6.7 million and $0.8 million for the six months ended March 31, 2025 and 2024, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $2.1 million at March 31, 2025 will fund our projected operations into July 2025. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(5,381,507)	$(2,367,945)
Net cash used in investing activities	(12,000)	—
Net cash provided by financing activities	7,303,335	3,879,870
Net increase in cash	$1,909,828	$1,511,925

Operating Activities

During the six months ended March 31, 2025, we used $5.4 million of cash in operating activities, which was primarily attributable to our net loss of $6.7 million, a $0.5 million increase in accounts receivable related to the Alkem Agreement, and a $0.5 million decrease in accounts payable due to payments made from proceeds of the sale of common stock; partially offset by a $0.8 million decrease in prepaid expenses and other current assets primarily related to research and development expenses, $0.5 million of financing costs related to the Purchase Agreement and a $0.5 million decrease in incentive tax receivable due to the collection of the incentive tax receivable for fiscal year 2024.

During the six months ended March 31, 2024, we used $2.4 million of cash in operating activities, which was primarily attributable to a $2.6 million net decrease in accounts payable and accrued expenses and other current liabilities primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 and the decrease in research and development expenses and our net loss of $0.8 million; offset by a $1.0 million net decrease in prepaid expenses and other current assets and incentive tax receivable, primarily related to the collection of the incentive tax receivable for fiscal year 2023.

Investing Activities

During the six months ended March 31, 2025, we used $12,000 of cash to purchase in-process research and development. During the six months ended March 31, 2024, we had no cash flows from investing activities.

Financing Activities

During the six months ended March 31, 2025, net cash provided by financing activities was $7.3 million, consisting of $7.8 million of net proceeds from the sale of common stock and pre-funded warrants through a combination of public, registered direct and PIPE offerings, partially offset by the payment of $0.4 million of financing costs related to the Purchase Agreement.

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

Committed Equity Facility

On May 2, 2024, we entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to the Facility. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of our common stock, of which $24.8 million is available to be sold as of March 31, 2025. The Facility will allow us to raise primary equity on a periodic basis at our sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by us regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of our common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027, unless earlier terminated upon the terms and conditions therein. We sold 98,846 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $0.1 million during the six months ended March 31, 2025.

Alkem Licensing Agreement

In October 2024, we executed the Alkem Agreement for the treatment of DPN in India as well as the manufacturing, marketing and commercialization of SON-080 for the treatment of CIPN and autonomic neuropathy in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of certain expenses, including conducting clinical studies, preparing and filing regulatory applications and undertaking other developmental and regulatory activities for commercializing SON-080 for DPN in India. Alkem paid us $1.0 million in upfront non-refundable cash payments, which after tax withholdings resulted in net payments of $0.8 million, and will pay us potential additional milestone payments totaling up to $1.0 million subject to the achievement of certain development and regulatory milestones. In addition, Alkem is obligated to pay us a royalty equal to a percentage in the low double digits of net sales less Alkem’s actual cost of goods sold and Alkem’s sales and marketing and related expenses of SON-080 in India until the first commercial sale of a competitive intermittent low dose IL-6 compound as set forth in the Alkem Agreement.

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

We raised net proceeds of approximately $3.4 million from the registered direct and PIPE offering.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2025 that will affect our future liquidity consist of an operating lease. As of March 31, 2025, we had a current operating lease liability of $0.1 million.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of March 31, 2025, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2025, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ended March 31, 2025 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on December 17, 2024. No material changes to such risk factors have occurred during the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits.

Exhibit No.	Description

10.1†	Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

10.2†	Employment Agreement by and between the Company and Stephen McAndrew, Ph.D., dated February 12, 2025 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2025).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: May 13, 2025	By:	/s/ Raghu Rao
Raghu Rao
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donald Griffith
Donald Griffith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

