Form 10-Q
period 2025-06-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2025-08-13
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 6,754,352 shares of common stock, par value $0.0001 per share, of Sonnet BioTherapeutics Holdings, Inc. issued and outstanding as of August 11, 2025.

Sonnet BioTherapeutics Holdings, Inc. and Subsidiaries

2

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

INDEX TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2025	September 30, 2024
Assets
Current assets:
Cash	$321,297	$149,456
Prepaid expenses and other current assets	400,882	1,206,409
Incentive tax receivable	597,393	762,078
Total current assets	1,319,572	2,117,943
Property and equipment, net	12,854	20,523
Operating lease right-of-use asset	64,640	123,417
Deferred offering costs	171,900	15,000
Other assets	486,381	494,147
Total assets	$2,055,347	$2,771,030
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,750,083	$2,183,416
Accrued expenses and other current liabilities	1,282,906	942,489
Current portion of operating lease liability	68,837	84,291
Total current liabilities	5,101,826	3,210,196
Operating lease liability, net of current portion	—	46,573
Total liabilities	5,101,826	3,256,769
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 125,000,000 shares authorized; 3,332,728 and 650,284 issued and outstanding at June 30, 2025 and September 30, 2024, respectively	333	65
Additional paid-in capital	125,061,805	117,195,181
Accumulated deficit	(128,108,617)	(117,680,985)
Total stockholders’ deficit	(3,046,479)	(485,739)
Total liabilities and stockholders’ deficit	$2,055,347	$2,771,030

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$—	$1,000,000	$18,626
Operating expenses:
Research and development	2,425,551	1,727,033	6,196,534	4,538,363
General and administrative	1,380,905	1,801,632	5,688,764	4,156,360
Total operating expenses	3,806,456	3,528,665	11,885,298	8,694,723
Loss from operations	(3,806,456)	(3,528,665)	(10,885,298)	(8,676,097)
Other income	—	—	720,102	4,327,946
Foreign exchange gain (loss)	30,652	23,110	(104,036)	39,512
Loss before provision for income taxes	(3,775,804)	(3,505,555)	(10,269,232)	(4,308,639)
Provision for income taxes	—	—	(158,400)	—
Net loss	$(3,775,804)	$(3,505,555)	$(10,427,632)	$(4,308,639)

Per share information:
Net loss per share, basic and diluted	$(0.95)	$(5.57)	$(3.16)	$(7.69)
Weighted average shares outstanding, basic and diluted	3,965,220	629,660	3,296,271	560,264

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2024	650,284	$65	$117,195,181	$(117,680,985)	$(485,739)
Sale of common stock, net of issuance costs	1,050,500	105	7,622,514	—	7,622,619
Retirement of shares in connection with reverse stock split	(373)	—	—	—	—
Shares released from abeyance	32,375	3	(3)	—	—
Net share settlement of warrants	1,209	—	—	—	—
Exercise of warrants	1,273,436	127	(127)	—	—
Share-based compensation	—	—	60,395	—	60,395
Net loss	—	—	—	(3,160,706)	(3,160,706)
Balance at December 31, 2024	3,007,431	300	124,877,960	(120,841,691)	4,036,569
Sale of common stock, net of issuance costs	98,846	10	116,805	—	116,815
Issuance of common stock on vesting of restricted stock units and awards	17,152	2	(2)	—	—
Net loss	—	—	—	(3,491,122)	(3,491,122)
Balance at March 31, 2025	3,123,429	312	124,994,763	(124,332,813)	662,262
Sale of common stock	54,174	5	67,058	—	67,063
Shares released from abeyance	155,125	16	(16)	—	—
Net loss	—	—	—	(3,775,804)	(3,775,804)
Balance at June 30, 2025	3,332,728	$333	$125,061,805	$(128,108,617)	$(3,046,479)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance at October 1, 2023	218,786	$22	$110,017,751	$(110,243,753)	$(225,980)
Sale of common stock, net of issuance costs	163,281	16	3,916,927	—	3,916,943
Retirement of shares in connection with reverse stock split	(190)	—	—	—	—
Net share settlement of warrants	1,795	—	—	—	—
Share-based compensation	—	—	50,005	—	50,005
Net loss	—	—	—	(1,168,509)	(1,168,509)
Balance at December 31, 2023	383,672	38	113,984,683	(111,412,262)	2,572,459
Issuance of common stock on vesting of restricted stock units and awards	976	—	—	—	—
Exercise of warrants	4,375	4	55,996	—	56,000
Share-based compensation	—	—	60,395	—	60,395
Net income	—	—	—	365,425	365,425
Balance at March 31, 2024	389,023	42	114,101,074	(111,046,837)	3,054,279
Sale of common stock	4,706	—	62,019	—	62,019
Net share settlement of warrants	92,493	9	(9)	—	—
Exercise and modification of warrants, net of issuance costs	164,062	16	2,946,952	—	2,946,968
Share-based compensation	—	—	60,395	—	60,395
Net loss	—	—	—	(3,505,555)	(3,505,555)
Balance at June 30, 2024	650,284	$67	$117,170,431	$(114,552,392)	$2,618,106

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,427,632)	$(4,308,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,669	9,633
Acquired in-process research and development	114,399	12,000
Amortization of operating lease right-of-use asset	58,777	51,876
Share-based compensation	60,395	170,795
Financing costs related to ChEF Purchase Agreement	520,200	370,426
Non-cash financing costs	3,044	1,732
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	805,527	623,566
Incentive tax receivable	164,685	266,964
Other assets	7,766	(74,274)
Accounts payable	1,540,535	(455,038)
Accrued expenses and other current liabilities	66,118	(2,034,243)
Operating lease liability	(62,027)	(53,725)
Deferred income	—	(18,626)
Net cash used in operating activities	(7,140,544)	(5,437,553)
Cash flows from investing activities:
Purchases of in-process research and development	(12,000)	(12,000)
Net cash used in investing activities	(12,000)	(12,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,803,453	3,899,157
Payment of deferred offering costs	—	(15,000)
Payment of financing costs related to ChEF Purchase Agreement	(465,200)	(157,500)
Proceeds from exercise and modification of warrants, net of issuance costs	(13,868)	3,002,968
Net cash provided by financing activities	7,324,385	6,729,625

Net increase in cash	171,841	1,280,072
Cash, beginning of period	149,456	2,274,259
Cash, end of period	$321,297	$3,554,331

Supplemental disclosure of non-cash operating, investing and financing activities:
Net settlement of warrants	$—	$75
In-process research and development in accrued expenses	$102,399	$—
ChEF Purchase Agreement financing costs in accounts payable	$40,000	$212,926
Deferred offering costs in accounts payable and accrued expenses	$171,900	$—

See accompanying notes to unaudited interim consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

1. Organization and Description of Business

Description of business

Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) was incorporated as a New Jersey corporation on April 6, 2015. Prior Sonnet completed a merger with publicly-held Chanticleer Holdings, Inc. (“Chanticleer”) on April 1, 2020. After the merger, Chanticleer changed its name to Sonnet BioTherapeutics Holdings, Inc. (“Sonnet” or the “Company”). Sonnet is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB™ (Fully Human Albumin Binding), the technology utilizes a fully human single chain antibody fragment (scFv) that binds to and “hitch-hikes” on human serum albumin (“HSA”) for transport to target tissues. Sonnet designed the FHAB construct to improve drug accumulation in solid tumors, as well as to extend the duration of activity in the body. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity, as well as E. coli. Sonnet believes its FHAB technology, for which it received a U.S. patent in June 2021, is a distinguishing feature of its biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

Sonnet’s lead proprietary asset, SON-1010, is a fully human version of Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which Sonnet is pursuing clinical development in solid tumor indications, including ovarian cancer, soft tissue sarcoma, colorectal cancer, and breast cancer. In March 2022, the U.S. Food and Drug Administration (the “FDA”) cleared Sonnet’s Investigational New Drug (“IND”) application for SON-1010. This allowed the Company to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, the Company created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. Sonnet received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022 and published the final results of that study in February 2024. Interim safety, tolerability, and efficacy data from the SB101 study was most recently reported in March 2025, following successful completion of dose escalation in December 2024.

In January 2023, Sonnet announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies have provided SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and proof-of-concept (“POC”) study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SB221. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish a maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group. Since the highest dose has been well tolerated, the Safety Review Committee recommended adding a seventh cohort using a maintenance dose that was 25% higher to study its safety and effect before proceeding to the randomized Phase 2a portion in patients with PROC at one of the two highest doses. Part 2 of the study will then investigate SON-1010 in combination with atezolizumab, or the standard of care (“SOC”) for PROC in a randomized comparison to show POC. Interim safety, tolerability, and efficacy data from the SB221 study was most recently reported in April 2025, following completion of the initial dose escalation series.

In January 2025, Sonnet announced an expansion of its Phase 1 SB101 clinical study of SON-1010 to add a new cohort to evaluate its effect in combination with trabectedin (Yondelis®), following the successful completion of monotherapy dose escalation. Trabectedin is an alkylating DNA-binding agent that was approved in the U.S. as a second-line treatment in early 2024 for patients with undetectable, metastatic liposarcoma or leiomyosarcoma who have received a prior anthracycline-containing regimen. It is also known to activate tumor macrophages toward a pro-inflammatory phenotype. The Company believes that SON-1010 has the potential to complement that activity by activating the NK and T cells in the TME to secrete more interferon-gamma (IFNγ), which is considered to be important for anti-tumor control. The initial safety and tolerability of this approach was reported in March 2025 and top line data is expected by the end of calendar 2025. This cohort is also fully enrolled, bringing the total number of people exposed to SON-1010 to 99 to date, including 45 with soft tissue sarcoma and 30 with PROC. Partial responses have been seen in both indications at the highest dose.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The Company acquired the global development rights to its most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through its acquisition of the outstanding shares of Relief Therapeutics SA. Sonnet is advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). Sonnet received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN (SB211) during the third quarter of 2022. The Data Safety Monitoring Board (“DSMB”) overseeing the study met during the first calendar quarter of 2024 and cleared the trial to proceed to Part 2. Following the completion of the DSMB review, Sonnet announced initial safety data from the CIPN study. The objective was to consider completing the Phase 2 study, pending the outcome of any partnering activity; given the business priorities at the time, the SB211 study was put on hold. On October 8, 2024, the Company entered into a License Agreement (the “Alkem Agreement”) with Alkem Laboratories Limited (“Alkem”) to develop and commercialize SON-080 for DPN in India initially, and potentially CIPN as well as autonomic neuropathy. Alkem will conduct all clinical trials that it believes appropriate to obtain regulatory approval in India for SON-080 for the treatment of DPN.

SON-1210 (IL12-FHAB-IL15), Sonnet’s lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This compound is being developed for solid tumor indications, including colorectal and pancreatic cancer. In February 2023, Sonnet announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. In August 2024, the Company entered into a Master Clinical Collaboration Agreement (the “SOC Agreement”) with the Sarcoma Oncology Center (“SOC”) to advance the development of SON-1210. An Innovative Immuno Oncology Consortium (“IIOC”) that is funded by the SOC will conduct an investigator-initiated Phase 1b/2a study of SON-1210 in pancreatic cancer. The IIOC submitted a pre-IND package to the FDA in November 2024. Based on the FDA feedback, preparations for the full IND submission package are underway.

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist the inhibitory binding interaction with the IL-18 binding protein, and single-chain human IL-12 for solid tumor cancers. Cell line development and titer/bioactivity assessments are underway. The SON-1411 development program has been re-engaged with a focus on cell line development and in vivo evaluation in an appropriate humanized mouse model.

Sonnet has completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. The Company has elected to place the SON-3015 development program on hold for expense reduction purposes.

As discussed more fully in Note 8, the Company entered into a business combination agreement in July 2025. Subject to the terms and conditions in the agreement, upon closing of the transaction Sonnet will become a wholly owned subsidiary of Hyperliquid Strategies, Inc. and will continue to focus on the development of its existing biotech assets.

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash at June 30, 2025 of $0.3 million, in addition to $10.5 million raised in July 2025 through the through the sale of convertible notes, preferred stock and warrants and the exercise of certain outstanding warrants (see Note 8), will fund the Company’s projected operations into February 2026. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operations since inception have consisted primarily of organizing the Company, securing financing, developing technologies through research and development and conducting preclinical and clinical first in human (“FIH”) studies. The Company faces risks associated with companies whose products are in development. These risks include the need for additional financing to complete its research and development, achieving its research and development objectives, defending its intellectual property rights, retaining skilled personnel, and dependence on key members of management.

2. Summary of Significant Accounting Policies

a. Basis of presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (ASUs”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited interim consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited interim consolidated financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2025 and its results of operations and cash flows for the three and nine months ended June 30, 2025 and 2024. The unaudited interim consolidated financial statements presented herein do not contain all of the required disclosures under U.S. GAAP for annual financial statements and should be read in conjunction with the annual audited consolidated financial statements and related notes of Sonnet as of and for the year ended September 30, 2024 included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

d. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of June 30, 2025, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.6 million. For the three months ended June 30, 2025 and 2024, $0.3 million million and $0.1 million for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. For the nine months ended June 30, 2025 and 2024, $0.6 million and $0.5 million, respectively, for the expected net cash refund related to the tax incentive program was included as a reduction in research and development expenses. In November 2024, the Company received $0.7 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2024. In December 2023, the Company received $0.8 million from the Australian government related to eligible research and development expenses for the year ended September 30, 2023.

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

j. Other income

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. The Company received net proceeds of $0.7 million and $4.3 million during the nine months ended June 30, 2025 and 2024, respectively, from the sale of New Jersey state net operating losses through the Program, which is included in other income in the unaudited interim consolidated statements of operations.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

k. Foreign currency

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the foreign exchange gain (loss) line item in the consolidated statements of operations.

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

m. Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the three and nine months ended June 30, 2025 are pre-funded October 2023 warrants to purchase 99,687 shares of common stock with an exercise price of $0.0008 per share and pre-funded December 2024 warrants to purchase 545,500 shares of common stock with an exercise price of $0.0001 per share. Included in basic weighted-average number of shares of common stock outstanding during the three and nine months ended June 30, 2024 are pre-funded October 2023 warrants to purchase 99,687 shares of common stock with an exercise price of $0.0008 per share and warrants exercised through the June 2024 inducement offer for 187,500 shares of common stock that were being held in abeyance as of June 30, 2024 (see Note 6).

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	June 30,
	2025	2024
Common stock warrants August 2021	14,031	14,031
Underwriter warrants August 2021	284	284
Chanticleer warrants	6	6
Series C warrants	2,297	2,297
Series 3 warrants	1,566	1,566
Unvested restricted stock units and awards	—	17,152
Common stock warrants February 2023	31,563	33,982
Underwriter warrants February 2023	1,933	1,933
Common stock private placement warrants June 2023	28,409	28,409
Placement agent warrants June 2023	852	852
Common stock warrants October 2023	354,994	354,994
Underwriter warrants October 2023	10,664	10,664
Placement agent warrants June 2024	14,142	14,142
Common stock warrants June 2024	703,125	703,125
Common stock warrants November 2024	2,222,222	—
Common stock registered direct warrants December 2024	1,085,325	—
Common stock PIPE warrants December 2024	673,000	—
	5,144,413	1,183,437

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	September 30, 2024
Compensation and benefits	$168,281	$149,802
Research and development	777,846	617,545
Professional fees	334,821	173,319
Other	1,958	1,823
	$1,282,906	$942,489

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three and nine months ended June 30, 2025 and 2024.

In August 2015, the Company entered into a License Agreement (the “ARES License Agreement”) with Ares Trading (“ARES”), a wholly-owned subsidiary of Merck KGaA. Under the terms of the ARES License Agreement, as subsequently amended in October 2021, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Pursuant to the ARES License Agreement, the Company will pay ARES high single-digit royalties on net sales of products sold by the Company. Royalties are payable on a product-by-product and country-by-country basis until the later of (i) a specified period of time after the first commercial sale in such country, and (ii) the last date on which such product is covered by a valid claim in such country. Additionally, the Company will pay ARES a percentage of all revenue received through sublicensing the IL-6 compound, including revenue from any upfront, milestone, royalty, maintenance and similar payments, net of certain full time equivalent (“FTE”) costs incurred by the Company pursuant to such sublicense. The percentage rate owed to ARES on sublicense revenue decreases depending on the point in time of execution of the relevant sublicense agreement and the development progress accomplished by the Company to that point in time. The upfront cash payments received by the Company pursuant to the New Life Agreement (see Note 5) were specifically excluded from the scope of the amended ARES License Agreement. The Company owes ARES $0.1 million in license fees related to sublicense revenue received pursuant to the Alkem Agreement (see Note 5), which is included in research and development expenses in the unaudited interim consolidated statement of operations for the nine months ended June 30, 2025. No license fees were incurred during the three months ended June 30, 2025 and the three and nine months ended June 30, 2024.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the three and nine months ended June 30, 2025 and 2024.

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage of the licensed cell line. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement or extend the cell line storage fee of $12,000. The Company incurred $12,000 in license fees during the nine months ended June 30, 2025 and 2024, which were recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statements of operations. No license fees were incurred during the three months ended June 30, 2025 and 2024.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of June 30, 2025). In July 2025, the Company exercised its first option to extend the InvivoGen Agreement for an additional three-year term, extending the agreement through February 2028. In connection with the extension, the Company incurred $0.1 million in license fees during the three and nine months ended June 30, 2025, which were recorded as acquired in-process research and development and included in research and development expenses in the unaudited interim consolidated statements of operations. No license fees were incurred during the three and nine months ended June 30, 2024.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

In May 2025, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company is obligated to make contingent milestone payments to ProteoNic of €0.2 million (approximately $0.2 million as of June 30, 2025) upon the initial submission of an IND or clinical trial application to a regulatory authority for each distinct product. No license fees were incurred during the three and nine months ended June 30, 2025.

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

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement, of which $0.3 million of evaluation milestones have been previously recognized. No milestones were achieved and no license fees were incurred during the three and nine months ended June 30, 2025 and 2024.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

Collaboration revenue from the single performance obligation related to the Alkem Agreement was recognized at the point-in-time at which the Company transferred the License and Supply to Alkem. Collaboration revenue from the single performance obligation related to the New Life Agreement was recognized over the estimated performance of the research and development activities. The Company recognized $1.0 million and $18,626 of collaboration revenue for the nine months ended June 30, 2025 and 2024, respectively. No collaboration revenue was recognized for the three months ended June 30, 2025 and 2024.

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

Committed equity facility

On May 2, 2024, the Company entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to a “ChEF,” Chardan’s committed equity facility, or the Facility (see Note 1). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, of which $24.7 million is available to be sold as of June 30, 2025. The Facility will allow the Company to raise primary equity on a periodic basis at its sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by the Company regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of the Company’s common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby equity purchase agreement and includes an embedded put option and an embedded forward contract. The Company accounts for the embedded features in the Purchase Agreement as derivatives measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The derivatives associated with the Purchase Agreement have been deemed de minimis. The Company sold 153,020 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $0.2 million during the nine months ended June 30, 2025. The Company incurred $0.5 million of costs in connection with the Purchase Agreement during the nine months ended June 30, 2025, which are included in general and administrative expenses in the unaudited interim consolidated statement of operations.

November 2024 underwritten public offering

On November 7, 2024, the Company closed a public offering of common stock and certain warrants through Chardan, as underwriter, for net proceeds of $4.2 million through the issuance and sale of 155,000 shares of its common stock, pre-funded warrants to purchase up to 956,111 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 2,222,222 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $4.50 and the public offering price of each pre-funded warrant and accompanying common warrant was $4.4999. The common warrants were immediately exercisable at a price of $4.50 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants have been exercised as of June 30, 2025.

December 2024 registered direct and PIPE offering

On December 10, 2024, the Company closed a registered direct offering with institutional investors for the issuance and sale of 768,000 shares of its common stock, pre-funded warrants to purchase up to 317,325 shares of common stock, and accompanying warrants to purchase up to an aggregate of 1,085,325 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The offering price of each share of common stock and accompanying common warrant was $2.23 and the offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants have been exercised as of June 30, 2025.

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

The Company raised net proceeds of approximately $3.4 million from the registered direct and PIPE offerings.

Common stock warrants

As of June 30, 2025, the following equity-classified warrants and related terms were outstanding:

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

During the nine months ended June 30, 2025, 2,419 warrants were net share settled, resulting in the issuance of 1,209 shares of common stock, and 1,273,436 pre-funded warrants were exercised on a cash basis for de minimis proceeds.

On June 19, 2024, the Company entered into inducement offer letter agreements with holders of certain existing warrants issued in October 2023 having an original exercise price of $12.80 per share to purchase up to an aggregate of 353,562 shares of the Company’s common stock at a reduced exercise price of $9.60 per share. The transaction closed on June 21, 2024, resulting in net proceeds of the Company of $2.9 million. Due to beneficial ownership limitations, 187,500 shares of common stock related to the exercise of warrants in this transaction were initially held in abeyance. All 187,500 shares of common stock were released from abeyance during the nine months ended June 30, 2025. Also in connection with this inducement offer, the Company (i) issued to holders who participated in the transaction new common stock warrants to purchase an aggregate of 703,125 shares of common stock, (ii) reduced the exercise price of existing warrants to purchase 354.994 shares of common stock for those holders who did not exercise warrants in the transaction from $12.80 per share to $9.60 per share for the remaining term of the warrants, and (iii) reduced the exercise price of certain existing warrants issued in June 2023 to purchase 28,409 shares of common stock from $118.78 per share to $12.40 per share and extended the expiration date of these warrants from December 30, 2026 to June 21, 2029. The new common stock warrants were immediately exercisable at a price of $12.40 per share and expire five years from the date of issuance. Warrants to purchase 14,142 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants were immediately exercisable at a price of $14.88 per share and expire five years from the date of issuance. The incremental fair value associated with the modification of certain existing June and October 2023 warrants to purchase common stock was accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

During the nine months ended June 30, 2024, 96,090 warrants were net share settled, resulting in the issuance of 94,288 shares of common stock, 355,937 warrants were exercised on a cash basis (including 187,500 warrants for which the related shares were held in abeyance as of June 30, 2024 due to ownership limitations), resulting in proceeds of $3.0 million, and 4,302 warrants were abandoned by the warrant holder.

7. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). There were 120,302 shares available for issuance under the Plan as of June 30, 2025. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

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

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying unaudited interim consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Research and development	$—	$28,268	$28,268	$81,089
General and administrative	—	32,127	32,127	89,706
	$—	$60,395	$60,395	$170,795

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at October 1, 2024	9,175	$14.08
Vested	(9,175)	$14.08
Unvested balance at June 30, 2025	—	$—

During the nine months ended June 30, 2025, there were no RSUs granted or forfeited. As of June 30, 2025, there was no unrecognized compensation expense relating to unvested RSUs granted.

On July 9, 2025, the Company issued 120,000 RSUs, 100% of which vest on July 8, 2026.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Unaudited Interim Consolidated Financial Statements

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at October 1, 2024	7,977	$14.08
Vested	(7,977)	$14.08
Unvested balance at June 30, 2025	—	$—

During the nine months ended June 30, 2025, there were no RSAs granted or forfeited. As of June 30, 2025, there was no unrecognized compensation expense relating to unvested RSAs granted.

8. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 13, 2025, the date at which the unaudited interim consolidated financial statements were available to be issued.

Convertible note and warrant private placements

In July 2025, the Company completed a private placement of zero-interest convertible notes, raising $2.0 million in gross proceeds. The notes mature on June 30, 2026, and are convertible at any time into up to 1,730,104 shares of common stock at a fixed price of $1.156 per share. If, at any time while the convertible notes remain outstanding, the Company issues shares of common stock or common stock equivalents in an offering for gross proceeds of at least $5.0 million (a “Subsequent Issuance”), the entire unpaid principal amount of the convertible notes will convert automatically into the same securities issued pursuant to the Subsequent Issuance. In connection with the notes, investors also received five-year warrants to purchase 865,052 shares of common stock at the same $1.156 exercise price, providing approximately $50,000 in additional cash proceeds.

These notes were subsequently converted into shares of non-voting convertible preferred stock and warrants in connection with the private placement described below.

The Company’s Chief Medical Officer, Dr. Richard Kenney, participated in the private placement and purchased notes for a principal amount of $0.2 million and warrants to purchase up to an aggregate of 86,505 shares of common stock. As described below, the notes converted into shares of non-voting convertible preferred stock, which are convertible into an aggregate of 160,000 shares of common stock and warrants to purchase up to an aggregate of 320,000 shares of common stock.

Business combination

On July 11, 2025, the Company entered into a definitive Business Combination Agreement (the “BCA”) with Rorschach I LLC (“Rorschach”), Hyperliquid Strategies Inc. (“HSI”), TBS Merger Sub Inc., and Rorschach Merger Sub, LLC, pursuant to which, subject to the terms and conditions contained in the BCA, Rorschach Merger Sub, LLC, will merge with and into Rorschach with Rorschach surviving as a direct wholly owned subsidiary of HSI and TBS Merger Sub Inc. will merge with and into Sonnet, with Sonnet surviving as a direct wholly owned subsidiary of HSI. Following the closing, the Company will operate as a wholly owned subsidiary of HSI and will continue to focus on the development of its existing biotech assets, including SON-1010, while disposing of other assets. The transaction is subject to customary closing conditions, including approval by the Company’s stockholders, and is expected to close in the second half of calendar 2025. In connection with the transaction, legacy Sonnet stockholders and certain other equity holders of record will receive contingent value rights (CVRs) tied to the potential future value of the Company’s biotech assets.

Preferred stock and warrant private placement

Concurrently with the signing of the BCA, the Company raised an aggregate of $5.5 million in a private placement to accredited investors through the issuance and sale of an aggregate of 5,500 shares of non-voting convertible preferred stock, convertible into up to an aggregate of 4,400,000 shares of common stock, and warrants to purchase up to an aggregate of 8,800,000 shares of common stock. At the closing of the PIPE, the $2.0 million principal amount of convertible notes issued in July 2025 automatically converted into shares of convertible preferred stock and warrants on the same terms as the PIPE investors.

Exercise of warrants

In July 2025, holders exercised outstanding warrants to purchase 3,421,624 shares of common stock, resulting in gross proceeds of $10.5 million to the Company. In accordance with the BCA, any cash proceeds in excess of $3.0 million received from the exercise of warrants may not be spent by the Company without the prior written consent of Rorschach.

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

Overview

Sonnet BioTherapeutics Holdings, Inc. (“Sonnet,” “we,” “us,” “our” or the “Company”), is a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB®™ (Fully Human Albumin Binding), the technology utilizes a fully human single-chain variable fragment (scFv) that binds to and “hitchhikes” on human serum albumin for transport to target tissues. We designed the construct to extend the half-life in serum and to improve drug delivery to and accumulation in solid tumors, which extends the duration of cytokine activity. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity. Production can also be performed in E. coli. We believe our FHAB technology, for which we received an initial U.S. patent in June 2021 and a continuation of such patent in June 2024, is a distinguishing feature of our biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Our lead proprietary asset, SON-1010, is a single-chain version of human Interleukin 12 (“IL-12”), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumor indications, including ovarian cancer, soft tissue sarcoma, colorectal cancer, and breast cancer. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022 and published the final results of that study in February 2024. Interim safety, tolerability, and efficacy data from the SB101 study was most recently reported in March 2025, following successful completion of dose escalation in December 2024.

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and proof-of-concept (“POC”) study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SB221. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group. Since the highest dose has been well tolerated, the Safety Review Committee (“SRC”) recommended adding a seventh cohort using a maintenance dose that was 25% higher to study its safety and effect before proceeding to the randomized Phase 2a portion in patients with PROC at one of the two highest doses. Part 2 of the study will then investigate SON-1010 in combination with atezolizumab, or the standard of care (“SOC”) for PROC in a randomized comparison to show POC. Interim safety, tolerability, and efficacy data from the SB221 study was most recently reported in April 2025 following completion of enrollment of the initial dose escalation series.

In January 2025, we announced an expansion of our Phase 1 SB101 clinical study of SON-1010 to add a new cohort to evaluate its effect in combination with trabectedin (Yondelis®), following the successful completion of monotherapy dose escalation. Trabectedin is an alkylating DNA-binding agent that was approved as a second-line treatment in early 2024 for patients with undetectable, metastatic liposarcoma or leiomyosarcoma who have received a prior anthracycline-containing regimen. It is also known to transition tumor macrophages into a pro-inflammatory phenotype. We believe that SON-1010 has the potential to complement that activity by activating the NK and T cells in the TME to secrete more interferon-gamma (IFNγ), which is considered to be important for anti-tumor control. The initial safety and tolerability of this approach was reported in March 2025 and top line data is expected by the end of calendar 2025. This cohort is also fully enrolled, bringing the total number of people exposed to SON-1010 to 99 to date, including 45 with soft tissue sarcoma and 30 with PROC. Partial responses have been seen in both indications at the highest dose.

We acquired the global development rights to our most advanced compound, SON-080, a fully human version of Interleukin 6 (“IL-6”), in April 2020 through our acquisition of the outstanding shares of Relief Therapeutics SA. We are advancing SON-080 in target indications of Chemotherapy-Induced Peripheral Neuropathy (“CIPN”) and Diabetic Peripheral Neuropathy (“DPN”). We received approval to initiate an ex-U.S. Phase 1b/2a study with SON-080 in CIPN (SB211) during the third quarter of 2022. The Data Safety Monitoring Board (“DSMB”) completed its review of the preliminary safety data during the first calendar quarter of 2024 and cleared the trial to proceed to Part 2. Following the completion of the DSMB review, we announced initial safety data from the CIPN study. On the basis of the DSMB review of both initial safety and a preliminary trend of efficacy data, an outreach program was initiated to identify a potential partner to develop SON-080 in the DPN indication. Until new clinical data are generated in the DPN indication, we have decided to delay further direct development of this program.

On October 8, 2024, we entered into a license agreement (the “Alkem Agreement”) with Alkem Laboratories Limited (“Alkem”) for the development and commercialization of SON-080 in DPN and/or CIPN and/or autonomic neuropathy in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies, preparing and filing applications for regulatory approval aiming at commercializing SON-080 in the DPN indication in India.

Pursuant to a license agreement (the “New Life Agreement”) we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we agreed to be jointly responsible for developing SON-080 in DPN with New Life, with the objective to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity. We were informed by New Life that it has elected to move its business in a different direction. Consequently, on December 2, 2024, New Life provided written notice to us of its intention to exercise its right to give back the rights with respect to the Products under the New Life Agreement (the “Give Back Option”) under the New Life Agreement, subject to the negotiation and mutual agreement of the terms of such Give Back Option by us and New Life. We are negotiating the terms of the Give Back Option with New Life. If we and New Life are unable to reach a mutual agreement on such terms, the Give Back Option will expire unexercised, New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement and the New Life Agreement will remain in effect unless otherwise terminated by either us or New Life pursuant to the terms and conditions of the New Life Agreement.

SON-1210 (IL12-FHAB-IL15), our lead bifunctional construct, combines FHAB with single-chain human IL-12 and human Interleukin 15 (“IL-15”). This drug candidate is being developed for solid tumor indications, including colorectal and pancreatic cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in non-human primates. In August 2024, we entered into a Master Clinical Collaboration Agreement (the “SOC Agreement”) with the Sarcoma Oncology Center (“SOC”) to advance the development of SON-1210. An Innovative Immuno Oncology Consortium (“IIOC”) that is funded by the SOC will conduct an investigator-initiated Phase 1b/2a study of SON-1210 in pancreatic cancer. In November 2024, the IIOC submitted a pre-IND package to the FDA. Based on the FDA feedback of approving the basic study design, preparations for the full IND submission package are underway.

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist inhibitory interaction with the IL-18 binding protein while maintaining biological activity, along with single-chain human IL-12 for solid tumor cancers. Cell line development and titer/bioactivity assessments are underway. The SON-1411 development program has been re-engaged with a focus on cell line development and in vivo evaluation in an appropriate humanized mouse model.

We have completed sequence confirmation for SON-3015 (anti-IL6-FHAB-anti-TGFβ). Early-stage bifunctional drug has been generated and is being stored for future use in in vivo mice studies. We have elected to place the SON-3015 development program on hold for expense reduction purposes.

On July 11, 2025, we entered into a definitive Business Combination Agreement (the “BCA”) with Rorschach I LLC (“Rorschach”), Hyperliquid Strategies Inc. (“HSI”), TBS Merger Sub Inc., and Rorschach Merger Sub, LLC, pursuant to which, subject to the terms and conditions contained in the BCA, Rorschach Merger Sub, LLC, will merge with and into Rorschach with Rorschach surviving as a direct wholly owned subsidiary of HSI and TBS Merger Sub Inc. will merge with and into Sonnet, with Sonnet surviving as a direct wholly owned subsidiary of HSI. Following the closing, Sonnet will operate as a wholly owned subsidiary of HSI and will continue to focus on the development of our existing biotech assets, including SON-1010, while disposing of other assets. The transaction is subject to customary closing conditions, including approval by our stockholders, and is expected to close in the second half of calendar 2025. In connection with the transaction, legacy Sonnet stockholders and certain other equity holders of record will receive contingent value rights (CVRs) tied to the potential future value of our biotech assets.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $10.4 million and $4.3 million for the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had cash of 0.3 million. In July 2025, we raised $18.0 million through the sale of convertible notes, preferred stock and warrants and the exercise of certain outstanding warrants. In accordance with the BCA, we may not spend cash proceeds of $7.5 million received from the exercise of outstanding warrants without the prior written consent of Rorschach.

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

Lead Clinical Programs Update

SON-1010

Phase 1 Trial (SB101 Trial): in Solid Tumors (SON-1010 Monotherapy) and in Sarcoma (with Trabectedin)

This first-in-human study is primarily designed to evaluate the safety of multiple ascending doses of SON-1010 in cancer patients and is being conducted at several sites across the United States. The highest dose group studied to date was enrolled at 1200 ng/kg in December 2024 and one patient has had a partial response (PR) at that dose. We recently announced an expansion of this trial to study the combination of SON-1010 with trabectedin (Yondelis®) in certain advanced soft-tissue sarcomas (STS), following the successful completion of monotherapy dose escalation. Enrollment in this cohort is underway and is expected to be completed in 3Q calendar year 2025. Topline safety data of the combination with trabectedin is expected in H2 calendar year 2025. No new safety concerns have been reported to date.

Phase 1b/2a Trial (SB221 Trial): PROC (Combo with Atezolizumab)

The second trial is a global Phase 1b/2a multicenter, dose-escalation and randomized proof-of-concept study to assess the safety, tolerability, PK, PD, and preliminary efficacy of SON-1010 administered subcutaneously (SC) in combination with atezolizumab given intravenously (IV). Enrollment remains ongoing and an update on safety in that trial after the MTD was established at 1200 ng/kg was released on April 4, 2025. Two of the three patients with PROC who were enrolled at the MTD have had a PR, one by tumor volume reduction criteria and one by Gynecological Cancer Intergroup (GCIG) criteria.

Program Highlights:

●	PK data reveals about 10-fold extended half-life for SON-1010 compared with rhIL-12 and suggests tumor targeting by FHAB binding to albumin.
●	Dose-related, controlled, and prolonged IFNγ response.
●	The SB101, SB102, and SB221 trials have collectively enrolled 99 subjects, with 13 of 24 evaluable monotherapy patients (54%) with cancer suggesting clinical benefit of SON-1010 monotherapy (stable disease [SD] at four months). At the highest dose, 5 of 6 patients (83%) had clinical benefit and one patient had a PR by RECIST criteria (45% decrease from baseline) to SON-1010.
●	Patients have received up to 24 cycles of SON-1010 as monotherapy and up to 19 cycles of SON-1010 with atezolizumab without dose-limiting toxicity at any dose level.
●	Toxicity is minimized in both trials with the use of a lower ‘desensitizing’ first dose that takes advantage of the known tachyphylaxis with rhIL-12, which allows higher maintenance doses and potential improvements in efficacy.
●	Favorable safety profile.
●	Dose escalation has been completed and the SON-1010 MTD was established at 1200 ng/kg in both trials.
●	The final 1200 ng/kg dose-escalation cohort in SB101 was increased in size to six patients to enhance the assessment of PK and PD at the MTD. An expansion cohort was also added to study the dosing of SON-1010 alternating with trabectedin in certain types of soft tissue sarcoma.
●	The safety and toxicity profile that has developed is typical for a Phase 1 oncology trial, with the majority of adverse events (AEs) being reported as mild. All AEs seen to date have been transient, with no evidence of cytokine release syndrome.

Upcoming Milestones:

●	Phase 1: Solid Tumors (SON-1010 Monotherapy)

○	H1 calendar year 2025: Topline Efficacy Data

●	Phase 1b/2a: PROC (SON-1010 in Combination with Atezolizumab)

○	H2 calendar year 2025: RP2D Safety & Topline Efficacy

●	Phase 1: Soft-tissue Sarcoma (SON-1010 with Trabectedin)

○	H2 calendar year 2025: Topline Efficacy Data

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

SON-1210: Proprietary, Bifunctional Version of Human Interleukins 12 (IL-12) and 15 (IL-15), Configured Using Our FHAB Platform, in Combination with Chemotherapy for the Treatment of Advanced Solid Tumors and Metastatic Pancreatic Cancer

In August 2024, we entered into the SOC Agreement with the SOC to conduct an investigator-initiated Phase 1/2a clinical study to evaluate SON-1210 in combination with several chemotherapeutic agents including but not limited to NALIRIFOX (the combination of liposomal irinotecan, 5-fluorouracil/leucovorin, and oxaliplatin) for the specific treatment of metastatic pancreatic cancer. The NALIRIFOX regimen is U.S. FDA-approved for the treatment of metastatic pancreatic cancer in the front-line and refractory settings. We expect the SOC to initiate SON-1210 dosing in study SOC-241 in H2 calendar year 2025.

Upcoming Milestones:

●	H2 calendar year 2025: 1st Patient Dosed in Investigator-Initiated Phase 1b/2a Study

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$—	$—	$—
Operating expenses:
Research and development	2,425,551	1,727,033	698,518
General and administrative	1,380,905	1,801,632	(420,727)
Total operating expenses	3,806,456	3,528,665	277,791
Loss from operations	(3,806,456)	(3,528,665)	(277,791)
Foreign exchange gain	30,652	23,110	7,542
Loss before provision for income taxes	(3,775,804)	(3,505,555)	(270,249)
Provision for income taxes	—	—	—
Net loss	$(3,775,804)	$(3,505,555)	$(270,249)

Research and Development Expenses

Research and development expenses were $2.4 million for the three months ended June 30, 2025, compared to $1.7 million for the three months ended June 30, 2024. The increase of $0.7 million was primarily due to increases in costs for our SB101 and SB221 clinical trials and fees incurred in connection with the extension of a license agreement.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended June 30, 2025, compared to $1.8 million for the three months ended June 30, 2024. The decrease of $0.4 million primarily relates to lower costs incurred in connection with the Facility and a decrease in consulting expenses, partially offset by an increase in legal and professional expenses.

Comparison of the Nine Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the Nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$1,000,000	$18,626	$981,374
Operating expenses:
Research and development	6,196,534	4,538,363	1,658,171
General and administrative	5,688,764	4,156,360	1,532,404
Total operating expenses	11,885,298	8,694,723	3,190,575
Loss from operations	(10,885,298)	(8,676,097)	(2,209,201)
Other income	720,102	4,327,946	(3,607,844)
Foreign exchange (loss) gain	(104,036)	39,512	(143,548)
Loss before provision for income taxes	(10,269,232)	(4,308,639)	(5,960,593)
Provision for income taxes	(158,400)	—	(158,400)
Net loss	$(10,427,632)	$(4,308,639)	$(6,118,993)

Collaboration Revenue

We recognized $1.0 million of revenue related to the Alkem Agreement during the nine months ended June 30, 2025, compared to $18,626 of revenue related to the New Life Agreement during the nine months ended June 30, 2024. Revenue of $1.0 million for the nine months ended June 30, 2025 was due to our transfer of the Alkem License and Supply to Alkem during the first quarter of fiscal 2025. Revenue of $18,626 for the nine months ended June 30, 2024 was due to our completion of R&D Activities related to New Life during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $6.2 million for the nine months ended June 30, 2025, compared to $4.5 million for the nine months ended June 30, 2024. The increase of $1.7 million was primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $1.0 million during the nine months ended June 30, 2024, and a $0.7 million increase in costs for our SB101 and SB221 clinical trials and fees incurred in connection with the extension of a license agreement.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the nine months ended June 30, 2025, compared to $4.2 million for the nine months ended June 30, 2024. The increase of $1.5 million was related primarily to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million during the nine months ended June 30, 2024 and a $0.6 million increase in professional fees, including those related to the Alkem Agreement executed during the nine months ended June 30, 2025.

Other Income

Other income was $0.7 million for the nine months ended June 30, 2025, compared to $4.3 million for the nine months ended June 30, 2024. The decrease of $3.6 million was due to a reduction in unused New Jersey state NOLs available for sale under the Program.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the nine months ended June 30, 2025 as a result of collaboration revenue earned under the Alkem Agreement.

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

We have incurred net losses of $10.4 million and $4.3 million for the nine months ended June 30, 2025 and 2024, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations into which we may enter.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash of $0.3 million at June 30, 2025, in addition to $10.5 million raised in July 2025 through the sale of convertible notes, preferred stock and warrants and the exercise of certain outstanding warrants, will fund our projected operations into February 2026. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(7,140,544)	$(5,437,553)
Net cash used in investing activities	(12,000)	(12,000)
Net cash provided by financing activities	7,324,385	6,729,625
Net increase in cash	$171,841	$1,280,072

Operating Activities

During the nine months ended June 30, 2025, we used $7.1 million of cash in operating activities, which was primarily attributable to our net loss of $10.4 million, partially offset by a $1.6 million increase in accounts payable due to delays in payments made for cash management purposes, a $0.8 million decrease in prepaid expenses and other current assets primarily related to research and development expenses, $0.5 million of financing costs related to the Facility and a $0.2 million decrease in incentive tax receivable due to the collection of the incentive tax receivable for fiscal year 2024.

During the nine months ended June 30, 2024, we used $5.4 million of cash in operating activities, which was primarily attributable to our net loss of $4.3 million and a $2.5 million net decrease in accounts payable and accrued expenses and other current liabilities primarily due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 and the decrease in research and development expenses; offset by a $0.9 million net decrease in prepaid expenses and other current assets and incentive tax receivable, primarily related to the collection of the incentive tax receivable for fiscal year 2023, and $0.4 million in financing costs related to the Facility that were required to be charged to general and administrative expenses.

Investing Activities

During each of the nine months ended June 30, 2025 and 2024, we used $12,000 of cash to purchase in-process research and development.

Financing Activities

During the nine months ended June 30, 2025, net cash provided by financing activities was $7.3 million, consisting of $7.8 million of net proceeds from the sale of common stock and pre-funded warrants through a combination of public, registered direct and PIPE offerings, partially offset by the payment of $0.5 million of financing costs related to the Facility.

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

Committed Equity Facility

On May 2, 2024, we entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to the Facility. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of our common stock, of which $24.7 million is available to be sold as of June 30, 2025. The Facility will allow us to raise primary equity on a periodic basis at our sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by us regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of our common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027, unless earlier terminated upon the terms and conditions therein. We sold 153,020 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $0.2 million during the nine months ended June 30, 2025.

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

July 2025 Convertible Notes

In July 2025, we completed a private placement of zero-interest convertible notes, raising $2.0 million in gross proceeds. The notes mature on June 30, 2026, and are convertible at any time into up to 1,730,104 shares of common stock at a fixed price of $1.156 per share. In connection with the notes, investors also received five-year warrants to purchase 865,052 shares of common stock at the same $1.156 exercise price, providing approximately $50,000 in additional cash proceeds. The terms of the notes include an automatic conversion feature if we complete a subsequent equity financing of at least $5.0 million within 90 days; otherwise, investors may purchase an additional 3,460,208 warrants at $0.25 per share, and Sonnet is required to file a registration statement covering all underlying securities.

July 2025 PIPE Offering

In July 2025, we closed a $5.5 million PIPE to accredited investors, issuing shares of non-voting convertible preferred stock and warrants to purchase shares of common stock. The PIPE was conducted in connection with the signing of the BCA. At the closing of the PIPE, the $2.0 million outstanding principal amount of the convertible notes described above automatically converted into shares of convertible preferred stock and warrants on the same terms as the PIPE investors. The net proceeds from the PIPE are being used for general corporate purposes, working capital, continued development of Sonnet’s biotech assets, and transaction expenses related to the business combination. Following the close of the business combination, Sonnet will operate as a wholly owned subsidiary of HSI, with legacy Sonnet shareholders receiving contingent value rights (CVRs) tied to the potential future value of the company’s biotech assets.

Exercise of warrants

In July 2025, holders exercised outstanding warrants to purchase 3,421,624 shares of our common stock, from which we received gross proceeds of $10.5 million. In accordance with the BCA, we may not spend any cash proceeds in excess of $3.0 million received from the exercise of warrants without the prior written consent of Rorschach.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2025 that will affect our future liquidity consist of an operating lease. As of June 30, 2025, we had a current operating lease liability of $0.1 million.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of June 30, 2025, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of the principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2025, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, which may not be required to be disclosed under this Item 1. For the three-month period ended June 30, 2025 covered by this Quarterly Report, there have been no reportable legal proceedings or material developments to previously reported legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item. However, we direct you to the risk factors included in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2024 filed with the Securities and Exchange Commission on December 17, 2024. Except as set forth below, no material changes to such risk factors have occurred during the quarter ended June 30, 2025.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of The Nasdaq Stock Market LLC (or Nasdaq) to maintain the listing of our common stock on The Nasdaq Capital Market.

On May 30, 2025, we received notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). In that regard, we reported stockholders’ equity of $0.7 million, as reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

We submitted to Nasdaq, within the requisite time period, a plan to regain compliance with the Minimum Stockholders’ Equity Rule. On July 18, 2025, we filed a Current Report on Form 8-K stating that as of the date of that report, we believed that we had stockholders’ equity in excess of the $2.5 million required pursuant to the Stockholders’ Equity Rule as a result of the proceeds of the private placement offering closed in July 2025 and the exercise of outstanding warrants. On July 23, 2025, we received a letter from Nasdaq stating that based on our report, the Staff has determined that we comply with the Minimum Stockholders’ Equity Rule. The letter also stated that Nasdaq would continue to monitor our ongoing compliance with the Minimum Stockholders’ Equity Rule and, if at the time of the next periodic report we do not evidence compliance, our common stock may be subject to delisting. At that time, the Staff will provide written notification to us, which we may then appeal the Staff’s determination to a hearings panel.

There can be no assurance that we will be able to maintain compliance with the Minimum Stockholders’ Equity Rule or any other Nasdaq requirement in the future. In the event that we are unable to maintain compliance with the Minimum Stockholders’ Equity Rule, our common stock may be delisted from The Nasdaq Capital Market.

If our common stock were delisted from The Nasdaq Capital Market, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. Delisting would materially and adversely affect our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

Completion of the Mergers is subject to a number of conditions, including certain conditions that may not be satisfied or completed on a timely basis or at all.

The completion of the Mergers contemplated by the BCA is contingent upon the satisfaction or waiver of a number of conditions, some of which are beyond our control. These conditions include, but are not limited to, securing necessary stockholder approval and the absence of any legal restraints or prohibitions. There can be no assurance that all of these conditions will be satisfied or, if permissible, waived, or that they will be satisfied or waived in a timely manner. Failure to satisfy any of these conditions could result in the Mergers being delayed or not being completed at all. Any delay or failure to complete the Mergers could result in significant costs, the loss of potential benefits, and could have a material adverse effect on our business, financial condition, and results of operations. Additionally, the uncertainty associated with the pending Mergers may disrupt our business or negatively impact our relationships with customers, employees, and other business partners.

HYPE is a highly volatile asset, and fluctuations in the price of HYPE may influence our financial results and the market price of our listed securities.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of HYPE decreased substantially, including as a result of:

●	decreased user and purchaser confidence in HYPE, including due to the various factors described herein;

●	transactional activities such as (i) activities of highly active retail and institutional users, speculators and holders or (ii) actual or expected significant dispositions of HYPE by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, or associated with tokens vested by the Hyperliquid core team;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, HYPE, Hyperliquid or the broader digital assets industry;

●	changes in consumer preferences and the perceived value or prospects of HYPE or the utility of Hyperliquid;

●	competition from other blockchains, centralized exchanges or decentralized exchanges that exhibit comparable or better speed, security, scalability or energy efficiency, or that feature other more favored characteristics;

●	competition from other digital assets that feature other more favored characteristics, are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of HYPE or adversely affect investor confidence in digital assets generally;

●	developments relating to the Hyperliquid blockchain, including (i) changes to the Hyperliquid blockchain that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the Hyperliquid blockchain, changes to the maximum number of HYPE outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, changes to its number of validators, and similar changes; (ii) failures to make upgrades to the Hyperliquid blockchain and the Hyperliquid interface to adapt to security, technological, legal or other challenges; and (iii) changes to the Hyperliquid blockchain that introduce software bugs, security risks or other elements that adversely affect HYPE;

●	disruptions, failures, unavailability, or interruptions in services of venues for acquiring HYPE;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;

●	regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of or performance of Hyperliquid or associated products such as cryptocurrency perpetual futures, the price, ownership, transferability, trading volumes, legality or public perception of, HYPE, Hyperliquid or other L1 blockchains, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from (i) accessing HYPE or Hyperliquid or associated products or (ii) operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	transaction congestion and fees associated with processing transactions on the Hyperliquid network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Hyperliquid blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

Moreover, the price of our listed securities has been and is likely to continue to be volatile, and with the adoption of our new cryptocurrency treasury strategy, we expect to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our HYPE holdings or the availability of HYPE to be readily purchased in the United States or elsewhere, the price and/or availability of HYPE may significantly influence the market price of our listed securities. The price of HYPE has historically been, and is likely to continue to be, volatile.

HYPE and other digital assets are novel assets and are subject to significant legal and regulatory uncertainty.

HYPE and other digital assets are relatively novel and are subject to significant legal and regulatory uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is evolving and unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the operations or functionality of Hyperliquid, the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE. For example, within the past several years:

●	President Trump signed an Executive Order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and this working group is required to submit a report with regulatory and legislative proposals on or before July 22, 2025;

●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

●	in May 2025, the SEC issued a statement providing its view that certain staking activities on blockchain networks that use protocol staking activities do not involve the offer or sale of securities under the Securities Act or the Exchange Act;

●	in April and August 2024, Uniswap Labs and OpenSea, respectively, publicized that they had each received a Wells Notice from the SEC, notifying them that the SEC was planning to recommend legal action against them based on allegations that they operate as unregistered securities exchanges;

●	in November 2023, Binance Holdings Ltd. (“Binance”) and its then chief executive officer reached a settlement with the U.S. Department of Justice, the Commodity Futures Trading Commission, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the Commodity Futures Trading Commission, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency;

●	in June 2023, the SEC filed complaints against Binance and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, assertions that each party was operating as an unregistered securities exchange, broker, dealer and clearing agency;

●	the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;” and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed on May 29, 2025, the SEC or other state, federal or foreign regulatory agencies may initiate similar actions in the future, which could materially impact the operations or functionality of Hyperliquid, the price of HYPE and our ability to own or transfer HYPE. For example, in April 2025, the State of Oregon brought a civil enforcement action against Coinbase for allegedly selling unregistered securities.

It is not possible to predict whether or when new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether or when any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and HYPE specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of HYPE, as well as our ability to hold or transact in HYPE, and in turn adversely affect the market price of our listed securities.

Our HYPE treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our HYPE through entities subject to anti-money laundering regulation and related compliance rules in the United States, and are in the process of onboarding a chief compliance officer, if we are found to have purchased any of our HYPE from bad actors that have used HYPE to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in HYPE by us may be restricted or prohibited.

A portion of our HYPE holdings may serve as collateral securing our outstanding indebtedness, and we may incur additional indebtedness or enter into other financial instruments in the future that may be collateralized by our HYPE holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our HYPE holdings. These types of HYPE-related transactions are the subject of enhanced regulatory oversight. These and any other HYPE-related transactions we may enter into, beyond simply acquiring and holding HYPE, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Increased enforcement activity and changes in the regulatory environment, including evolving or changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting HYPE, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in HYPE.

In addition, private actors that are wary of HYPE or the regulatory concerns associated with HYPE have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying our securities if it were to determine that the value of our securities is closely tied to the performance of HYPE, signaling a reluctance to facilitate exposure to virtual currencies.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to acquire HYPE, which may adversely affect our financial results and the market price of our securities.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to acquire HYPE. The price of HYPE has been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets are relatively novel, and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of our HYPE holdings. Further, the acquisition of large amounts of HYPE may become difficult or more costly, which would make it more difficult for us to implement our strategy.

Any decrease in the fair value of HYPE below our carrying value for such assets could require us to incur an impairment charge, and such a charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our securities. In addition, the application of generally accepted accounting principles in the United States with respect to digital assets remains uncertain in some respects, and any future changes in the manner in which we account for our HYPE holdings could have a material adverse effect on our financial results and the market price of our securities.

In addition, if investors view the value of our securities as dependent upon or linked to the value or change in the value of our HYPE holdings, the price of such digital assets may significantly influence the market price of our securities.

Absent federal regulations, there is a possibility that HYPE may be classified as a “security.” Any classification of HYPE as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that HYPE is a “security,” nor has any court addressed the status of HYPE under the U.S. federal securities laws or similar laws. Therefore, while (for the reasons discussed below) we believe that HYPE is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) is therefore not required under the applicable securities laws, a regulator or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that HYPE is a “security” which could require us to register as an investment company under the Investment Company Act.

We have implemented a process for analyzing the U.S. federal securities law status of HYPE and other cryptocurrencies as guidance and case law evolve. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that HYPE is not a “security” is premised, among other reasons, on our conclusion that HYPE does not meet the elements of the Howey test and thus is not a security nor bought and sold in securities transactions. Rather, we believe that HYPE is a commodity not subject to the U.S. securities laws.

We acknowledge, however, that the SEC, a court or another relevant entity could take a different view. Application of securities laws to the specific facts and circumstances of digital assets is complex, evolving and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that HYPE, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings and lawsuits against us or others, which could result in potential injunctions, cease-and-desist orders, fines and penalties if HYPE is determined by a regulatory body or a court to be a security or to be bought and sold in securities transactions. Such developments would adversely affect our business, results of operations, financial condition, and prospects.

Due to the complexity and uncertainty of applying the federal securities and similar laws to digital assets, as well as the fact that different companies doing business in the digital asset industry take varying approaches to analyzing the security status of digital assets, other companies may from time to time reach different conclusions from us on the security status of a particular digital asset. Although we anticipate that these differences will narrow over time, if competitors conclude that they can hold digital assets in ways that we do not permit, then they may have business and revenue opportunities that are not available to us.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

The Investment Company Act is intended to protect investors (for example, by preventing insiders from managing investment companies to their benefit and to the detriment of public investors), and it requires an issuer primarily engaged in the business of investing, reinvesting or trading in securities to register as an investment company, unless a valid exemption applies. Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act since we believe HYPE is not an investment security. With respect to Section 3(a)(1)(A), we do not hold ourselves out as being engaged primarily or propose to engage primarily in the business of investing, reinvesting, or trading in securities within the meaning of such section. With respect to Section 3(a)(1)(C), we do not own or propose to acquire investment securities having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our stockholders will not have the regulatory protections provided to investors in investment companies.

HYPE and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC (“BlockFi”), in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, maintaining our status as a non-investment company or reliance on Rule 3a-2 could require us to take actions to dispose of securities and/or acquire other assets, which dispositions or acquisitions could be required to take place under unfavorable market conditions and could result in the incurrence of losses, and could limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations.

If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act - including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons - likely would make it impractical for us to continue our business as contemplated, and would have a material adverse effect on our business, results of operations, financial condition, and prospects. In addition, if we were to become subject to the Investment Company Act, any violation of the Investment Company Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable. In such event, there would be no guarantee that we would be able to take actions to modify our operations to cease to be an investment company or to bring our operations into compliance with the Investment Company Act. Furthermore, any steps we are able to take to ensure future compliance with the Investment Company Act would not insulate us from liability for past violations. Any of these events could adversely affect our business, results of operations, financial condition, and prospects.

HYPE is created and transmitted through the operations of the peer-to-peer Hyperliquid network, a decentralized network of computers running software following the HYPE protocol. If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, the value of HYPE could be negatively impacted.

If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Hyperliquid network may be disrupted, which in turn may prevent us from depositing or withdrawing HYPE from our accounts with our custodian or otherwise effecting HYPE transactions. Such disruptions could include, for example: the price volatility of HYPE; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians or others; the closing of HYPE trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Hyperliquid network.

In addition, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

We face risks relating to the custody of our HYPE, including the loss or destruction of private keys required to access our HYPE and cyberattacks or other data loss relating to our HYPE, including smart contract related losses and vulnerabilities.

We plan to hold our HYPE with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our HYPE among custodians, and our HYPE holdings may be concentrated with a single custodian. In light of the significant amount of HYPE we anticipate that we will hold, we expect to continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our HYPE as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may not be available or may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our HYPE, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services, we may need to enter into agreements that are less favorable or take other measures to custody our HYPE, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Any insurance that may cover losses of our HYPE holdings may cover none or only a small fraction of the value of the entirety of our HYPE holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our HYPE. Moreover, our use of custodians exposes us to the risk that the HYPE our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such HYPE. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we may maintain related to our HYPE. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

HYPE is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the HYPE is held. While the L1 blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the HYPE held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the HYPE held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The HYPE and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our HYPE. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of HYPE or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future. Certain employees or vendors may also be vulnerable to physical or psychological coercion, commonly referred to as “wrench attacks,” as well as scams and social engineering tactics intended to obtain access to passwords or private cryptographic keys, in order to then effectuate the unauthorized transfer or theft of digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our HYPE holdings.

Because we only recently initiated our HYPE treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of HYPE. The price of digital assets have historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which we plan to adopt.

ASU 2023-08 requires us to measure our HYPE holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our HYPE in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our HYPE holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Unrealized fair value gains on our HYPE holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The United States enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT.

In connection with the implementation of our HYPE treasury strategy, we expect to adopt ASU 2023-08. ASU 2023-08 requires us to measure our HYPE holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our HYPE recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our anticipated adoption of ASU 2023-08, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in future tax years. If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Due to the unregulated nature and lack of transparency surrounding the operations of many HYPE trading venues, HYPE trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in HYPE trading venues and adversely affect the value of our HYPE.

HYPE trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many HYPE trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in HYPE trading venues, including prominent exchanges that handle a significant volume of HYPE trading and/or are subject to regulatory oversight, in the event one or more HYPE trading venues cease or pause for a prolonged period the trading of HYPE or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC alleged as part of its June 5, 2023, complaint against Binance that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the HYPE market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the HYPE market than is commonly understood. Any actual or perceived wash trading in the HYPE market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our HYPE.

Negative perception, a lack of stability in the broader digital currency markets and the closure, temporary shutdown or operational disruption of HYPE trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the HYPE ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in HYPE and the broader digital currency ecosystem and greater volatility in the price of HYPE. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase and Binance, two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed on May 29, 2025, the SEC or other regulatory agencies may initiate similar actions in the future. For example, in April 2025, the State of Oregon brought a civil enforcement action against Coinbase for allegedly selling unregistered securities. As the price of our listed securities may be affected by the value of our HYPE holdings, the failure of a major participant in the digital currency ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our HYPE holdings could enhance the risks inherent in our HYPE treasury strategy.

The concentration of our HYPE holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our HYPE treasury strategy. Any future significant declines in the price of HYPE would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other blockchains and associated digital assets, including those with significant private or public sector backing, could have a negative impact on the price of HYPE and adversely affect our business.

As a result of our HYPE treasury strategy, our assets are concentrated in our HYPE holdings. Accordingly, the emergence or growth of digital assets other than HYPE may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchains that do not use proof-of-stake consensus mechanism like the Hyperliquid network, or use different technical innovations that build upon or improve the proof-of-stake consensus mechanism. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If improved mechanisms for validating transactions on blockchains are perceived as superior to proof-of-stake, those digital assets could gain market share relative to HYPE.

Our HYPE holdings will be less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our HYPE at favorable prices or at all. As a result, our HYPE holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, the HYPE we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered HYPE or otherwise generate funds using our HYPE holdings, including in particular during times of market instability or when the price of HYPE has declined significantly. If we are unable to sell our HYPE, enter into additional capital raising transactions, including capital raising transactions using HYPE as collateral, or otherwise generate funds using our HYPE holdings, or if we are forced to sell our HYPE at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a) None.

b) None.

c) During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6: Exhibits.

Exhibit No.	Description

2.1	Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

3.1	Certificate of Designations (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

4.1	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

4.3	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.1	Form of Contribution Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.3	Form of PIPE Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.4†	Employment Agreement by and between the Company and Raghu Rao, dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Filed herewith.

** Furnished, not filed.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Date: August 13, 2025	By:	/s/ Raghu Rao
Raghu Rao
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donald Griffith
Donald Griffith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

