Form 10-K
period 2025-09-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2025-12-16
CIK 1106838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,150,174 on March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $1.34 on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of December 12, 2025:

Class	Number of Shares
Common Stock, $0.0001 par value	1

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

We have built an efficient R&D platform that includes a network of outsourced vendors to help remediate expenses and improve execution timelines. Most of the vendors are strategic collaborators that offer us a preferred status with negotiated costs. The major advantages of this approach include optimized direct investment into projects with expenses that can be rapidly scaled up or down depending on the number of projects. The cost advantages of our platform start with the vendor network selection process, with CMC being one of the most expensive components of the initial drug development step. We have chosen a strategic CMC collaborator in India and have negotiated the cost to be significantly less than the expense incurred from a similar US- or European-based vendor. We have conducted three of our four clinical trials in Australia, one of which is ongoing (SB221). Running clinical trials there offers a substantial cost reduction relative to US trials via the Australian government’s R&D tax credit program. We are also coordinating the Indian and Australian execution of various aspects of our programs with top R&D vendors from the US, England, Germany, and Switzerland, with the objective of directing the bulk of our operating expense infrastructure towards our drug development pipeline.

Pipeline

We have a pipeline of therapeutic compounds focused primarily on oncology indications of high unmet medical need.

●	Our lead proprietary asset, SON-1010, is a fully human single-chain version of Interleukin 12 (IL-12), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumors. We have completed a non-human primate (NHP) toxicity study, conducted under current Good Laboratory Practices (cGLP), and have successfully manufactured both liquid and lyophilized forms of the drug product for clinical use. In March 2022, the FDA cleared our Investigational New Drug (IND) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated a clinical study (SB102) of SON-1010 in Australian healthy volunteers during the third calendar quarter of 2022. Interim safety and tolerability data from the SB101 and SB102 studies were reported in April 2023 and the data from SB102 was published in February 2024. We announced the topline safety data from SB101 and completion of dose escalation in December 2024, at the maximum administered dose to date as 1200 ng/kg. Clinical benefit, defined as stable disease (SD) for at least 4 months, was seen in 48% of the patients overall and in 83% at the highest dose, including one patient with sarcoma who had a partial response (PR) to SON-1010. On February 13, 2025, we announced the addition of an expansion cohort in SB101 that uses SON-1010 with trabectedin (Yondelis®), and on March 26, 2025, the successful completion of the first safety review of that cohort. We expect to report topline efficacy data from this combination in the second half of calendar year 2025.

●	In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 in combination with atezolizumab (Tecentriq®). We have entered into a Master Clinical Trial and Supply Agreement (MCSA) with Roche, along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (PROC) patient setting. Further, we and Roche will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/ 2a combination safety, dose-escalation, and preliminary efficacy study (SB221). That trial consists of a modified 3+3 design in Part 1 that combines dose-escalation of SON-1010 in six steps with a fixed dose of atezolizumab. One patient in the highest dose group had a PR and one had a CR. Clinical benefit in PROC is being studied in an expansion group to help establish the recommended Phase 2 dose (RP2D). On August 4, 2025, we announced the addition of a seventh dose level cohort using SON-1010 at a 50% higher dose combined with the same fixed dose of atezolizumab in PROC to consider using that dose as the RP2D. Part 2 of the study will be used to investigate SON-1010 in combination with atezolizumab versus the standard of care (SOC) for PROC in a randomized comparison to show proof-of-concept (POC) in a larger population. Overall, we have dosed 103 patients and healthy volunteers with SON-1010 to date in these three Phase 1 studies. As part of our ongoing cost-cutting strategy, all antiviral development with SON-1010 has been suspended.

●	We acquired the global development rights to a fully human version of Interleukin 6 (IL-6), in April 2020. We refer to this candidate as SON-080, for its target indications of Chemotherapy-Induced Peripheral Neuropathy (CIPN) and Diabetic Peripheral Neuropathy (DPN). Our CIPN Phase 1b/2a clinical trial, SB211, was started in October 2022 but has been terminated. Enrollment of the first nine randomized patients in the first portion of SB211 study was completed, which allowed the DSMB to complete its review of the preliminary blinded safety data during the first calendar quarter of 2024. In May 2021, we entered into a license agreement with New Life Therapeutics Pte., Ltd (“New Life”) of Singapore (the “New Life Agreement”), pursuant to which we agreed to be jointly responsible with New Life for developing SON-080 in DPN with the objective of evaluating an ex-US pilot efficacy study after analyzing the CIPN safety data. On December 2, 2024, New Life provided written notice to us of New Life’s intention to exercise its Give Back Option (as defined herein) under the New Life Agreement, subject to the negotiation and mutual agreement of the terms of such Give Back Option by us and New Life, as the latter elected to move its business in a different direction. In addition, on October 8, 2024, we signed a licensing agreement with an India-based company, Alkem Laboratories Limited (“Alkem”), providing it with the right to develop and commercialize SON-080 in DPN and/or CIPN in India (the “Alkem Agreement”).

●	SON-1210 (IL12-FHAB-IL15), our lead bifunctional compound, combines the FHAB construct with single-chain IL-12 and fully human Interleukin 15 (IL-15). This compound is being developed for solid tumor indications, including pancreatic and colorectal cancer. In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in NHPs. In August 2024, we announced a clinical collaboration agreement to commence an investigator-initiated and funded Phase 1/2a study of SON-1210 in combination with chemotherapy for the treatment of pancreatic ductal adenocarcinoma (PDAC). We are prepared to initiate commercial development of SON-1210, pending the outcome of any partnering activity.

In our discovery pipeline, we are investigating:

●	June 13, 2024, we announced the generation and in vitro characterization of two novel drug candidates, SON-1411 (IL18BPR-FHAB-IL12) and SON-1400 (IL18BPR-FHAB), each containing a modified version of recombinant human interleukin-18 (IL-18BPR = Binding Protein Resistant) linked to the FHAB domain. SON-1411 is a proprietary bifunctional fusion protein consisting of IL-18BPR combined with single-chain wild-type IL-12, each linked to our FHAB platform, which will replace SON-1410 as a development candidate. SON-1400 is a monofunctional fusion protein comprising the same IL-18BPR domain, also linked to the FHAB domain. IL-18 can regulate both innate and adaptive immune responses through its effects on natural killer (NK) cells, monocytes, dendritic cells, T cells, and B cells. IL-18 acts synergistically with other pro-inflammatory cytokines to promote interferon-γ (IFN-γ) production by NK cells and T cells. Systemic administration of IL-18 has been shown to have anti-tumor activity in several animal models. Moreover, tumor-infiltrating lymphocytes (TILs) express more IL-18 receptors than other T cells. However, IL-18 clinical trials have shown that, although it is well tolerated, IL-18 has poor efficacy in the treatment of cancers, most likely due in large part to the high co-expression of IL-18 binding protein (IL-18BP) in the TME. In particular, IL-18BP serves as a “decoy receptor” that binds to IL-18 with much higher affinity, compared with the IL-18Rc complex, thereby causing a negative feedback loop with IL-18 and inhibiting IL-18-mediated TIL activation. Thus, there exists potential for the discovery of IL-18 variant compositions that could harness the therapeutic promise of IL-18 for the treatment of cancers. Our strategy for amino acid modifications to rIL-18 was based on a compilation of literature review, 3D X-ray crystallography structures, and computer modeling analysis. Subsequently, certain IL-18 variant sequences were synthesized, engineered into expression constructs and manufactured at small scale in either CHO cell culture or E. coli. Highly purified milligram quantities of SON-1411 or SON-1400 were analyzed in vitro for IL-18Rc or IL-18BP binding activities, respectively, using the HEK-Blue™ and Bright-Glo Luciferase™ IL-18Rc reporter assays. In vitro results for at least one variant of IL-18 showed equivalent binding to the IL-18 Rc, compared to the wild-type IL-18 reference molecule, concomitant with no or reduced binding to IL-18BP. We elected to place the SON-1400 program on hold for expense reduction purposes.

●	The SON-1411 program is in cell line development, and has also been placed on hold for the time being.

We face numerous challenges and uncertainties with respect to the development and commercialization of our therapeutic compounds, including our FHAB technology. Please see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for more information.

Lead Clinical Programs Update

SON-1010: Targeted Immune Activation Cancer Therapy, Turning ‘Cold’ Tumors ‘Hot’, Initially Targeting Solid Tumors and PROC

Phase 1 Trial (SB101 Trial): Advanced Solid Tumors (Monotherapy) and Combination with Trabectedin

This first-in-human study is primarily designed to evaluate the safety, tolerability, PK, and PD of multiple ascending doses of SON-1010 in cancer patients and is being conducted at several sites across the United States. We recently completed dose escalation in the Phase 1 SB101 clinical trial of SON-1010 (IL12-FHAB) in adult patients with advanced solid tumors and are expanding that study using SON-1010 monotherapy with trabectedin in certain types of soft-tissue sarcoma (STS). We reported that results of SON-1010 at the highest dose have been formally evaluated by the Safety Review Committee. We announced topline safety data and the completion of dose escalation in December 2024, at a dose of 1200 ng/kg. Clinical benefit, defined as stable disease for at least 4 months, was seen in 48% of the patients overall and in 83% at the highest dose, including one patientwith sarcoma who had a partial response to SON-1010.

Phase 1b/2a Trial (SB221 Trial): Advanced Solid Tumors and PROC (Combo with Atezolizumab)

A global Phase 1b/2a multicenter, dose-escalation and randomized proof-of-concept study is being performed to assess the safety, tolerability, PK, PD, and efficacy of SON-1010 administered subcutaneously (SC) in combination with atezolizumab given intravenously (IV) (in collaboration with Genentech, a member of the Roche Group). This study was recently expanded to add a higher dose of SON-1010 in combination with atezolizumab. Enrollment remains ongoing and an update on safety and topline efficacy in that trial is expected in the second half of calendar year 2025.

Program Highlights:

●	PK data reveals about 10-fold extended half-life for SON-1010 compared with rhIL-12 and suggests tumor targeting by the FHAB domain based on target-mediated drug disposition analysis.

●	A controlled, dose-related, and sustained IFNγ response to SON-1010 has been seen that may allow improved efficacy, compared to the many studies that have used rhIL-12 since the late 1990’s.

●	The SON-1010 trials have collectively dosed 103 subjects, with 5 of 6 patients at the highest dose (83%) achieving clinical benefit with SON-1010 monotherapy (defined as stable disease at 4 months). Two patients with PROC had a partial response to SON-1010 at the highest dose used to date in combination with atezolizumab, and another SB221 cohort is currently being enrolled at a 50% higher dose of SON-1010.

●	Patients have received up to 24 cycles of SON-1010 as monotherapy and up to 19 cycles of SON-1010 with atezolizumab without dose-limiting toxicity at any dose level.

●	Toxicity is minimized in both trials with the use of a ‘desensitizing’ first dose that takes advantage of the known tachyphylaxis associated with rhIL-12, which allows higher maintenance doses and potential improvements in efficacy.

●	A favorable safety profile has been seen in every context with no dose-related safety signals.

●	Dose escalation has been evaluated up to 1200 ng/kg; a 50% higher dose cohort is currently being enrolled to help prepare for Phase 2.

Upcoming Milestones:

●	Phase 1: Solid Tumors (Monotherapy)

○	H2 calendar year 2025: Topline efficacy data in STS with trabectedin

●	Phase 1b/2a: PROC (Combo with Atezolizumab)

○	H2 calendar year 2025: Safety & topline efficacy data

SON-080: Low dose of rhIL-6 for CIPN and DPN

Phase 1b/2a Trial (SB211 Trial): CIPN

The completed SB211 study was a double-blind, randomized, controlled trial of SON-080 conducted at two sites in Australia in patients with persistent CIPN using a new proprietary version of recombinant human Interleukin-6 (rhIL-6) that builds upon previous work with atexakin alfa. The goal of the Phase 1b portion of the SB211 study was to confirm safety and tolerability before continued development in Phase 2. As announced in March 2024, a DSMB reviewed the unblinded safety and tolerability of SON-080 in the first nine patients and concluded that the symptoms were tolerable in the initial patients and the study could proceed to Phase 2 in neuropathy including CIPN and/or DPN.

In October 2024, we entered into the Alkem Agreement for the research, development, manufacturing, marketing, and commercialization of our SON-080 molecule for the treatment of DPN in India as well as the manufacturing, marketing, and commercialization of SON-080 for CIPN and autonomic neuropathy in India. Alkem will conduct all clinical trials it believes appropriate to obtain regulatory approval in India of SON-080 for the treatment of DPN.

Phase 1b Data Highlights:

●	SON-080 was demonstrated to be well-tolerated in a small group of patients with CIPN at both 20 µg and 60 µg/dose, which was about 10-fold lower than the therapeutic MTD for IL-6 established in previous clinical evaluations.

●	Pain and quality of life survey results suggest the potential for rapid improvement of peripheral neuropathy symptoms and post-dosing durability with both doses, compared to placebo controls.

Upcoming Milestones:

●	Subsequent to the partnership established with Alkem, preparations are being made in support of their initiation of a Phase 2 clinical trial in DPN, a mechanistically synergistic and larger, high-value indication with unmet medical need.

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

In August 2024, we entered into the Sarcoma Agreement with the Sarcoma Oncology Center to conduct an investigator-initiated Phase 1/2a clinical study to evaluate SON-1210 in combination with several chemotherapeutic agents including but not limited to NALIRIFOX® (the combination of liposomal irinotecan, 5-fluorouracil/leucovorin, and oxaliplatin) for the specific treatment of metastatic PDAC. The NALIRIFOX regimen is U.S. FDA-approved for the treatment of metastatic pancreatic cancer in the front-line and refractory settings.

Overall Corporate Strategy

Our goal is to advance our pipeline and leverage our therapeutic FHAB platform to become a leader in the discovery, development, and commercialization of biologic drugs. Since our founding, we have remained focused on rapidly progressing pipeline candidates towards the clinic, while also working to establish collaborations with suitable partners. As partnership conversations evolve, we intend to prioritize our expense allocation on assets with the greatest strategic interest. To this end, we reduced operating expenses during fiscal year 2024 and intend to negotiate a licensing deal that will help fund future pipeline expansion. As one example of a project in its early stages that was announced in April 2022, SON-1010 is currently being studied as monotherapy with trabectedin in STS and as an immunotherapy in combination with atezolizumab in patients with PROC, both representing indications with significant unmet medical need.

FHAB program advancement: SON-1010 is being used as monotherapy or in combination with trabectedin in STS and has entered Phase 1b/2a clinical development to establish the RP2D and to assess clinical benefit in PROC. Regarding our first bifunctional candidate, SON-1210, two IND-enabling toxicology studies in NHPs have been successfully completed. Subsequent to raising adequate funding expected in 1H 2026, we expect to initiate the first clinical trial to study dose escalation of SON-1210 monotherapy.

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

Manufacturing platform: Our compounds are produced using an industry standard mammalian cell (Chinese Hamster Ovary (CHO)) host cell line that allows for rapid scale-up and commercial manufacturing using state-of-the-art manufacturing processes and technologies. The mammalian cell culture system enables glycosylation and a similar biological structure to the natural cytokines in vivo, which reduces the chance of immunogenicity. The manufacture of cytokines for clinical applications, namely their production and purification, poses distinct technical challenges. To this end, we have developed a proprietary continuous intensive perfusion manufacturing process, including a proprietary FHAB-binding ligand for efficient down-stream processing, as well as stable lyophilized formulations, for which we have secured intellectual property protection for certain of these manufacturing and downstream process development steps.

Regulatory strategy: We believe that our drug candidates are significantly differentiated from existing cytokine therapies and represent potential breakthroughs in biopharmaceutical drug development. We will endeavor to seek breakthrough therapy designations with regulatory agencies, which could potentially lead to accelerated clinical development timelines.

Pipeline licensing opportunities: We are pursuing partnering opportunities with leading biopharmaceutical companies for the development and commercialization of our pipeline assets.

FHAB technology expansion: We are exploring FHAB technology licenses with external partners interested in expanding its therapeutic deployment in these and other indications. We believe the platform has potential applications in other areas, such as vaccines, antibody drug conjugates (ADC’s), and as a supplement to chimeric antigen receptor (CAR) T-cell technology in vivo. As soon as supportive data are available, provisional patents will be filed to secure exclusivity with FHAB in these fields.

The FHAB Technology

Our proprietary FHAB technology was engineered to address several important shortcomings of existing approaches to biopharmaceutical drug development. We designed the FHAB domain as a plug-and-play, modular construct for innovating new chemical entities that could be readily reconfigured for different therapeutic payloads. As is the case with all biologic drugs, dose level and frequency of administration are critical variables that often times present barriers to the development process. After injection, large molecule therapeutics, including peptides, proteins, fusion proteins, antibodies, and the like, must remain intact and be capable of reaching their designated targets inside the body, without exceeding specific toxicity thresholds. Finally, they must also be produced using commercially attractive means.

Our platform technology was designed to harness HSA as a therapeutic shuttling molecule. HSA is naturally present in the bloodstream and is the predominant protein in blood plasma. Albumin is a source of energy for inflamed, hypermetabolic tissues, including tumors. Due to the active need for nutrients, cancer cells overexpress albumin-binding proteins such as the ‘Secreted Protein Acidic and Rich in Cysteine’ (SPARC) and gp60 (albondin glycoprotein).

Pursuant to a Discovery Collaboration Agreement, dated July 23, 2012, and to an Amendment of Discovery Collaboration Agreement, dated May 7, 2019 (together, the “Collaboration Agreement”), XOMA (US) LLC (“XOMA”) granted us a non-exclusive, non-transferrable license and/or right to use certain materials, technologies and information related to the discovery, optimization, and development of antibody fragments and related proteins and to develop and commercialize products thereunder (each, a “Product”). The Collaboration Agreement included a license to use a fully human bacteriophage library that was designed to generate fully human single-chain antibody variable fragments (scFv) comprising a full repertoire of human heavy and light chains for use in panning biological sequences for specific functions. Applying stringent criteria, we panned millions of scFv binders to HSA to generate our FHAB, which binds to HSA, a globular protein having three major functional domains. It is known that albumin domains 1 and 3 are involved in the binding to FcRn. This allowed us to select and characterize scFv binders that are specific to domain 2, a foundational aspect of our FHAB platform.

We are obligated to make contingent milestone payments to XOMA totaling $3.75 million on a Product-by-Product basis upon the achievement of certain development and approval milestones related to a Product. The next projected clinical development milestone of $750K is expected to be due upon initiation of enrollment of a Product (i.e., SON-1010) in a Phase 2 Trial. We have also agreed to pay XOMA low single-digit royalties on net sales of Products sold by us. Royalties on each Product are payable on a country-by-country basis until the later of (i) twelve (12) years after the First Commercial Sale (as defined in the Collaboration Agreement), and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The Collaboration Agreement may be terminated by either party for cause and contains customary indemnification provisions.

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

Another unique advantage of our FHAB is its linker design (Figure 1) that is used for attaching one or two large molecule therapeutic payloads for single or bifunctional activity. Our G4S (glycine, serine) peptide linkers are flexible, while being long enough to prevent steric hindrance and can assume a rod-like configuration for enhanced penetration of tight tissue matrices. In addition to maintaining distance between the therapeutic functional domains, our linkers are fully human and non-immunogenic across the linker structure, including at the payload binding region. In bifunctional constructs, the orientation of the therapeutic payloads can be manipulated to improve potential treatment effects as well as potential production levels in mammalian cell culture.

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

We have completed in vitro pharmacology studies of affinity and binding kinetics that demonstrate species cross-reactivity of SON-1010 in serum albumin for hamster, rat, cynomolgus monkey and human. The results show that SON-1010 displays species specificity to cynomolgus monkey and human subjects, which will guide species selection for further preclinical toxicology work. A humanized mouse model (SCID) study designed to evaluate PK/PD and dose response was completed. This work informed our decision about dosing in a nonhuman primate (NHP) study.

In February 2021, we announced the successful completion of a NHP non-GLP repeat-dose toxicology study of SON-1010, the data from which were used to inform the design of the cGLP toxicity study in preparation for IND submission. The objectives of the non-GLP study were to evaluate the toxicity of SON-1010 in a repeat dose regimen at several dose levels and to gather critical data for the design of further IND-enabling safety and toxicity studies. The study included both intravenous (IV) and SC routes of administration with a total of two injections given 14 days apart. The highest dosage rate utilized in this study was greater than 50 times the anticipated clinical level of exposure to patients. Study results included:

●	Repeat dosing by IV and SC routes of administration was tolerated at both dose levels examined. As is typically observed with IL-12 administration, the white blood cell count dropped, and liver enzymes (ALT and AST) were elevated. These were transient effects that returned to baseline within 7 days following the second dose.

●	SON-1010-related changes in the physiological observations, body weight, pathology, cytokines and immunophenotyping were seen, all of which were consistent with those on-target effects previously observed in single dose studies.

●	A significant increase in IFN-γ levels, a key pleiotropic cytokine associated with anti-tumor activity, was observed following the initial dose of SON-1010 with lower IFN-γ levels observed following the second dose. This trend follows the published data from other studies of IL-12 in both humans and NHPs. Signs of cytokine imbalance, or uncontrolled increase of pro-inflammatory cytokines, including TNF-α, IL-1β, and IL-6 were notably absent from all dose levels tested in the study.

●	Pharmacokinetic analysis indicated a mean serum half-life of approximately 40 hours in animals administered SON-1010 via SC injection. This is consistent with data from the previously conducted dose escalation phase of the study, which demonstrates a substantial improvement in half-life compared to the 13-19-hour half-life of naked, recombinant human IL-12.

●	These results build on those from the work with the B16F10 mouse model of melanoma, where the mouse version of SON-1010 showed a 30-fold reduction in the dosage required to achieve a similar therapeutic effect compared to mouse IL-12. Taken together, we believe the observed extended half-life, improved therapeutic window and reduced dosing requirement, made possible by our FHAB technology, represent key advantages of SON-1010 as a potential immune oncology therapeutic.

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

Manufacturing Development

Manufacturing work on the master cell bank expressing SON-1010, formulation development, and process development activities have all been completed, in addition to drug product presentation (liquid and lyophilized). Multiple cGMP drug product lots have been successfully manufactured and provide inventory for ongoing clinical trials.

SON-1010 in the Clinic

We initiated the first-in-human (FIH), Phase 1 trial (SB101) to assess maximum dose for adult patients with advanced solid tumors and platinum-resistant ovarian cancer (PROC) in April 2022 and we presented initial data from the study at AACR in April 2023. More patients will be enrolled in the expansion portion of the study to confirm a recommended Phase 2 dose (RP2D). The very first patient dosed, with an aggressive endometrial sarcoma, had substantial tumor shrinkage with complete resolution of her ascites at one point, and was clinically and radiographically stable for nearly two years. Dosing in the first 3 cohorts was initially performed every 4 weeks but was subsequently done every 3 weeks in the latter cohorts to enhance safety at higher doses. On September 18, 2024, we announced the completion of dose-escalation enrollment in our Phase 1 SB101 clinical trial of SON-1010 in adult patients with advanced solid tumors. We went on to add an expansion cohort using SON-1010 with trabectedin in STS and announced the first safety review on March 26, 2025. We expect to report topline efficacy data from this trial in the second half of calendar year 2025.

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

The MSD assay was also used to study repeat dosing in patients with advanced solid tumors in study SB101, including dose escalation up to the same maximum dose used in SB102. Interestingly, the SON-1010 concentration curves, compared with a single dose in healthy volunteers showed an atypically dissimilar contour (Figure 5). Single-compartment elimination kinetics were noted in patients with cancer, compared to the two-compartment elimination kinetics observed in the healthy volunteers. The unusual PK results comparing these two clinical studies suggest the potential for an improved local immune response due to targeting of the drug in the TME in patients, which could make SON-1010 more effective than prior efforts with systemic immunotherapy using rIL-12. The dose relationship also suggests target-mediated drug disposition (TMDD), perhaps due to the retention of SON-1010 caused by albumin binding to SPARC in the TME and its slow release from the tumor tissue.

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

A Phase 1b/2a trial (SB221) of SON-1010 in combination with atezolizumab is in progress. This trial is a multicenter, dose-escalation, and randomized proof-of-concept study being conducted in the US and Australia that targets platinum-resistant ovarian cancer (PROC). The goal is to assess the safety, tolerability, PK, PD, and efficacy of SON-1010 administered subcutaneously (SC) in combination with atezolizumab given intravenously (IV). SON-1010 has been safe and tolerable at all doses tested to date and a higher dose cohort (E7) was recently added. Adverse events have generally been mild/moderate and transient in nature, with no study discontinuations for safety reasons. In addition, adverse effects have been less numerous and less intense with subsequent doses.

Safety in both of the active cancer trials has been reviewed by their respective Safety Review Committees at each step during dose escalation. Both trials use a ‘desensitizing’ first dose to take advantage of the known tachyphylaxis with rhIL-12, which minimizes toxicity and allows higher maintenance doses. No dose-limiting toxicities or related serious adverse events have occurred to date. The safety and toxicity profile that has developed is typical for a Phase 1 oncology trial, with the majority of adverse events (AEs) being reported as mild. All have been transient, with no evidence of cytokine release syndrome. Of the 77 cancer patients dosed to date and evaluable for follow-up at the latest cutoff overall, 41 (53%) had stable disease at their first follow-up scan, 32 of whom were progressing at study entry. At four months follow-up, 33 of 73 evaluable patients remained stable at the second CT scan, suggesting clinical benefit of SON-1010 in 45% of the patients overall, including 2 with PRs and 1 with a CR. A total of 19 of the 23 evaluable patients with sarcoma (83%) had clinical benefit at the 1200 ng/kg dose.

SON-080 for Chemotherapy Induced Peripheral Neuropathy

Through our pipeline expansion efforts, we have identified IL-6 as a cytokine with important biological properties when delivered as a standalone molecule. Our lead clinical stage asset, SON-080, is the native human version of IL-6 that is manufactured in Chinese Hamster Ovary (CHO) cells. A previous version of recombinant IL-6 has been studied in Phase 1 and Phase 2 clinical trials in cancer patients with thrombocytopenia and in healthy volunteers. Our comparable version has advanced to the next stage of development in chemotherapy-induced peripheral neuropathy (CIPN), a common side effect of treatment with antineoplastic agents in cancer. CIPN is a debilitating condition that manifests itself as pain, numbness and tingling in the extremities. It has been reported in as many as 70% of patients undergoing specific cancer regimens and is a leading cause of patients prematurely aborting chemotherapy. In animal experiments designed to replicate the clinical symptoms of CIPN, recombinant IL-6 presented disease-modifying characteristics, including the potential to repair damaged nerves.

Based on the preclinical work, we believe that SON-080 can potentially regenerate damaged nerves, thereby addressing not only the pain-related symptoms, but also the profound discomfort and motor disability CIPN patients often experience. In the nervous system, IL-6 has exhibited neurotrophic-like properties, inducing anti-apoptotic gene expression, protecting neurons from toxic injuries, and promoting nerve regeneration and remyelination. IL-6 has demonstrated the potential to elicit nerve regrowth and to re-establish both normal nerve function (Figure 7) and sensations (Figure 8) in various preclinical models of CIPN induced by cisplatin, taxol, or vincristine. Activity from treatment with SON-080 was also observed in preclinical models of type 2 diabetic neuropathy, outlining the potential for benefit in DPN, and other diseases affecting the nervous system or other organs. This broad activity suggests that the SON-080 mechanism of action might not be restricted to a given class of chemotherapeutic drugs and could elicit a universal neuroprotective-neurorestorative response. Additionally, preclinical data point to the potential of SON-080 to elicit both preventive and curative activity in neuropathies (Figure 8). This introduces the possibility of treating cancer survivors who still suffer from neuropathies, a population representing between 10% and 60% of the 14 million cancer survivors in the US.

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

The therapeutic MTD of SON-080 was determined in four studies by means of cohort dose escalations of sequential IL-6 dose groups utilizing established common toxicity criteria. When administered daily, the MTD following daily SC injection was determined to be between 3 and 8 μg/kg; when given 3 times per week, the MTD was estimated to be > 10 μg/kg. The most clinically relevant toxicities that defined the treatment-limiting dose in these studies were flu-like symptoms and neurocortical toxicity, manifested by somnolence, restlessness, confusion, hallucination, and disorientation. We anticipate using a dose of SON-080 that is 10- to 50-fold less than the prior IL-6 MTD and expect a more benign adverse event profile going forward.

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

SON-080 for Diabetic Peripheral Neuropathy

In addition to our CIPN program with SON-080, our DPN program will explore the clinical utility of IL-6 in diabetic peripheral neuropathy (DPN) through execution of the Alkem Agreement. DPN is currently diagnosed in 50%-80% of the diabetic patient population. According to World Health Organization (WHO) projections, the prevalence of diabetes is estimated to exceed 350 million people in 2030. Neuropathy is progressive and develops over the continuum of diabetes. The condition involves intractable pain with no obvious origin, as well as non-pain-related symptoms such as loss of balance, lack of sensation, and autonomic dysfunctions, among others. These deficits impair quality of life and lead to a reduction of life expectancy. Diabetic foot ulcers are a major cost associated with diabetic medical care and are also directly linked to the development of DPN.

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

Figure 10: Axonal regeneration activity in hemi-sectioned slices of the hippocampus (A), with increased expression of growth-associated protein 43 (GAP43) in injured slices but not in normal slices (NL) (B). Axonal regeneration activity across the lesion (C) and functional recovery (D) of suppressed (A) excitatory postsynaptic potential (EPSP). Hakkoum et al, J Neurochem 100 (2007) 747-757.

The activity of IL-6 in preclinical models of DPN has been evaluated by three independent laboratories. This work has shown that IL-6 exhibits positive activity in neuropathy in a dose-dependent manner and may also help restore normal physiological parameters after neuropathy is well established (i.e. four weeks after the induction of diabetes and consequential neuropathy). The beneficial activity is observed on motor (Figure 11A) and sensory (Figure 11B) nerve function (conduction velocity), and behaviorally by measuring thermal and tactile perceptions. In addition to the direct effects on myelin and axons previously observed in vitro, IL-6 has also been observed to have activity in restoring microvascular blood flow in the nerve in vivo (Figure 11C-E), which is a major driver of diabetic neuropathies. Histological analyses of nerves in animals receiving preventive treatment with IL-6 during the development of neuropathy suggest that IL-6 exhibits protective activity on myelin and may play a role in preserving nerve fiber integrity, as well as nerve conduction velocity and the perception of sensations.

Duration (weeks)
0
4
8
Nondiabetic group
NV
Diabetic groups
4D
8DV
8D1L
8D3L
8D10L
Diabetes induction
Start of treatment (vehicle or IL-6)
End of treatment
NV: Vehicle-treated nondiabetic control group
4D: Diabetic control group 4 weeks post streptozotocin
8Dxx: Diabetic groups 8 weeks after diabetes induction.
Receiving subcutaneous injection TIW for 4 weeks with:
8DV: Vehicle
8D1L: IL-6 1 μg/kg
8D3L: IL-6 3 μg/kg
8D10L: IL-6 10 μg/kg
A
Velocity (m/s)
Sciatic Nerve conduction velocity (motor)
B
Velocity (m/s)
Saphenous Nerve conduction velocity (sensory)
C
Blood flow (ml/min/100g)
D
Blood pressure (mmHg)
E
VC (ml/min/100g/mmHg)
NV
4D
8DV
8D1L
8D3L
8D10L
*, **, ***p<0.05, p<0.01, p<0.001 vs. NV group
†, †††, p<0.05, p<0.001, effects of IL-6 treatment vs. 8DV group

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

SON-080: Alkem Agreement

In October 2024, we announced the execution of the Alkem Agreement for the treatment of DPN in India as well as the manufacturing, marketing and commercialization of SON-080 for the treatment of CIPN and autonomic neuropathy in India. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of certain expenses, including conducting clinical studies, preparing and filing regulatory applications and undertaking other developmental and regulatory activities for commercializing SON-080 for DPN in India. Alkem has agreed to pay us, within 12 weeks of the Effective Date of the Alkem Agreement, a $1.0 million upfront non-refundable cash payment, of which $0.5 million was paid in October 2024 and another $0.5 million was paid in May, 2025, which after tax withholdings resulted in a net payment of $0.8 million. Pursuant to the licensing agreement with ARES Trading, we will pay a sublicensing fee corresponding to 14% of the aggregate upfront amount received from Alkem. In addition, Alkem has agreed to pay Sonnet potential additional milestone payments totaling up to $1.0 million, subject to the achievement of certain development and regulatory milestones. Furthermore, Alkem is obligated to pay us a royalty equal to a percentage in the low double digits of net sales less Alkem’s actual cost of goods sold and Alkem’s sales and marketing and related expenses of SON-080 in India until the first commercial sale of a competitive Intermittent Low Dose IL-6 compound as set forth in the Alkem Agreement.

SON-080: New Life Therapeutics Agreement

In May 2021, we announced the execution of the New Life Agreement, described in detail below, which resulted in the out-license of our IL-6 (SON-080) asset for DPN to New Life. The licensed territory includes the 10 ASEAN countries of Singapore, Malaysia, Indonesia, Thailand, The Philippines, Cambodia, Brunei, Vietnam, Myanmar, and Lao PDR. In June and July of 2021, we amended the New Life Agreement to make Sonnet BioTherapeutics, CH SA (rather than Sonnet BioTherapeutics, Inc.) the party to the New Life Agreement (First Amendment) and we also made Sonnet BioTherapeutics, Inc. the Guarantor of performance under the New Life Agreement (Second Amendment), respectively. In addition to the initial $0.5 million received by us upon signing of the LOI in August 2020, an additional $0.5 million non-refundable upfront payment was received by us upon execution of the New Life Agreement. These payments were not subject to the sublicensing fee obligations owed Merck KGaA as set forth in the ARES License Agreement and subsequent amendments (see ‘ARES’ below). According to the terms of the New Life Agreement, we could receive a $1.0 million deferred license fee within 30 days of the achievement of an early commercial sales milestone, a total of up to $19.0 million in milestone payments and a tiered royalty ranging from 12% to 30% on commercial sales. On December 2, 2024, New Life provided us with written notice of its intention to exercise its Give Back Option pursuant to the New Life Agreement. We were informed by New Life that it has elected to move its business in a different direction. We are negotiating the terms of the Give Back Option with New Life. If we and New Life are unable to reach a mutual agreement on such terms prior to initiation of a Phase III Trial, the Give Back Option will expire unexercised, and New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement. Furthermore, the New Life Agreement will remain in effect unless otherwise terminated by either us or New Life pursuant to the terms and conditions of the New Life Agreement.

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

We have conducted a number of preclinical studies with SON-1210 and the murine version (mIL12-FHAB-hIL15), and this work was published in December 2023. Mice injected once or three times with the doses indicated had suppressed tumor growth in the B16F10 melanoma model compared to controls (Figure 12). Compared to placebo-treated mice, mIL12-FHAB-hIL15 mice showed slower tumor growth in a dose-dependent manner. A single dose of 5 μg was fully effective, whereas a single dose of 10 μg did not further slow the tumor volume increase. The 3x group showed an even more effective response, with tumor growth delayed until day 14. All groups treated with mono- or bifunctional cytokine(s) linked to FHAB showed significant growth inhibition, starting on day 4. A time-to-event efficacy approach in the mice revealed an increase in survival following mIL12-FHAB-hIL15 treatment, with 1 μg inducing 12-day median survival, whereas 10 μg induced 19-day survival, compared to 10 days in the tumor-bearing placebo mice. The median survival with a single mIL12-FHAB-hIL15 dose of 5 μg was 18.5 days, which was prolonged to 21 days after 3 doses. Thus, there was a clear dose-dependent effect of mIL12-FHAB-hIL15 treatment on survival (p < 0.01).

Figure 12: These data show an enhanced reduction in tumor growth with mIL12-FHAB-hIL15 compared to concomitantly administered, naked mIL-12 and hIL-15 in a mouse model of melanoma.

Analysis of PD cytokine response 3 days after dosing (Figure 13) showed that mIL12-FHAB-hIL15 increased IFN-ɣ, IL-10, IL-12, IL-6, and TNFα levels in a dose-dependent manner compared to the tumor-bearing placebo group, with no evidence of cytokine release syndrome. There was a substantial increase in IFN-ɣ levels with a single dose of mIL12-FHAB-hIL15 to over 2000 pg/mL at 3 days, whereas mild increases were observed in other cytokines. Two doses of 5 μg increased the peak response to almost 9000 pg/mL. By day 8, the cytokine response pattern was sustained but generally dampened, with maximal IFN-ɣ levels returning to 500 pg/mL after a single dose or 2100 pg/mL after three doses of mIL12-FHAB-hIL15 at 5 μg. However, TNFα levels remained elevated.

Figure 13: The combination of IL-12 and IL-15 in cis linked to the FHAB displayed synergistic activity, leading to enhanced IFN-ɣ activity versus the combined cytokines or IL12-FHAB alone in a mouse model of melanoma.

In February 2023, we announced the successful completion of two IND-enabling toxicology studies with SON-1210 in NHPs. A NHP non-GLP dose escalation study of SON-1210 was completed in September 2022, and a GLP repeat dose NHP study was completed in the fourth calendar quarter of 2022. The cGMP manufacturing for bulk drug is complete, and a lyophilized formulation of drug product was manufactured in early 2023 to support the FIH clinical study. The initial tox material supported the non-GLP study, while the GLP study was being performed on the same lot of GMP drug as intended for the Phase 1 clinical study. The regulatory authorization process for SON-1210 is scheduled to commence with the Sarcoma Oncology Center as they plan to conduct an investigator-initiated Phase 1/2a clinical study to evaluate SON-1210 in combination with NALIRIFOX® (the combination of liposomal irinotecan, 5-fluorouracil/leucovorin, and oxaliplatin), which is licensed for the treatment of front line metastatic PDAC.

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

Discovery Assets: SON-1410 (IL18-FHAB-IL12), SON-1411 (IL18BPR-FHAB-IL12) and SON-1400 (IL18BPR-FHAB)

In August 2021, we announced the selection of a novel development candidate after completing comparative studies in a mouse melanoma model. The candidate represents our second bifunctional compound integrating IL-12 and IL-18 with our FHAB platform. IL-18 can regulate both innate and adaptive immune responses through its effects on natural killer (NK) cells, monocytes, dendritic cells, T cells, and B cells. IL-18 acts synergistically with other pro-inflammatory cytokines to promote interferon-γ (IFN-γ) production by NK cells and T cells. Systemic administration of IL-18 has been shown to have anti-tumor activity in several animal models. Moreover, tumor-infiltrating lymphocytes (TILs) express more IL-18 receptors than other T cells.

IL18-FHAB-IL12 (SON-1410) showed statistically significant tumor size reduction in a mouse melanoma study compared with the placebo, as well as a dose response. The data demonstrated:

Compound	Day 0, Single Dose Tumor @ 100 mm3	Day 8 Tumor Volume (mm3 +/- SEM), N=8	Day 8 Percentage Tumor Shrinkage
Placebo	NA	1747 +/- 301	—%
IL18-FHAB-IL12	1 µg	918 +/- 130	47%
IL18-FHAB-IL12	5 µg	619 +/- 141	65%

A separate mouse study was also performed comparing the selected version of IL18-FHAB-IL12 with two other candidates, GMCSF-FHAB-IL18 and GMCSF-FHAB-IL12. The comparison data indicated significantly greater reduction in tumor volume, along with higher IFN-γ levels and immune cell responses (NK, NKT, Th1, and cytotoxic CD8 T cells) using IL18-FHAB-IL12, compared with GMCSF-FHAB-IL12 or GMCSF-FHAB-IL18. However, published IL-18 clinical trials have shown that while it is well tolerated, IL-18 has shown poor efficacy in the treatment of cancers, most likely due, in large part, to the high co-expression of IL-18 binding protein (IL-18BP) in the TME. In particular, IL-18BP serves as a “decoy receptor” that binds to IL-18 with much higher affinity, compared with the IL-18 receptor (IL-18Rc) complex, thereby causing a negative feedback loop with IL-18 and inhibiting IL-18-mediated TIL activation. Thus, there exists potential for the discovery of IL-18 variant compositions that could harness the therapeutic potential of IL-18 for the treatment of cancers. Our strategy for amino acid modifications to rIL-18 was based on a compilation of literature review, 3D X-ray crystallography structures, and computer modeling analysis. Subsequently, certain IL-18 variant sequences were synthesized, engineered into expression constructs and manufactured at small scale in either CHO cell culture or E. coli. Highly purified milligram quantities of SON-1411 or SON-1400 were analyzed in vitro for IL-18Rc or IL-18BP binding activities, respectively, using the HEK-Blue™ and Bright-Glo Luciferase™ IL-18Rc reporter assays. In vitro results for at least one variant of IL-18 showed equivalent binding to the IL-18Rc, compared to the wild-type IL-18 reference molecule, concomitant with no or reduced binding to IL-18BP.

We face numerous challenges and uncertainties with respect to the development and commercialization of our therapeutic compounds, including our FHAB technology. Please see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for more information.

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

With respect to our earlier stage pipeline FHAB product candidates SON-1210 and SON-1411, we are not aware of any other competing companies working on these specific bifunctional programs.

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

License and Other Commercial Arrangements

Janssen Pharmaceuticals (Johnson & Johnson)

In October 2022, we announced a collaboration agreement with Janssen Biotech, Inc. (Janssen), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, where in vitro and in vivo efficacy of SON-1010 (IL12-FHAB), SON-1210 (IL12-FHAB-IL15) and SON-1410 (IL18-FHAB-IL12) will be evaluated in combination with certain Janssen proprietary cell therapy assets. The agreement was facilitated by Johnson & Johnson Innovation. Under the terms of the agreement, we will supply the three referenced compounds for use in head-to-head in vitro and in vivo CAR-T efficacy studies. If successful and subject to provisions of the agreement, Janssen could exercise its option and we could then seek a license and/or an expanded collaboration.

Alkem Laboratories Limited

On October 8, 2024, we entered into the Alkem Agreement with Alkem. Pursuant to the Alkem Agreement, we granted Alkem an exclusive license (with the right to sublicense) to research, develop, manufacture, import, export, market, use and commercialize pharmaceutical products containing our IL-6 (SON-080) asset (or any derivatives, fragments or conjugates thereof) (the “Compounds”) (such products, the “Products”) for the treatment of diabetic peripheral neuropathy (DPN) (the “DPN Field”) and to manufacture, import, export, market, use and commercialize Products for the treatment of chemotherapy-induced peripheral neuropathy (CIPN) and autonomic neuropathy (together with the DPN Field, collectively, the “Fields”) in India (the “Exclusive Territory”). Except as provided for in the Alkem Agreement, we agreed not to develop, use, sell, offer or otherwise commercialize any Compounds or Products for use in the DPN Field in the Exclusive Territory during the term of the Alkem Agreement. We retain all rights to manufacture Compounds and Products anywhere in the world. We will enter into a follow-on supply agreement with Alkem pursuant to which we will manufacture for Alkem Compounds and Products for development and commercialization thereof, in accordance with the Alkem Agreement on terms to be negotiated by the parties. Pursuant to the terms of the Alkem Agreement, Alkem will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies (if any, subject to both parties’ approval), preparing and filing applications for regulatory approval and undertaking other developmental and regulatory activities for commercializing Products in the DPN Field in the Exclusive Territory. Alkem will own and maintain all regulatory filings and approvals for Products in the Exclusive Territory. Upon payment of a Clinical Data Access Fee (as defined in the Alkem Agreement), we will have rights to access and use the data generated by the clinical trials conducted in connection with the Alkem Agreement.

In consideration of the license and other rights granted by us, Alkem agreed to pay us, within 12 weeks of the effective date of the License Agreement, a $1.0 million upfront non-refundable cash payment, of which two $0.5 million payments were paid in October 2024 and April 2025, which after tax withholdings resulted in a net payment of $0.8 million, as well as potential additional milestone payments totaling up to $1.0 million subject to the achievement of certain development and regulatory milestones. In addition, during the Royalty Term (as defined below), Alkem is obligated to pay us a royalty equal to a percentage in the low double digits of net sales less Alkem’s actual cost of goods sold and Alkem’s sales and marketing and related expenses of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product basis in the Exclusive Territory, the period commencing on the date of the First Commercial Sale (as defined in the License Agreement) of such Product in the Exclusive Territory and continuing until Alkem ceases Commercialization (as defined in the Alkem Agreement) of such Product in the DPN Field. The Royalty Term will expire upon the first commercial sale of a competitive Intermittent Low-Dose IL6 compound as set forth in the Alkem Agreement.

We retain the sole responsibility to pay our third party licensors to the extent such obligations are applicable to the rights granted to Alkem with respect to the Products and will remain liable for all obligations under the license related to the Compounds and Products between us and ARES Trading SA. The Alkem Agreement will remain in effect in perpetuity until terminated as a result of breach, bankruptcy or upon 90 days prior written notice, in each case as set forth in the Alkem Agreement. Pursuant to the Alkem Agreement, the parties agreed to form a joint development committee to provide strategic oversight of the parties’ collaboration activities under the Alkem Agreement, including to coordinate the development of Products in the Exclusive Territory. The Alkem Agreement also contains customary representations, warranties and covenants by both parties, as well as customary provisions relating to indemnification, confidentiality and other matters.

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

Roche

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). We have entered into a Master Clinical Trial and Supply Agreement (“MCSA”) with Roche, along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, we and Roche will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and efficacy study (SB221).

New Life

In May 2021, we entered into the New Life Agreement with New Life. Under the New Life Agreement, we granted New Life an exclusive license (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in Malaysia, Singapore, Indonesia, Thailand, Philippines, Vietnam, Brunei, Myanmar, Lao PDR and Cambodia (the “Exclusive Territory”). New Life had the ability to exercise an option to expand (1) the field of the exclusive license to include the prevention, treatment or palliation of chemotherapy-induced peripheral neuropathy in humans (the “CIPN Field”), which option is non-exclusive and expired on December 31, 2021; and/or (2) the territorial scope of the license to include the People’s Republic of China, Hong Kong and/or India, which option is exclusive and expired on December 31, 2021. In June and July of 2021, we amended the New Life Agreement to make Sonnet BioTherapeutics CH SA (rather than Sonnet BioTherapeutics, Inc.) the party to the New Life Agreement (First Amendment) and we also made Sonnet BioTherapeutics, Inc. the Guarantor of performance under the New Life Agreement (Second Amendment), respectively.

We will retain all rights to manufacture Compounds and Products anywhere in the world. New Life and us will enter into a follow-on supply agreement pursuant to which we will supply to New Life Products for development and commercialization thereof in the DPN Field (if applicable) (and the CIPN Field, if applicable) in the Exclusive Territory on terms to be negotiated by the parties. We will also assist in transferring certain preclinical and clinical development know-how that is instrumental in New Life’s ability to benefit from the license.

New Life will bear the cost of, and be responsible for, among other things, conducting clinical studies and additional non-clinical studies and other developmental and regulatory activities for commercializing Products in the DPN Field (if applicable) (and the CIPN Field, if applicable) in the Exclusive Territory.

New Life paid us a $0.5 million non-refundable upfront cash payment in August 2020 upon executing a letter of intent to negotiate a license agreement and a $0.5 million non-refundable upfront cash payment in June 2021 in connection with the execution of the New Life Agreement. These payments were not subject to the sublicensing fee obligations owed Merck KGaAas set forth in the ARES License Agreement and subsequent amendments(see below under’ARES’). New Life is also obligated to pay a non-refundable deferred license fee of an additional $1.0 million at the time of the satisfaction of certain milestones, as well as potential additional milestone payments to us of up to $19.0 million subject to the achievement of certain development and commercialization milestones. In addition, during the Royalty Term (as defined below), New Life is obligated to pay us tiered double digit royalties ranging from 12% to 30% based on annual net sales of Products in the Exclusive Territory. The “Royalty Term” means, on a Product-by-Product and a country-by-country basis in the Exclusive Territory, the period commencing on the date of the first commercial sale (subject to certain conditions) of such Product in such country in the Exclusive Territory and continuing until New Life ceases commercialization of such Product in the DPN Field (or CIPN Field, if applicable).

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

In addition, New Life granted to us an exclusive option to buy back the rights granted by us to New Life (the “Buy Back Option”) and we granted New Life the right to give back the rights with respect to Products in the DPN Field and/or the CIPN Field (if applicable) in one or more countries in the Exclusive Territory on terms to be agreed upon (the “Give Back Option”), which options will expire upon the initiation of a Phase III Trial for the applicable Product. On December 2, 2024, New Life provided us with written notice of its intention to exercise its Give Back Option pursuant to the New Life Agreement. We were informed by New Life that it has elected to move its business in a different direction. We are negotiating the terms of the Give Back Option with New Life. If we and New Life are unable to reach a mutual agreement on such terms prior to the initiation of a Phase III Trial, the Give Back Option will expire unexercised, and New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement. Furthermore, the New Life Agreement will remain in effect unless otherwise terminated by either us or New Life pursuant to the terms and conditions of the New Life Agreement.

XOMA

We (as successor-in-interest to Oncobiologics, Inc. (“Oncobiologics”), after Oncobiologics spun-off certain assets into us and concurrently distributed all of its shares in us on a pro rata basis to Oncobiologics’s stockholders on April 6, 2015) and XOMA (US) LLC (“XOMA”) are party to a Discovery Collaboration Agreement, dated July 23, 2012 and an Amendment of Discovery Collaboration Agreement, dated May 7, 2019 (together, the “Collaboration Agreement”) pursuant to which XOMA granted us a non-exclusive, non-transferrable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder (each, a “Product”). We are obligated to make contingent milestone payments to XOMA totaling $3.75 million on a Product-by-Product basis upon the achievement of certain development and approval milestones related to a Product. To that point, we have paid $0.5 million for initiation of enrollment of a Product (i.e., SON-1010) in a Phase 1 Trial. We have also agreed to pay XOMA low single-digit royalties on net sales of Products sold by us. Royalties on each Product are payable on a country-by-country basis until the later of (i) a specified period of time after the First Commercial Sale (as defined in the Collaboration Agreement), and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The Collaboration Agreement may be terminated by either party for cause and contains customary indemnification provisions.

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

Intellectual Property

With respect to our patent portfolio, we have five issued patents (U.S., Japan, China, New Zealand and Russia), and we have filed patent applications in nine (9) other major markets which are directed to numerous fusion proteins that include the Fully Human Albumin Binding (FHAB) domain. If granted, these resulting patents would expire on dates ranging from 2038 to 2041, subject to patent term extensions under certain circumstances. The patent application filings include:

●	National filings corresponding to WO/2018/151868 (PCT/US2018/00085) - This application is directed to fully human “Albumin Binding Domain (FHAB) Fusion Proteins,” including fusion proteins with scFv’s (e.g., anti-TGFβ, PD-L1, TNF, IL-1, IL-6, IL-7, IL-8, etc.), fusion proteins with cytokines (e.g., IL-2-FHAB, IL-12-FHAB, IL-15-FHAB, IL-7-FHAB, etc.) and combinations of two cytokines, such as IL-12-FHAB-IL-15, GM-CSF-FHAB-IL-18, and IL-18-FHAB-IL-12; and methods of treatments using such FHAB fusion proteins. A patent was issued in the United States on June 8, 2021, as U.S. Patent No. 11,028,166. A patent was issued in Japan on December 23, 2022, as Japanese Patent No. 7200138. A patent was issued in Russia on December 21, 2022, as Russian Patent No. 2786444. A patent was issued in New Zealand on October 3, 2023, as New Zealand Patent No. 756674. A patent was issued in China on April 26, 2024, as Chinese Patent No. ZL201880016019.1. U.S. Patent No. 11,028,166 is currently estimated to expire on March 26, 2039, while Japanese Patent No. 7200138, Russian Patent No. 2786444, Chinese Patent No. ZL201880016019.1 and New Zealand Patent No. 756674 are estimated to expire on February 20, 2038. As of October 22, 2024, the European Patent Office sent a Communication under Rule 71(3) EPC indicating that their office intends to grant this major territory patent in those European countries selected by us. Thus, we have opted to pursue EP patent validation using the classic national EP validation procedure whereby countries that we wish to have validated (i.e., patent filings and requisite foreign patent translations) are selected and the necessary documentation submitted to the EU patent office. Applications are also pending in Australia, Brazil, Canada, Europe, Hong Kong, and India. Continuation and divisional applications are pending in the United States and Japan, respectively.

●	U.S. Patent No. 11,028,166 and the PCT patent application (PCT/US2018/00085), titled “Albumin Binding Domain Fusion Proteins” originally received an application filing date of February 20, 2018, which is four days after the one-year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which both the U.S. patent and the PCT patent application claim a priority benefit. A request to restore the priority benefit to the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 was granted for the U.S. patent and PCT patent application. Subsequently, national phase patent applications were filed from the PCT patent application in Australia, Brazil, Canada, Europe, India, Japan, New Zealand and Russia. However, due to differences in the patent laws in these jurisdictions, the priority claims to U.S. 62/459,975 and U.S. 62/459,981 have thus far only been accepted in Australia, Europe, India, Japan, New Zealand, and Russia.

●	On June 11, 2024, the U.S. Patent and Trademark Office granted our patent No. 12,006,361, titled, “Albumin Binding Domain Fusion Proteins,” covering composition of matter for our product candidate SON-1210, our proprietary, bifunctional version of IL-12 and IL-15, configured using our FHAB platform. The granted patent is a Continuation of Patent No. 11,028,166 issued in June 2021.

●	U.S. provisional application directed to anti-IL6-FHAB fusion proteins, including anti-IL6-FHAB, anti-IL6-FHAB-anti-TGFβ, and anti-IL6-FHAB-anti-IL8 fusion proteins; and methods of treatments using such fusion proteins was re-filed as U.S. 63/245,702 on September 22, 2021. However, due in large part to scientific challenges, the supportive data was not obtained within the one-year period after filing the provisional patent, and therefore, the patent was abandoned.

●	U.S. provisional application directed to Antigen/Albumin Binding Domain Conjugates, and methods of treatments using such conjugates was re-filed as U.S. 63/187,278 on May 11, 2021. Data in support of the provisional patent claims was not generated, and therefore, this patent was abandoned.

●	U.S. provisional application directed to Method of Treating Age-Related Frailty with Interleukin-6 was filed June 4, 2021, as Application no. 63/197,097 and converted to a PCT application (PCT/US22/32215; Publication No. WO2022/25688) on June 3, 2022, then to a U.S. National Stage application (U.S. Pat. Application No. 18/566,029) on November 30, 2023.

●	U.S. provisional application directed to Antibody-Based Drug Conjugates was filed December 7, 2021, as Application no. 63/286,996. This provisional patent was abandoned due to insufficient supportive data within the one-year timeframe.

●	U.S. provisional patent application directed to IL-12-Albumin-Binding Domain Fusion Protein Formulations and Methods of Use Thereof filed on May 27, 2022, as Application no. 63/346,368. This provisional patent was converted to a PCT application (PCT/US2023/067566) on May 26, 2023.

●	U.S. provisional patent application directed to Low Dose IL-6 Formulations and Methods of Use Thereof was filed on September 30, 2022, as Application no. 63/377,971. This provisional patent was converted to a PCT application (PCT/US2023/075593; Publication No. WO02024/073718) on September 29, 2023.

●	U.S. provisional patent application directed to Methods for the Treatment of Cancer with Recombinant IL-12 Albumin Binding Domain Fusion Proteins filed on November 2, 2022, as Application no. 63/421,846. This provisional patent was converted to a PCT application (PCT/US2023/078366; Publication No. WO2024/097767) on November 1, 2023.

●	U.S. provisional patent application directed to Methods of Making Recombinant IL-12/IL-15 Albumin Binding Domain Fusion Proteins was filed on April 12, 2024 as Application no. 63/633,641.

●	U.S. provisional patent application directed to Methods of Making Recombinant IL-12 Albumin Binding Domain Fusion Proteins was filed on March 14, 2023, as Application no. 63/490,202, and converted to a PCT application (PCT/US2024/19798; Publication No. WO2024-192171) on March 13, 2024.

●	U.S. provisional patent application directed to Antibody-Based Drug Conjugates was filed October 21, 2024, as Application no. 63/709,765.

●	U.S. provisional patent applications directed to Interleukin 18 (IL-18) Variants and Fusion Proteins Comprising Same were filed December 29, 2023, as Application no. 63/616,148, and June 10, 2024, as Application no. 63/658,322. A patent titled “Interleukin 18 (IL-18) Variants and Fusion Proteins Comprising Same” was issued in the United States on November 5, 2024, as U.S. Patent No. 12134635.

●	U.S. provisional patent application directed to Methods For The Treatment Of Diabetes-Associated Autonomic Neuropathy was filed March 6, 2024, as Application no. 63/561,924.

With respect to our trademark portfolio, we received international registrational approval with the World Intellectual Property Office (WIPO) for the Sonnet BioTherapeutics and FHAB marks, each having an Effective Date of September 17, 2020. Further, both marks were published by the European Union Intellectual Property Office (EUIPO), having Effective Dates of November 30, 2020 and December 6, 2020, respectively. In 2021, the USPTO issued Notices of Allowance for both marks, indicating that both applications have successfully completed the opposition period and have matured to registration with the submission acceptable Statements of Use. To that end, the USPTO issued a Notice of Allowance of the Statement of Use for each of the Sonnet BioTherapeutics and FHAB applications and the Sonnet BioTherapeutics mark already received a Certificate of Registration under Registration no. 6,790,475.

●	The Switzerland Trademark Office granted protection to the Sonnet BioTherapeutics and FHAB marks on September 14, 2021, and October 26, 2021, respectively, and are protected under International Trademark Registration nos. 1558330 and 1558471.

●	The Canadian Intellectual Property Office granted protection to the Sonnet BioTherapeutics mark on June 8, 2022 and is protected under International Trademark Registration no. 1558330 while the FHAB mark is protected under International Trademark Registration no. 15584471, for which the 18-month opposition period began on November 16, 2022.

●	In addition to Switzerland and Canada, the Sonnet BioTherapeutics mark was also granted protection in Australia, European Union, Japan, Mexico, South Korea and the United Kingdom, in each case having a Registration no. of 1558330, an Effective Registration date of September 17, 2020 and a renewal date of September 17, 2030. Likewise, the FHAB mark was granted protection in Australia, China, European Union, Japan, Mexico, South Korea and the United Kingdom, in each case having a Registration no. of 1558471, a Granted Protection Date of September 17, 2020 and renewal date of September 17, 2030.

●	Although the Sonnet BioTherapeutics mark was initially rejected in China due to potential non-use claims directed to certain competing companies, our intellectual property law firm is quite confident that since the initial Class 42 rejection was successfully cancelled, two new trademark applications for this same mark were also registered and/or published in 2021 could also be overcome; however, we won’t be able to initiate non-use cancellation filings against these marks until 2025, which is the anticipated timeframe by which these pending class 42 applications are likely to become registered in China.

Employees

As of September 30, 2025, we had 9 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good. Additionally, we utilize independent contractors and other third parties to assist with various aspects of its business.

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

Pediatric Research

Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at the company’s request or by the FDA’s initiative. The FDA may determine that a Risk Evaluation and Mitigation Strategy are necessary to ensure that the benefits of a new product outweigh its risks. REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. Sponsors are required to submit an initial pediatric study plan to their IND after their end-of-phase 2 meeting with the FDA.

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

Merger with Chanticleer and Acquisition of Relief

Until March 31, 2020, the Company was in the business of owning, operating and franchising fast casual dining concepts domestically and internationally. As previously disclosed, on April 1, 2020, the Company completed its merger transaction with BioTherapeutics, Inc. (“former Sonnet”), pursuant to which former Sonnet became a wholly-owned subsidiary of the Company (the “Merger”). On April 1, 2020, in connection with the Merger, the Company changed its name to “Sonnet BioTherapeutics Holdings, Inc.” Former Sonnet was incorporated as a New Jersey corporation on April 6, 2015.

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

As a result of the Spin-Off and the Merger, since April 1, 2020, the Company has operated through former Sonnet and its direct and indirect subsidiaries and the ongoing business of the Company is the former Sonnet business.

In addition, in connection with and prior to the Merger, on April 1, 2020, former Sonnet completed its acquisition of the global development rights for Atexakin Alfa (low dose formulation of Interleukin-6, IL-6, now “SON-080”) from Relief Therapeutics Holding SA (“Relief Holding”) through its acquisition of Relief Holding’s wholly-owned subsidiary, Relief Therapeutics SA (“Relief”), in exchange for the issuance to Relief Holding of shares of former Sonnet common stock that converted into an aggregate of 307 shares of Company common stock in the Merger.

Recent Developments

Business Combination with Hyperliquid Strategies Inc and Rorschach I LLC

On December 2, 2025 (the “Closing Date”), we completed our previously announced business combination (the “Closing”), pursuant to the Business Combination Agreement, dated as of July 11, 2025 (as amended on September 22, 2025, the “BCA”), by and among the Company, Hyperliquid Strategies Inc (“HSI”), Rorschach I LLC (“Rorschach”), TBS Merger Sub Inc. (“Sonnet Merger Sub”) and Rorschach Merger Sub, LLC (“Rorschach Merger Sub”). The common stock of HSI, par value $0.01 per share (“HSI Common Stock”) began trading on the Nasdaq Capital Market under the symbol “PURR” on December 3, 2025. The BCA, among other things, provided for (i) the merger of Rorschach Merger Sub with and into Rorschach (the “Rorschach Merger”), with Rorschach surviving the Rorschach Merger as a direct wholly owned subsidiary of HSI, and (ii) immediately following the Rorschach Merger, the merger of Sonnet Merger Sub with and into Sonnet (the “Sonnet Merger” and, together with the Rorschach Merger, the “Mergers” or “Business Combination”), with Sonnet surviving the Sonnet Merger as a direct wholly owned subsidiary of HSI.

In addition, as previously disclosed, concurrently with the execution of the BCA, certain accredited investors (the “Subscribers”) entered into subscription agreements with us and HSI (the “Subscription Agreements”), pursuant to which we agreed to issue, and the Subscribers agreed to purchase, immediately prior to the Closing, an aggregate of 239,921,355 shares of our common stock at a purchase price of $1.25 per share, pursuant to a private placement in accordance with Section 4(a)(2) of the Securities Act (the “Closing PIPE”). The Closing PIPE was consummated on the Closing Date immediately prior to the Closing and we issued 239,921,355 shares of our common stock to the Subscribers pursuant to the Subscription Agreements.

In connection with the Business Combination and pursuant to the terms of the BCA, Donald Giffith, Nailesh Bhatt, Albert Dyrness and Lori McNeill resigned and ceased to serve as directors of Sonnet as of the Closing Date. As a result, our board of directors currently consists of one member, Raghu Rao, our Chief Executive Officer. In addition, pursuant to the terms of the BCA, Donald Griffith, John K. Cini, Susan Dexter, Richard Kenney and Stephen McAndrew resigned and ceased to serve as Chief Financial Officer, Chief Scientific Officer, Chief Technical Officer, Chief Medical Officer and President and Chief Business Officer, respectively, of Sonnet as of the Closing Date.

As a result of the Closing, Nasdaq filed a notification of removal from listing and deregistration of our common stock on Form 25 with the SEC on December 2, 2025. After the Form 25 becomes effective, we intend to file with the SEC a Form 15 to request deregistration of our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspension of our reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Exercise of Warrants

In the fourth quarter of 2025, holders exercised outstanding warrants to purchase 3,744,624 shares of our common stock, from which we received gross proceeds of $11.2 million. In accordance with the BCA, we may not spend any cash proceeds in excess of $3.0 million received from the exercise of warrants without the prior written consent of Rorschach.

July 2025 Convertible Notes and Warrants

In July 2025, we completed a private placement of zero-interest convertible notes (the “Convertible Notes”), raising an aggregate of $2.0 million in gross proceeds. The Convertible Notes were scheduled to mature on June 30, 2026, and were convertible at any time into an aggregate of up to 1,730,104 shares of common stock at a fixed price of $1.156 per share. If, at any time while the Convertible Notes remained outstanding, we issued shares of common stock or common stock equivalents in an offering for gross proceeds of at least $5.0 million (a “Subsequent Issuance”), the entire unpaid principal amount of the Convertible Notes would convert automatically into the same securities issued pursuant to the Subsequent Issuance. In connection with the Convertible Notes, investors also received five-year warrants to purchase an aggregate of 865,052 shares of common stock at the same $1.156 exercise price, providing approximately $0.1 million in additional cash proceeds. The Convertible Notes were converted into shares of Series 5 Preferred Stock (as defined below) and warrants in connection with the PIPE described below.

July 2025 Preferred Stock and Warrant Private Placements

We raised an aggregate of $5.5 million in a private placement (the “PIPE”) to accredited investors through the issuance and sale of an aggregate of 5,500 shares of Series 5 Convertible Preferred Stock (the “Series 5 Preferred Stock”), stated value $1,000 per share, initially convertible at a conversion price of $1.25 per share, or 4,400,000 shares of common stock, and warrants to purchase up to an aggregate of 8,800,000 shares of common stock. At the closing of the PIPE, the $2.0 million principal amount of the Convertible Notes automatically converted into an aggregate of 2,000 shares of Series 5 Preferred Stock and warrants to purchase up to 3,200,000 shares of common stock, on the same terms as the PIPE investors.

December 2024 Registered Direct and PIPE Offering

On December 9, 2024, we entered into a securities purchase agreement for a registered direct offering, pursuant to which we sold an aggregate of (i) 768,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 317,325 shares of common stock. Pursuant to the registered direct purchase agreement, in a concurrent private placement, we also sold warrants to purchase up to 1,085,325 shares of common stock. Each registered direct share (or registered direct pre-funded warrant in lieu thereof) was sold in the registered direct offering together with one registered direct common warrant at a combined offering price of $2.23, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct pre-funded warrants had an excise price of $0.0001 per share, were immediately exercisable and were exercised in full on December 10, 2024. The registered direct common warrants have an exercise price of $2.10 per share, are immediately exercisable and will expire five years from the date of issuance.

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

Nasdaq Letters

On May 30, 2025, we received notice (the “Notice”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) advising that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2.5 million (the “Minimum Stockholders’ Equity Rule”). In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we reported stockholders’ equity of $0.7 million, which is below the Minimum Stockholders’ Equity Rule for continued listing. Additionally, as of May 30, 2025, we did not meet the alternative Nasdaq compliance standards relating to the market value of listed securities of at least $35.0 million or net income of $0.5 million from continuing operations in the most recently completed fiscal year, or in two of the last three most recently completed fiscal years. Pursuant to the Notice, Nasdaq had given us 45 calendar days, or until July 14, 2025, to submit to Nasdaq a plan to regain compliance.

On July 15, 2025, we closed the PIPE for gross proceeds of $5.5 million (the “PIPE Proceeds”). In addition to the PIPE Proceeds, as of July 18, 2025, we received proceeds of approximately $10.5 million in connection with the exercise of outstanding warrants (the “Warrant Proceeds” and together with the PIPE Proceeds, the “Proceeds”). On July 18, 2025, we filed a Current Report on Form 8-K stating that as of the date of the Form 8-K, we believed that we had stockholders’ equity in excess of the $2.5 million required pursuant to the Minimum Stockholders’ Equity Rule as a result of the Proceeds. On July 23, 2025, we received a letter from Nasdaq stating that based on the Form 8-K, the Staff determined that we complied with the Minimum Stockholders’ Equity Rule. The letter also stated that Nasdaq will continue to monitor our ongoing compliance with the Minimum Stockholders’ Equity Rule and, if at the time of our next periodic report we do not evidence compliance, we may be subject to delisting. At that time, the Staff will provide written notification to us, and we may then appeal the Staff’s determination to a Hearings Panel.

Corporate and Available Information

We were organized on October 21, 1999, under our original name, Tulvine Systems, Inc., under the laws of the State of Delaware. On April 25, 2005, Tulvine Systems, Inc. formed a wholly owned subsidiary, Chanticleer Holdings, Inc., and on May 2, 2005, Tulvine Systems, Inc. merged with, and changed its name to, Chanticleer Holdings, Inc. As described above, on April 1, 2020, we completed our business combination with former Sonnet, with former Sonnet surviving as a wholly owned subsidiary of us (the “Merger”). In connection with the Merger, we changed our name from “Chanticleer Holdings, Inc.” to “Sonnet BioTherapeutics Holdings, Inc.,” and the business conducted by us became the business conducted by former Sonnet.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as other documents we file with the SEC, are available free of charge through the Investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public can obtain documents that we file with the SEC at www.sec.gov.

Item 1A. Risk Factors

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

We do not expect to generate revenue or profitability that is necessary to finance our operations in the short term. Our net losses for the fiscal years ended September 30, 2025 and 2024 were approximately $16.0 million and $7.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $133.7 million.

To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

We have incurred recurring losses and negative cash flows from operations activities since inception and we expect to generate losses and negative cash flows from operations for the foreseeable future primarily due to research and development costs for our potential product candidates. As of September 30, 2025, we had cash and cash equivalents of $5.1 million and stockholders’ equity of $10.8 million. We believe our cash and cash equivalents at September 30, 2025 will fund our projected operations into February 2026.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. For example, for the fiscal years ended September 30, 2025 and 2024, we used $12.8 million and $8.6 million, respectively, in net cash for our operating activities, substantially all of which related to research and development activities. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our current product candidates or any future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

As Relief Therapeutics SA (“Relief”) is based in Switzerland, our business is subject to risks associated with conducting business outside of the United States. Many of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our current collaborations and any future collaborations that we enter into are subject to numerous risks, including:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to the collaborations;

●	collaborators may not perform their obligations as expected or fail to fulfill their responsibilities in a timely manner, or at all;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay preclinical studies or clinical trials, provide insufficient funding for clinical trials, stop a preclinical study or clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	the collaborations may not result in product candidates to develop and/or preclinical studies or clinical trials conducted as part of the collaborations may not be successful;

●	product candidates developed with collaborators may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to stop commercialization of our product candidates;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate; and

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation.

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

As discussed under the heading “Business,” our PCT patent application having international patent application number PCT/US2018/00085 received an application filing date of February 20, 2018, which is four days after the one year anniversary of the filing date of U.S. provisional patent applications U.S. 62/459,975 and U.S. 62/459,981 to which the PCT patent application claims a priority benefit due to a computer issue at the PCT receiving office. Despite the restoration of the priority benefit to the filing date of U.S. provisional patent applications (U.S. 62/459,975 and U.S. 62/459,981) by the PCT, some countries in which national stage patent applications were filed from this PCT patent application did not accept this restoration including Canada, and the restoration procedure is pending in Brazil. In the event that priority is not restored, prior art may be available to these patent applications that may otherwise not be available to other patent applications filed from PCT/US2018/00085. This could affect the scope or breadth of the patent claims we are pursuing in Brazil, Canada, Hong Kong and India, or could result in no ability to receive patents in these countries.

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

There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. The terms of one or more licenses that we enter into the future may not provide us with the ability to maintain or prosecute patents in the portfolio, and must therefore rely on third parties to do so.

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

As of September 30, 2025, we had 9 full-time employees. Additionally, we utilize independent contractors and other third parties to assist with various aspects of our business. Our focus on the development of our product candidates requires us to optimize cash utilization and to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire or retain adequate staffing levels to develop our product candidates or run our operations or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our business, strategy, and access to capital may be adversely affected by the business, financial condition, and decisions of HSI.

As a result of the Business Combination, we are a wholly owned subsidiary of HSI and depend on HSI for strategic direction, funding and other resources. HSI’s business model and treasury strategy, including a significant focus on HYPE and other digital assets, expose it to market volatility, liquidity constraints, evolving and uncertain regulatory regimes, heightened cybersecurity and custodial risks, and complex accounting and tax outcomes that may affect its financial results and cash flows. Adverse developments affecting HSI, such as declines in the value or liquidity of its digital asset holdings, regulatory or enforcement actions impacting digital asset activities or counterparties, restrictions on custodial or trading venues, increased earnings volatility (including fair value adjustments), potential tax obligations, or limitations on its access to external financing, could reduce or delay HSI’s ability or willingness to fund our operations or support our growth initiatives. In addition, shifts in HSI’s strategic priorities or risk tolerance, or constraints arising from its public company obligations and market conditions, may lead to changes in our business plans, capital allocation, or risk profile that could negatively impact our operating results, competitiveness, and financial condition.

Item 1B. Unresolved Staff Comments

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management strategy, which is comprised of a wide array of policies, standards, architecture, processes, and governance. Under the guidance and supervision of our Interim Chief Executive Officer, we further limit risk by delegating our information technology and cybersecurity to a leading third-party IT consultant to safeguard our networks. Additionally, as an added layer of security, all of our data is stored on the cloud.

Despite being a small organization, we are committed to maintaining governance and oversight of these risks and to implementing standard operating procedures (“SOPs”) and training to help us assess, identify, monitor and respond to these risks. Employees are trained to avoid phishing emails, and our internal controls system is designed to mitigate the risk of payments of fraudulent invoices.

Governance

We aim to incorporate industry best practices for companies of our size and financial strength throughout our cybersecurity program. Our Board has ultimate oversight of cybersecurity risk. The Interim Chief Executive Officer reports to our Board. Our Interim Chief Executive Officer provides periodic updates to the Board on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Interim Chief Executive Officer also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock traded on The Nasdaq Capital Market under the symbol “SONN.”

Holders

As of the Closing Date, we had one holder of record of our common stock. The transfer agent of our common stock was Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help facilitate an understanding of our financial condition and our historical results of operations for the periods presented. This MD&A should be read in conjunction with the financial statements and notes thereto included in this Annual Report on Form 10-K. This MD&A may contain forward-looking statements that involve risks and uncertainties. For a discussion on forward-looking statements, see the information set forth above under the caption “Special Note Regarding Forward-Looking Statements,” which information is incorporated herein by reference.

Overview

We are a clinical stage, oncology-focused biotechnology company with a proprietary platform for innovating biologic medicines of single or bifunctional action. Known as FHAB (Fully Human Albumin Binding), the technology utilizes a fully human single-chain variable fragment (scFv) that binds to and “hitchhikes” on human serum albumin for transport to target tissues. We designed the construct to extend the half-life in serum and to improve drug delivery to and retention in solid tumors, which extends the duration of cytokine activity in the microenvironment. FHAB development candidates can be produced in mammalian cell culture, which enables glycosylation of the interleukins, thereby reducing the risk of immunogenicity and in certain instances, improves the cytokine’s biological activity. We believe our FHAB technology, for which we received an initial U.S. patent in June 2021 and a continuation of such patent in June 2024, is a distinguishing feature of our biopharmaceutical platform. The approach is well suited for future drug development across a range of human disease areas, including in oncology, autoimmune, pathogenic, inflammatory, and hematological conditions.

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

Our lead proprietary asset, SON-1010, is a single-chain version of human Interleukin 12 (IL-12), covalently linked to the FHAB construct, for which we are pursuing clinical development in solid tumor indications, including ovarian cancer, soft tissue sarcoma, colorectal cancer, and breast cancer. In March 2022, the FDA cleared our Investigational New Drug (“IND”) application for SON-1010. This allowed us to initiate a U.S. clinical trial (SB101) in oncology patients with solid tumors during the second calendar quarter of 2022. In September 2021, we created a wholly-owned Australian subsidiary, SonnetBio Pty Ltd (“Subsidiary”), for the purpose of conducting certain clinical trials. We received approval and initiated an Australian clinical study (SB102) of SON-1010 in healthy volunteers during the third calendar quarter of 2022 and published the final results of that study in February 2024. Interim safety, tolerability, and efficacy data from the SB101 study was most recently reported in March 2025.

In January 2023, we announced a collaboration agreement with Roche for the clinical evaluation of SON-1010 with atezolizumab (Tecentriq®). The companies have entered into a Master Clinical Supply Agreement (“MCSA”), along with ancillary Quality and Safety Agreements, to study the safety and efficacy of the combination of SON-1010 and atezolizumab in a platinum-resistant ovarian cancer (“PROC”) patient setting. Further, the companies will provide SON-1010 and atezolizumab, respectively, for use in the Phase 1b/Phase 2a combination safety, dose-escalation, and proof-of-concept (“POC”) study (SB221). Part 1 of this 2-part study was approved in June 2023 by the local Human Research Ethics Committee in Australia under CT-2023-CTN-01399-1 and the Therapeutic Goods Administration has been notified. In August 2023, the FDA accepted the IND for SB221. The trial consists of a modified 3+3 dose-escalation design in Part 1 to establish the maximum tolerated dose (“MTD”) of SON-1010 with a fixed dose of atezolizumab. Clinical benefit in PROC will be confirmed in an expansion group. Since the highest dose has been well tolerated, the Safety Review Committee (“SRC”) recommended adding a seventh cohort using a maintenance dose that is now 50% higher to study its safety and effect before proceeding to the randomized Part 2 in patients with PROC at one of the two highest doses versus the standard of care (“SOC”) for PROC. Interim safety, tolerability, and efficacy data from the SB221 study was most recently reported in August 2025 following initiation of enrollment of a higher dose cohort.

In January 2025, we announced an expansion of our Phase 1 SB101 clinical study of SON-1010 to add a new cohort to evaluate its effect in combination with trabectedin (Yondelis®), following the successful monotherapy dose escalation above the IL-12 MTD molar equivalent. Trabectedin is an alkylating DNA-binding agent that was approved as a second-line treatment in early 2024 for patients with unresectable, metastatic liposarcoma or leiomyosarcoma who have received a prior anthracycline-containing regimen. It is also known to convert tumor macrophages into a pro-inflammatory phenotype. We believe that SON-1010 has the potential to complement that activity by activating the NK and T cells in the TME to secrete more interferon-gamma (IFNγ), which is considered to be important for anti-tumor control. The initial safety and tolerability of this approach was reported in March 2025 and top line data is expected by the end of calendar 2025. This cohort is also fully enrolled, bringing the total number of people exposed to SON-1010 to103 to date, including 42 with soft tissue sarcoma and 32 with PROC. Partial responses have been seen in both indications at the highest dose, along with one complete response (“CR”) with PROC.

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

Pursuant to a license agreement (the “New Life Agreement”) we entered into with New Life Therapeutics Pte, Ltd. (“New Life”) of Singapore in May 2021, we agreed to be jointly responsible for developing SON-080 in DPN with New Life, with the objective to analyze the data and to consider initiating a Phase 2 study, pending the outcome of any partnering activity. We were informed by New Life that it has elected to move its business in a different direction. Consequently, on December 2, 2024, New Life provided written notice to us of its intention to exercise its right to give back the rights with respect to the Products under the New Life Agreement (the “Give Back Option”) under the New Life Agreement, subject to the negotiation and mutual agreement of the terms of such Give Back Option by us and New Life. We are negotiating the terms of the Give Back Option with New Life. If we and New Life are unable to reach a mutual agreement on such terms prior to initiation of a Phase III Trial, the Give Back Option will expire unexercised, and New Life will retain the rights granted subject to the terms and conditions of the New Life Agreement. Furthermore, the New Life Agreement will remain in effect unless otherwise terminated by either us or New Life pursuant to the terms and conditions of the New Life Agreement.

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

SON-1411 (IL18-FHAB-IL12) is a bifunctional combination of human Interleukin 18 (“IL-18”), which was modified to resist inhibitory interaction with the IL-18 binding protein while maintaining biological activity, along with single-chain human IL-12 for solid tumor cancers. Cell line development and titer/bioactivity assessments are underway. We have elected to put the SON-1411 development program on hold to preserve cash.

On July 11, 2025, we entered into a definitive Business Combination Agreement (as amended, the “BCA”) with Rorschach I LLC (“Rorschach”), Hyperliquid Strategies Inc. (“HSI”), TBS Merger Sub Inc., and Rorschach Merger Sub, LLC, pursuant to which, on December 2, 2025 (the “Closing Date”), subject to the terms and conditions contained in the BCA, Rorschach Merger Sub, LLC, merged with and into Rorschach with Rorschach surviving as a direct wholly owned subsidiary of HSI and TBS Merger Sub Inc. merged with and into Sonnet, with Sonnet surviving as a direct wholly owned subsidiary of HSI. The common stock of HSI, par value $0.01 per share (“HSI Common Stock”) began trading on the Nasdaq Capital Market under the symbol “PURR” on December 3, 2025. On the Closing Date, Nasdaq filed a notification of removal from listing and deregistration of our common stock on Form 25 with the SEC on December 2, 2025. After the Form 25 becomes effective, we intend to file with the SEC a Form 15 to request deregistration of our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspension of our reporting obligations under Sections 13 and 15(d) of the Exchange Act. Following the Closing Date, we will operate as a wholly owned subsidiary of HSI and will continue to focus on the development of our existing biotech assets, including SON-1010, while disposing of other assets.

We have incurred recurring operating losses and negative cash flows since inception. Our ability to generate product or licensing revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $16.0 million and $7.4 million for the years ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had cash and cash equivalents of $5.1 million. In accordance with the BCA, we may not spend cash proceeds of $8.2 million received from the exercise of outstanding warrants without the prior written consent of Rorschach.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, including sales pursuant to our ChEF Purchase Agreement (the “Purchase Agreement”) with Chardan related to a “ChEF,” Chardan’s committed equity facility (the “Facility”), debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may not be able to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing the Company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date primarily with proceeds from sales of common and preferred stock, warrants and proceeds from the issuance of convertible debt.

Lead Clinical Programs Update

SON-1010

Phase 1 Trial (SB101 Trial): in Solid Tumors (SON-1010 Monotherapy) and in Sarcoma (with Trabectedin)

This first-in-human study is primarily designed to evaluate the safety of multiple ascending doses of SON-1010 in cancer patients and is being conducted at several sites across the United States. The highest dose group studied to date was enrolled at 1200 ng/kg in December 2024 and one patient has had a partial response (“PR”) at that dose. We recently announced an expansion of this trial to study the combination of SON-1010 with trabectedin (Yondelis®) in certain advanced soft-tissue sarcomas (“STS”), following the successful completion of monotherapy dose escalation. Enrollment in this cohort is complete and topline safety data of the combination with trabectedin is expected in H2 calendar year 2025. No new safety concerns have been reported to date.

Phase 1b/2a Trial (SB221 Trial): PROC (Combo with Atezolizumab)

The second cancer trial is a global Phase 1b/2a multicenter, dose-escalation and randomized proof-of-concept study to assess the safety, tolerability, PK, PD, and preliminary efficacy of SON-1010 administered subcutaneously (“SC”) in combination with atezolizumab given intravenously (“IV”). Enrollment remains ongoing and an update on safety in that trial was released on August 4, 2025 after the maximum dose to date was established at 1200 ng/kg. One of the three patients with PROC who was enrolled at that dose had a PR and one had a CR.

Program Highlights:

●	PK data reveals about 10-fold extended half-life for SON-1010 compared with rhIL-12 and suggests tumor targeting by FHAB binding to albumin.

●	Dose-related, controlled, and prolonged IFNγ response.

●	The SB101, SB102, and SB221 trials have collectively enrolled 103 subjects, with 13 of 24 evaluable monotherapy patients (54%) with cancer suggesting clinical benefit of SON-1010 monotherapy (stable disease [“SD”] at four months). At the highest dose, five of six patients (83%) had clinical benefit and one patient had a PR.

●	Patients have received up to 24 cycles of SON-1010 as monotherapy and up to 19 cycles of SON-1010 with atezolizumab without dose-limiting toxicity at any dose level.

●	Toxicity is minimized in both trials with the use of a lower ‘desensitizing’ first dose that takes advantage of the known tachyphylaxis with rhIL-12, which allows higher maintenance doses and potential improvements in efficacy.

●	Favorable safety profile.

●	Dose escalation to 1200 ng/kg has been archived safely in both trials, which is higher than the rhIL-12 MTD molar equivalent.

●	The 1200 ng/kg dose-escalation cohort in SB101 was increased in size to six patients to enhance the assessment of PK and PD. An expansion cohort was also added to study the dosing of SON-1010 alternating with trabectedin in certain types of soft tissue sarcoma.

●	The safety and toxicity profile that has developed is typical for a Phase 1 oncology trial, with the majority of adverse events (“AEs”) being reported as mild. All AEs seen to date have been transient, with no evidence of cytokine release syndrome.

Upcoming Milestones:

●	Phase 1: Solid Tumors (SON-1010 Monotherapy and Combination with Trabectedin)
	○	H2 calendar year 2025: Topline Safety and Efficacy Data

●	Phase 1b/2a: PROC (SON-1010 in Combination with Atezolizumab)
	○	H2 calendar year 2025: RP2D Safety & Topline Efficacy

SON-080

Phase 1b/2a Trial (SB211 Trial): Chemotherapy Induced Peripheral Neuropathy (CIPN)

The SB211 study was a double-blind, randomized, controlled trial of SON-080 conducted at two sites in Australia in patients with persistent CIPN using a new proprietary version of recombinant human Interleukin-6 (rhIL-6) that builds upon previous work with atexakin-alfa. The goal of the first portion of the SB211 study was to confirm safety and tolerability before continued development in Phase 2. As previously announced in March 2024, a DSMB reviewed the unblinded safety and tolerability of SON-080 in the first nine patients and concluded that the symptoms were tolerable in the initial patients and the study could proceed to Phase 2. Given the business priorities at the time, the SB211 study was put on hold.

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

Components of Results of Operations

Collaboration Revenue

Collaboration revenue was earned from the license arrangement entered into with New Life in May 2021, which granted an exclusive license to New Life for rights (with the right to sublicense) to develop and commercialize pharmaceutical preparations containing a specific recombinant human IL-6, SON-080 (the “Compound”) (such preparations, the “Products”) for the prevention, treatment or palliation of diabetic peripheral neuropathy in humans (the “DPN Field”) in the Exclusive Territory. We identified the following obligations under the arrangement: (i) License to develop, market, import, use and commercialize the Product in the Field in the Exclusive Territory (the “New Life License”); and (ii) transfer of know-how and clinical development and regulatory activities (“R&D Activities”). We determined that the New Life License and the R&D Activities are not distinct from each other and, therefore, combined these material promises comprise a single performance obligation. Under this agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and were recognized over the estimated performance period of R&D services, which ended in the first fiscal quarter of 2024.

Collaboration revenue was also earned from the Alkem Agreement entered into in October 2024, which granted an exclusive license to Alkem for rights (with the right to sublicense) to research, develop, manufacture, import, export, market, use and commercialize pharmaceutical products containing our IL-6 (SON-080) asset (or any derivatives, fragments or conjugates thereof) (the “Compounds”) (such products, the “Products”) for the treatment of DPN (the “DPN Field”) and to manufacture, import, export, market, use and commercialize Products for the treatment of CIPN and autonomic neuropathy (together with the DPN Field, the “Fields”) in India. We identified the following obligations under the Alkem Agreement: (i) License to research, develop, market, import, use and commercialize the Product in the DPN Field in India (the “Alkem License”) and (ii) supply of Compound for a Phase 2 clinical trial (“Supply”). We determined that the Alkem License and Supply are not distinct from each other and, therefore, combined these material promises comprise a single performance obligation. Under the Alkem Agreement, we received upfront cash payments totaling $1.0 million, which were fully allocated to the single performance obligation and were recognized at the point-in-time at which the Company transferred the Alkem License and Supply to Alkem.

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

Other Income (Expenses)

Other Income

We have participated in the Program sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses (“NOLs”) and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. Other income consists of net proceeds from the sale of New Jersey state NOLs through the Program. We plan to sell additional NOLs under the Program in the future, subject to program availability and state approval.

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) consists of exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Amortization of Debt Discount

Amortization of debt discount consists of amortization expense related to the discount recorded in connection with the issuance of convertible notes in July 2025.

Provision for Income Taxes

Provision for income taxes consists of foreign withholding taxes incurred on collaboration revenue.

Results of Operations

Comparison of the Years Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the years ended September 30, 2025 and 2024:

	Years ended September 30,
	2025	2024	Change
Collaboration revenue	$1,000,000	$18,626	$981,374
Operating expenses:
Research and development	8,355,304	5,737,252	$2,618,052
General and administrative	8,488,811	6,130,845	2,357,966
Total operating expenses	16,844,115	11,868,097	4,976,018
Loss from operations	(15,844,115)	(11,849,471)	(3,994,644)
Foreign exchange (loss) gain	(112,985)	84,293	(197,278)
Other income	720,102	4,327,946	(3,607,844)
Amortization of debt discount	(556,089)	—	(556,089)
Loss before provision for income taxes	(15,793,087)	(7,437,232)	$(8,355,855)
Provision for income taxes	(218,400)	—	(218,400)
Net loss	$(16,011,487)	$(7,437,232)	$(8,574,255)

Collaboration Revenue

We recognized $1.0 million of revenue related to the Alkem Agreement during the year ended September 30, 2025 compared to $18,626 of revenue related to the New Life Agreement during the year ended September 30, 2024. Revenue of $1.0 million for the year ended September 30, 2025 was due to our transfer of the Alkem License and Supply to Alkem during the first quarter of fiscal 2025. Revenue of $18,626 for the year ended September 30, 2024 was due to our completion of R&D Activities related to New Life during the first quarter of fiscal 2024.

Research and Development Expenses

Research and development expenses were $8.4 million for the year ended September 30, 2025, compared to $5.7 million for the year ended September 30, 2024. The increase of $2.6 million was primarily related to a $3.0 million increase in costs for our SB101 and SB221 clinical trials and a $1.0 million increase resulting from the cancellation in 2024 of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023, partially offset by a $1.6 million reduction in non-clinical expenses as we have tightened our focus on research and development projects that we have assessed to have the greatest near-term potential and have placed certain development projects on hold while we seek partnering opportunities.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the year ended September 30, 2025, compared to $6.1 million for the year ended September 30, 2024. The increase of $2.4 million was primarily due to an increase of $1.8 million in professional fees primarily related to costs incurred in connection with the BCA and related registration statements filed with the SEC, as well as costs incurred in connection with the Purchase Agreement, and the cancellation in 2024 of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023 in the amount of $0.9 million.

Other Income

Other income was $0.7 million for the year ended September 30, 2025, compared to $4.3 million for the year ended September 30, 2024. The decrease of $3.6 million was due to a reduction in the sale of unused New Jersey state NOLs available for sale under the Program.

Amortization of Debt Discount

Amortization of debt discount was $0.6 million for the year ended September 30, 2025 as a result of the discount recorded in connection with the issuance of convertible notes.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the year ended September 30, 2025 as a result of withholding taxes from collaboration revenue earned under the Alkem Agreement.

Liquidity and Capital Resources

We have funded operations to date primarily with proceeds from sales of common and preferred stock, warrants and proceeds from the issuance of convertible debt. We will likely offer additional securities for sale in response to market conditions or other circumstances, including sales to Chardan pursuant to the Facility, if we believe such a plan of financing is required to advance our business plans and is in the best interests of our stockholders. In addition, we have requested that our stockholders approve the merger transactions contemplated by the BCA, pursuant to which, if approved, Sonnet will operate as a wholly owned subsidiary of HSI and we will continue to focus on the development of our existing biotech assets. There is no certainty that equity or debt financing will be available in the future or that it will be at acceptable terms, or that our stockholders will approve the merger transactions and, at this time, it is not possible to predict the outcome of these matters.

We have incurred net losses of $16.0 million and $7.4 million for the years ended September 30, 2025 and 2024, respectively. We expect to continue to incur significant operational expenses and net losses in the upcoming 12 months and beyond. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the stage and complexity of our R&D studies and related expenditures, the receipt of additional payments on the licensing of our technology, if any, and the receipt of payments under any current or future collaborations we may enter into.

We have evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. We believe our cash and cash equivalents of $5.1 million at September 30, 2025 will fund our projected operations into February 2026. Substantial additional financing will be needed by us to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended September 30,
	2025	2024
Net cash used in operating activities	$(12,827,199)	$(8,607,723)
Net cash used in investing activities	(12,000)	(12,000)
Net cash provided by financing activities	26,047,009	6,494,920
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,207,810	$(2,124,803)

Operating Activities

During the year ended September 30, 2025, we used $12.8 million of cash in operating activities which was primarily attributable to our net loss of $16.0 million, partially offset by a combined decrease in prepaid expenses and other assets and incentive tax receivable of $1.0 million related to deposits applied to research and development expenses, an increase of $0.8 million in accounts payable and accrued expenses primarily due to professional fees incurred in connection with the transactions contemplated in the BCA, $0.6 million in amortization of debt discount, $0.5 million in financing costs associated with the Purchase Agreement that are classified as financing activities, and $0.2 million in share-based compensation expense.

During the year ended September 30, 2024, we used $8.6 million of cash in operating activities which was primarily attributable to our net loss of $7.4 million, a $2.2 million net decrease in accounts payable and accrued expenses primarily due to the decrease in research and development expenses, offset by an increase of $0.5 million from a decrease in prepaid expenses and other assets, $0.4 million in financing costs associated with the Purchase Agreement that are classified as financing activities and $0.2 million in share-based compensation expense.

Investing Activities

During each of the years ended September 30, 2025 and 2024, we used $12,000 of cash in investing activities for the purchase of acquired in-process research and development.

Financing Activities

During the year ended September 30, 2025, net cash provided by financing activities was $26.0 million, consisting of $15.3 million in net proceeds from the sale of common and preferred stock and pre-funded warrants through a combination of public, registered direct and PIPE offerings and $11.2 million received from the exercise of warrants, partially offset by the payment of $0.5 million of financing costs related to the Facility.

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

Exercise of Warrants

In the fourth quarter of 2025, holders exercised outstanding warrants to purchase 3,744,624 shares of our common stock, from which we received gross proceeds of $11.2 million. In accordance with the BCA, we may not spend any cash proceeds in excess of $3.0 million received from the exercise of warrants without the prior written consent of Rorschach.

July 2025 Convertible Notes and Warrants

In July 2025, we completed a private placement of zero-interest convertible notes (the “Convertible Notes”), raising an aggregate of $2.0 million in gross proceeds. The Convertible Notes were scheduled to mature on June 30, 2026, and were convertible at any time into an aggregate of up to 1,730,104 shares of common stock at a fixed price of $1.156 per share. If, at any time while the Convertible Notes remained outstanding, we issued shares of common stock or common stock equivalents in an offering for gross proceeds of at least $5.0 million (a “Subsequent Issuance”), the entire unpaid principal amount of the Convertible Notes would convert automatically into the same securities issued pursuant to the Subsequent Issuance. In connection with the Convertible Notes, investors also received five-year warrants to purchase an aggregate of 865,052 shares of common stock at the same $1.156 exercise price, providing approximately $0.1 million in additional cash proceeds. The Convertible Notes were converted into shares of Series 5 Preferred Stock (as defined below) and warrants in connection with the PIPE described below.

July 2025 PIPE Offering

We raised an aggregate of $5.5 million in a private placement (the “PIPE”) to accredited investors through the issuance and sale of an aggregate of 5,500 shares of Series 5 Convertible Preferred Stock (the “Series 5 Preferred Stock”), stated value $1,000 per share, initially convertible at a conversion price of $1.25 per share, or 4,400,000 shares of common stock, and warrants to purchase up to an aggregate of 8,800,000 shares of common stock. At the closing of the PIPE, the $2.0 million principal amount of the Convertible Notes automatically converted into an aggregate of 2,000 shares of Series 5 Preferred Stock and warrants to purchase up to 3,200,000 shares of common stock, on the same terms as the PIPE investors.

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

We closed a concurrent private placement with an existing investor for the issuance and sale of 127,500 shares of our common stock, pre-funded warrants to purchase up to 545,500 shares of common stock, and accompanying warrants to purchase up to an aggregate 673,000 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold in the PIPE together with a common warrant to purchase one share of common stock. The PIPE offering price of each share of common stock and accompanying common warrant was $2.23 and the PIPE offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The PIPE warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock.

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

Committed Equity Facility

On May 2, 2024, we entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to the Facility. Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of our common stock, of which $24.7 million is available to be sold as of September 30, 2025. The Facility will allow us to raise primary equity on a periodic basis at our sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by us regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of our common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027, unless earlier terminated upon the terms and conditions therein. We sold 153,020 shares of common stock pursuant to the Purchase Agreement for net proceeds of approximately $0.2 million during the year ended September 30, 2025.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2025 that will affect our future liquidity consist of an operating lease. As of September 30, 2025, we had a current operating lease liability of $46,573.

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

At the end of each reporting period, we compare payments made to third-party service providers to the estimated progress toward completion of the related project, based on the measure of progress as defined in the contract. Factors we consider in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of our service providers. Such estimates are subject to change as additional information becomes available. Depending on the timing of payment to the third-party service providers and the progress we estimate has been made as a result of the service provided, we will record a prepaid expense or accrued liability related to these costs. Contingent development or regulatory milestone payments are recognized upon the related resolution of such contingencies. As of September 30, 2025, we did not make any material adjustments to our prior estimates of accrued research and development expenses.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SONNET BIOTHERAPEUTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sonnet BioTherapeutics Holdings, Inc. and Hyperliquid Strategies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sonnet BioTherapeutics Holdings, Inc. and Hyperliquid Strategies, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception that will require substantial additional financing to continue to fund its research and development activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued research and development expense

As discussed in Notes 2 and 3 to the consolidated financial statements, research and development costs are expensed as incurred, which include amounts due to third parties for research, development, and manufacturing services. At the end of each reporting period, the Company compares the payments made to third-party service providers to the estimated progress towards completion of the related project, based on the measure of progress as defined in the contract. Factors the Company considers in preparing the estimates include costs incurred by the service provider, milestones achieved, and other criteria related to the efforts of its service providers. Depending on the timing of payments to the third-party service providers and the progress the Company estimates has been made as a result of the services provided, the Company will record a prepaid expense or accrued liability related to these costs. As of September 30, 2025, the Company reported accrued research and development expenses of $0.6 million.

We identified the evaluation of certain accrued research and development expenses for third-party service providers as a critical audit matter. Evaluating the estimated progress toward completion of research and development projects, including the factors described above, required especially subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. To evaluate the Company’s estimate of costs incurred as of September 30, 2025, for a selection of accrued research and development expenses, we (1) examined the provisions in the contracts, invoices and communications received from third party service providers related to the project status; (2) sent confirmations to the third-party service providers; and (3) inquired of the individuals who are responsible for monitoring and tracking the status of research and development activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Philadelphia, Pennsylvania

December 16, 2025

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Balance Sheets

	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,120,264	$149,456
Restricted cash	8,237,002	—
Prepaid expenses and other current assets	470,615	1,206,409
Incentive tax receivable	514,845	762,078
Total current assets	14,342,726	2,117,943
Property and equipment, net	10,906	20,523
Operating lease right-of-use asset	43,775	123,417
Deferred offering costs	—	15,000
Other assets	487,151	494,147
Total assets	$14,884,558	$2,771,030
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,942,331	$2,183,416
Accrued expenses and other current liabilities	1,108,075	942,489
Current portion of operating lease liability	46,573	84,291
Total current liabilities	4,096,979	3,210,196
Operating lease liability, net of current portion	—	46,573
Total liabilities	4,096,979	3,256,769
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 5,000,000 shares authorized; 7,500 and no shares issued and outstanding at September 30, 2025 and 2024, respectively (Liquidation value of $7,601,250 as of September 30, 2025)	1	—
Common stock, $0.0001 par value: 125,000,000 shares authorized; 7,077,352 and 650,284 issued and outstanding at September 30, 2025 and 2024, respectively	708	65
Additional paid-in capital	144,479,342	117,195,181
Accumulated deficit	(133,692,472)	(117,680,985)
Total stockholders’ equity (deficit)	10,787,579	(485,739)
Total liabilities and stockholders’ equity (deficit)	$14,884,558	$2,771,030

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Operations

	Years ended September 30,
	2025	2024
Collaboration revenue	$1,000,000	$18,626
Operating expenses:
Research and development	8,355,304	5,737,252
General and administrative	8,488,811	6,130,845
Total operating expenses	16,844,115	11,868,097
Loss from operations	(15,844,115)	(11,849,471)
Foreign exchange (loss) gain	(112,985)	84,293
Other income	720,102	4,327,946
Amortization of debt discount	(556,089)	—
Loss before provision for income taxes	(15,793,087)	(7,437,232)
Provision for income taxes	(218,400)	—
Net loss	(16,011,487)	(7,437,232)
Accrual of cumulative dividends on Series 5 convertible preferred stock	(101,250)	—
Net loss attributable to common stockholders	$(16,112,737)	$(7,437,232)

Per share information:
Net loss per share, basic and diluted	$(3.95)	$(11.35)
Weighted average shares outstanding, basic and diluted	4,081,296	655,240

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at October 1, 2023	—	$—	218,786	$22	$110,017,751	$(110,243,753)	$(225,980)
Sale of common stock, net of issuance costs	—	—	167,987	17	3,976,365	—	3,976,382
Retirement of shares in connection with reverse stock split	—	—	(190)	—	—	—	—
Issuance of common stock on vesting of restricted stock units and restricted stock awards	—	—	976	—	—	—	—
Net share settlement of warrants	—	—	94,288	9	(9)	—	—
Exercise and modification of warrants, net of issuance costs	—	—	168,437	17	2,969,884	—	2,969,901
Share-based compensation	—	—	—	—	231,190	—	231,190
Net loss	—	—	—	—	—	(7,437,232)	(7,437,232)
Balance at September 30, 2024	—	—	650,284	65	117,195,181	(117,680,985)	(485,739)
Sale of common stock, net of issuance costs	—	—	1,203,520	120	7,806,377	—	7,806,497
Retirement of shares in connection with reverse stock split	—	—	(373)	—	—	—	—
Shares released from abeyance	—	—	187,500	19	(19)	—	—
Issuance of common stock on vesting of restricted stock units and restricted stock awards	—	—	17,152	2	(2)	—	—
Sale of warrants in connection with convertible notes, net of issuance costs	—	—	—	—	578,874	—	578,874
Net share settlement of warrants	—	—	1,209	—	—	—	—
Exercise of warrants	—	—	5,018,060	502	11,199,337	—	11,199,839
Sale of preferred stock, net of issuance costs	5,500	1	—	—	5,499,999	—	5,500,000
Conversion of convertible notes into preferred stock	2,000	—	—	—	2,000,000	—	2,000,000
Share-based compensation	—	—	—	—	199,595	—	199,595
Net loss	—	—	—	—	—	(16,011,487)	(16,011,487)
Balance at September 30, 2025	7,500	$1	7,077,352	$708	$144,479,342	$(133,692,472)	$10,787,579

See accompanying notes to consolidated financial statements

Sonnet BioTherapeutics Holdings, Inc.

Consolidated Statements of Cash Flows

	Years ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,011,487)	$(7,437,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	114,399	12,000
Depreciation	9,617	12,843
Amortization of operating lease right-of-use asset	79,642	70,272
Share-based compensation	199,595	231,190
Financing costs related to ChEF Purchase Agreement	520,200	370,426
Non-cash financing costs	3,044	1,732
Amortization of debt discount	556,089	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	735,794	470,987
Incentive tax receivable	247,233	24,496
Other assets	6,996	(79,941)
Accounts payable	630,384	48,423
Accrued expenses and other current liabilities	165,586	(2,241,246)
Deferred income	—	(18,626)
Operating lease liability	(84,291)	(73,047)
Net cash used in operating activities	(12,827,199)	(8,607,723)
Cash flows from investing activities:
Purchases of in-process research and development	(12,000)	(12,000)
Net cash used in investing activities	(12,000)	(12,000)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	7,803,453	3,896,577
Proceeds from sale of preferred stock and warrants, net of issuance costs	5,500,000	—
Proceeds from issuance of convertible notes and warrants, net of issuance costs	2,022,785	—
Payment of deferred offering costs	—	(15,000)
Payment of financing costs related to ChEF Purchase Agreement	(465,200)	(370,426)
Proceeds from exercise of warrants, net of issuance costs	11,185,971	2,983,769
Net cash provided by financing activities	26,047,009	6,494,920

Net increase (decrease) in cash, cash equivalents and restricted cash	13,207,810	(2,124,803)
Cash, cash equivalents and restricted cash at beginning of year	149,456	2,274,259
Cash, cash equivalents and restricted cash at end of year	$13,357,266	$149,456

Cash and cash equivalents	$5,120,264	$149,456
Restricted cash	8,237,002	—
Total cash, cash equivalents and restricted cash	$13,357,266	$149,456

Supplemental disclosure of non-cash operating, investing and financing activities:
Conversion of convertible notes into preferred stock	$1,443,911	$—
Net settlement of warrants	$—	$9
ChEF Purchase Agreement financing costs in accounts payable	$40,000	$—
In-process research and development in accounts payable	$102,399	$—
Warrant issuance costs in accounts payable	$—	$13,868

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

Business combination

On July 11, 2025, the Company entered into a definitive Business Combination Agreement (as amended on September 22, 2025, the “BCA”) with Rorschach I LLC (“Rorschach”), Hyperliquid Strategies Inc. (“HSI”), TBS Merger Sub Inc., and Rorschach Merger Sub, LLC, pursuant to which, subject to the terms and conditions contained in the BCA, Rorschach Merger Sub, LLC, will merge with and into Rorschach with Rorschach surviving as a direct wholly owned subsidiary of HSI and TBS Merger Sub Inc. will merge with and into Sonnet, with Sonnet surviving as a direct wholly owned subsidiary of HSI. Following the closing, the Company will operate as a wholly owned subsidiary of HSI and will continue to focus on the development of its existing biotech assets, including SON-1010, while disposing of other assets. The transaction was subject to customary closing conditions, including approval by the Company’s stockholders, and closed on December 2, 2025. In connection with the transaction, legacy Sonnet stockholders and certain other equity holders of record will receive contingent value rights (“CVRs”) tied to the potential future value of the Company’s biotech assets. See Note 11 for additional details.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Liquidity

The Company has incurred recurring losses and negative cash flows from operations since inception and it expects to generate losses from operations for the foreseeable future primarily due to research and development costs for its potential product candidates. The Company believes its cash and cash equivalents at September 30, 2025 of $5.1 million will fund the Company’s projected operations into February 2026. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to secure additional capital in the future through equity or debt financings, including sales pursuant to its ChEF Purchase Agreement (the “Purchase Agreement”) with Chardan Capital Markets, LLC (“Chardan”), related to a “ChEF,” Chardan’s committed equity facility (the “Facility”); partnerships; collaborations; or other sources to carry out the Company’s planned development activities. In addition, the Company has completed the merger transactions contemplated by the BCA, pursuant to which the Company will operate as a wholly owned subsidiary of HSI and continue to focus on the development of its existing biotech assets. If additional capital is not available when required, the Company may need to delay or curtail its operations until such funding is received. Various internal and external factors will affect whether and when the Company’s product candidates become approved for marketing and successful commercialization. The regulatory approval and market acceptance of the Company’s product candidates, length of time and cost of developing and commercializing these product candidates and/or failure of them at any stage of the approval process will materially affect the Company’s financial condition and future operations.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

d. Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s Interim Chief Executive Officer (“CEO”), as the CODM, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. To date, the Company has not generated any product revenue and expects to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. Accordingly, the CODM uses forecast models in deciding how to invest into the segment. Such forecast models are reviewed to assess the Company’s operating results and performance. The CODM is regularly provided with operating expenses and cash balances, which are reported on the consolidated statements of operations and consolidated balance sheets, respectively.

e. Fair value of financial instruments

The Company measures and records certain financial assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority, referred to as Level 1, to quoted prices in active markets for identical assets and liabilities. The next priority, referred to as Level 2, is given to quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; that is, markets in which there are few transactions for the asset or liability. The lowest priority, referred to as Level 3, is given to unobservable inputs. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments.

f. Cash and cash equivalents

The Company considers highly-liquid investments with original maturities of three months or less to be cash equivalents. The Company holds cash in highly-liquid bank accounts and invests excess cash in money market funds.

g. Restricted cash

The Company maintains certain cash balances that are restricted as to withdrawal or use. In accordance with the BCA, any cash proceeds in excess of $3.0 million received from the exercise of warrants may not be spent by the Company without the prior written consent of Rorschach.

h. Property and equipment

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

i. Impairment of long-lived assets

The Company reviews long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, then an impairment charge is recognized for the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. There were no impairment charges recorded during the fiscal years ended September 30, 2025 and 2024.

j. Deferred offering costs

Legal and other costs incurred in relation to equity offerings are capitalized as deferred offering costs and charged against the proceeds from equity offerings when received. If a financing is abandoned, deferred offering costs are expensed. As of September 30, 2024, the Company had $15,000 in deferred offering costs associated with a shelf registration statement. There were no deferred offering costs as of September 30, 2025.

k. Incentive tax receivable

Subsidiary is eligible to participate in an Australian research and development tax incentive program. As part of this program, Subsidiary is eligible to receive a cash refund from the Australian Taxation Office for a percentage of the research and development costs expended by Subsidiary in Australia. The cash refund is available to eligible companies with annual aggregate revenues of less than $20.0 million (Australian) during the reimbursable period. The Company estimates the amount of cash refund it expects to receive related to the Australian research and development tax incentive program and records the incentive when it is probable (i) the Company will comply with relevant conditions of the program and (ii) the incentive will be received. As of September 30, 2025 and 2024, the Company’s estimate of the amount of cash refund it expects to receive for eligible spending related to the Australian research and development tax incentive program was $0.5 million and $0.8 million, respectively. In November 2024, the Company received a cash refund of $0.7 million, with the $0.1 million difference attributable to a change in foreign exchange rates. For the years ended September 30, 2025 and 2024, $0.5 million and $0.8 million, respectively, for the expected net cash refund related to the tax incentive program was included in research and development expenses.

l. Derivative liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the consolidated statement of operations. The Company determined that certain features under the convertible notes and the ChEF Purchase Agreement (see Note 7) qualified as embedded derivatives. The derivative liability associated with the convertible notes was deemed de minimis at the issuance date. The related notes were subsequently converted into preferred stock and are no longer outstanding as of September 30, 2025. The derivative liability associated with the ChEF Purchase Agreement is accounted for separately at fair value, which has been deemed de minimis.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

m. Collaboration revenue

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

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating transaction price to performance obligations within a contract, determining when performance obligations have been met, and assessing the recognition of variable consideration. When consideration is received prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred income. Deferred income expected to be recognized as revenue within the twelve months following the balance sheet date is classified as a current liability. In May 2021, the Company entered into a License Agreement (the “New Life Agreement”) with New Life. In October 2024, the Company entered into the Alkem Agreement. See Note 6 for further discussion of these agreements.

n. Research and development expense

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

o. Foreign currency

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the U.S. dollar are included in operations in the period in which the transaction occurs and reported within the foreign exchange loss line item in the consolidated statements of operations.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

p. Share-based compensation

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

q. Other income

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by the New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused net operating losses and unused research and development credits to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the state of New Jersey. The Company received net proceeds of $0.7 million and $4.3 million during the years ended September 30, 2025 and 2024, respectively, from the sale of New Jersey state net operating losses through the Program, which is included in other income in the consolidated statements of operations.

r. Income taxes

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

s. Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period (and potential shares of common stock that are exercisable for little or no consideration). Included in basic weighted-average number of shares of common stock outstanding during the year ended September 30, 2024 are the pre-funded October 2023 warrants to purchase 99,687 shares of common stock with an exercise price of $0.0008 per share and warrants exercised through the June 2024 inducement offer for 187,500 shares of common stock that were being held in abeyance as of September 30, 2024.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted shares of common stock outstanding as they would be anti-dilutive:

	September 30,
	2025	2024
Common stock warrants August 2021	14,031	14,031
Underwriter warrants August 2021	284	284
Chanticleer warrants	6	6
Series C warrants	2,297	2,297
Series 3 warrants	1,566	1,566
Unvested restricted stock units and awards	120,000	17,152
Common stock warrants February 2023	31,563	33,982
Underwriter warrants February 2023	1,933	1,933
Common stock private placement warrants June 2023	28,409	28,409
Placement agent warrants June 2023	852	852
Common stock warrants October 2023	354,994	354,994
Underwriter warrants October 2023	10,664	10,664
Placement agent warrants June 2024	14,142	14,142
Common stock warrants June 2024	623,125	703,125
Common stock warrants November 2024	611,110	—
Common stock PIPE warrants December 2024	350,000	—
Common stock warrants July 2025	865,052	—
Common stock PIPE warrants July 2025	8,800,000	—
Common stock warrants July 2025	3,200,000	—
	15,030,028	1,183,437

t. Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, primarily requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 was effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024. The Company adopted the guidance in ASU 2023-07 on January 1, 2024, and it is being applied retrospectively to its consolidated financial statement disclosures.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,
	2025	2024
Compensation and benefits	$150,488	$149,802
Research and development	598,421	617,545
Professional fees	357,620	173,319
Other	1,546	1,823
	$1,108,075	$942,489

4. Leases

In December 2019, the Company entered into a 36-month lease for office space in Princeton, New Jersey, which commenced February 1, 2020. In May 2022, the Company amended the existing lease agreement in order to increase the lease term by approximately three years, which was accounted for as a lease modification. The operating lease right-of-use asset and liability were remeasured at the modification date, resulting in an increase to both balances of $0.2 million.

The components of lease expense for the years ended September 30, 2025 and 2024 are as follows:

Lease expense	2025	2024
Operating lease expense	$90,837	$90,837
Variable lease expense	3,285	1,472
Total lease cost	$94,122	$92,309

At September 30, 2025, the weighted average remaining lease term was 0.5 years and the weighted average discount rate was 12%.

Cash flow information related to operating leases for the years ended September 30, 2025 and 2024 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$95,487	$93,614

Future minimum lease payments under non-cancellable leases at September 30, 2025 are as follows:

Fiscal year
2026	$48,216
Total undiscounted lease payments	48,216
Less: imputed interest	(1,643)
Total lease liabilities	$46,573

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

License agreements

In July 2012, the Company entered into a Discovery Collaboration Agreement (the “Collaboration Agreement”) with XOMA (US) LLC (“XOMA”), pursuant to which XOMA granted to the Company a non-exclusive, non-transferable license and/or right to use certain materials, technologies and related information related to discovery, optimization and development of antibodies and related proteins and to develop and commercialize products thereunder. The Company is obligated to make contingent milestone payments to XOMA totaling $3.8 million on a product-by-product basis upon the achievement of certain development and approval milestones related to a product. The Company has also agreed to pay XOMA low single-digit royalties on net sales of products sold by the Company. Royalties on each product are payable on a country-by-country basis until the later of (i) a specified period of time after the first commercial sale, and (ii) the date of expiration of the last valid claim in the last-to-expire of the issued patents covered by the Collaboration Agreement. The first milestone was achieved in April 2022, at which time the Company incurred a $0.5 million license fee which was recorded as acquired in-process research and development. No license fees were incurred during the years ended September 30, 2025 and 2024.

In August 2015, the Company entered into a License Agreement (the “ARES License Agreement”) with Ares Trading, a wholly-owned subsidiary of Merck KGaA (“ARES”). Under the terms of the ARES License Agreement, ARES has granted the Company a sublicensable, exclusive, worldwide, royalty-bearing license on proprietary patents to research, develop, use and commercialize products using atexakin alfa (“Atexakin”), a low dose formulation of human IL-6 in peripheral neuropathies and vascular complications. Pursuant to the ARES License Agreement, the Company will pay ARES high single-digit royalties on net sales of products sold by the Company. Royalties are payable on a product-by-product and country-by-country basis until the later of (i) a specified period of time after the first commercial sale in such country, and (ii) the last date on which such product is covered by a valid claim in such country. Additionally, the Company will pay ARES a percentage of all revenue received through sublicensing the IL-6 compound, including revenue from any upfront, milestone, royalty, maintenance and similar payments, net of certain full time equivalent (“FTE”) costs incurred by the Company pursuant to such sublicense. The percentage rate owed to ARES on sublicense revenue decreases depending on the point in time of execution of the relevant sublicense agreement and the development progress accomplished by the Company to that point in time. The upfront cash payments received by the Company pursuant to the New Life Agreement (see Note 6) were specifically excluded from the scope of the amended ARES License Agreement. The Company owes ARES $0.1 million in license fees related to sublicense revenue received pursuant to the Alkem Agreement (see Note 6), which is included in research and development expenses in the consolidated statement of operations for the year ended September 30, 2025. No license fees were incurred during the years ended September 30, 2025 and 2024.

In January 2019, the Company entered into a Frame Services and License Agreement (the “Cellca Agreement”) with Sartorius Stedim Cellca GMBH (“Cellca”), pursuant to which Cellca has granted the Company a worldwide, non-exclusive, perpetual, non-transferable license to develop, manufacture or have manufactured, use, sell, import, export and/or otherwise commercialize product based on Cellca’s work to generate a specified transfected cell line and develop an upstream production process for such cell line. The Cellca Agreement is effective unless terminated by either party by giving six months notice, or by giving 14 days notice if terminated for good cause. The Company is obligated to make milestone payments to Cellca totaling up to $0.7 million upon the achievement of certain development and approval milestones if the Buy-Out Option is not exercised. The Company has a Buy-Out Option that will be effective between the time of completion of a clinical trial and the receipt of regulatory approval for commercialization of product. The cost to exercise the Buy-Out Option increases on each anniversary of the commencement date of the Buy-Out Option Period, and ranges from $0.1 million to $0.6 million. The cost to exercise the Buy-Out Option will replace the $0.6 million contingent milestone payment due upon final regulatory approval. The first milestone was achieved in April 2022, at which time the Company incurred a $0.1 million license fees which was recorded as acquired in-process research and development. No license fees were incurred during the years ended September 30, 2025 and 2024.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

In October 2021, the Company entered into a Non-Exclusive License Agreement (the “Brink Agreement”) with Brink Biologics Inc. (“Brink”), pursuant to which Brink has granted the Company a non-exclusive, non-transferable license and limited right to sublicense certain materials and related information to develop cell-based assays for batch, quality control, stability, efficacy, potency or any other type of assay required for production and commercialization of products. During the product development phase, the Company was obligated to make annual product development license fee payments of approximately $0.1 million. In April 2023, the Brink Agreement was amended, effective November 2022, to reduce the annual license fee payments to $12,000 for storage of the licensed cell line. If materials are removed from storage during the product development phase, the annual product development license fee of approximately $0.1 million will apply. If a product achieves commercial status, the Company is obligated to make a commercial product license fee payment of approximately $0.1 million per commercial product. The amended agreement has an initial term of one year and will automatically renew for one additional year unless terminated or converted to a product development license. After the second year, the license will automatically convert to a full license requiring a product development or a commercial product license fee unless the parties mutually agree to terminate the agreement or extend the cell line storage fee of $12,000. The Company incurred $12,000 in license fees during each of the years ended September 30, 2025 and 2024, which were recorded as acquired in-process research and development and included in research and development expenses in the consolidated statements of operations. The Company cancelled the Brink Agreement effective November 1, 2025, and there are no remaining obligations with respect to this license.

In February 2022, the Company entered into a Biological Materials License Agreement (the “InvivoGen Agreement”) with InvivoGen SAS (“InvivoGen”), pursuant to which InvivoGen has granted the Company a worldwide, non-exclusive license to use certain reporter cells for research, development and/or quality control purposes. The InvivoGen Agreement has an initial term of three years and may be extended for two additional three-year periods upon written notice by the Company and payment of an approximately €0.1 million fee per extension (approximately $0.1 million as of September 30, 2025). In July 2025, the Company exercised its first option to extend the InvivoGen Agreement for an additional three-year term, extending the agreement through February 2028. In connection with the extension, the Company incurred $0.1 million in license fees during the year ended September 30, 2025, which was recorded as acquired in-process research and development and included in research and development expenses in the consolidated statements of operations. No license fees were incurred during the year ended September 30, 2024.

In May 2025, the Company entered into a Material Transfer and License Agreement (the “ProteoNic Agreement”) with ProteoNic B.V. (“ProteoNic”), pursuant to which ProteoNic has granted to the Company a non-exclusive, non-transferable, non-sublicensable (except as provided for in the ProteoNic Agreement) license for certain materials, including plasmids and DNA sequences used to generate the vectors used in the Company’s cell lines, for the Company’s use in research, development and commercialization of product. The license will continue until terminated by either party. The Company is obligated to make contingent milestone payments to ProteoNic of €0.2 million (approximately $0.2 million as of September 30, 2025) upon the initial submission of an IND or clinical trial application to a regulatory authority for each distinct product. No license fees were incurred during the year ended September 30, 2025.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Research and development agreement

In December 2021, the Company entered into a Research and Development Agreement (the “Navigo Agreement”) with Navigo Proteins GmbH (“Navigo”), pursuant to which Navigo will perform specified evaluation and development procedures to evaluate certain materials to determine their commercial potential. Under the terms of the Navigo Agreement, the Company has granted Navigo a royalty-free, non-exclusive, worldwide, non-sublicensable, non-transferable right and license to use certain technology to perform the evaluation and development activities, and Navigo has granted the Company (i) an exclusive, worldwide, perpetual, irrevocable, sublicensable, transferable, royalty-free right and license to research, develop, use, sell, have sold, distribute, import or otherwise commercially exploit certain materials, and (ii) a non-exclusive, worldwide, perpetual, sublicensable, non-transferable right and license to make or have made such materials. The Company incurred a $0.1 million technology access fee upon execution of the Navigo Agreement, at which time it was recorded as acquired in-process research. The Company is obligated to make contingent milestone payments to Navigo totaling up to $1.0 million upon the achievement of certain evaluation and development milestones as outlined in the Navigo Agreement, of which $0.3 million of evaluation milestones have been previously recognized. No milestones were achieved and no license fees were incurred during the years ended September 30, 2025 and 2024.

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

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

Collaboration revenue from the single performance obligation related to the Alkem Agreement was recognized at the point-in-time at which the Company transferred the License and Supply to Alkem. Collaboration revenue from the single performance obligation related to the New Life Agreement was recognized over the estimated performance of the research and development activities. The Company recognized $1.0 million and $18,626 of collaboration revenue for the years ended September 30, 2025 and 2024, respectively.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

7. Stockholders’ Equity (Deficit)

October 2023 underwritten public offering

On October 26, 2023, the Company closed a public offering of common stock and certain warrants through Chardan and Ladenburg Thalmann & Co. Inc. as underwriters, for net proceeds of $3.9 million through the issuance and sale of 163,281 shares of its common stock and, to certain investors, pre-funded warrants to purchase 192,187 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 710,931 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $12.80 and the public offering price of each pre-funded warrant and accompanying common warrant was $12.7992. The common warrants were immediately exercisable at a price of $12.80 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. In connection with the June 2024 inducement offer, the exercise price was decreased to $9.60 per share of common stock for common warrants that remained unexercised at the time of the offer. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0008 per share of common stock. All of the pre-funded warrants have been exercised as of September 30, 2025. In addition, warrants to purchase 10,664 shares of common stock were issued to the underwriters as compensation for their services related to the offering. These common stock warrants have an exercise price of $16.00 per share and expire five years from the date of issuance.

Committed equity facility

On May 2, 2024, the Company entered into the Purchase Agreement and a Registration Rights Agreement (the “Registration Rights Agreement”), each with Chardan, related to a “ChEF,” Chardan’s committed equity facility, or the Facility (see Note 1). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Chardan up to $25.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock, of which $24.7 million is available to be sold as of September 30, 2025. The Facility will allow the Company to raise primary equity on a periodic basis at its sole discretion depending on a variety of factors including, among other things, market conditions, the trading price of the common stock, and determinations by the Company regarding the use of proceeds of such common stock. The purchase price of the shares of common stock will be determined by reference to the Volume Weighted Average Price (“VWAP”) of the common stock during the applicable purchase period, less a fixed 4% discount to such VWAP, and the total shares to be purchased on any day may not exceed 20% of the trading volume of the Company’s common stock during the applicable purchase period. The Purchase Agreement will be effective for a 36-month period ending May 16, 2027. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby equity purchase agreement and includes an embedded put option and an embedded forward contract. The Company accounts for the embedded features in the Purchase Agreement as derivatives measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The derivatives associated with the Purchase Agreement have been deemed de minimis. The Company sold 153,020 and 4,706 shares of common stock, respectively, pursuant to the Purchase Agreement for net proceeds of approximately $0.2 million and $0.1 million, respectively, during the years ended September 30, 2025 and 2024. The Company incurred $0.5 million and $0.4 million, respectively, of costs in connection with the Purchase Agreement during the years ended September 30, 2025 and 2024, which are included in general and administrative expenses in the consolidated statement of operations.

November 2024 underwritten public offering

On November 7, 2024, the Company closed a public offering of common stock and certain warrants through Chardan, as underwriter, for net proceeds of $4.2 million through the issuance and sale of 155,000 shares of its common stock, pre-funded warrants to purchase up to 956,111 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 2,222,222 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase two shares of common stock. The public offering price of each share of common stock and accompanying common warrant was $4.50 and the public offering price of each pre-funded warrant and accompanying common warrant was $4.4999. The common warrants were immediately exercisable at a price of $4.50 per share of common stock, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants and 1,611,112 of the common warrants have been exercised as of September 30, 2025.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

December 2024 registered direct and PIPE offering

On December 10, 2024, the Company closed a registered direct offering with institutional investors for the issuance and sale of 768,000 shares of its common stock, pre-funded warrants to purchase up to 317,325 shares of common stock, and accompanying warrants to purchase up to an aggregate of 1,085,325 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The offering price of each share of common stock and accompanying common warrant was $2.23 and the offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The registered direct warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded and common warrants have been exercised as of September 30, 2025.

The Company closed a concurrent private placement with an existing investor for the issuance and sale of 127,500 shares of its common stock, pre-funded warrants to purchase up to 545,500 shares of common stock, and accompanying warrants to purchase up to an aggregate 673,000 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold in the private placement (“PIPE”) together with a common warrant to purchase one share of common stock. The PIPE offering price of each share of common stock and accompanying common warrant was $2.23 and the PIPE offering price of each pre-funded warrant and accompanying common warrant was $2.2299, priced at-the-market under the rules of the Nasdaq Stock Market. The PIPE warrants were immediately exercisable at a price of $2.10 per share, expire five years from the date of issuance and contain an alternative cashless exercise provision. The pre-funded warrants were immediately exercisable at any time, until exercised in full, at a price of $0.0001 per share of common stock. All of the pre-funded warrants and 323,000 of the common warrants have been exercised as of September 30, 2025.

The Company raised net proceeds of $3.4 million from the registered direct and PIPE offerings.

Convertible note and warrant private placements

In July 2025, the Company completed a private placement of zero-interest convertible notes, raising an aggregate of $2.0 million in principal. The notes were scheduled to mature on June 30, 2026, and were convertible at any time into an aggregate of up to 1,730,104 shares of common stock at a fixed price of $1.156 per share. If, at any time while the convertible notes remained outstanding, the Company issued shares of common stock or common stock equivalents in an offering for gross proceeds of at least $5.0 million (a “Subsequent Issuance”), the entire unpaid principal amount of the convertible notes would convert automatically into the same securities issued pursuant to the Subsequent Issuance. In connection with the notes, investors also received five-year warrants to purchase an aggregate of 865,052 shares of common stock at the same $1.156 exercise price, providing $0.1 million in additional cash proceeds.

The Company raised $2.0 million in net cash proceeds from the convertible note and warrant private placements. The Company analyzed the convertible notes and identified certain features that require bifurcation from the host and accounting as derivatives measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The derivatives associated with the convertible notes have been deemed de minimis. However, as the convertible notes were issued with warrants, the net proceeds from the issuance were allocated to the convertible notes and the warrants based on their relative fair values, resulting in an allocation of $1.4 million to the convertible notes and $0.6 million to the warrants. The Company recorded a debt discount of approximately $0.6 million for the difference between the face value of the convertible notes and the amount allocated to the debt at the issuance date. These notes were subsequently converted into shares of non-voting convertible preferred stock and warrants in connection with the preferred stock private placement described below, and the remaining unamortized debt discount was expensed in full.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The fair value of the warrants at the issuance date was determined using a Black-Scholes option pricing model, which includes the use of Level 3 inputs. The Company estimates its stock price volatility using the historical volatility of publicly traded peer companies. The term is equal to the contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for the time period equal to the term of the warrants. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Assumptions used in calculating the fair value of the warrants at the issuance date include the following:

Stock price per share	$1.21
Term (years)	5.00
Expected volatility	99.84%
Dividend yield	—%
Risk-free interest rate	3.84%

The Company’s Chief Medical Officer, Dr. Richard Kenney, participated in the private placement and purchased notes for a principal amount of $0.2 million and warrants to purchase up to an aggregate of 86,505 shares of common stock. As described below, Dr. Kenney’s notes converted into shares of non-voting convertible preferred stock, which are convertible into an aggregate of 160,000 shares of common stock and warrants to purchase up to an aggregate of 320,000 shares of common stock.

Preferred stock and warrant private placements

Concurrently with the signing of the BCA, the Company raised an aggregate of $5.5 million in a private placement to accredited investors through the issuance and sale of an aggregate of 5,500 shares of non-voting Series 5 convertible preferred stock, convertible into up to an aggregate of 4,400,000 shares of common stock, and five-year warrants to purchase up to an aggregate of 8,800,000 shares of common stock at an exercise price of $1.25 per share. At the closing of the PIPE, the $2.0 million principal amount of convertible notes issued in July 2025 automatically converted into 2,000 shares of convertible preferred stock and the investors received additional warrants to purchase up to an aggregate of 3,200,000 shares of common stock on the same terms as the PIPE investors.

The significant rights and preferences of the Company’s Series 5 convertible preferred stock are as follows:

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series 5 convertible preferred stock are entitled to receive, prior and in preference to any distribution to holders of junior securities (including common stock) and pari passu with any designated parity preferred, an amount per share equal to the stated value of $1,000 plus all unpaid, accrued and accumulated preferential dividends (whether or not declared). If the assets available for distribution are insufficient to pay the full amounts due, distributions to Series 5 holders will be made ratably based on the aggregate amounts otherwise payable.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Conversion

Each share of Series 5 preferred stock is convertible, at the option of the holder at any time, into a number of shares of common stock equal to (i) the stated value plus all unpaid, accrued and accumulated preferential dividends, divided by (ii) the conversion price. The initial conversion price is $1.25 per share, subject to adjustment for standard structural events (e.g., stock splits, stock dividends, combinations, and reclassifications), but there is no price-based anti-dilution adjustment. Conversions are subject to a beneficial ownership limitation (generally 4.99%, or 9.99% if elected, subject to notice-based increases up to but not exceeding applicable exchange limits) and to an exchange cap until required stockholder approval is obtained. Immediately prior to the closing of the transactions contemplated by the BCA, each outstanding share of Series 5 convertible preferred stock will automatically convert at the then-applicable conversion rate. No fractional shares will be issued upon conversion; the Company will round or make a customary cash adjustment consistent with the Certificate of Designation.

Voting

Holders of Series 5 convertible preferred stock have no general voting rights. A separate class vote of the holders of a majority of the outstanding Series 5 convertible preferred stock is required to approve specified actions, including (among others) altering or changing the powers, preferences, or rights of the Series 5 convertible preferred stock; authorizing or issuing any class or series ranking senior to or pari passu with the Series 5 convertible preferred stock as to dividends, redemption, or liquidation; increasing authorized shares of preferred stock; or certain distributions and redemptions.

Redemption rights

The Series 5 convertible preferred stock is not mandatorily redeemable at a fixed date, is not redeemable at the option of the holders, and is not redeemable upon events outside the Company’s control. The instrument provides only a liquidation preference payable upon an actual liquidation, dissolution, or winding up, and addresses mergers and similar transactions through conversion and Fundamental Transaction provisions rather than redemption.

Dividends

Dividends on the Series 5 convertible preferred stock are cumulative at 6.0% per annum of the stated value, payable quarterly in arrears. At the Company’s election and subject to applicable limitations, dividends may be paid in cash, in shares of common stock, or by accruing and compounding into the stated value. Unpaid, accrued and accumulated dividends are included in the conversion and liquidation preference calculations as described above.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

Common stock warrants

As of September 30, 2025, the following equity-classified warrants and related terms were outstanding:

	Warrants Outstanding	Exercise Price	Expiration Date
Common stock warrants August 2021	14,031	$2,094.40	August 24, 2026
Underwriter warrants August 2021	284	$2,618	August 19, 2026
Chanticleer warrants	6	$144,144.00 - $224,224.00	April 30, 2027 - December 17, 2028
Series C warrants	2,297	$7,860.16	October 16, 2025
Series 3 warrants	1,566	$717.024	August 15, 2027
Common stock warrants February 2023	31,563	$190.08	February 10, 2028
Underwriter warrants February 2023	1,933	$237.60	February 8, 2028
Common stock private placement warrants June 2023	28,409	$12.4000	June 21, 2029
Placement agent warrants June 2023	852	$118.7824	December 30, 2026
Common stock warrants October 2023	354,994	$9.6000	October 27, 2028
Underwriter warrants October 2023	10,664	$16.0000	October 24, 2028
Placement agent warrants June 2024	14,142	$14.8800	June 19, 2029
Common stock warrants June 2024	623,125	$12.4000	June 21, 2029
Common stock warrants November 2024	611,110	$4.5000	November 7, 2029
Common stock PIPE warrants December 2024	350,000	$2.1000	December 9, 2029
Common stock warrants July 2025	865,052	$1.1560	June 30, 2030
Common stock PIPE warrants July 2025	8,800,000	$1.2500	July 14, 2030
Common stock warrants July 2025	3,200,000	$1.2500	July 14, 2030
Total	14,910,028

During the year ended September 30, 2025, 2,419 warrants were net share settled, resulting in the issuance of 1,209 shares of common stock, and 5,018,060 warrants were exercised on a cash basis, resulting in proceeds of $11.2 million. In accordance with the BCA, any cash proceeds in excess of $3.0 million received from the exercise of warrants may not be spent by the Company without the prior written consent of Rorschach.

On June 19, 2024, the Company entered into inducement offer letter agreements with holders of certain existing warrants issued in October 2023 having an original exercise price of $12.80 per share to purchase up to an aggregate of 353,562 shares of the Company’s common stock at a reduced exercise price of $9.60 per share. The transaction closed on June 21, 2024, resulting in net proceeds of the Company of $2.9 million. Due to beneficial ownership limitations, 187,500 shares of common stock related to the exercise of warrants in this transaction were initially held in abeyance. All 187,500 shares of common stock were released from abeyance during the year ended September 30, 2025. Also in connection with this inducement offer, the Company (i) issued to holders who participated in the transaction new common stock warrants to purchase an aggregate of 703,125 shares of common stock, (ii) reduced the exercise price of existing warrants to purchase 354.994 shares of common stock for those holders who did not exercise warrants in the transaction from $12.80 per share to $9.60 per share for the remaining term of the warrants, and (iii) reduced the exercise price of certain existing warrants issued in June 2023 to purchase 28,409 shares of common stock from $118.78 per share to $12.40 per share and extended the expiration date of these warrants from December 30, 2026 to June 21, 2029. The new common stock warrants were immediately exercisable at a price of $12.40 per share and expire five years from the date of issuance. Warrants to purchase 14,142 shares of common stock were issued to the placement agent as compensation for its services related to the offering. These common stock warrants were immediately exercisable at a price of $14.88 per share and expire five years from the date of issuance. The incremental fair value associated with the modification of certain existing June and October 2023 warrants to purchase common stock was accounted for in additional paid-in capital as an equity cost because the modification was done in order to raise equity by inducing the exercise of warrants.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

During the year ended September 30, 2024, an aggregate of 96,090 warrants were net share settled, resulting in the issuance of 94,288 shares of common stock, 355,937 warrants were exercised on a cash basis (including 187,500 warrants for which the related shares were held in abeyance as of September 30, 2024 due to beneficial ownership limitations), resulting in proceeds of $3.0 million, and 4,302 warrants were abandoned by the warrant holder.

8. Share-Based Compensation

In April 2020, the Company adopted the 2020 Omnibus Equity Incentive Plan (the “Plan”). There were 302 shares available for issuance under the Plan as of September 30, 2025. The Plan increases the amount of shares issuable under the Plan by four percent of the outstanding shares of common stock at each January 1, each year. The Plan permits the granting of share-based awards, including stock options, restricted stock units and awards, stock appreciation rights and other types of awards as deemed appropriate, in each case, in accordance with the terms of the Plan. The terms of the awards are determined by the Company’s Board of Directors.

Restricted stock units and awards

On July 9, 2025, 120,000 restricted stock units (“RSUs”) were granted, 100% of which vest on January 8, 2026. On January 1, 2024, 9,175 RSUs and 7,977 restricted stock awards (“RSAs”) were granted, 100% of which vested on January 1, 2025. Any unvested RSUs or RSAs will be forfeited upon termination of services. The fair value of an RSU or RSA is equal to the fair market value of the Company’s common stock on the date of grant. RSU and RSA expense is amortized straight-line over the vesting period.

The Company recorded share-based compensation expense associated with the RSUs and RSAs in its accompanying consolidated statements of operations as follows:

	Years ended September 30,
	2025	2024
Research and development	$66,896	$109,356
General and administrative	132,699	121,834
	$199,595	$231,190

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The following table summarizes RSU activity under the Plan:

		Weighted
		Average Grant
	RSU	Date Fair Value
Unvested balance at October 1, 2023	288	$174.26
Granted	9,175	$14.08
Vested	(288)	$174.26
Forfeited	—	$—
Unvested balance at September 30, 2024	9,175	$14.08
Granted	120,000	$4.64
Vested	(9,175)	$14.08
Forfeited	—	$—
Unvested balance at September 30, 2025	120,000	$4.64

As of September 30, 2025, total unrecognized compensation expense relating to unvested RSUs granted was $0.4 million, which is expected to be recognized over a weighted-average period of 0.3 years.

The following table summarizes RSA activity under the Plan:

		Weighted
		Average Grant
	RSA	Date Fair Value
Unvested balance at October 1, 2023	688	$226.16
Granted	7,977	$14.08
Vested	(688)	$226.16
Unvested balance at September 30, 2024	7,977	$14.08
Granted	—	$—
Vested	(7,977)	$14.08
Unvested balance at September 30, 2025	—	$—

During the years ended September 30, 2025 and 2024, there were no RSAs forfeited. As of September 30, 2025, there was no unrecognized compensation expense relating to unvested RSAs granted.

9. Income Taxes

As of September 30, 2025, the Company had $117.9 million, $26.7 million and $16.0 million of federal, state and foreign net operating losses, respectively. The federal net operating losses will begin to expire in 2030, the state net operating losses will begin to expire in 2039 and the foreign net operating losses begin to expire in 2027. As of September 30, 2025, the Company has federal and state research and development tax credit carryforwards of $2.4 million and $0.4 million available to reduce future tax liabilities which will begin to expire in 2035 and 2032, respectively. Realization of the deferred tax asset is contingent on future taxable income and based upon the level of historical losses, management has concluded that the deferred tax asset does not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against the Company’s deferred tax assets as of September 30, 2025 and 2024. The valuation allowance increased $3.2 million during the year ended September 30, 2025 and decreased $0.6 million during the year ended September 30, 2024.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

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

The tax effects of the temporary differences that gave rise to deferred taxes were as follows:

	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$29,195,207	$26,754,767
Research and development credit carryforwards	2,789,965	3,129,222
Amortization	6,620,882	5,791,883
Share-based compensation	39,130	19,357
Operating lease liability	13,092	36,786
Accrued expenses and other	24,327	26,977
Section 163(j) disallowed interest expense	758,351	761,450
Foreign tax credits	218,400	—
Gross deferred tax assets	39,659,354	36,520,442
Less: valuation allowance	(39,644,696)	(36,480,967)
	14,658	39,475
Deferred tax liabilities:
Property and equipment	(2,353)	(4,782)
Operating lease right-of-use asset	(12,305)	(34,693)
Net deferred tax assets	$—	$—

During the year ended September 30, 2025, the Company sold New Jersey state net operating losses in the amount of $8.1 million and unused New Jersey state research and development tax credits in the amount of $0.1 million, resulting in the recognition of other income of $0.7 million in the consolidated statement of operations. During the year ended September 30, 2024, the Company sold New Jersey state net operating losses in the amount of $49.4 million and unused New Jersey state research and development tax credits in the amount of $0.3 million, resulting in the recognition of other income of $4.4 million in the consolidated statement of operations.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

The Company recorded foreign income tax expense of $0.2 million for the year ended September 30, 2025 and no income tax expense for the year ended September 30, 2024. A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Years ended September 30,
	2025	2024
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.0)	(5.8)
Permanent differences	2.7	2.7
Foreign tax rate differential	—	0.1
Foreign tax credits	(1.4)	—
Foreign withholding taxes	1.4	—
Research and development credit	1.8	(4.6)
Change in valuation allowance	20.0	(8.3)
Sale of state net operating losses and research and development credits	4.1	51.5
Other	(0.2)	(14.6)
Effective income tax rate	1.4%	—%

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”). The IRA contains a number of tax-related provisions that were effective for tax years beginning after December 31, 2022, including a corporate alternative minimum tax of 15% on certain large corporations and an excise tax of 1% on corporate stock repurchases. The various provisions of the IRA did not result in a material impact on the consolidated financial statements.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “Act”), which contains a broad range of tax reform provisions affecting businesses, including extending or reinstating certain provisions of the 2017 Tax Cuts and Jobs Act, tax relief measures, modifications of certain energy tax credits granted under the IRA and limits on various tax deductions, among other key provisions. The Company is currently evaluating the full effects of the Act and does not anticipate a material impact on its consolidated financial statements.

10. Segment Information

The Company has a single reportable segment and allocates resources based on cash resources and operating expense projections. The table below summarizes the significant expense categories regularly reviewed by the CODM:

	Years ended September 30,
	2025	2024
Research and development:
Clinical	$5,632,217	$2,613,188
Non-clinical	2,260,300	3,888,787
Other(1)	462,787	(764,723)
Total research and development	8,355,304	5,737,252
General and administrative:
Payroll and related	1,716,552	715,846
Professional fees	3,695,790	1,922,292
Consulting	1,314,698	1,532,601
Other(2)	1,761,771	1,960,106
Total general and administrative	8,488,811	6,130,845
Operating expenses	$16,844,115	$11,868,097

(1)	Other research and development consists primarily of payroll and related expenses and dues, licenses and subscriptions. The balance is negative for the year ended September 30, 2024 due to the cancellation of accrued but unpaid bonuses that had been awarded for fiscal years 2022 and 2023.
(2)	Other general and administrative consists primarily of facilities, insurance, filing fees, travel expenses and franchise taxes.

Sonnet BioTherapeutics Holdings, Inc.

Notes to Consolidated Financial Statements

11. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through December 16, 2025, the date at which the consolidated financial statements were available to be issued.

As discussed in Note 1, on December 2, 2025 (the “Closing Date”), the Company completed the business combination (the “Closing”) contemplated by the BCA. The common stock of HSI, par value $0.01 per share (“HSI Common Stock”) began trading on the Nasdaq Capital Market under the symbol “PURR” on December 3, 2025. The BCA, among other things, provided for (i) the merger of Rorschach Merger Sub with and into Rorschach (the “Rorschach Merger”), with Rorschach surviving the Rorschach Merger as a direct wholly owned subsidiary of HSI, and (ii) immediately following the Rorschach Merger, the merger of Sonnet Merger Sub with and into Sonnet (the “Sonnet Merger” and, together with the Rorschach Merger, the “Mergers” or “Business Combination”), with Sonnet surviving the Sonnet Merger as a direct wholly owned subsidiary of HSI.

In addition, concurrently with the execution of the BCA, certain accredited investors (the “Subscribers”) entered into subscription agreements with the Company and HSI (the “Subscription Agreements”), pursuant to which the Company agreed to issue, and the Subscribers agreed to purchase, immediately prior to the Closing, an aggregate of 239,921,355 shares of the Company’s common stock at a purchase price of $1.25 per share, pursuant to a private placement in accordance with Section 4(a)(2) of the Securities Act (the “Closing PIPE”). The Closing PIPE was consummated on the Closing Date immediately prior to the Closing and the Company issued 239,921,355 shares of its common stock to the Subscribers pursuant to the Subscription Agreements.

As a result of the Closing, Nasdaq filed a notification of removal from listing and deregistration of the Company’s common stock on Form 25 with the SEC on December 2, 2025. After the Form 25 becomes effective, the Company intends to file with the SEC a Form 15 to request deregistration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and suspension of its reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Evaluation of Our Disclosure Controls

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information about our officers and our members of the Board of Directors as of September 30, 2025. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified. As described above, Donald Giffith, Nailesh Bhatt, Albert Dyrness and Lori McNeill resigned and ceased to serve as directors of Sonnet as of the Closing Date.

Directors	Age	Year First Became Director
Raghu Rao	63	2020
Donald Griffith	76	2020
Nailesh Bhatt (1)(2)(3)	53	2020
Albert Dyrness (1)(2)(3)	62	2020
Lori McNeill (1)(3)	53	2022

(1) Member of the Audit Committee of the Board.

(2) Member of the Compensation Committee of the Board.

(3) Member of the Nominating and Corporate Governance Committee of the Board.

Set forth below are brief biographical descriptions of the individuals serving as our directors as of September 30, 2025, based on information furnished to the Company by such individuals.

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

Donald Griffith, CPA

Donald Griffith, CPA has served on Sonnet’s board of directors since its inception in April 2015, was Chairman of the Sonnet board from April 2015 to June 2018, and was appointed to our Board at the closing of the Merger. Mr. Griffith has served as Sonnet’s Financial Controller since January 1, 2019, and since the Merger served as our Controller, until February 2025 when he became our Chief Financial Officer. Prior to being Financial Controller, he served as Sonnet’s Chief Executive Officer and Chief Financial Officer from April 2015 to December 2016. Before that, Mr. Griffith was the Chief Financial Officer, Director and Secretary of Oncobiologics Inc. (now Outlook Therapeutics; Nasdaq: OTLK) from 2011 to 2018. Mr. Griffith has over 40 years’ experience in finance and accounting and is the founder and Partner of Stolz & Griffith, LLC, a New Jersey accounting firm. The Company believes Mr. Griffith is capable of making valuable contributions to the Board due to his years of experience in finance as well as in the pharmaceutical industry.

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

Executive Officers

The following table sets forth certain information about the executive officers of the Company as of September 30, 2025:

Executive Officers	Age	Position and Office
Raghu Rao	63	Interim Chief Executive Officer and Director
Donald Griffith	76	Chief Financial Officer and Director
John K. Cini, Ph.D.	73	Chief Scientific Officer
Susan Dexter	69	Chief Technical Officer
Richard Kenney, M.D.	67	Chief Medical Officer
Stephen J, McAndrew, Ph.D.	71	President and Chief Business Officer

Set forth below are brief biographical descriptions of the individuals serving as the Company’s executive officers as of September 30, 2025, based on information furnished to the Company by such individuals.

Raghu Rao

See description under Directors.

Donald Griffith, CPA

See description under Directors.

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

Susan Dexter

Susan Dexter has served as a contract consultant to Sonnet in the capacity of Chief Technical Officer since May 2019 and was appointed full-time Chief Technical Officer of the Company at the closing of the Merger on April 1, 2020. Her role at Sonnet is to manage the operations for drug development from cell line development, through cGMP manufacturing of drug substance and clinical drug product, regulatory submissions to initiate human clinical trials, and supply chain for labeling/packaging and distribution to clinical depots. All activities fall under the FDA’s Chemical Manufacturing and Controls for biological drugs (“CMC”). She is also responsible for drug supply and management of non-clinical animal studies in support of regulatory filings related to first-in-human studies. She came to Sonnet with more than thirty years of experience in biotechnology science, manufacturing and business development, having been directly involved in three start-up companies and multiple M&A activities. Her expertise in CMC for biologics process development ranges from cell line development to process development through commercial manufacturing. In her role as Managing Director at Latham Biopharm Group (“LBG”) from September 2008 until the closing of the Merger, Ms. Dexter ran the Product Development service offering, managing the activities and disciplines related to pre- clinical toxicology studies, and CMC-related activities including IND filings, Quality oversight of cGMP activities and other related CMC supply chain activities. She came to LBG from Xcellerex, Inc., a CDMO and developer of single use technology for bioprocessing. She was Chief Business Officer at Xcellerex from April 2004 to September 2008. Prior to Xcellerex, from July 1998 to April 2004, she was VP of Business Development at The Dow Chemical Company’s CDMO, an acquisition of Collaborative BioAlliance, facilitated by Ms. Dexter in 2000, and Assoc. Director of Business Development at Celltech Biologics, purchased by Lonza Biologics, a biologics CDMO. She worked at Celltech/Lonza from 1986 to July 1998. Ms. Dexter holds a double major with Honors in Immunology and Marketing from American University, Washington, D.C., and certifications from Harvard University in ‘Negotiations for Lawyers’ and ‘Finance for Non-financial Managers’. She was also Professor Emeritus at University College, London, Department of Bioengineering, teaching a credited course lecture and workshop in “Project managing of a biologics facility”, to graduate, Ph.D. and post-graduate professionals, from 1999 to 2006. She has served as a non-executive board member for Sartorius Stedim Biotech since 2015, compensation committee member since 2019, and audit committee member since 2022. In February 2023, Ms. Dexter was appointed to the board of directors for a London, UK based company Virocell, a technology developer and CDMO for manufacture of viral vectors for cell and gene therapies. In October 2024, Ms. Dexter was appointed to the board of directors of Virica, a Canadian provider of Viral Sensitizer Enhancers for improved productivity of viral vectors used in gene therapy.

Richard Kenney, M.D.

Richard Kenney, M.D. has served as the Company’s Chief Medical Officer since April 2021. Dr. Kenney has more than 20 years of experience in translational-stage development of biologics, as well as the commercialization strategy and corporate management of preclinical, clinical-stage and commercialized vaccines and immunotherapies. As President of ClinReg Biologics, he has provided strategic consulting in clinical and regulatory affairs of biologics and medical monitoring and pharmacovigilance in several capacities. Dr. Kenney previously served as Chief Development Officer at X-VAX Technology and before that had Chief Medical Officer roles at Immune Design and Crucell Holland, where he led the clinical development and regulatory affairs groups. Dr. Kenney was a researcher/reviewer for the FDA for over six years and did post-graduate training at Duke and NIH. Dr. Kenney received a B.S. in Chemistry from George Washington University and his M.D. from Harvard Medical School.

Stephen J. McAndrew, Ph.D.

Stephen J. McAndrew, Ph.D. has served as the Company’s Chief Business Officer since February 2025 and its President since April 2025, and previously its Senior Vice President of Business Development since the Company’s Merger in 2020. Prior to the Merger, Dr. McAndrew served as the Senior Vice President of Business Development of Sonnet BioTherapeutics, Inc. (“Prior Sonnet”) from February 2020. Before joining Prior Sonnet, Dr. McAndrew served as the Senior Vice President of Business Strategy & Development at Oncobiologics, Inc. from March 2014 to October 2019 and as the Vice President of Business Development from February 2012 to March 2014. Prior to Oncobiologics, Inc., Dr. McAndrew served in various business development roles at several biopharmaceutical companies from 2001 to 2011. From March 1993 to December 2001, Dr. McAndrew also served in various positions of increasing responsibility at Bristol-Myers Squibb Company, including as the Director of Biotechnology Licensing within the External Science and Technology Department. Dr. McAndrew earned his Ph.D. in Molecular and Cellular Biology from Ohio University, an M.S in Molecular Genetics from the State University of New York at Albany and a B.S from the State University of New York at Oswego.

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

Based solely upon the review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2025, except for the following: we filed a Form 4 for Rick Kenney on August 21, 2025 to report the acquisition of (i) warrants on June 30, 2025 and (ii) Series 5 Preferred Stock and warrants on July 14, 2025.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing and to provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, to provide mechanisms to report unethical or illegal conduct and to contribute positively to the Company’s culture of honesty and accountability. Our Code of Business Conduct and Ethics is publicly available on our website at https://www.sonnetbio.com/. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver from a provision of the Code of Business Conduct and Ethics to its directors or executive officers, we intend to disclose the nature of such amendments or waiver on our website or in a current report on a Current Report on Form 8-K.

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

Board Committees

Audit Committee

The Audit Committee of the Board as of September 30, 2025 consisted of Messrs. Bhatt (Chairman) and Dyrness and Ms. McNeill. The Audit Committee’s primary functions are to oversee and review: the integrity of our consolidated financial statements and other financial information furnished by us, our compliance with legal and regulatory requirements, our systems of internal accounting and financial controls, the independent auditor’s engagement, qualifications, performance, compensation and independence, related party transactions, and compliance with our Code of Business Conduct and Ethics.

Each member of the Audit Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Market. Our Board has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. Our Board determined that Mr. Bhatt is an “audit committee financial expert,” as defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Market. Our Board has adopted an Audit Committee Charter, which is available for viewing at https://www.sonnetbio.com/investors/corporate-governance/governance-documents.

Compensation Committee

The Compensation Committee of the Board as of September 30, 2025 consisted of the following two non-employee directors: Mr. Dyrness (Chairman) and Mr. Bhatt. None of these Compensation Committee members was an officer or employee of the Company during the year ended September 30, 2025. Each member of the Compensation Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Market.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board as of September 30, 2025 consisted of Messrs. Bhatt and Dyrness (Chairman) and Ms. McNeill. None of these members was an officer or employee of the Company during the year ended September 30, 2025. Each member of the Nominating and Corporate Governance Committee is “independent” as that term is defined under the applicable rules of the SEC and the applicable rules of The Nasdaq Capital Stock Market. The Nominating and Corporate Governance Committee nominates individuals to be elected to our Board by our stockholders. The Nominating and Corporate Governance Committee of the Board assesses potential candidates to fill perceived needs on the Board for required skills, expertise, independence and other factors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation awarded to or earned by each person serving as our principal executive officer during fiscal year 2025, our two most highly compensated executive officers who were serving as executive officers as of September 30, 2025, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as an executive officer as of September 30, 2025. The persons listed in the following table are referred to herein as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Raghu Rao	2025	155,769	100,000	92,800	—	—	348,569
Interim Chief Executive Officer (2)	2024	—	—	5,254	—	—	5,254
Pankaj Mohan, Ph.D.	2025	407,414	—	—	—	122,718	530,132
Former President and Chief Executive Officer(3)	2024	538,998	—	87,628	—	—	626,626
John K. Cini, Ph.D.	2025	397,750	—	55,680	—	19,584	473,014
Chief Scientific Officer	2024	397,750	—	21,907	—	—	419,657
Susan Dexter	2025	330,150	—	37,120	—	7,201	374,471
Chief Technical Officer	2024	330,150	—	16,852	—	—	347,002

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

(2) Mr. Rao became the interim Chief Executive Officer on March 31, 2025 as a result of the passing of Dr. Mohan.

(3) Dr. Mohan became the Chairman of Sonnet in June 2018 and the Chief Executive Officer in January 2019, and the Chairman, President and Chief Executive Officer of the Company at the closing of the Merger. On March 31, 2025, Dr. Mohan ceased serving as our President and Chief Executive Officer as a result of his passing.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The material terms of each Named Executive Officer’s employment agreement or arrangement are described below.

We entered into an employment agreement with Raghu Rao on July 31, 2025 (the “Rao Agreement”), setting forth the terms of his employment as interim Chief Executive Officer. Pursuant to the Rao Agreement, Mr. Rao is entitled to, among other things, (i) an annual gross base salary of $400,000, (ii) eligibility for a bonus equal to 5.0% of gross revenue received by the Company from a strategic transaction (subject to certain exceptions and not including the Business Combination) and (iii) at the sole discretion of the Company’s board of directors, a cash or equity/options/restricted stock units bonus for achieving or progressing Company stated goals. The Rao Agreement shall terminate in accordance with its terms. Pursuant to the Agreement, if Mr. Rao is terminated without “Cause” (as defined in the Rao Agreement), he is entitled to his base salary for six months, payable in accordance with the Company’s then-current payroll practices and subject to all required withholdings. In the event Mr. Rao resigns for any reason, Mr. Rao will not receive any severance benefits, provided that, pursuant to the Company’s standard payroll policies, the Company shall pay Mr. Rao any accrued obligations.

We entered into an employment agreement with Dr. Mohan on December 31, 2018, as amended (the “Mohan Agreement”), setting forth the terms of his employment as Chief Executive Officer. Pursuant to the employment agreement, Dr. Mohan was entitled to, among other things, (i) an annual gross base salary of $490,000, (ii) eligibility for a bonus equal to 5.4% of gross revenue received by the Company from a strategic transaction and (iii) for any year in which the bonus in the previous clause amounts to less than 50% of the base salary, an additional performance-based cash bonus to bring the aggregate cash bonus for such year to up to 50% of the base salary, as determined by the Board. The Mohan Agreement terminated in accordance with its terms on March 31, 2025 in connection with Dr. Mohan’s passing. Pursuant to Dr. Mohan’s employment agreement, if he was terminated without “Cause” or for “Good Reason” within 2 months prior to or within 12 months following a “Change in Control”, he was entitled to (i) his base salary for 18 months, (ii) a bonus equal to his performance bonus for the year in which the termination occurs, divided by 12, and then multiplied by 18, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage. If Dr. Mohan was terminated without “Cause” or for “Good Reason” not coincident with a “Change in Control”, he was entitled to (i) his base salary for 18 months, (ii) any performance bonus for the performance year in which his termination occurs, and (iii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage.

We entered into an employment agreement with Dr. Cini on January 10, 2020, as amended (the “Cini Agreement”), setting forth the terms of his employment as Chief Scientific Officer. Pursuant to the Cini Agreement, Dr. Cini was entitled to, among other things, (i) an annual gross base salary of $370,000, (ii) eligibility for a bonus equal to 1.1% of gross revenue received by the Company from a strategic transaction and (iii) for any year in which the bonus in the previous clause amounts to less than 35% of the base salary, an additional performance-based cash bonus to bring the aggregate cash bonus for such year to up to 35% of the base salary, as determined by the Board. The Cini Agreement terminated in accordance with its terms on December 2, 2025 in connection with his resignation as a result of the Business Combination. Pursuant to Dr. Cini’s employment agreement, if he was terminated without “Cause” or for “Good Reason” within 2 months prior to or within 12 months following a “Change in Control”, he was entitled to (i) his base salary for 12 months and (ii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 18 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage. If Dr. Cini was terminated without “Cause” or for “Good Reason” not coincident with a “Change in Control”, he was entitled to (i) his base salary for 9 months and (ii) if he timely continued coverage under COBRA, payment for COBRA premiums necessary to continue coverage until the earliest of (a) 12 months following the termination date, (b) the date he becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date he becomes ineligible for COBRA continuation coverage.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each Named Executive Officer and outstanding as of September 30, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2025

	Stock Awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Raghu Rao	20,000	(1)	$92,800
John K. Cini, Ph.D.	12,000	(1)	$55,680
Susan Dexter	8,000	(1)	$37,120

(1) Scheduled to vest in full on January 8, 2026.

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

The following table sets forth director compensation for the fiscal year ended September 30 2025, paid by us (excluding compensation to our executive officer set forth in the summary compensation table above). Except as set forth in the table below, the non-employee directors did not receive any cash or equity compensation during fiscal year 2025.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nailesh Bhatt(2)	54,000	46,400	—	—	100,400
Albert Dyrness(3)	55,500	18,560	—	—	74,060
Donald Griffith (4)	—	46,400	—	169,301	215,701
Raghu Rao(5)	97,375	92,800	—	255,769	445,944
Lori McNeill(6)	60,000	18,560	—	—	78,560

(1) Represents the aggregate grant date fair value for grants made in 2025 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full.

(2) Mr. Bhatt holds an aggregate of 10,000 restricted stock units, as of September 30, 2025.

(3) Mr. Dyrness holds an aggregate of 4,000 restricted stock units, as of September 30, 2025.

(4) Mr. Griffith served as Sonnet’s Financial Controller since January 1, 2019, and since the Merger served as our Controller. In connection with Mr. Cross’s resignation, on February 12, 2025, Mr. Griffith was appointed to succeed Mr. Cross as our Chief Financial Officer. The amounts in the table above under “All Other Compensation” represent salary and bonus earned by Mr. Griffith for the fiscal year 2025. See the description of the employment agreement with Mr. Griffith below. Mr. Griffith holds an aggregate of 10,000 restricted stock units, as of September 30, 2025.

(5) Mr. Rao became the interim Chief Executive Officer on March 31, 2025 as a result of the passing of Dr. Mohan. The amounts in the table above under “All Other Compensation” represent salary and bonus earned by Mr. Rao for the fiscal year 2025. See the description of the employment agreement with Mr. Rao in the “Employment Agreements” section above. Mr. Rao holds an aggregate of 20,000 restricted stock units, as of September 30, 2025.

(6) Ms. McNeill holds an aggregate of 4,000 restricted stock units, as of September 30, 2025.

Other Agreement with a Director

We entered into an employment agreement with Mr. Griffith on January 1, 2019, setting forth the terms of his employment as Financial Controller (the “Griffith Offer Letter”). Pursuant to the Griffith Offer Letter, Mr. Griffith is entitled to, among other things, (i) an annual prorated gross base salary of $150,000 and (ii) eligibility for a target bonus equal to 25% of gross salary earned. The Griffith Offer Letter has no specific term and constitutes an at-will employment. The terms of the Griffith Offer Letter continue to govern Mr. Griffith’s employment with us as Chief Financial Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 12, 2025 with respect to the beneficial ownership of our common stock by the following: (i) each of our current directors; (ii) each of our Named Executive Officers; (iii) all of the current executive officers and directors as a group; and (iv) each person known by us to own beneficially more than five percent (5%) of the outstanding shares of the our common stock.

For purposes of the following table, beneficial ownership is determined in accordance with the applicable SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise noted in the footnotes to the table, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person or entity (or shares such power with his or her spouse). Under the SEC’s rules, shares of the our common stock issuable under options that are exercisable on or within 60 days after December 12, 2025 (“Presently Exercisable Options”) are deemed outstanding and therefore included in the number of shares reported as beneficially owned by a person or entity named in the table and are used to compute the percentage of the common stock beneficially owned by that person or entity. These shares are not, however, deemed outstanding for computing the percentage of the common stock beneficially owned by any other person or entity.

The percentage of the common stock beneficially owned by each person or entity named in the following table is based on no shares of common stock issued and outstanding as of the Closing Date.

Name And Address of Beneficial Owner*	Amount And Nature of Beneficial Ownership	Percent Of Class
Named Executive Officers and Directors:
Nailesh Bhatt	—	**
Albert Dyrness	—	**
Donald Griffith	—	**
Raghu Rao	—	**
Lori McNeill	—	**
John K. Cini, Ph.D.	—	**
Susan Dexter	—	**
Richard Kenney	—	**
All current executive officers and directors as a group (8 persons)	—	**

*	Unless otherwise indicated, the address is c/o Sonnet BioTherapeutics, Inc., 100 Overlook Center, Suite 102, Princeton, New Jersey, 08540.

**	Less than 1%.

Equity Compensation Plan Information

The following table provides information as of September 30, 2025 regarding shares of our common stock that may be issued under our existing equity compensation plans, including our 2020 Omnibus Equity Incentive Plan (the “2020 Plan”).

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	120,000	N/A	302
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	120,000	—	302

(1)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs since RSUs have no exercise price. Other than RSUs, there were no outstanding options, warrants, or rights under our equity compensation plan as of September 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction and series of similar transactions, since the beginning of fiscal year 2024, to which we were a party or will be a party, in which:

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

Compensation arrangements for our Named Executive Officers and directors are described in the section entitled “Executive Compensation.”

Public Offering

Pankaj Mohan, our former Chairman and Chief Executive Officer, purchased 4,296 shares of common stock and warrants to purchase 8,593 shares of common stock pursuant to an underwritten public offering by us at $12.80 per share and accompanying two warrants. The offering closed on October 27, 2023.

Raghu Rao, a director and our interim Chief Executive Officer, purchased 1,953 shares of common stock and warrants to purchase 3,906 shares of common stock pursuant to an underwritten public offering by us at $12.80 per share and accompanying two warrants. The offering closed on October 27, 2023.

Private Placement

Dr. Richard Kenney, our Chief Medical Officer, participated in a private placement that closed on June 30, 2025, and purchased convertible notes for a principal amount of $200,000 and warrants to purchase up to an aggregate of 86,505 shares of common stock. The notes converted into shares of convertible preferred stock, which are convertible into an aggregate of 160,000 shares of common stock and warrants to purchase up to an aggregate of 320,000 shares of common stock.

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

Director Independence

Our Board as of September 30, 2025 consisted of six directors. Our Board has determined that Messrs. Bhatt and Dyrness and Ms. McNeill were “independent” as that term is defined under the rules of The Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees for professional services rendered by KPMG LLP, our independent registered public accounting firm, for each of the respective last two fiscal years:

Fee Category	2025	2024
Audit Fees	$1,257,500	$668,000
Audit-Related Fees	—	—
Tax Fees	61,825	42,074
All Other Fees	—	—
Total Fees	$1,319,325	$710,074

Audit Fees

Represents fees for professional services provided in connection with the audit of our annual consolidated financial statements and reviews of our quarterly interim consolidated financial statements, as well as for fees associated with registration statements, comfort letters and consents.

Audit-Related Fees

We did not incur any audit-related fees from our independent auditors in 2025 or 2024.

Tax Fees

Tax fees are associated with tax compliance, tax advice, tax planning and tax preparation services.

All Other Fees

Fees related to products and services provided by the principal accountant, other than the services reported in the above sections.

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee is required to review and approve the proposed retention of independent auditors to perform any proposed auditing and non-auditing services as outlined in its charter. The Audit Committee has not established policies and procedures separate from its charter concerning the pre-approval of auditing and non-auditing related services. As required by Section 10A of the Exchange Act, our Audit Committee has authorized all auditing and non-auditing services provided by KPMG LLP during 2025 and 2024 and the fees paid for such services. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimis” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

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

Sonnet BioTherapeutics Holdings, Inc.
(Registrant)

Date: December 16, 2025	/s/ Raghu Rao
Raghu Rao
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer and sole Director)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated October 10, 2019, by and among the Company, Sonnet Sub. and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on October 11, 2019, and incorporated herein by reference).#

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated February 7, 2020, by and among the Company, Sonnet Sub and Merger Sub (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on February 7, 2020, and incorporated herein by reference).

2.3#	Share Exchange Agreement, between Sonnet BioTherapeutics, Inc. and Relief Therapeutics Holding SA, dated August 9, 2019 (incorporated by reference to Exhibit 2.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).#

2.4#

Business Combination Agreement, dated July 11, 2025, by and among the Company, Rorschach I LLC, Hyperliquid Strategies Inc, TBS Merger Sub Inc and Rorschach Merger Sub, LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on July 14, 2025 and incorporated herein by reference).#

2.5	Amendment No. 1 to Business Combination Agreement, dated September 22, 2025, by and among the Company, Rorschach I LLC, Hyperliquid Strategies Inc, TBS Merger Sub Inc and Rorschach Merger Sub, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed on December 3, 2025 and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series 3 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series 4 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.4	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated September 16, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2022).

3.5	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated August 31, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2023).

3.6	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated September 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2024).

3.7	Amended and Restated Bylaws, of Sonnet BioTherapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

3.8	Certificate Of Designation of Preferences, Rights and Limitations of Series 5 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2025).

3.9	Certificate of Amendment of Certificate of Incorporation, as amended, of Sonnet BioTherapeutics Holdings, Inc., dated December 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 3, 2025).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-178307), filed with the SEC on December 2, 2011).

4.2	Form of Warrant dated May 4, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2017).

4.3	Spin-Off Entity Warrant, dated April 1, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020).

4.4	Form of Sonnet BioTherapeutics, Inc. Converted Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020).

4.5	Form of Series A/B Warrants (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.6	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

4.7	Registration Rights Agreement, dated February 7, 2020, by and between the Company and certain investors named therein (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4/A filed with the SEC on February 7, 2020).

4.8	Description of Securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2024).

4.9	Form of Pre-Funded Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.10	Form of Underwriter Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A filed with the SEC on August 16, 2021).

4.11	Form of Common Warrant, dated August 24, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC August 25, 2021).

4.12	Form of Pre-Funded Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.13	Form of Underwriter Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.14	Form of Common Warrant dated February 10, 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

4.15	Form of Pre-Funded Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.16	Form of Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.17	Form of Placement Agent Warrant dated June 30, 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023).

4.18	Form of Pre-Funded Warrant (filed as Exhibit 4.14 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

4.19	Form of Underwriter Warrant (filed as Exhibit 4.15 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

4.20	Form of Common Warrant (filed as Exhibit 4.16 to the Company’s Registration Statement on Form S-1/A as filed on September 28, 2023, and incorporated herein by reference).

4.21	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

4.22	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

4.23	Form of Common Warrant (incorporated by reference to Exhibit 4.22 of the Company’s Registration Statement on Form S-1/A filed with the SEC on November 6, 2024).

4.24	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 6, 2024).

4.25	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

4.26	Form of Private Placement Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

4.27	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

4.28	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

4.29	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

4.30	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.1	Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated August 6, 2019 (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.2	Amendment to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS and Sonnet BioTherapeutics, Inc., dated September 25, 2019 (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 27, 2019).

10.3	Side Letter and Amendment No. 2 to Common Stock Purchase Agreement, between GEM Global Yield Fund LLC SCS, Sonnet BioTherapeutics, Inc. and Chanticleer Holdings, Inc., dated February 7, 2020 (incorporated by reference to Exhibit 10.60 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.4†	Employment Agreement, between Pankaj Mohan and Sonnet BioTherapeutics, Inc., dated December 31, 2018 (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.5†	Employment Agreement, between John Cini and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.6†	Employment Agreement, between Jay Cross and Sonnet BioTherapeutics, Inc., dated January 10, 2020 (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.7†	Employment Agreement, between Susan Dexter and the Company, dated April 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020). †

10.8†	Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020). †

10.9†	Sonnet BioTherapeutics Holdings, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 20, 2020). †

10.10†	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2020). †

10.11	License Agreement, between Ares Trading SA and Relief Therapeutics SA, dated August 28, 2015 (incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.12	Discovery Collaboration Agreement, between XOMA (US) LLC and Oncobiologics, Inc., dated July 23, 2012 (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.13	Amendment of Discovery Collaboration Agreement, between XOMA (US) LLC and Sonnet BioTherapeutics, Inc., dated May 7, 2019 (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).***

10.14	Securities Purchase Agreement, dated as of February 7, 2020, by and among Chanticleer Holdings, Inc., Sonnet BioTherapeutics, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).

10.15	Form of Warrant Exercise and Omnibus Amendment Agreement, dated as of August 3, 2020, by and between Sonnet BioTherapeutics Holdings, Inc. and the Holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2020).

10.16†	Assignment and Assumption Employment Agreements by Sonnet BioTherapeutics Holdings, Inc., effective April 1, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.17†	Amendment No. 1 to Executive Employment Agreement, between Pankaj Mohan and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.18†	Amendment No. 1 to Executive Employment Agreement, between John Cini and the Company, dated November 23, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.19†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2020).†

10.20	At-The-Market Sales Agreement, dated February 5, 2020, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021).

10.21	License Agreement, dated May 2, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021).

10.22	First Amendment to License Agreement, dated June 11, 2021, between Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, LTD (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.23	Second Amendment to License Agreement, dated July 7, 2021, among Sonnet Biotherapeutics CH SA, Sonnet BioTherapeutics, Inc. and New Life Therapeutics PTE, Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.24	Amendment to License Agreement and Settlement, dated November 1, 2021, between ARES TRADING SA and Sonnet BioTherapeutics CH SA (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 17, 2021).

10.25	At-The-Market Sales Agreement, dated August 15, 2022, between the Company and BTIG (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022).

10.26	Underwriting Agreement, dated February 8, 2023, between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023).

10.27	Form of Securities Purchase Agreement, dated June 28, 2023, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.28	ChEF Purchase Agreement, dated as of May 2, 2024, by and between Sonnet BioTherapeutics Holdings, Inc. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.29	Registration Rights Agreement, dated as of May 2, 2024, by and between Sonnet BioTherapeutics Holdings, Inc. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.30	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024).

10.31	License Agreement, dated October 8, 2024, between Sonnet BioTherapeutics, Inc., Sonnet BioTherapeutics CH SA and Alkem Laboratories Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

10.32	Underwriting Agreement, dated November 6, 2024, between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2024).

10.33	Form of Registered Direct Securities Purchase Agreement, dated December 9, 2024, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

10.34	Form of Private Placement Securities Purchase Agreement, dated December 9, 2024, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2024).

10.35†

Offer Letter, between Donald Griffith and Sonnet BioTherapeutics, Inc., dated January 1, 2019 (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-4 filed with the SEC on February 7, 2020).†

10.36†	Employment Agreement by and between the Company and Stephen McAndrew, Ph.D., dated February 12, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 13, 2025). †

10.37	Form of Contribution Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.38	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.39	Form of PIPE Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.40†	Employment Agreement by and between the Company and Raghu Rao, dated July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025)†

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2024).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2023).

23.1*	Consent of KPMG LLP.*

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).*

*	Filed herewith.

**	Furnished herewith.

***	Filed herewith; portions of the exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. A copy of any omitted portions will be furnished to the Securities and Exchange Commission upon request.

#	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensation plan, contract or arrangement.

