Form 10-K/A
period 2025-09-30
Sonnet BioTherapeutics Holdings, Inc.
filed 2026-07-17
CIK 1106838

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

Documents incorporated by reference

None.

Explanatory Note

Sonnet Biotherapeutics Holdings, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2025 for purpose of substituting the correct version of the Report of Independent Registered Public Accounting Firm.

Other than as disclosed above and the dating of this Amendment, there are no changes to that Annual Report.

TABLE OF CONTENTS

Item 8.	Financial Statements and Supplementary Data	3

2

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

Philadelphia, Pennsylvania

December 16, 2025

3

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Item 16. 10-K Summary

None.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sonnet BioTherapeutics Holdings, Inc.
(Registrant)

Date: July 17, 2026	/s/ Raghu Rao
Raghu Rao
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer and sole Director)

5